Form 10-K
period 2003-12-31
BUNGE LTD
filed 2004-07-27
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0231912 (I.R.S. Employer Identification No.)
50 Main Street White Plains, New York USA (Address of principal executive offices)	10606 (Zip Code)
(914) 684-2800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, par value $.01 per share Series A Preference Shares Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, as reported by the New York Stock Exchange, was approximately $2,819 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

        As of December 31, 2003, 99,908,318 Common Shares, par value $.01 per share and 99,908,318 Series A Preference Shares Purchase Rights were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

        As of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K (the "Form 10-K"), Bunge Limited was a foreign private issuer within the meaning of the Securities Exchange Act of 1934, as amended, which required Bunge Limited to file Annual Reports on Form 20-F and furnish Current Reports on Form 6-K. On March 15, 2004, Bunge Limited filed an Annual Report on Form 20-F for its fiscal year ended December 31, 2003 (the "Form 20-F") and on May 10, 2004 Bunge Limited furnished a Form 6-K as a quarterly report for the three-month period ended March 31, 2004 (the "Form 6-K"). Subsequent to the filing of the Form 20-F and furnishing of the Form 6-K, Bunge Limited determined that it no longer met the foreign share ownership requirements applicable to foreign private issuers, and, as a result, in the future, Bunge Limited will be required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Annual Report on Form 10-K is being filed voluntarily by Bunge Limited to satisfy the filing requirements that would have been applicable to Bunge Limited had it not been a foreign private issuer on December 31, 2003.

        Please note that this Annual Report on Form 10-K has been prepared as if Bunge Limited were required to file the Form 10-K at December 31, 2003. Therefore, unless otherwise specifically indicated, this Form 10-K only includes information included in the Form 20-F, or as otherwise required in a Form 10-K filing for the year ended December 31, 2003. Information in this Form 10-K has not been updated to reflect events occurring after the date of the information included in the Form 20-F.

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business—Business Overview" and elsewhere in this annual report. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

  •
  our operations, competitive position, strategy and prospects;

  •
  industry conditions, including the cyclicality of the agribusiness industry and unpredictability of the weather;

  •
  estimated demand for the commodities and other products that we sell and use in our business;

  •
  the effects of adverse economic, political or social conditions and changes in foreign exchange policy or rates;

  •
  our ability to complete, integrate and benefit from acquisitions, joint ventures and strategic alliances;

  •
  governmental policies affecting our business, including agricultural and trade policies and laws governing environmental liabilities;

  •
  our funding needs and financing sources; and

  •
  the outcome of pending regulatory and legal proceedings.

        In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this annual report not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

PART I

Item 1.    Business

        References in this Form 10-K to "Bunge Limited," "Bunge", "we," "us" and "our" refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

        We are an integrated, global agribusiness and food company operating in the farm-to-consumer food chain, with operations ranging from sales of raw materials such as grains and fertilizers to retail food products such as margarine and mayonnaise. We have primary operations in North America, South America and Europe and worldwide distribution capabilities. In 2003, we had total net sales of $22,165 million. We believe we are:

  •
  the world's leading oilseed processing company, based on processing capacity;

  •
  the largest processor of soybeans in the Americas and one of the world's leading exporters of soybean products, based on volume;

  •
  the largest producer and supplier of fertilizer to farmers in South America, based on volume; and

  •
  the leading seller of bottled vegetable oils worldwide, based on sales.

        We conduct our operations in three divisions: agribusiness, fertilizer and food products, which divisions include four reporting segments—agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business involved in the purchase, sale and processing of grains and oilseeds. Our agribusiness operations and assets are primarily located in the United States, Brazil, Argentina and Europe, and we have international marketing offices throughout the world. The net sales in our agribusiness division were $17,345 million in 2003, or 78% of our total net sales.

        Our fertilizer division is involved in every stage of the fertilizer business, from mining of raw materials to the sale of fertilizer products. The activities of our fertilizer division are primarily located in Brazil and Argentina. Net sales in our fertilizer division were $1,954 million in 2003, or 9% of our total net sales.

        Our food products division consists of two business lines: edible oil products and milling products. These businesses produce and sell food products such as edible oils, shortenings, margarine, mayonnaise and milled products such as wheat flours and corn products. The activities of our food products division are primarily located in North America, Europe, Brazil and India. Net sales in our food products division were $2,866 million in 2003, or 13% of our total net sales.

History and Development of the Company

        We are a limited liability company incorporated under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We were incorporated on May 18, 1995 under the name Bunge Agribusiness Limited, and we changed our name to Bunge Limited on February 5, 1999. We trace our history back to 1818 when we were founded as a grain trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodities market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923, and in 1999 moved our corporate headquarters to the United States.

        In 2002, we acquired Cereol S.A., which we believe made us the world's largest oilseed processing company, based on processing capacity, and significantly expanded our presence in the European agribusiness market. In May 2003, we formed The Solae Company, or Solae, a soy ingredients joint venture with E.I. duPont de Nemours and Company, or DuPont. In July 2003, we also sold Lesieur, our branded bottled vegetable oil business in France, which we obtained in our acquisition of Cereol, to Saipol, our existing joint venture with Sofiproteol (the financial institution for the French oilseed sector). We intend to continue to explore acquisitions and joint venture opportunities that complement our business.

        Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York 10606, and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Recent Developments

        Dividends.    We paid a regular quarterly cash dividend of $0.11 per share on February 27, 2004 to shareholders of record on February 13, 2004. On March 12, 2004, we announced that we will pay a regular quarterly cash dividend of $0.11 per share on June 1, 2004 to shareholders of record on May 17, 2004.

        Acquisition of Kama Foods.    In March 2004, we announced the signing of a preliminary agreement to acquire Polish edible oil and margarine producer Kama Foods from bankruptcy receivership by EWICO, a Polish limited liability company. We own 50% of EWICO, with the remaining shares owned by an individual investor. Under the terms of the agreement, EWICO will purchase the assets of Kama Foods free and clear of all debts and liabilities for approximately 81 million PLN, or approximately $21 million, with 20 million PLN, or approximately $5 million, payable on execution of the preliminary agreement. The transaction is expected to close by the end of June 2004, at which time EWICO will pay the outstanding balance. Since March 1, 2004, EWICO has been operating Kama Foods under a lease agreement.

Acquisitions

        Over the past several years, we have made acquisitions within each of our business divisions to expand our businesses and product lines, increase our market share and enhance our access to raw materials. The following is a description of our principal recent acquisitions.

        Cereol.    In 2002, we acquired 97.38% of the shares of Cereol S.A. and in April 2003, we acquired the remaining 2.62% of the shares of Cereol, resulting in 100% ownership of Cereol for $810 million in cash (net of cash acquired of $90 million). As a result, we own 100% of Cereol's capital and voting rights. We financed the acquisition with cash and available borrowings. Cereol was primarily engaged in the processing of oilseeds and the production of edible oils in Europe and North America. Cereol's results of operations have been included in our consolidated financial statements since October 1, 2002.

        Fosfertil.    In October 2003, we acquired, through our Brazilian fertilizer subsidiary Bunge Fertilizantes S.A., approximately 11% of the total outstanding shares of Fertilizantes Fosfatados S.A. (Fosfertil). The total purchase price paid for these shares was approximately $84 million. As a result of the acquisition, Bunge Fertilizantes now directly owns 11% of the voting shares and over 12% of the total outstanding shares of Fosfertil, which increases the indirect majority-owned interest that we previously had in Fosfertil. For additional information, see "—Organizational Structure."

        India.    In August 2003, we acquired Hindustan Lever's edible oils and fats businesses based in Bangalore, India, which produce branded edible oil products sold throughout India marketed primarily under the brand names Dalda, Chambal and Masterline. We are now India's market leader in branded hydrogenated vegetable fats. The total purchase price paid was $21 million. In addition, we expanded our Indian operations through the buyout of our joint venture partner and the purchase of a small crushing and refining facility.

Divestitures

        In December 2003, our subsidiary, Bunge North America, sold our U.S. bakery business to Dawn Food Products, Inc. The sale included our facilities that manufactured, marketed and sold dry mixes, frozen baking products, syrups and toppings. The total cash proceeds from the transaction were approximately $82 million, including an adjustment for working capital.

        In July 2003, we sold Lesieur, a French producer of branded bottled vegetable oils, to Saipol, an oilseed processing joint venture between Bunge and Sofiproteol. We received approximately $240 million in cash, which included the repayment of Lesieur's intercompany debt owed to us of $72 million, and a note receivable from Saipol of $31 million, which is payable in July 2009.

        In April 2003, we entered into an alliance with DuPont and together formed Solae by contributing DuPont's Protein Technologies business and our North American and European soy ingredients operations. Solae is a soy ingredients joint venture and a key component in our broader strategic alliance with DuPont. We have a 28% interest in Solae. In May 2003, we sold our Brazilian soy ingredients operations to Solae for $251 million in cash, net of sale-related expenses of approximately $5 million. We recognized a tax-free gain on sale of $111 million in the second quarter of 2003 relating to this sale. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Factors Affecting Operating Results—Acquisitions, Dispositions and Alliances."

Our Competitive Strengths

        We believe our business benefits from the following competitive strengths:

  •
  Significant synergies within and among our businesses. By operating in complementary businesses throughout the food supply chain, we enjoy significant operating and logistical efficiencies. For example, in Brazil, we transport fertilizer raw materials from export-import points to our inland fertilizer plants and back-haul agricultural commodities from our inland locations to export-import points. By using the same transportation resources across business lines, we are able to realize significant cost advantages and logistical efficiencies. In our fertilizer division, we also benefit from our internal sources of raw materials provided by the mines we operate. In our food products division, we capitalize on synergies with our agribusiness division by supplying a significant portion of our raw material requirements from our agribusiness operations, such as crude oils, wheat and corn, thereby helping to ensure an adequate supply of raw materials for these businesses.

  •
  Geographic and product balance and positioning. We have substantial agricultural commodities origination facilities in both the northern and southern hemispheres. This balance between the two hemispheres mitigates seasonal effects on agricultural production, allowing us to offer a constant supply of oilseeds, grains, meal and oil throughout the year. In addition, with our acquisition of Cereol, we also diversified our operations by adding canola and sunflower seed to our product line. Our geographic and product balance mitigates the risks of exposure to adverse agricultural and other conditions in any one particular region or product line.

  •
  Scale, quality and strategic location of our facilities. In the United States, Brazil and Argentina, we operate large, efficient and well-maintained agricultural commodities storage, oilseed processing facilities and export terminals, generating economies of scale and reducing overall costs. We have also selectively located many of our grain elevators and processing and manufacturing facilities in close proximity to our suppliers, domestic customers, edible oil refineries and key export points to reduce transportation costs and delivery times for our products.

  •
  Well-positioned in higher growth areas of our markets. We believe that we are well-positioned in the higher growth areas of the markets in which we operate. For example, our leadership position in the Brazilian soybean origination and processing markets will allow us to benefit from continued rapid growth in Brazilian soybean cultivation. In addition, our market leadership position in the Brazilian fertilizer industry enables us to capitalize on the accelerated growth that is anticipated in the fertilizer market associated with the expansion in the agricultural sector and increased fertilizer use. In our food products division, the leading consumer market position of our edible oil products business in Eastern Europe, Brazil and India will allow us to benefit from anticipated increases in per capita oil consumption in these markets.

Agribusiness

        Overview.    Our agribusiness division is an integrated business involved in the purchase, sale and processing of grains and oilseeds. Our agribusiness operations begin with origination, which involves the purchasing, storing and merchandising of oilseeds and grains. The principal oilseeds and grains that we purchase are soybean, sunflower seed, rapeseed or canola, wheat, corn and sorghum. Of the total amount of grains and oilseeds we originated in 2003, approximately half were soybeans. In addition, we process oilseeds, which involves crushing oilseeds to produce meal and crude and further processed oils. Finally, our international marketing operations link our agribusiness operations with our overseas customers through export sales and distribution while managing commodity, financing and freight risks.

        We obtain all of our oilseeds and grains from third parties, either directly through individual relationships and purchase contracts with farmers or indirectly through intermediaries. We do not engage in any farming operations.

        Customers.    We sell oilseeds, grains, meal and oil to both our own oilseed processing operations and our food products division, as well as to U.S. and international customers in 60 countries around the world. In 2003, our oilseed processing operations used approximately three-fourths of the oilseeds that we originated. The principal third-party purchasers of our grains and oilseeds are oilseed processors, feed manufacturers and wheat and corn millers. The principal purchasers of our oilseed meal and hulls include feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. The principal purchasers of our crude and further processed oils are edible oil processing companies, including our own food products division, which purchased approximately one-third of our total crude oil production.

        In Argentina, Brazil and Canada we produce oilseed meal and oil for both the domestic and export markets. In the United States, the market for these commodity products is primarily domestic. In Europe, whether oil and meal are sold domestically or exported varies country by country. Europe is the largest protein meal consuming region in the world, and our network of crushing plants and local distribution operations for imported protein meal provides broad market coverage.

        In the United States, Brazil and Europe, some domestically produced soybean meal is used in the production of meat and poultry that is ultimately exported. As a result, our oilseed processing operations in those countries benefit from global demand for U.S., Brazilian and European poultry and pork exports.

        Distribution and Logistics.    We use a variety of transportation modes to transport our agricultural commodities and commodity products, including railcars, river barges, trucks and ocean-going vessels. We own and lease railcars and barges, and use transportation services provided by railroads, truck lines and barge companies to fulfill our logistics needs. We also contract with third parties for ocean freight services. In North and South America, we have operations in 13 ports. We have made and will continue to make selective investments in port and storage facilities overseas to better serve our customer base.

        Other Services.    In Brazil, where there are fewer sources of crop financing than in the United States, we provide financing services to farmers. Since 1985, we have offered crop financing in Brazil without experiencing material write-offs. Our crop financing loans are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. The amount of each advance is limited to a predetermined fraction of the individual farmer's historical average output to contain our exposure to crop shortfalls. These loans carry market interest rates and are repaid in soybeans or other grains, the value of which is pegged to the U.S. dollar due to the international pricing of these agricultural commodities, thereby reducing any transfer or convertibility risk. As of December 31, 2003, our total secured advances to our suppliers, which primarily include farmers, were $333 million. In addition to our crop financing program, we provide trade structured financing services to our customers, principally through third-party financial institutions.

        Competition.    Markets for our agribusiness products are highly competitive. Our major competitors in our agribusiness operations are ADM and Cargill and, to a lesser extent, local, large agricultural cooperatives and trading companies, such as Louis Dreyfus Group.

Fertilizer

        Overview.    We are the largest producer and supplier of fertilizer to farmers in South America and the only major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of raw materials to selling of mixed fertilizers. In the Brazilian retail market, we have over 29% of the market share of "NPK" fertilizers. NPK refers to nitrogen, phosphate and potassium, the main components of chemical fertilizers.

        Fertilizer Products and Services.    Our fertilizer division is comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production and sale of intermediate products to fertilizer mixers, cooperatives and our own retail operations. We also produce phosphate-based animal feed ingredients. The primary products we produce in our nutrients operations are single super phosphate, dicalcium phosphate and phosphoric acid. Dicalcium phosphate is a major source of calcium used in animal feed for livestock production and is a principal alternative to meat and bone meal. We are the leading producer of dicalcium phosphate in Brazil. Our retail operations consist of producing, distributing and selling mixed NPK formulas, mixed nutrients and other fertilizer products directly to retailers, processing and trading companies and farmers primarily in Brazil, as well as in Argentina. We market our fertilizers under the Serrana, Manah, Ouro Verde and IAP brands.

        Raw Materials.    Our basic raw materials in our fertilizer division are potash, phosphate, sulfuric acid and nitrogen-based products. Our mines and processing plants produced sufficient phosphate rock to supply approximately 60% of our total phosphate requirements in 2003. We import the balance of our demand for phosphate mainly from Morocco, the United States, Israel and Europe. Our sulfuric acid requirements are fully satisfied by our three acidulation plants. In 2003, Fosfertil supplied approximately 20% of our internal demand for nitrogen, and we purchased the remainder from third-party suppliers. Our internal need for potash is fully satisfied from third-party suppliers. Approximately 66% and 72% of our total raw material needs were imported in 2003 and 2002, respectively.

        The prices of phosphate rock, sulfuric acid, nitrogen and potash are determined by reference to international prices as a result of supply and demand factors. Each of these raw materials is readily available in the international marketplace from multiple sources.

        Distribution and Logistics.    Logistics management is essential to success in the Brazilian fertilizer industry because most fertilizer raw materials are imported, Brazil lacks an efficient transportation infrastructure and transporting raw materials is expensive. Our phosphate mining operations in Brazil allow us to lower our logistics costs by reducing our use of imported raw materials, thereby also reducing the associated transportation expenses. In addition, we reduce our logistics costs by back-hauling agricultural commodities from inland locations after our delivery of imported fertilizer raw materials. We are also investing in the development of port terminals and partnerships with railroads to reduce our transportation costs and improve efficiencies.

        Competition.    Our main competitor in the Brazilian nutrients market is Copebras. Our largest retail fertilizer competitors include Cargill, Norsk Hydro (Trevo) and Heringer.

Food Products

        Overview.    Our food products division consists of two business segments: edible oil products and milling products. We participate in food products markets where we can realize synergies with our agribusiness operations in connection with our raw material procurement activities, which enables us to benefit from being part of an integrated, global agribusiness enterprise. For example, many of our oilseed processing facilities are located in close proximity to our edible oil refineries and mills to reduce transportation costs. We sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. We have a large customer base in our food products division, none of which represents more than 5% of our total net sales in that division.

        The principal raw materials we use in our food products division are various crude and further processed oils in our edible oils segment and corn, wheat and wheat flour in our milling products segment. Our food products division obtains a substantial portion of its raw materials from our agribusiness division. As these raw materials are agricultural commodities or commodity products, we expect supply to be adequate for our operational needs.

  Edible Oil Products

        Products.    Our edible oil products include bottled oils, shortenings, margarine, mayonnaise and other products derived from the oil refining process. We primarily use soybean, sunflower, rapeseed or canola, corn, peanut and other oils that we produce in our oilseed processing operations. We are the leading seller of bottled vegetable oils in the world, based on sales, and have edible oil processing, refining and bottling facilities in North America, South America, Europe and India.

        Distribution and Customers.    Our U.S. food processor customers include baked goods companies such as General Mills, Inc., McKee Foods Corporation and Sara Lee Corporation. Our Brazilian food processor customers include Nestlé, Groupe Danone and Nabisco Inc. In the United States, our foodservice customers include Sysco Corporation, Ruby Tuesday's, Inc., Krispy Kreme Doughnuts Inc. and Yum!Brands, Inc. In Brazil, we are a major supplier of frying and baking shortening to McDonald's Corporation. In Europe, our food processor customers include Unilever and Nestlé, and our foodservice customers include Olitalia SRL and Heidenreich.

        We sell our retail edible oil products in Brazil under a number of our own brands, including Soya, the leading bottled oil brand, and Cukin, the top foodservice shortening brand. We are also the market leader in the Brazilian margarine market with our own brands, Deliciaand Primor. In the United States, our Elite brand is the top foodservice brand family of edible oil products. In Europe, we are the market leader in consumer bottled vegetable oils, which are sold in various local markets under brand names including Oli, Venusz, Floriol, Kujawski, Olek, Unisol and Oleina. In India, we have a strong market presence with our primary brands, Dalda, Chambal and Masterline.

        Competition.    In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill and Unilever, among others. In Europe, our consumer bottled oils compete with Unilever and with various local companies in each country.

  Milling Products

        Products.    Our milling products include wheat flours, sold primarily in Brazil, and corn products sold in the United States. Corn products consist of dry milled corn grits, meal and flours, as well as soy-fortified corn meal and corn-soy blend that we sell to the U.S. government for humanitarian relief programs. We also produce corn oil and corn feed products. In 2003 and 2002, we had the leading market share of the U.S. corn dry milling industry, based on sales. We also have corn milling operations in Canada and Mexico. In Brazil, our wheat milling operation primarily sells bakery flours and bakery pre-mixes.

        In March 2004, our Brazilian subsidiary Bunge Alimentos S.A. exchanged its domestic retail flour assets for J. Macêdo's wheat-based industrial, foodservice and bakery products businesses and related brands. The transaction is subject to the receipt of regulatory approval in Brazil.

        Distribution and Customers.    In Brazil, our wheat milling and related bakery products include a variety of commercial bakery flours. The food processor customers of our wheat milling products in Brazil include Nestlé, Groupe Danone and Nabisco. Our corn products are predominantly sold into the U.S. food processing sector. Our corn grits and meal are used primarily in the cereal, snack food and brewing industries. Our flours are sold to the baking industry and other food processors, as well as in retail markets. Our corn oil and feed products are sold to edible oil processors and animal feed markets. Our U.S. customers include Anheuser-Busch, Inc., Frito Lay, Inc., General Mills, Inc. and Kellogg Company. In Mexico, we are the sole supplier of corn flaking grits to Kellogg Company.

        Competition.    The wheat milling industry in Brazil is highly competitive, with many small regional producers. Our major competitors in the flour lines in Brazil are Pena Branca Alimentos, M. Dias Branco S.A. and Moinho Pacifico. Our major competitors in our U.S. corn products business are Cargill and J.R. Short Milling Co.

Operating Segments and Geographic Areas

        The following tables set forth our net sales by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area is determined based on the country of origin. Information for 2002 reflects our acquisition of Cereol.

	Year Ended December 31,
	2003	2002	2001
	(US$ in millions)
Net Sales to External Customers by Operating Segment:(a)
Agribusiness	$17,345	$10,483	$8,412
Fertilizer	1,954	1,384	1,316
Edible oil products	2,063	1,279	872
Milling products	751	628	621
Other (soy ingredients)	52	108	81

Total	$22,165	$13,882	$11,302

	Year Ended December 31,
	2003	2002	2001
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
United States	$6,129	$4,482	$4,365
Canada	1,216	203	—
Brazil	3,894	3,253	3,268
Argentina	275	452	446
Asia	3,451	1,229	1,007
Europe	7,176	4,232	2,198
Rest of world	24	31	18

Total	$22,165	$13,882	$11,302

	Year Ended December 31,
	2003	2002	2001
	(US$ in millions)
Long-Lived Assets by Geographic Area:(b)
United States	$1,052	$726	$485
Brazil	1,323	1,002	1,318
Argentina	80	53	57
Europe	302	394	—
Rest of world	110	98	4

Unallocated(c)	—	89	—
Total	$2,867	$2,362	$1,864

(a)
In the first quarter of 2003, we changed the name of our "wheat milling and bakery products" segment to "milling and baking products" in connection with the reclassification of our corn milling products business line from the "other" segment to the "milling and baking products" segment. As a result of this change, our "other" segment reflects only our soy ingredients business line, which we sold to Solae, our soy ingredients joint venture with DuPont, in May 2003. The amounts presented herein reflect these reclassifications. In the fourth quarter of 2003, we changed the name of our "milling and baking products" segment to "milling products" in connection with the sale of our U.S. bakery business.

(b)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

(c)
Unallocated purchase price relating to acquisition of Cereol (see Notes 2 and 8 to the consolidated financial statements).

        Please see Note 28 to our Consolidated Financial Statements for additional information on our total assets, segment operating profit, and our net sales and other financial information by operating segment.

Joint Ventures and Alliances

        Alliance with DuPont.    In April 2003, we entered into an alliance with DuPont. This alliance consists of a minority-owned venture, Solae, that focuses on the global production and distribution of specialty food ingredients, including soy proteins and lecithins; a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and an alliance to develop a broader offering of services and products for farmers. DuPont contributed its soy food ingredients business for a 72% majority ownership interest in Solae and we contributed our North American and European soy ingredients operations for a 28% ownership interest. In May 2003, we sold our Brazilian soy ingredients operations to Solae for $251 million in cash, net of sale-related expenses of approximately $5 million. We recognized a tax-free gain on sale of $111 million in the second quarter of 2003 relating to this sale.

        Sale of Lesieur.    In July 2003, we sold Lesieur, a French producer of branded bottled vegetable oils, to Saipol, an oilseed processing joint venture between Bunge and Sofiproteol. We received approximately $240 million in cash, which included the repayment of Lesieur's intercompany debt owed to us of $72 million, and a note receivable from Saipol of $31 million, which is payable in July 2009. We have a 33.34% ownership interest in the Saipol joint venture. There was no gain or loss on this transaction.

Research and Development, Patents and Licenses

        Our research and development activities are focused on developing products and optimizing techniques that will drive growth or otherwise add value to our core business lines.

        In our food products division, we have established centers of excellence, located in the United States and Budapest, to develop and enhance technology and processes associated with food products and marketing.

        Our total research and development expenses were $8 million in 2003, $8 million in 2002 and $6 million in 2001. As of December 31, 2003, our research and development organization consisted of approximately 115 employees worldwide.

        We own trademarks on the majority of the brands we produce in our food products and fertilizer divisions. We typically obtain long-term licenses for the remainder. We have patents covering some of our products and manufacturing processes. However, we do not consider any of these patents to be material to our business.

        We believe we have taken appropriate steps to be the owner of or to be entitled to use all intellectual property rights necessary to carry out our business.

Seasonality

        In our agribusiness division, we do not experience material seasonal fluctuations in volume since we are geographically diversified in the global agribusiness market. The worldwide need for food is not seasonal and increases as populations grow. The geographic balance of our grain origination assets in the northern and southern hemispheres also assures us a more consistent supply of agricultural commodities throughout the year, although our overall supply of agricultural commodities can be impacted by adverse weather conditions such as flood, drought or frost. However, there is a degree of seasonality in our gross profit, as our higher margin oilseed processing operations experience increases in volumes in the second, third and fourth quarters due to the timing of the soybean harvests. In addition, price and margin variations and increased availability of agricultural commodities at harvest times often cause fluctuations in our inventories and short-term borrowings.

        In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, fertilizer sales are significantly higher in the third and fourth quarters of our fiscal year.

        In our food products division, there are no significant seasonal effects on our business.

Risk Management

        Effective risk management is a fundamental aspect of our business. Correctly anticipating market developments to optimize timing of purchases, sales and hedging is essential for maximizing the return on our assets. We engage in commodity price hedging in our agribusiness and food products divisions to reduce the impact of volatility in the prices of the principal agricultural commodities we use in those divisions. We also engage in foreign currency and interest rate hedging. Our trading decisions take place in various markets but position limits are centrally set and monitored. For foreign exchange risk, we require our positions to be hedged in accordance with our foreign exchange policies. We have a finance and risk management committee of our board of directors that supervises and reviews our overall risk management policies and risk limits. In addition, we have a chief risk management officer, reporting directly to our chief financial officer, who focuses on managing our risk exposures. We also review our risk management policies, procedures and systems with outside consultants. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Government Regulation

        We are subject to regulation under U.S. federal, state and local laws, the laws of the European Union and the laws of the other jurisdictions in which we operate. These regulations govern various aspects of our business, including storage, processing and distribution of our agricultural commodity products, food handling and storage, processing and port operations and environmental matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies. In addition, our facilities are subject to periodic inspection by governmental agencies, including the Department of Agriculture, the Food and Drug Administration and the Environmental Protection Agency in the United States and analogous governmental agencies in the other countries in which we do business throughout the world. Certain new regulations that had or are expected to have an impact on our industry are outlined below.

        Oilseed Cultivation in Europe.    In the European Union, oilseed cultivation is governed by the Agenda 2000 measures adopted in March 1999, which provide for a reduction in direct aid paid to European oilseed producers. This policy led to a decrease in acreage devoted to agricultural use, including oilseed production. In July 2002, the European Commission published the Mid-Term Review of the Common Agricultural Policy, which analyzed the impact of the Agenda 2000 measures on European oilseed production. The Mid-Term Review, which was passed in June 2003, does not include any specific measures in favor of oilseeds but allows for grants to farmers growing non-food crops, including rapeseed for biodiesel production.

        GMO Regulation.    New regulations have been passed in Europe and Brazil related to the regulation of GMOs. The European Parliament and the Council of the European Union (EU) have passed new regulations, which require labeling, and traceability criteria for GMOs. These regulations, which take effect on April 19, 2004, introduce the obligation to inform customers when marketing a GMO or GMO derivative, as well as the obligation to maintain systems of traceability at all levels in the food chain. Products derived from GMOs, including food and animal feed, must be labeled if they contain more than 0.9% genetically modified material. The European Union Commission is still required to publish technical guidance on sampling and testing for genetic material to facilitate a coordinated approach to inspections and controls at the EU Member State level before the regulations scheduled to take effect on April 19, 2004 can be implemented.

        In Brazil, the government has legalized the planting and sale of GMO soybeans in certain regions through January 2005. However, certain Brazilian states have banned the planting, sale or transport of GMO crops, which has resulted in the disruption of certain GMO crop shipments. In addition, Brazilian law requires that all products intended for animal or human consumption be labeled if the GMO content of such product exceeds 1%.

        Trans-Fatty Acids Labeling Requirements.    The U.S Food and Drug Administration recently defined new labeling rules, which will be effective January 1, 2006, requiring food processors to disclose levels of trans-fatty acids contained in their products. Many of our soybean oil products that are sold in the United States contain trans-fatty acids as a result of being hydrogenated for use in processed and packaged foods to extend shelf life and stabilize flavor. As a result of the labeling requirement, several food processors have recently indicated an intention to switch to products with lower levels of trans-fatty acids.

        Argentine Export Tax.    In 2003, the Argentine government enacted a new tax law affecting exporters of certain products, including grains and oilseeds. The law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. Final regulations clarifying the application of the new law have not yet been issued.

Competitive Position

        Markets for our products are highly price competitive and sensitive to product substitution. No single company competes with us in all of our markets. Please see the "Competition" section contained in the discussion of each of our operating segments, above, for a list of the primary competitors in each segment.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. We handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in most of our business lines. Handling hazardous or toxic materials and wastes is inherently risky, and we incur costs to comply with health, safety and environmental regulations applicable to our operations.

        Our total environmental compliance expenses were approximately $20 million in 2003, $7 million in 2002 and $5 million in 2001. The increase in our environmental compliance expenses in 2003 was primarily due to a full year of combined operations with Cereol and $7 million of expenses associated with certain facilities in the United States that we sold in 1995, which we reported as discontinued

operations. Compliance with environmental laws and regulations did not materially affect our capital expenditures, earnings or competitive position in 2003, and, based on current laws and regulations, we do not expect that they will do so in 2004.

Employees

        The following tables indicate the distribution of our employees by business division and geographic region as of the dates indicated.

Employees by Business Division

	As of December 31,
	2003	2002	2001
Agribusiness	8,797	7,736	4,508
Fertilizer	6,526	6,114	5,796
Food products	7,972	10,357	7,056

Total	23,295	24,207	17,360

Employees by Geographic Region

	As of December 31,
	2003	2002	2001
North America	4,066	5,369	3,339
South America	14,594	14,533	13,830
Europe	3,707	3,993	132
Asia/Pacific	928	312	59

Total	23,295	24,207	17,360

        Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging markets, including Eastern Europe, India and China. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

Available Information

        Our website address is www.bunge.com. Through the Investor Information section of our website, it is possible to access all of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, Section 16 filings made with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website.

The periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report or amendment is electronically filed with or furnished to the SEC. In addition, reports on Form 20-F and Current Reports on Form 6-K, filed or furnished prior to July 27, 2004, are also available free of charge through our website.

        The foregoing information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

        In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

Item 2.    Properties

        In our agribusiness operations, we have approximately 280 grain storage facilities that are located close to agricultural production areas and export locations. We also have approximately 50 oilseed processing plants and approximately 25 international marketing offices throughout the world.

        In our fertilizer operations, we operate five of the six major phosphate mines in Brazil. We also operate approximately 19 processing plants, which are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about our mining properties:

Name	Product Mined	Annual Production for the Year Ended December 31, 2003		Years Until Reserve Depletion
		(millions of metric tons)
Araxá	Phosphate and other ores	6		18	(1)
Cajati	Phosphate and other ores	5		20	(1)
Catalão	Phosphate and other ores	6		36
Tapira	Phosphate and other ores	14		58
Salitre	Phosphate and other ores	N/A	(2)	N/A	(2)

(1)
We operate our mines under concessions granted by the Brazilian Ministry of Economy and Public Works. The Araxá and Cajati mines operate under concession contracts that expire in 2022 and 2023, respectively, but may be renewed at our option for consecutive ten-year periods thereafter through the useful life of the mines. The number of years until reserve depletion represents the number of years until the initial expiration of those concession contracts. The concessions for the other mines have no specified termination dates and are granted for the useful life of the mines. A January 2004 evaluation of the reserves at the Araxá and Cajati mines indicates that the reserves are worth approximately $160 million, which is in excess of the historical purchase price and carrying value of the mines on our balance sheet.

(2)
Production at the Salitre mine has not commenced; however, annual production is expected to be approximately 5 million metric tons per year. This would result in projected depletion of the reserves in 97 years.

        As a result of expansion in the Brazilian agricultural sector and the related increase in demand for fertilizer, we have recently expanded our fertilizer mixing capacity and intend to significantly expand our production capabilities at our existing mines.

        In our food products operations, we have approximately 45 refining and bottling facilities and approximately 26 other facilities dedicated to our food products operations throughout the world.

        The following tables provide information on our principal operating facilities as of December 31, 2003:

Facilities by Division

Type of Facility	Aggregate Size	Aggregate Daily Productive and Storage Capacity
	(m2)	(metric tons)
Agribusiness	1,600,287	9,515,022
Fertilizer	1,448,920	2,478,998
Food Products	1,165,802	789,437

Facilities by Geographic Region

Region	Aggregate Size	Aggregate Daily Productive and Storage Capacity
	(m2)	(metric tons)
North America	1,034,483	7,012,779
South America	2,313,004	4,466,607
Europe	867,522	1,304,071

        We own the majority of our principal facilities and lease the remainder. In addition, we have access to port facilities in the United States and Argentina through alliances and joint ventures. Our corporate headquarters in White Plains, New York occupy approximately 32,000 square feet of space under a lease that expires in February 2013. We also lease offices for our international marketing operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

Item 3.    Legal Proceedings

        We are party to various legal proceedings in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may arise with respect to any of these matters, we do not expect any proceeding, if determined adversely to us, to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Although we vigorously defend all claims, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments.

        Our Brazilian subsidiaries are subject to pending tax claims by Brazilian federal, state and local tax authorities. As of December 31, 2003, these claims numbered approximately 934 individual cases, represented in the aggregate approximately $420 million and averaged approximately $450,000 per claim. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have approximately 417 individual claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. As of December 31, 2003, these claims represented in the aggregate approximately $525 million and averaged approximately $1.3 million per claim.

        We are also party to a number of labor claims relating to our Brazilian operations. Court rulings under labor laws in Brazil have historically ruled in favor of the employee-plaintiff. We have reserved $59 million as of December 31, 2003 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        In April 2003, we entered into a settlement agreement with McCormick & Company, Incorporated, McCormick France SAS and Ducros S.A. relating to a claim for €155 million brought by McCormick over the purchase price of Ducros, which was sold to McCormick by Cereol in August 2000. Under the settlement agreement, we paid McCormick $57 million. In connection with the settlement, we paid an additional purchase price to Edison S.p.A., the former significant shareholder of Cereol, and Cereol's former public shareholders of approximately $42 million in the aggregate.

        In addition, we are involved in arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. The final purchase price is subject to adjustments, and may be higher or lower than $27 million depending on the outcome of the dispute. We are entitled to be indemnified by Edison, from whom we purchased Cereol in October 2002, if the final purchase price exceeds $39 million.

        Some employees of Lesieur at two of its former facilities in France have made claims for disability pensions from the French social security administration relating to illnesses potentially connected to asbestos exposure associated with production processes of certain discontinued product lines at the facilities. Lesieur is not named as a party to these claims. In addition, two cases are pending against Lesieur before the French social security courts to determine the extent of Lesieur's liability, if any, for asbestos exposure. In addition, one case related to asbestos exposure has been filed against Cereol in Italy by the heirs of a former employee. The merits of that case are under consideration by the judge. We are unable to predict the outcome of this proceeding or to predict whether additional claims will be filed in France, Italy or other European countries. While it is difficult to assess the potential liability for these claims, we do not expect that any liability would have a material adverse effect on our financial results or business.

        The Brazilian securities commission is investigating Bunge Alimentos (formerly, Ceval Alimentos S.A.) and its former and current management for possible non-compliance with Brazilian accounting rules that occurred prior to our acquisition of Ceval Alimentos in 1997. The investigation was initiated by minority shareholders of Ceval Alimentos after we, pursuant to applicable Brazilian accounting regulations, reduced the company's corporate capital after the acquisition. We renamed the company Bunge Alimentos after the acquisition.

        In April 2000, Bunge acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil. Fosfertil is the main Brazilian producer of phosphate used to produce NPK fertilizers. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between Bunge and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not been finalized, Bunge does not expect them to have a material adverse impact on our business or financial results.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
2002
First quarter	$24.00	$18.60
Second quarter	$23.88	$19.65
Third quarter	$24.20	$17.79
Fourth quarter	$26.00	$21.77
2003
First quarter	$27.30	$23.90
Second quarter	$30.35	$24.73
Third quarter	$30.95	$27.37
Fourth quarter	$33.00	$26.29
2004
First quarter	$40.22	$32.99

        To our knowledge, based on information provided by Mellon Investor Services, our transfer agent, 99,908,318 of our common shares were held by approximately 158 registered holders as of December 31, 2003. Because many of these shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these registered holders.

Dividend Policy

        We intend to pay cash dividends to our shareholders on a quarterly basis. However, any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

        Under Bermuda law, a company's board of directors may declare and pay dividends from time to time unless there are reasonable grounds for believing that the company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

        We paid quarterly dividends of $0.10 per share in the first quarters of 2003 and $0.11 per share in the last three quarters of 2003. In addition, we paid a regular quarterly cash dividend of $0.11 per share on February 27, 2004 to shareholders of record on February 13, 2004. On March 12, 2004, we announced that we will pay a regular quarterly cash dividend of $0.11 per share on June 1, 2004 to shareholders of record on May 17, 2004.

Sales of Unregistered Securities During the Fourth Quarter of 2003

        None.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2003, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	3,930,021	(2)	$20.641	(3)	5,502,686	(4)
Equity compensation plans not approved by shareholders(5)	302,600	(6)	$19.696	(7)	184,542	(8)
Total	4,232,621		$20.570		5,687,228

(1)
Includes our Equity Incentive Plan (referred to herein as the "Employee Equity Incentive Plan").

(2)
Includes stock options outstanding as to 3,583,640 common shares, time-vested regular restricted stock unit awards outstanding as to 73,263 common shares (including dividend equivalents payable in common shares) and performance-based restricted stock unit awards outstanding as to 273,118 common shares (including dividend equivalents payable in common shares). Outstanding performance-based restricted stock unit awards may be increased or decreased at a subsequent date in the discretion of our compensation committee. In addition, participants in our Employee Equity Incentive Plan may elect to have all or a portion of their performance-based restricted stock units paid out in cash (in lieu of common shares).

(3)
Calculated based on stock options outstanding under our Employee Equity Incentive Plan. It excludes outstanding time-vested regular restricted stock unit and performance-based restricted stock unit awards.

(4)
Shares available under our Employee Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of qualified or nonqualified stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Employee Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of qualified stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan originally received shareholder approval. As of December 31, 2003, we had a total of 99,908,318 common shares issued and outstanding.

(5)
Includes our Amended and Restated Non-Employee Directors Equity Incentive Plan (referred to herein as the "Non-Employee Directors' Equity Incentive Plan") and our Deferred Compensation Plan for Non-Employee Directors (referred to herein as the "Non-Employee Directors' Deferred Compensation Plan"). Each of these plans is described in more detail below in Item 11 of this report. Our Non-Employee Directors' Equity Incentive Plan will be submitted to shareholders for approval at our 2004 annual general meeting. We do not currently intend to seek shareholder approval of our Non-Employee Directors' Deferred Compensation Plan, as no such approval is required.

(6)
Includes nonqualified stock options outstanding as to 291,600 common shares under our Non-Employee Directors' Equity Incentive Plan and rights to acquire 11,000 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Calculated based on nonqualified stock options outstanding under our Non-Employee Directors Equity Incentive Plan. It excludes shares issuable under our Non-Employee Directors' Deferred Compensation Plan.

(8)
This number includes shares available for future issuance under our Non-Employee Directors' Equity Incentive Plan. Our Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 0.5% of our issued and outstanding common shares at any time. This number does not include rights to acquire shares that may be granted in the future under our Non-Employee Directors' Deferred Compensation

  Plan, which does not have an explicit share limit. The number of shares to be delivered with respect to our Non-Employee Directors' Deferred Compensation Plan in the future depends on the amounts of director's fees that our non-employee directors elect to defer under such plan.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial information for the periods indicated. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this annual report.

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included in this annual report. The consolidated statements of income and cash flow data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this annual report.

        In October 2002, we acquired a controlling interest in Cereol, S.A., a French agribusiness company, and in April 2003 we acquired the remaining ownership interest in Cereol. As a result, we now own 100% of Cereol's share capital and voting rights. Cereol's results of operations have been included in our historical financial statements since October 1, 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results—Factors Affecting Operating Results—Acquisitions, Dispositions and Alliances" for more information."

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$22,165	$13,882	$11,302	$9,500	$7,950
Cost of goods sold	(20,860)	(12,544)	(10,331)	(8,812)	(7,332)

Gross profit	1,305	1,338	971	688	618
Selling, general and administrative expenses	(691)	(579)	(423)	(375)	(321)
Gain on sale of soy ingredients business	111	—	—	—	—
Interest income	102	71	91	114	132
Interest expense	(215)	(176)	(223)	(252)	(204)
Foreign exchange gains (losses)	92	(179)	(148)	(116)	(255)
Other income (expense)	19	6	(4)	7	9

Income (loss) from continuing operations before income tax and minority interest	723	481	264	66	(21)
Income tax (expense) benefit	(201)	(104)	(68)	(12)	27

Income from continuing operations before minority interest	522	377	196	54	6
Minority interest	(104)	(102)	(72)	(37)	4

Income from continuing operations	418	275	124	17	10
Discontinued operations, net of tax of $5 (2003), $1 (2002), $0 (2001), ($1) (2000), ($3) (1999)	(7)	3	3	(5)	(15)

Income (loss) before cumulative effect of change in accounting principles	411	278	127	12	(5)
Cumulative effect of change in accounting principles, net of tax of $6 (2002) and $4 (2001)	—	(23)	7	—	—

Net income (loss)	$411	$255	$134	$12	$(5)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic:
Income from continuing operations	$4.19	$2.87	$1.73	$.26	$.16
Discontinued operations	(.07)	.03	.04	(.07)	(.24)
Cumulative effect of change in accounting principles	—	(.24)	.10	—	—

Net income (loss) per share	$4.12	$2.66	$1.87	$.19	$(.08)

Earnings per common share—diluted(1)
Income from continuing operations	$4.14	$2.85	$1.72	$.26	$.16
Discontinued operations	(.07)	.03	.04	(.07)	(.24)
Cumulative effect of change in accounting principles	—	(.24)	.10	—	—

Net income (loss) per share	$4.07	$2.64	$1.86	$.19	$(.08)

Cash dividends per common share	$.420	$.385	$.095	$—	$—
Weighted average common shares outstanding—basic	99,745,825	95,895,338	71,844,895	64,380,000	64,380,000
Weighted average common shares outstanding—diluted(1)	100,875,602	96,649,129	72,004,754	64,380,000	64,380,000
	Year Ended December 31,
	2003	2002	2001	2000	1999
	(US$ in millions)
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$(41)	$128	$205	$(527)	$37
Cash provided by (used for) investing activities	60	(1,071)	(175)	(85)	(108)
Cash provided by (used for) financing activities	(61)	1,295	(224)	709	(253)
	As of December 31,
	2003	2002	2001	2000	1999
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$489	$470	$199	$423	$363
Inventories(2)	2,867	2,407	1,368	1,311	923
Working capital	2,481	1,655	938	681	295
Total assets	9,884	8,349	5,443	5,854	4,611
Short-term debt, including current portion of long-term debt	1,017	1,499	983	1,522	1,036
Long-term debt	2,377	1,904	830	1,003	793
Redeemable preferred stock	171	171	171	170	—
Common shares and additional paid in capital, net of receivable from former sole shareholder	2,011	1,945	1,631	1,303	1,303
Shareholders' equity	$2,377	$1,472	$1,376	$1,139	$1,197

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	88.4	69.6	57.5	46.3	31.9
Fertilizer	11.5	10.7	9.0	9.1	4.2
Food products:
Edible oil products	3.4	2.0	1.6	1.5	1.6
Milling products	3.5	3.3	3.3	2.9	3.0
Other	0.2	0.2	0.1	0.1	—
Total food products	7.1	5.5	5.0	4.5	4.6
Total volume	107.0	85.8	71.5	59.9	40.7

(1)
The calculation of diluted earnings per common share for each period presented does not include the common shares that would be issuable on conversion of our 3.75% convertible notes due 2022 (the "Notes"), because in accordance with their terms, these Notes have not yet become convertible. The Notes are convertible at the option of a holder into our common shares, among other circumstances, during any calendar quarter in which the closing price of our common shares for at least 20 of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402, or approximately $38.57 per share. The total amount of shares issuable upon conversion of these Notes is approximately 7.78 million.

(2)
Included in inventories were readily marketable inventories of $1,868 million, $1,517 million, $764 million, $799 million and $642 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Operating Results

Factors Affecting Operating Results

        Our results of operations are affected by the following key factors in each of our business divisions:

  Agribusiness

        In the agribusiness division, we purchase, store, process, transport, sell and finance agricultural commodities, principally soy commodity products. In this division, profitability is principally affected by the relative prices of soy commodity products and the volatility of the prices for these products. Profitability is also affected by energy costs, as we use a substantial amount of energy in the operation of our facilities, and by the availability and cost of transportation and logistic services, including truck, barge and rail services. Prices, in turn, are affected by the perceived and actual supply of, and demand for, soy commodity products. Availability is affected by weather conditions, governmental trade policies and growing patterns, including substitution by farmers of other agricultural commodities for soybeans. Demand is affected by growth in worldwide consumption of food products and the price of substitute agricultural products. Global soybean meal consumption grew by approximately 5% per year on average over the last 15 years. We expect that population growth and rising standards of living will continue to have a positive impact on global demand for our agribusiness products.

        From time to time, there may be imbalances between industry-wide levels of oilseed processing capacity and demand for soy commodity products. Prices for soy commodity products are affected by these imbalances, which in turn affects demand for them and our decisions regarding whether and when to purchase, store, process, transport or sell these commodities, including whether to reduce our own oilseed processing capacity. For instance, in March 2004, we announced that we will temporarily idle production at our soybean processing facility in Destrehan, Louisiana due to increased U.S. exports of soybean meal and a smaller than anticipated 2003 U.S. soybean crop due to adverse weather conditions.

  Fertilizer

        In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, agricultural commodity prices, the types of crops planted, the number of acres planted and weather-related issues affecting the success of the harvest. For the past ten years the Brazilian fertilizer industry has grown on average at a rate of over 8% per year. The continued growth of the Brazilian agricultural sector has had, and we expect will continue to have, a positive impact on demand for our fertilizer products. In addition, our selling prices are influenced by international selling prices for imported fertilizers and raw materials, such as phosphate, ammonia and urea, as our products are priced to import parity.

  Food Products

        In the food products division, which consists of our edible oil products and milling products segments, our operations are affected by competition, changes in eating habits and changes in general economic conditions in Europe, the United States and Brazil, the principal markets for our food products division. Competition in this industry has intensified in the past several years due to consolidation in the supermarket industry and attempts by our competitors to increase market share. Profitability in this division is also affected by the mix of products that we sell.

  Foreign Currency Exchange Rates

        Translation of Foreign Currency Financial Statements.    Our reporting currency is the U.S. dollar. However, the functional currency of the majority of our foreign subsidiaries is their local currency. We translate the amounts included in the consolidated statements of income of our foreign subsidiaries into U.S. dollars on a monthly basis at weighted average exchange rates, which we believe approximates the actual exchange rates on the dates of the transactions. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at year-end exchange rates, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss).

        Included in other comprehensive income for the year ended December 31, 2003 were foreign exchange net translation gains of $489 million representing the net gains from the translation of our foreign subsidiaries' assets and liabilities. Included in other comprehensive loss for the year ended December 31, 2002 and 2001 were foreign exchange net translation losses of $403 million and $222 million, respectively, representing the net loss from the translation of our foreign subsidiaries' assets and liabilities.

        Foreign Currency Transactions.    Certain of our foreign subsidiaries, most significantly in Brazil and Argentina, have monetary assets and liabilities that are denominated in U.S. dollars. These U.S. dollar monetary items are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting gains or losses are included in our consolidated statements of income as foreign exchange gains or losses.

        Due to the global nature of our operations, our operating results are vulnerable to foreign exchange rate changes. However, our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural hedge to our exposure to fluctuations in currency exchange rates. Historically, our fertilizer and food product divisions also have been able to link sales prices to those of U.S. dollar-linked imported raw material costs, thereby minimizing the effect of exchange rate fluctuations in those segments.

        Argentina and Brazil.    The volatility of the Argentine peso and Brazilian real has affected our 2003 and 2002 financial performance. Devaluations of these currencies against the U.S. dollar generally have a positive effect on our results when local currency costs are translated to U.S. dollars at weaker real or peso to dollar exchange rates. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, devaluations cause gains based on the changes in the local currency value of the agribusiness inventories. Conversely, devaluations generate offsetting net foreign exchange losses on the net U.S. dollar monetary position of our Brazilian and Argentine subsidiaries, which are reflected in foreign exchange losses in our consolidated statements of income. Our effective tax rate is also favorably affected by the devaluation of the Brazilian real as we recognize tax benefits related to foreign exchange losses on certain long-term intercompany loans.

        Appreciations generally have a corresponding negative effect on our results when local currency costs are translated to U.S. dollars at stronger real or peso to U.S. dollar exchange rates and losses are generated based on changes in the local currency value of our agribusiness segment commodity inventories. Conversely, the appreciation generates offsetting net foreign exchange gains on the net U.S. dollar monetary position of our Brazilian and Argentine subsidiaries, which are reflected in foreign exchange gains in our consolidated statements of income. Our effective tax rate is unfavorably affected by the appreciation of the Brazilian real as we incur income taxes related to foreign exchange gains on certain intercompany loans.

        The real and peso appreciated 22% and 15%, respectively, against the U.S. dollar in the year ended December 31, 2003, compared to a devaluation of 34% and 51%, respectively, in the same period in 2002. Our 2003 results included exchange gains of $75 million and net exchange losses of $186 million in 2002 relating to our Brazilian and Argentine subsidiaries.

        We use long-term intercompany loans to reduce our exposure to foreign currency fluctuations in Brazil, particularly their effects on our results of operations. These loans do not require cash payment of principal and are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains or losses on these intercompany loans are recorded in other comprehensive income (loss) in contrast to foreign exchange gains or losses on third-party debt and short-term intercompany debt, which are recorded in foreign exchange gains (losses) in our consolidated statements of income.

        European Operations.    We operate in the EU and several countries that are not members of the EU. Our risk management policy is to fully hedge our monetary exposures in those countries to minimize the financial effects of fluctuations in the euro and other European currencies.

  Acquisitions, Dispositions and Alliances

        Acquisition of Cereol.    In 2002, we acquired 97.38% of the shares of Cereol S.A. and in April 2003, we acquired the remaining 2.62% of the shares of Cereol, resulting in 100% ownership of Cereol for $810 million in cash (net of cash acquired of $90 million). Cereol's results of operations have been included in our consolidated financial statements since October 1, 2002. We accounted for the acquisition under the purchase method.

        Alliance with DuPont.    In April 2003, we entered into an alliance with DuPont and together formed Solae by contributing DuPont's Protein Technologies business and our North American and

European soy ingredients operations. Solae is a soy ingredients joint venture and a key component in our broader strategic alliance with DuPont. We have a 28% interest in Solae. In May, 2003, we sold our Brazilian soy ingredients operations to Solae for $251 million in cash, net of sale-related expenses of approximately $5 million. We recognized a tax-free gain on sale of $111 million in the second quarter of 2003 relating to this sale. We used the proceeds from the sale to reduce indebtedness. As a result of these transactions, our consolidated balance sheet at December 31, 2003 reflects a long-term investment in Solae, which is accounted for under the equity method.

        Saipol Joint Venture.    In July 2003, we sold Lesieur, a French producer of branded bottled vegetable oils, to Saipol, an oilseed processing joint venture between Bunge and Sofiproteol. We received approximately $240 million in cash, which included the repayment of Lesieur's intercompany debt owed to us of $72 million, and a note receivable from Saipol of $31 million. We own 33% of Saipol, which we account for under the equity method. We did not recognize a gain or loss on the sale. The proceeds from the sale were used to reduce outstanding indebtedness. The $31 million note receivable is due July 2009 with interest payable annually at a rate of 5.55%.

        Sale of U.S. Bakery Business.    In December 2003, we sold our U.S. bakery business to Dawn Food Products, Inc. The total cash proceeds from the transaction were approximately $82 million, including an adjustment for working capital. We recognized a gain on the sale of $2 million net of tax in the fourth quarter of 2003 that is included in discontinued operations in the consolidated statements of income. We used the net proceeds from the sale to reduce outstanding indebtedness.

Income Taxes

        As a Bermuda exempted company, we are not subject to income taxes in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates.

        In 2003, the sale of our Brazilian soy ingredients business to Solae for a gain of $111 million did not result in taxable income and therefore no income tax was provisioned. However, we have recorded a net tax expense of $23 million relating to new tax laws in South America.

        Our U.S. export sales of agricultural commodities and certain food products have been subject to favorable U.S. tax treatment on export sales through the use of a U.S. Foreign Sales Corp. (FSC). Beginning in 2002, due to the repeal of the FSC, we were required to use the tax provisions of the Extraterritorial Income (ETI) exclusion, which was substantially similar to the FSC. This tax treatment lowered our overall tax liabilities and thereby reducing our income tax expense by $16 million in 2003, $9 million in 2002 and $10 million in 2001. The U.S. Congress is considering legislation to repeal the ETI and propose a new tax incentive for certain domestic manufacturers, which could subject U.S. exporters, including us, to higher tax rates. We will continue to monitor the U.S. legislation and determine its effects as the legislation continues to develop.

        In 2003, the Argentine government enacted a new tax law affecting exporters of certain products, including grains and oilseeds. The law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The Argentine government has not yet issued interpretive regulations regarding the application and scope of this law. We will continue to monitor developments with respect to this legislation and any effect that it may have on our consolidated financial statements.

Inflation

        Inflation did not have a material impact on our business in 2003, 2002 or 2001.

Critical Accounting Policies and Estimates

        We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of our consolidated financial statements included in Part III to this annual report.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. In 2002, we commenced recording valuation allowances against certain recoverable taxes owed to us by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the Argentine government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At December 31, 2003 and 2002, our allowances for recoverable taxes were $25 million and $64 million, respectively. The balance declined from December 31, 2002 to December 31, 2003, as a result of either cash received by us or compensation against taxes owed by us to the Argentine government.

  Goodwill

        Goodwill represents the excess of costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows and other factors are used to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges. In the fourth quarter of 2003, we performed our annual impairment test and an impairment charge of $16 million was recorded on goodwill relating to our Austrian oilseed processing operations. The write-down resulted from deterioration in the operating environment due to increases in raw material and freight costs and increased competitive pressure. No other impairment charges resulted from the required impairment evaluations on the rest of our reporting units.

  Intangible Assets and Long-Lived Assets

        Long-lived assets include property, plant and equipment and identifiable intangible assets. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, changes in these factors could cause us to realize material impairment charges.

        In the fourth quarter of 2003, we recorded a pre-tax impairment charge in our agribusiness segment of $40 million relating to fixed assets of our European oilseed processing facilities. These facilities are older, less efficient crushing facilities, and are largely dependent on soybeans imported from North and South America for production. The European oilseed operations experienced operating losses during 2003. During the fourth quarter, we updated our operating forecast to include the effects of certain events occurring in the fourth quarter, including the shortfall in North American soy crop, increased export tariffs for Brazilian soy exports and increased freight rates. Furthermore, we determined that maintenance capital expenditures for the facilities would be substantially higher than previously forecasted. As a result of these factors, we tested the assets for impairment based on an undiscounted cash flow model and determined that these cash flows would not recover the carrying value of the assets. The impairment was measured based on the amount by which the carrying value exceeded the discounted cash flows.

  Contingencies

        We are a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business, and have accrued our estimate of the probable costs to resolve these claims. This estimate has been developed in consultation with in-house and outside counsel and is based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

  Employee Benefit Plans

        We sponsor various pension and postretirement benefit plans. In connection with the plans, we make various assumptions in the determination of projected benefit obligations and expense recognition related to pension and postretirement obligations. Key assumptions include discount rates, rates of return on plan assets, asset allocations and rates of future compensation increases. Management develops its assumptions based on its experience and by reference to market related data. All assumptions are reviewed periodically and adjusted as necessary.

        In 2003, we lowered the weighted average discount rate assumption used to calculate projected benefit obligations under the plans from 6.8% at December 31, 2002 to 6.0% at December 31, 2003, largely based on decreases in U.S. Aa-rated corporate bond rates with similar maturities. U.S.-based plans represent approximately 85% of total projected benefit obligations. The weighted average rate of return assumption on assets of funded plans was also reduced from 9.0% at December 31, 2002 to 8.4% at December 31, 2003 and is based on average assumed asset allocations of 60% equity securities and 40% government and corporate debt securities.

        In 2003, the combination of a decline in assets and a decline in the discount rate caused us to record a minimum pension liability, which reduced shareholders' equity by $10 million, net of tax. Future recognition of additional minimum pension liabilities will depend primarily on the actual return on assets and the discount rate.

        A one percentage point decrease in the assumed discount rate on our defined benefit pension plans would increase annual expense and the projected benefit obligation by $3 million and $32 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $2 million.

  Income Taxes

        We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We consider future taxable income and prudent tax planning strategies to assess the need for and the size of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby increasing net income. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby decreasing net income.

        Prior to recording a valuation allowance, our deferred tax assets were $696 million at December 31, 2003. However, we have valuation allowances of $91 million, principally representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

Results of Operations

  Statements of Income and Segment Presentation Changes

        For the year ended December 31, 2003, we have made the following changes in the presentation of our consolidated statements of income and segment information:

  •
  interest income on advances to suppliers, which primarily include farmers, that was previously recorded as interest income and included in our consolidated statements of income, has been reclassified as a component of gross profit to reflect the operational nature of this income;

  •
  interest income, interest expense, foreign exchange gains and losses and other income and expense, which were previously disclosed in the notes to the consolidated financial statements, are now individually disclosed on the face of the statements of income; and

  •
  the presentation of segment information has been changed to include the financial costs of carrying operating working capital, including foreign exchange gains and losses, interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes.

Prior year amounts have been reclassified to reflect these changes.

  Reclassifications

        In 2003, we changed the name of our "wheat milling and bakery products" segment to "milling products" in connection with the sale of our U.S. bakery business and reclassification of our corn milling products business line from the "other" segment to the "milling products" segment. As a result, our "other" segment now reflects only the historical results of our soy ingredients business line, which we sold to Solae in May 2003. Therefore, we now have four reporting segments: agribusiness, fertilizer, edible oil products and milling products. The operating results of our U.S. bakery business that we sold in 2003 have been reported as discontinued operations. The amounts presented herein have been changed to reflect all of these reclassifications.

        Certain agribusiness activities of our Canadian operations that were previously included in our edible oil products segment in 2002 were retroactively reclassified to the agribusiness segment to conform to the 2003 presentation.

  2003 Overview

        Fiscal year 2003 was the first full year of combined operations with Cereol, which we acquired in October 2002. We increased sales volumes and net sales primarily due to the Cereol acquisition and through organic growth.

        Our agribusiness division results through the third quarter of 2003 lagged behind the prior year because of weaknesses in North American and Western European oilseed processing margins and a return to more normalized margins in South America. In the United States, a poor harvest in 2002/2003 was followed by a 12% smaller harvest in 2003/2004, the smallest in seven years. These reduced harvests put pressure on our North American and Western European agribusiness segment soybean processing operations. To address imbalances in U.S. supply and demand, we temporarily idled two of our U.S. oilseed processing facilities in the first half of 2003. In addition, we recorded $56 million of pretax impairment charges on our long-lived assets in Europe.

        As a result of changing harvest expectations and heightened concerns regarding "mad cow" infected livestock in the United States, the commodity markets during the third and fourth quarters of 2003 were also very volatile. Chicago Board of Trade (CBOT) soybean product prices were near seven-year highs, which caused a wave of farmer selling in North and South America late in the third and during the fourth quarters. In the fourth quarter, customer demand was very strong, and margins improved. In addition, our efficient global logistics system and competitive freight pricing helped offset record increases in freight rates in 2003. As a result, our fourth quarter agribusiness results significantly offset the weaker results experienced in the first three quarters of 2003.

        Our fertilizer business was strong throughout the year, driven by higher international prices for imported raw materials, increases in planted acreage and well-capitalized farmers in South America.

        Our edible oils business benefited from the acquisition of Cereol and from efficiency programs in Brazil and North America.

        The geographic diversity of our operations mitigates risk to our business by lowering our exposure to any one market, region or product. Our 2003 results illustrate this diversification. Our 2003 net sales to external customers by geographic area were 33% in North America, 19% in South America, 32% in Europe and 16% in Asia.

  Segment Results

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,			Year Ended December 31,
(US$ in millions, except volumes and percentages)
	2003	2002	Change	2001	Change
Volumes (in thousands of metric tons):
Agribusiness	88,395	69,606	27%	57,503	21%
Fertilizer	11,538	10,708	8%	8,955	20%
Edible oil products	3,447	1,946	77%	1,610	21%
Milling products	3,468	3,303	5%	3,293	—
Other (soy ingredients)	140	226	(38)%	109	107%

Total	106,988	85,789	25%	71,470	20%

Net sales:
Agribusiness	$17,345	$10,483	65%	$8,412	25%
Fertilizer	1,954	1,384	41%	1,316	5%
Edible oil products	2,063	1,279	61%	872	47%
Milling products	751	628	20%	621	1%
Other (soy ingredients)	52	108	(52)%	81	33%

Total	$22,165	$13,882	60%	$11,302	23%

Cost of goods sold:
Agribusiness	$(16,758)	$(9,700)	73%	$(7,902)	23%
Fertilizer	(1,581)	(1,091)	45%	(1,036)	5%
Edible oil products	(1,817)	(1,128)	61%	(787)	43%
Milling products	(670)	(551)	22%	(553)	—
Other (soy ingredients)	(34)	(74)	(54)%	(53)	40%

Total	$(20,860)	$(12,544)	66%	$(10,331)	21%

Gross profit:
Agribusiness	$587	$783	(25)%	$510	54%
Fertilizer	373	293	27%	280	5%
Edible oil products	246	151	63%	85	78%
Milling products	81	77	5%	68	13%
Other (soy ingredients)	18	34	(47)%	28	21%

Total	$1,305	$1,338	(2)%	$971	38%

Selling, general and administrative expenses:
Agribusiness	$(348)	$(284)	23%	$(189)	50%
Fertilizer	(129)	(100)	29%	(95)	5%
Edible oil products	(164)	(134)	22%	(77)	74%
Milling products	(43)	(51)	(16)%	(54)	(6)%
Other (soy ingredients)	(7)	(10)	(30)%	(8)	25%

Total	$(691)	$(579)	19%	$(423)	37%

Foreign exchange gain (loss):
Agribusiness	$89	$(171)	(152)%	$(77)	122%
Fertilizer	(20)	9	(322)%	(21)	(143)%
Edible oil products	—	3	(100)%	(6)	(150)%
Milling products	—	—	—	(1)	(100)%
Other (soy ingredients)	(1)	3	(133)%	(1)	(400)%

Total	$68	$(156)	(144)%	$(106)	(47)%

Interest income:
Agribusiness	$32	$22	45%	$37	(41)%
Fertilizer	53	36	47%	32	13%
Edible oil products	6	1	500%	2	(50)%
Milling products	—	2	(100)%	5	(60)%
Other (soy ingredients)	—	—	—	—

Total	$91	$61	49%	$76	(20)%

Interest expense:
Agribusiness	$(86)	$(67)	28%	$(126)	(47)%
Fertilizer	(35)	(46)	(24)%	(59)	(22)%
Edible oil products	(24)	(15)	60%	(8)	88%
Milling products	(8)	(10)	(20)%	(11)	(9)%
Other (soy ingredients)	(2)	(5)	(60)%	(3)	67%

Total	$(155)	$(143)	8%	$(207)	(31)%

Segment operating profit:
Agribusiness	$274	$283	(3)%	$155	83%
Fertilizer	242	192	26%	137	40%
Edible oil products	64	6	967%	(4)	250%
Milling products	30	18	67%	7	157%
Other (soy ingredients)	8	22	(64)%	16	38%

Total	$618	$521	19%	$311	68%

Depreciation, depletion and amortization:
Agribusiness	$91	$75	21%	$62	21%
Fertilizer	57	56	2%	60	(7)%
Edible oil products	23	18	28%	19	(5)%
Milling products	13	9	44%	17	(47)%
Other (soy ingredients)	—	10	(100)%	5	100%

Total	$184	$168	10%	$163	3%

Net Income	$411	$255	61%	$134	90%

        Total segment operating profit is our consolidated income from continuing operations before income tax and minority interest that includes an allocated portion of the foreign exchange gains and losses relating to debt financing operating working capital, including readily marketable inventories. Also included in total segment operating profit is interest income and interest expense attributable to the financing of operating working capital. Total segment operating profit is a non-GAAP measure and is not intended to replace income from continuing operations before income tax and minority interest, the most directly comparable GAAP measure. Total segment operating profit is a key performance measurement used by our management to evaluate whether our operating activities cover the financing costs of our business. We believe total segment operating profit is a more complete measure of our operating profitability, since it allocates foreign exchange gains and losses and the cost of debt financing working capital to the appropriate operating segments. Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under GAAP and should not be considered as an alternative to income from continuing operations before income tax and minority interest or any other measure of consolidated operating results under GAAP.

        Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Year Ended December 31,			Year Ended December 31,
(US$ in millions, except percentages)
	2003	2002	Change	2001	Change
Income from continuing operations before income tax and minority interest	$723	$481	50%	$264	82%
Plus: Unallocated expenses—net(1)	6	40	—	47	—
Minus: Gain on sale of soy ingredients business	(111)	—	—	—	—

Total segment operating profit	$618	$521	19%	$311	68%

(1)
Unallocated expenses—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

2003 Compared to 2002

        Agribusiness Segment.    Agribusiness segment net sales increased 65% due to a 27% increase in volumes and higher average selling prices for soy commodity products. Volumes increased 10% due to organic growth and 17% due to the acquisition of Cereol. Soy commodity product prices increased sharply during the third and fourth quarters driven by the reduced U.S. soybean crop. Heightened concerns relating to mad cow disease late in the fourth quarter also contributed to price increases.

        Cost of goods sold increased 73% in 2003 from last year due to the increased volumes, increased raw material costs due to the tight 2002/2003 United States old crop carryover, higher energy costs due to increases in gas prices and the October 2002 acquisition of Cereol. Cost of goods sold in 2003 reflected commodity inventory mark-to-market losses in our Brazilian and Argentine subsidiaries that resulted from the appreciation of the real and peso of 22% and 15%, respectively, versus a devaluation of 34% and 51%, respectively, in 2002 which resulted in mark-to-market gains. Included in cost of goods sold in 2003 were $56 million of non-cash impairment charges on long-lived assets in our European oilseed processing operations, a $39 million decline in our allowances for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government and a curtailment gain of $15 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees. Cost of goods sold in 2002 included a $44 million charge relating to reserves for recoverable taxes from the Argentine government.

        Gross profit decreased 25% due to the increase in cost of goods sold. Agribusiness gross profit through the third quarter of 2003 lagged behind the prior year primarily because of weaknesses in North American and European oilseed processing margins and a return to more normal margins in South America. These results were offset in part by improved margins in the fourth quarter of 2003 relating to effective risk management strategies, including ocean freight results. The decline in gross profit was more than offset by changes in the foreign exchange results from a loss of $171 million in 2002 to a gain of $89 million in 2003 on the net monetary U.S. dollar liability positions of our Brazilian and Argentine subsidiaries.

        Selling, general and administrative expenses (SG&A) increased 23% primarily due to our acquisition of Cereol and higher costs associated with the increase in sales volumes. Also included in SG&A in 2003 was a non-cash curtailment gain of $5 million, relating to the reduction of pension and postretirement healthcare benefit liabilities for employees transferred to Solae and the reduction of pension and postretirement healthcare benefit of certain U.S. employees.

        Segment operating profit declined 3% primarily due to the decrease in gross profit and increase in SG&A partially offset by foreign exchange gains.

        Fertilizer Segment.    Fertilizer segment net sales increased 41% due to higher average selling prices and an 8% increase in volumes. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, such as phosphate, ammonia and urea, which helped boost local prices as products are priced to import parity. International selling prices of phosphate, ammonia and urea increased 23%, 47% and 58%, respectively, during 2003. Our sales of retail fertilizer products were robust, as South American farmers increased their plantings of soybeans in reaction to higher soybean prices. Our nutrient sales volumes increased 20% due to the increased demand for fertilizer raw materials.

        Cost of goods sold increased 45% due to higher sales volumes and imported raw material costs. However, the higher costs of imported raw materials were mitigated by our subsidiary, Fosfertil's, lower raw material costs since Fosfertil produces urea from raw materials not linked to international natural gas prices. Gross profit increased 27% as a result of higher fertilizer selling prices and volumes offset partially by increases in imported raw material costs and the sale of lower margin products.

        SG&A increased 29% due to certain labor contingencies, increases in information technology and institutional advertising expenses, appreciation in the value of the Brazilian real and increases in transactional taxes.

        Segment operating profit increased 26% primarily due to the increase in gross profit. 2002 included an extra month of segment operating profit of $5 million from Fosfertil, which had been reporting its results one month in arrears.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 61% primarily due to a 77% increase in volumes as a result of the Cereol acquisition and 4% organic growth in our South American operations.

        Cost of goods sold increased 61% in 2003 from 2002 primarily due to the Cereol acquisition and higher raw material costs, principally crude soybean oil. Included in cost of goods sold in 2003 was a non-cash curtailment gain of $1 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees. Included in 2002 was a $5 million non-cash impairment charge on U.S. long-lived operating assets attributable to the planned disposal of a bottling facility. Gross profit increased 63% primarily due to the Cereol acquisition and a recovery of margins in our North and South American operations, principally in margarines and mayonnaise attributable to new branding and packaging strategies as well as portfolio rationalization measures.

        SG&A increased 22% due to the Cereol acquisition, partially offset by our cost reduction efforts in our South American operations. In addition, in 2003, SG&A included a non-cash curtailment gain of $1 million, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

        Segment operating profit increased 967% primarily due to the Cereol acquisition and efficiency/cost reduction programs in North America and Brazil.

        Milling Products Segment.    Milling products segment net sales increased 20% due to higher average selling prices for wheat and corn milling products and a 5% increase in volumes. The increase in average selling prices was primarily due to higher raw material costs.

        Cost of goods sold increased 22% due to higher wheat costs. Included in cost of goods sold in 2003 was a non-cash curtailment gain of $1 million, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees. Gross profit increased 5% as a result of the higher average selling prices and volumes.

        SG&A decreased 16% due to cost savings programs. In addition, in 2003, SG&A included a non-cash curtailment gain of $1 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

        Segment operating profit increased 67% as a result of the improvement in gross profit, lower SG&A and the October 2003 acquisition of a corn mill in the United States.

        Other Segment (Soy Ingredients).    Our soy ingredients business was contributed to Solae, our joint venture with DuPont, in the second quarter of 2003. Therefore, historical results are presented herein for comparative purposes.

        Financial Costs.    A summary of consolidated financial costs for the periods indicated follows.

	Year Ended December 31,
(US$ in millions, except percentages)
	2003	2002	Change
Interest income	$102	$71	44%
Interest expense	$(215)	$(176)	22%
Foreign exchange gain (loss)	$92	$(179)	(151)%

        Interest income increased 44% due to interest income on higher invested cash in Brazil where interest rates are higher. 2002 also included $6 million of interest income resulting from the completion of a tax examination relating to tax benefits associated with U.S. export sales. Interest expense increased 22% primarily due to higher average debt levels resulting from debt incurred to acquire Cereol and our assumption of Cereol's debt, partially offset by a reduction in interest expense due to more efficient use of working capital. Also, in the latter half of 2002 and in May 2003 and December 2003, we issued long-term debt at relatively higher interest rates to reduce our reliance on short-term debt and finance the repayment of a portion of long-term debt coming due.

        Foreign exchange gains were $92 million in 2003 compared to losses of $179 million last year due primarily to the 22% appreciation in the value of the Brazilian real in 2003 against the U.S. dollar. In contrast, in 2002 the value of the Brazilian real declined by 34% resulting in foreign exchange losses.

        Other.    Other income and expense increased $13 million to $19 million in 2003 from $6 million of income in 2002 primarily due to higher earnings from our joint ventures in Argentina and the Saipol joint venture acquired in the acquisition of Cereol.

        Income Tax Expense.    Income tax expense increased $97 million to $201 million in 2003 from $104 million in 2002 primarily due to the increase in pretax income. Our effective tax rate for 2003 increased to 28% compared to 22% in 2002. Excluding the tax-free gain on sale of Bunge's Brazilian soy ingredients business to Solae, the 2003 effective tax rate was 33%. Our effective tax rate is affected by the geographic locations in which we do business, movements in foreign exchange rates and U.S. tax incentives on export sales. The primary causes of the increased effective tax rate in 2003 were the effect of a stronger Brazilian real, and increased net tax expense of $23 million due to new tax laws in South America and reduced tax benefits on U.S. export sales. In 2002, our income tax expense was reduced by a $20 million tax credit relating to the refund of prior years' tax benefits on U.S. export sales.

        Net Income.    Net income increased $156 million to $411 million in 2003 from $255 million in 2002. Net income for 2003 includes the $111 million gain on sale of our Brazilian soy ingredients business to Solae. Net income for 2003 also included an after tax gain of $16 million relating to the curtailment of certain pension and postretirement healthcare benefit plans and $40 million of after tax impairment charges on long-lived assets in Europe.

        In 2003, discontinued operations included a loss of $7 million, which included an environmental expense of $3 million, net of tax, related to discontinued operations we sold in 1995 and a $2 million, net of tax gain, on the U.S. bakery business sold in December 2003. In 2002, discontinued operations included income of $3 million related to the 2003 bakery sale.

        Net income in 2002 included $5 million of after tax impairment charges on long-lived assets and charges recorded as cumulative effects of changes in accounting principles of $14 million, net of tax, representing the write-off of goodwill in the milling products segment as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and $9 million, net of tax, related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

2002 Compared to 2001

        Agribusiness Segment.    Agribusiness segment net sales increased 25% due to a 21% increase in volumes. Volumes increased due to a large South American crop, increased demand for soy commodity products and our acquisitions of Cereol and La Plata Cereal.

        Cost of goods sold increased 23% primarily due to increased volumes, partially offset by the effects of the devaluation of the Brazilian real and Argentine peso. Cost of goods sold in 2002 and 2001 reflected commodity inventory mark-to-market gains in our Brazilian and Argentine subsidiaries that resulted from the devaluation of the real and peso of 34% and 51%, respectively, in 2002, and 16% and 39%, respectively, in 2001. Gross profit increased 54% primarily due to higher volumes, the devaluation of the Brazilian real and Argentine peso, favorable pricing and a large, quality crop in South America. The increase was offset in part by the increase in cost of goods sold and a $44 million non-cash charge relating to the collectibility of recoverable taxes from the Argentine government. The increase in gross profit was partially offset by a $94 million increase in foreign exchange losses.

        SG&A increased 50% primarily due to the expansion of our business and the acquisitions of Cereol and La Plata Cereal. Interest expense declined 47% due to lower average interest rates and more efficient use of working capital. Segment operating profit increased 83% due to the improvement in gross profit and the acquisition of Cereol.

        Fertilizer Segment.    Fertilizer segment net sales increased 5% primarily due to a 20% increase in sales volumes, partially offset by lower average selling prices. The increase in volumes was a result of increases in acreage planted, a large second crop in Brazil that increased demand for raw materials, a strong export market for Brazilian meat products that increased demand for animal nutrients and an extra month of results from Fosfertil, which had been reporting its results one month in arrears. The decline in average selling prices was due to high inventory levels and a competitive price environment due to low prices of imported raw materials.

        Cost of goods sold increased 5% primarily due to increased volumes, partially offset by the Brazilian real devaluation. Gross profit increased 5% as a result of the higher sales volumes and $9 million of gross profit, attributable to an extra month of results from Fosfertil, partially offset by the increase in cost of goods sold and lower average selling prices.

        SG&A increased 5% primarily due to the increase in sales volumes and the extra month of results from Fosfertil. SG&A in 2001 included an $8 million non-recurring credit relating to Brazilian health and welfare taxes.

        Segment operating profit increased 40% primarily due to the improvements in gross profit and lower overall financial costs. 2002 also included an extra month of segment operating profit of $5 million from Fosfertil.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 47% primarily due to the acquisition of Cereol and organic growth. Cost of goods sold increased 43% primarily due to increased volumes resulting from our acquisition of Cereol and higher raw material costs, principally crude soybean oil.

        Gross profit increased 78% primarily due to our acquisition of Cereol.

        SG&A increased 74% due to our acquisition of Cereol, partially offset by our cost reduction efforts and the impact of the real devaluation on real-denominated costs.

        Segment operating profit increased 250% primarily due to our acquisition of Cereol and organic growth.

        Milling Products Segment.    Milling products segment net sales increased 1% due to higher average selling prices. The increase in average selling prices was largely due to a supply shortage in wheat milling products in Brazil as competitors in financial difficulty lowered production, as well as a change in the product mix to higher priced products.

        Cost of goods sold was relatively flat. Gross profit increased 13% primarily due to higher average selling prices.

        SG&A decreased 6% in 2002 due to the effects of the real devaluation.

        Segment operating profit increased 157% due to the increase in gross profit and lower SG&A expenses.

        Other Segment (Soy Ingredients).    Our soy ingredients business was contributed to Solae, our joint venture in 2003. Therefore, historical results are presented herein for comparative purposes.

        Financial Costs.    A summary of consolidated financial costs for the periods indicated follows.

	Year Ended December 31,
(US$ in millions, except percentages)
	2002	2001	Change
Interest income	$71	$91	(22)%
Interest expense	$(176)	$(223)	(21)%
Foreign exchange loss	$(179)	$(148)	21%

        Interest income decreased 22% due to lower average interest rates in Brazil. Interest expense decreased 21% because of lower interest rates and more efficient use of working capital, partially offset by an increase in interest expense due to higher debt levels resulting from debt incurred to acquire Cereol and our assumption of Cereol's debt.

        Foreign exchange losses increased 21% primarily due to the larger devaluations of the Brazilian real and the Argentine peso against the U.S. dollar in 2002 versus 2001.

        Income Tax Expense.    Income tax expense increased $36 million to $104 million in 2002 from $68 million in 2002 primarily due to the increase in pretax income. Our effective tax rate for 2002 was 22% versus 26% in 2001. Our effective tax rate decreased in 2002 from 2001 predominantly due to a $20 million tax credit relating to the refund of prior years' U.S. foreign sales corporation benefits. Our effective tax rate was also favorably affected by the devaluation of the Brazilian real as we recognized Brazilian tax benefits related to foreign exchange losses.

        Minority Interest.    Minority interest expense increased $30 million to $102 million in 2002 from $72 million primarily due to increased earnings at our less than wholly owned subsidiaries and our acquisition of Cereol.

        Net Income.    Net income increased $121 million to $255 million in 2002 from $134 million in 2001.

        As a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and our completion of the transitional impairment test, we recorded a goodwill impairment charge in 2002 of

$14 million, net of tax, related mainly to goodwill in our bakery mixes business line of our wheat milling and bakery products segment. In addition, subsequent to the adoption of SFAS No. 142, in the fourth quarter of 2002, we recorded an additional goodwill impairment charge of $4 million in cost of goods sold resulting from the loss of a customer in the milling products segment. As a result of the early adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, effective as of January 1, 2002, we also recorded an asset retirement obligation charge of $9 million, net of tax, as a cumulative effect of change in accounting principle. Results on discontinued operations income of $3 million in 2002 relates to the U.S. bakery business sold in December 2003.

        Net income in 2001 was positively affected by a $7 million, net of tax, cumulative effect of a change in accounting principle related to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result of the adoption, commencing in 2001, we began recording unrealized gains and losses on previously unrecognized forward and sales contracts as a component of cost of goods sold over the term of these contracts rather than on the delivery date for the underlying commodity. In addition, we recorded a $3 million gain on the disposal of our baked goods division in Brazil, which we sold to a third party in March 2001 for $59 million.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet to provide flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.63 and 1.44 at December 31, 2003 and 2002, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $489 million at December 31, 2003 and $470 million at December 31, 2002. At December 31, 2003, we had $78 million of restricted cash, which is included in cash and cash equivalents, and is set aside as collateral against short-term loans for our operations in Europe.

        Included in our inventories were readily marketable commodity inventories of $1,868 million at December 31, 2003 and $1,517 million at December 31, 2002. These agricultural commodity inventories, which are financed primarily with debt, are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in readily marketable inventories was primarily due to higher prices and large farmer selling that occurred during December 2003 due to the dramatic increase in soybean commodity prices.

        Long and Short-Term Debt.    We conduct most of our financing activities at the parent company level. We have a master trust facility designed to act as our central treasury and permit us and our subsidiaries to borrow long and short-term debt on a more efficient basis. The primary assets of the master trust facility consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term (usually 30-60 days maturity) borrowings, including our commercial paper program, and various long-term bank facilities and credit lines, which are sufficient to meet our business needs. At December 31, 2003, we had $426 million outstanding under our commercial paper program, which has a maximum available borrowing capacity of $600 million. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program. If we were unable to access the commercial paper market, we would use our bank credit lines, which would be at a higher cost than our commercial paper.

        At December 31, 2003, we had approximately $380 million of committed unused and available borrowing capacity under our commercial paper program and other short-term lines of credit and approximately $520 million of committed unused and available borrowing capacity under long-term credit facilities, all of which are held through a number of lending institutions. We expect our borrowings under these credit facilities and credit lines to increase in connection with our financing of commodity inventories due to higher prices.

        Our short-term and long-term debt decreased by $9 million at December 31, 2003 from December 31, 2002 primarily due to the repayment of outstanding indebtedness with the $532 million in net proceeds received from the sale of our Brazilian soy ingredients business, Lesieur and our U.S. bakery business in 2003 and the proceeds from the repayment in 2003 by Mutual Investment Limited of the remaining $55 million principal amount of a note owed to us. The repayment of debt was offset by a significant increase in debt in the fourth quarter, caused by the dramatic increase in soy commodity prices.

        On May 19, 2003, we completed an offering of $300 million aggregate principal amount of unsecured guaranteed senior notes due 2013 bearing interest at a rate of 5.875% per year, to reduce further reliance on short-term borrowings and to finance the repayment of the current portion of long-term debt coming due. On December 15, 2003, we completed an offering of $500 million aggregate principal amount of unsecured guaranteed senior notes due 2008 bearing interest at a rate of 4.375% per year. The notes issued in May and December of 2003 were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp., and are guaranteed by us. Interest is payable semi-annually in arrears on each of the notes.

        On May 28, 2003, we entered into a $455 million 364-day revolving credit facility and a $195 million 3-year revolving credit facility to replace a €600 million credit facility previously held by a subsidiary. This credit facility was entered into by our wholly owned finance subsidiary, Bunge Finance Europe B.V., and is guaranteed by us. There was $250 million outstanding under the credit facility at December 31, 2003.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars, Brazilian reais and euros, most of which mature between 2005 and 2021. At December 31, 2003, we had $430 million outstanding under these long-term debt facilities. Of this amount, at December 31, 2003, $308 million was secured by certain land, property, equipment and export commodity contracts, as well as investments in our consolidated subsidiaries, having a net carrying value of $631 million.

        Our long-term debt agreements, commercial paper program, senior credit facilities and senior guaranteed notes require us to comply with specified financial covenants related to minimum net worth and working capital and a maximum long-term debt to capitalization ratio. We were in compliance with these covenants as of December 31, 2003.

        We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or to obtain access to new, credit facilities in the future and would increase the cost of such facilities to us.

        Our credit ratings on our unsecured guaranteed senior notes by Moody's Investors Service, Inc. at December 31, 2003 were "Baa3" with "outlook positive," and "BBB" by Standard & Poor's Rating Services and Fitch Rating Services. Our commercial paper is rated "A-1" by Standard & Poor's Rating Services, and "P-1" by Moody's Investors Service, Inc. and the interest rates on our commercial paper borrowings are indexed to this rating.

        Redeemable Preferred Stock.    In December 2000, Bunge First Capital Limited, our consolidated subsidiary, issued 170,000, $.01 par value shares of cumulative variable rate redeemable preferred shares to private investors for $170 million. Cash dividends on our redeemable preferred stock are payable quarterly. The amount of the dividend is calculated based on alternative benchmark financing rates, certain actual expenses and a return. Under the terms of the redeemable preferred stock, if more than one quarterly dividend is unpaid, and upon the occurrence of certain other events, including a material default on our indebtedness, the redeemable preferred stockholders may, among other things, require us to arrange for the sale of their redeemable preferred stock to third parties at a price based on the issue price of the redeemable preferred stock plus accrued and unpaid dividends, or require us to take other actions to protect their interests. As of December 31, 2003, we have accrued $1 million of current accrued quarterly dividends payable and we have no quarterly dividends in arrears.

        Equity.    Shareholders' equity increased to $2,377 million at December 31, 2003 from $1,472 million at December 31, 2002 as a result of net income of $411 million, $55 million received from Mutual Investment Limited as a result of the repayment of a note owed to us, foreign exchange translation gains of $489 million primarily generated by our European, Brazilian and Argentine subsidiaries and $11 million attributable to the exercise of employee stock options. This increase was partially offset by dividends paid to shareholders of $42 million and other comprehensive losses of $19 million.

  Guarantees

        We have issued or were a party to the following third-party guarantees at December 31, 2003:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	20
Customer financing	93

Total	$182

        We entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases. Any gains on the sales have been deferred and are being recognized ratably over the related lease terms. We have the option at the end of each lease to purchase the barges or railcars at fixed prices based on estimated fair values or to sell the assets. If we elect to sell, we receive proceeds up to fixed amounts specified in the agreements. If the proceeds are less than the specified fixed amounts, we are obligated under a guarantee to pay supplemental rent for the deficiency in proceeds. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        We have issued a guarantee to a financial institution for $20 million related to the debt of our joint ventures in Argentina, which are our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in six years. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        We have issued guarantees to a financial institution in Brazil related to amounts owed to the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2003, the majority of these financing arrangements were collateralized by land and crop production.

        We have recorded a liability of $1 million related to the fair value of the above guarantees at December 31, 2003.

        We have issued parent level guarantees for the repayment of certain of our U.S. senior debt and committed credit facilities with a carrying amount of $2,257 million at December 31, 2003. All outstanding debt related to these guarantees is included in the consolidated balance sheet at

December 31, 2003. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any of our other subsidiaries to transfer funds to us.

        In addition, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under lines of credit with various institutions. The total borrowing capacity available under these lines of credit guarantees is $270 million.

  Capital Expenditures

        Our capital expenditures were $304 million in 2003, $240 million in 2002 and $226 million in 2001. In 2003, major projects included expansion of our edible oil products facilities in Europe, the construction of a new margarine plant and an oilseed processing plant in Brazil, logistics investments, primarily in Brazil, expansion of our grain origination facilities in Brazil and expansion of our fertilizer mixing capacity. In addition, we expanded our Indian operations through the buyout of a joint venture partner in India and the purchase of a small crushing and refining facility. In 2002, we completed the upgrades to several of our oilseed processing and corn dry milling facilities in Brazil and the United States and the modernization of an acidulation plant for fertilizers in Brazil. In 2001, we completed a number of revenue enhancing projects which we began in 2000, including constructing a sulfuric acid plant in Brazil for our fertilizer segment, as well as the completion of additional agricultural commodities storage facilities in North America and Brazil and the upgrade of our Destrehan, Louisiana export elevator. Also in 2001, we completed the expansion of our oilseed processing plant in Rondonopolis, Brazil, which is the largest oilseed processing plant in Brazil.

        Although we have no specific material commitments for capital expenditures, we intend to invest approximately $350 million to $400 million in 2004. The majority will be used to improve oilseed processing logistics and operating efficiencies in Europe, expand and upgrade our mining and port facilities in Brazil, expand or acquire grain origination facilities in the United States and Europe, modernize certain of our edible oil refineries in the United States and Europe and pursue strategic equity investments. We intend to fund these capital expenditures with cash flows from operations and available borrowings.

  Cash Flows

        2003 Compared to 2002.    In 2003, our cash balance increased $19 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $271 million increase in our cash balance in 2002.

        Our operating activities used cash of $41 million in 2003, compared to cash generated of $128 million in 2002. Historically, our cash flow from operations has varied depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Through the third quarter of 2003, our cash flows provided by operations were $638 million. However, the increase in soy commodity market prices in the latter half of December 2003 resulted in significant farmer selling, which increased our use of cash that was needed to acquire inventories. Our risk management policies include hedging strategies to mitigate the risks that the cost of these inventories would not be recovered. We anticipate generating significant positive cash flows when these inventories are sold. Also reflected in the cash flow from operations is the $57 million paid in 2003 in connection with the settlement agreement relating to the sale of Ducros by Cereol. See "Item 3. Legal Proceedings" for additional information on this settlement agreement.

        Cash generated by investing activities was $60 million for 2003, compared to cash used of $1,071 million in 2002. Investments in property, plant and equipment of $304 million consisted primarily of additions under our normal capital expenditure plan. Of this amount, $98 million represented maintenance capital expenditures in 2003, compared to $117 million in 2002. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in 2003 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. The increase in capital expenditures in 2003 over 2002 is primarily due to the acquisition of Cereol as we now have more equipment and facilities. Although we have no current material commitments for capital expenditures, we estimate that our total capital expenditures will be approximately $350 million to $400 million in each of 2004 and 2005, including $115 million to $130 million of maintenance capital expenditures.

        In 2003, we received net proceeds of $532 million from the sale of our Brazilian soy ingredients business, Lesieur and our U.S. bakery operations. We used $23 million to acquire the remaining 2.62% of Cereol's outstanding shares that we did not already own and we paid an additional purchase price of $42 million to Edison and Cereol's former public shareholders. In addition, in 2003, we acquired additional shares in Fosfertil for $84 million, and we completed certain smaller acquisitions in India and Eastern Europe having an aggregate purchase price of approximately $37 million. In 2002, we used cash of $741 million (net of cash acquired) to acquire Cereol and $94 million to acquire shares held by minority shareholders in connection with the corporate restructuring of our Brazilian subsidiaries and to acquire La Plata Cereal in Argentina.

        Cash used in financing activities was $61 million in 2003, compared to cash generated of $1,295 million in 2002. In 2003, we used cash flow from the net proceeds from the sales of businesses to reduce borrowings on short and long-term debt. In 2003, we issued $800 million of senior notes, and, in 2002, we issued $686 million of senior notes and $250 million of convertible notes. In 2003, Mutual Investment Limited repaid in full the $55 million note owed to us. Dividends paid during 2003 were $42 million and $37 million in 2002. In 2002, we generated cash by selling common shares for net proceeds of $293 million.

        2002 Compared to 2001.    In 2002, we generated cash of $271 million, which was the net effect of cash flows from operating, investing and financing activities, compared to 2001, when we used cash of $224 million.

        Our operating activities provided cash of $128 million in 2002 compared to $205 million in 2001. The decrease resulted from the consolidation of Cereol's cash flow from operations for the fourth quarter of 2002. We did not have the benefit of a full year of cash flow from Cereol as it was acquired in October 2002. Cereol's seasonal acquisition of commodity inventories in the fourth quarter normally causes negative cash flow in the fourth quarter. Excluding the negative effect of Cereol's cash flow used by operating activities for the fourth quarter of 2002 of $164 million, cash flow from operating activities provided $292 million for 2002, an increase of $87 million compared to 2001.

        Cash used in investing activities increased to $1,071 million in 2002 from $175 million used in 2001. Investing activities consist primarily of payments for business acquisitions and additions to property, plant and equipment under our capital expenditure plan. Payments for business acquisitions were significantly higher in 2002 due to the acquisition of Cereol and the acquisition of shares held by minority shareholders in connection with the corporate restructuring of our Brazilian subsidiaries. In 2001, we received net proceeds of $59 million from the sale of our baked goods division. Total capital expenditures for 2002 were $240 million. Of this amount, approximately $117 million represented maintenance capital expenditures. The majority of non-maintenance capital expenditures incurred in 2002 related to efficiency improvements to reduce costs, equipment upgrades due to changes in technology and business expansion.

        Cash provided by financing activities increased to $1,295 million in 2002 from $224 million used in 2001. In the first quarter of 2002, we sold common shares for net proceeds of $293 million. As part of our continuing strategy of centralizing our financing activities at the parent company level, we paid down $451 million of long-term variable rate revolving loans held by some of our subsidiaries, which were partially replaced with parent company borrowings. We also paid the last installment of $56 million on a 9.25% note collateralized by our commodity exports. In addition, we borrowed

$317 million under our long-term credit facilities. In 2002, we issued senior guaranteed notes, senior notes and convertible notes for aggregate net proceeds of $925 million. Dividends paid during 2002 were $37 million. In addition, our former parent company, Mutual Investment Limited, repaid $21 million of the principal amount of a note due to us.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB, Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. We have applied the EITF and the proposed FSP to our consolidated balance sheet at December 31, 2003 and have reclassified the prior period's consolidated balance sheet to conform to this presentation.

        In December 2003, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefit (SFAS No. 132). This revision of SFAS No. 132 does not change the measurement or recognition of postretirement benefit plans required by SFAS No. 87, Employers' Accounting for Pensions, Pension Plans and Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This statement retains the disclosure requirements of SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about plan assets, investment strategy, measurement dates, plan obligations, cash flows of defined benefit pension plans and other defined benefit postretirement plans. Also, required for interim reporting will be the components of periodic benefit cost recognized during the interim period. We have complied with the disclosure requirements of the revised SFAS No. 132.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument, which is within the scope of SFAS No. 150, as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to certain other instruments that existed prior to May 31, 2003 as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and codified certain FASB Staff Positions (FSPs) previously issued for FIN 46 in FASB Interpretation No. 46, Revised (FIN 46R). FIN 46 as originally issued and as revised by FIN46R, establishes consolidation criteria for entities for which control is not easily discernable under ARB 51. The adoption of FIN 46 and FIN 46R in 2003 did not have a material impact on the accounting for our accounts receivable securitizations or our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have two accounts receivable securitization facilities. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests in designated pools of accounts receivable without recourse up to a maximum amount of $146 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The facilities expire in 2005 and 2007 and the effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29 to 40 basis points.

        In 2003, the outstanding undivided interests averaged $125 million. We retain collection and administrative responsibilities for the receivables in the pools. In 2003, we recognized $3 million in related charges, which are included in selling, general and administrative expenses in our consolidated statements of income.

        In addition, we retain interests in the pools of receivables not sold. Due to the short-term nature of the receivables, our retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled receivables are first used to reduce the outstanding undivided interests. Accounts receivable at December 31, 2003 were net of $125 million, representing the outstanding undivided interests in pooled receivables.

        Other than the receivables securitization facilities and our sale-leaseback transactions relating to certain barges and rail cars, we do not have any off-balance sheet financings.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2003
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(US$ in millions)
Commercial paper borrowings	$426	$426	$—	$—	$—
Other short-term borrowings	463	463	—	—	—
Long-term debt	2,505	128	665	584	1,128
Non-cancelable lease obligations	319	68	155	72	24
Inventory purchase commitments	728	728	—	—	—

Total contractual obligations	$4,441	$1,813	$820	$656	$1,152

        We have a joint venture with the European Bank for Reconstruction and Development, or the EBRD, pursuant to which we own approximately 60% and the EBRD owns approximately 40% of Polska Oil Investment B.V., or Polska Oil. Polska Oil, in turn, owns 50% of Zaklady Thuszczowe

Kruszwica S.A., or Kruszwica, a Polish producer of bottled edible oils. Bunge also has a 32% additional direct interest in Kruszwica. Polska Oil and Kruszwica are our consolidated subsidiaries. The EBRD has the option to put its shares in Polska Oil to us at any time prior to June 3, 2005 at the then current fair market value as determined by an independent expert, subject to a floor and cap based on a contractual formula. At December 31, 2003, the estimated fair market value of the EBRD stake in Polska Oil was approximately $27 million.

        We expect to contribute $9 million to our pension plans and $2 million to our postretirement benefit plans in 2004. In addition, in 2004, Bunge expects to contribute $6 million to a non-qualified plan for a 2004 lump-sum distribution from that plan.

        In connection with the Cereol acquisition, we have accrued termination benefits and facility-related realignment obligations as part of acquisition integration plan. These obligations, which totaled $35 million, have been accrued as part of the Cereol acquisition purchase price. Through December 31, 2003, $11 million has been paid, with the remaining $24 million expected to be paid during 2004 and financed with operating cash flows.

Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our financial condition and business operations.

Risks Relating to Our Business and Industries

The availability and demand for the agricultural commodities and agricultural commodity products that we use and sell in our business can be affected by weather, disease and other factors beyond our control.

        Weather conditions have historically caused volatility in the agricultural commodities industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which can affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce the demand for our fertilizer products and negatively affect the creditworthiness of our customers and suppliers. Reduced supply of agricultural commodities due to weather-related factors could adversely affect our profitability in the future.

        In addition, our operating results can be influenced by sudden shifts in demand for our primary products. For example, in late 2003 and early 2004, a number of Asian countries reported outbreaks of a severe form of avian influenza in chickens and ducks that could be contracted by humans. Avian influenza, or "bird flu," is a contagious viral disease that normally infects birds and, less commonly, pigs. This outbreak necessitated the large scale slaughter of poultry flocks in Asia and has had a negative impact on our sales of soybean meal to Asia. Should a severe form of avian influenza become widespread in other regions, our sales of soybean meal could be further adversely affected.

We are vulnerable to cyclicality in the oilseed processing industry and increases in raw material prices.

        In the oilseed processing industry, the lead time required to build an oilseed processing plant can make it difficult to time capacity additions with market demand for oilseed products such as soybean meal and oil. When additional processing capacity becomes operational, a temporary imbalance between the supply and demand for oilseed processing capacity might exist, which until it is corrected, negatively impacts oilseed processing margins. Oilseed processing margins will continue to fluctuate following industry cycles, which could negatively impact our profitability.

        Our food products and fertilizer divisions may also be adversely affected by increases in the price of agricultural commodities and fertilizer raw materials that are caused by market fluctuations outside of our control. Historically, in our fertilizer division, products have been priced to import parity, which has minimized the impact of these increases. However, because of competitive conditions in our industries, we may not be able to recoup any increases in the cost of raw materials through increases in sales prices for our products, which would adversely affect our profitability.

We are subject to economic and political instability and other risks of doing business in emerging markets.

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging markets, including Eastern Europe, India and China. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies.

        We are exposed to currency exchange rate fluctuations because a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Our financial performance may be negatively or positively affected by currency fluctuations. For example, changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the euro, affect our expenses that are denominated in local currencies and may have a negative impact on the value of our assets located outside of the United States.

        We are also exposed to other risks of international operations, including:

  •
  increased governmental ownership, including through expropriation, and regulation of the economy in the markets where we operate;

  •
  inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

  •
  trade barriers on imports or exports, such as higher tariffs and taxes on imports of agricultural commodities and commodity products;

  •
  changes in the tax laws or inconsistent tax regulations in the countries where we operate;

  •
  exchange controls or other currency restrictions; and

  •
  civil unrest or significant political instability.

        The occurrence of any of these events in the markets where we operate or in other markets where we plan to expand or develop our business could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability.

        Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. Future government policies may adversely affect the supply, demand for and prices of our products, restrict our ability to do business in our existing and target markets and could cause our financial results to suffer.

We are dependent on access to external sources of financing to acquire and maintain the inventory, facilities and equipment necessary to run our business.

        We require significant amounts of capital to operate our business and fund capital expenditures. We require significant working capital to purchase, process and market our agricultural commodities inventories. An interruption of our access to short-term credit or a significant increase in our cost of credit could materially increase our interest expense and impair our ability to compete effectively in our business.

        We operate an extensive network of storage facilities, processing plants, refineries, mills, mines, ports, transportation assets and other facilities as part of our business. We are required to make substantial capital expenditures to maintain, upgrade and expand these facilities to keep pace with competitive developments, technological advances and changing safety standards in our industry. Significant unbudgeted increases in our capital expenditures could adversely affect our operating results. In addition, if we are unable to continue devoting substantial resources to maintaining and enhancing our infrastructure, we may not be able to compete effectively.

        Our future funding requirements will depend, in large part, on our working capital requirements and the nature of our capital expenditures. In addition, the expansion of our business and pursuit of business opportunities may require us to have access to significant amounts of capital. As of December 31, 2003, we had approximately $3.4 billion in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like.

Our risk management strategy may not be effective.

        Our business is affected by fluctuations in agricultural commodities prices and in foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our hedging strategy may not be successful in minimizing our exposure to these fluctuations. In addition, our control procedures and risk management policies may not successfully prevent our traders from entering into unauthorized transactions that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

The expansion of our business through acquisitions and strategic alliances poses risks that may reduce the benefits we anticipate from these transactions.

        We have been an active acquirer of other companies, and we have strategic alliances with several partners. Part of our strategy involves acquisitions and alliances designed to expand and enhance our business. Our ability to benefit from acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects, access capital markets at an acceptable cost of capital, negotiate favorable transaction terms and successfully integrate any businesses we acquire.

        Integrating businesses we acquire into our operational framework may involve unanticipated delays, costs and other operational problems. If we encounter unexpected problems with one of our acquisitions or alliances, our senior management may be required to divert attention away from other aspects of our businesses to address these problems.

        Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition.

We could lose customers and incur liability if we fail to properly label or separate products that contain genetically modified organisms from those that do not.

        The use of genetically modified organisms (GMOs) in food and animal feed has been met with varying acceptance in the different markets in which we operate. The United States and Argentina have approved the use of GMOs in food products and animal feed, and GMO and non-GMO grain are frequently commingled during the grain origination process. However, in some of the markets where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products. In Brazil, the government legalized the planting and sale of GMO soybeans in certain regions through January 2005. However, certain Brazilian states have banned the planting, sale or transport of GMO crops, which has resulted in the disruption of certain GMO crop shipments.

        In general, we conduct no GMO testing in our U.S. or Argentine operations. Historically, we have done only limited GMO testing in Brazil. However, efforts by The Monsanto Company to collect royalties on its GMO soybeans from farmers in Brazil will likely result in increased testing going forward, which could disrupt our operations and increase our operating costs in Brazil. In our U.S. food products division, we are able to test only representative samples of our inventory. We may inadvertently deliver products that contain GMOs to customers that request GMO-free products. As a result, we could lose customers, incur liability and damage our reputation.

We face intense competition in each of our divisions, particularly in our agribusiness and food products divisions.

        We face significant competition in each of our divisions, particularly in our agribusiness and food products divisions. We have numerous competitors, some of which may be larger and have greater financial resources than we have. In addition, we face significant competitive challenges outlined below.

        Agribusiness.    The markets for our products are highly price-competitive and are sensitive to product substitution. We compete against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Our principal competitors are The Archer Daniels Midland Co., or ADM, and Cargill, Inc. Competition with these and other suppliers, processors and distributors is based on price, service offerings and geographic location.

        Food Products.    Several of the markets in which our food products division operates, particularly those in which we sell consumer products, are mature and highly competitive. In addition, consolidation in the supermarket industry has resulted in our retail customers demanding lower prices and reducing the number of suppliers with which they do business. To compete effectively in our food products division, we must establish and maintain favorable brand recognition, efficiently manage distribution, gain sufficient market share, develop products sought by consumers and other customers, implement appropriate pricing, provide marketing support and obtain access to retail outlets and sufficient shelf space for our retail products. In addition, sales of our soybean oil products could be subject to increased competition as a result of the recent adverse publicity associated with trans-fatty acids. If our customers switch to products that do not contain trans-fatty acids or our competitors are able to offer or develop additional low trans-fatty acid products more economically or quickly than we can, our competitive position could suffer and our edible oil segment revenues could be negatively affected.

        Competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our revenues and profitability.

We are subject to regulation in numerous jurisdictions and may be exposed to liability as a result of our handling of hazardous materials and commodities storage operations.

        Our business involves the handling and use of hazardous materials. In addition, the storage and processing of our products may create hazardous conditions. For example, we use hexane in our oilseed processing operations, and hexane can cause explosions that could harm our employees or damage our facilities. Our agricultural commodities storage operations also create dust that has caused explosions in our grain elevators. In addition, our mining operations and manufacturing of fertilizers require compliance with environmental regulations. Our operations are regulated by environmental laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of any environmental contamination. In addition, Brazilian law allocates liability for noncompliance with environmental laws by an acquired company to the acquiror for an indefinite period of time. Because we use and handle hazardous substances in our business, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. See "Item 1. Business—Government Regulation" and "Item 1. Business—Environmental Matters."

Risks Relating to Our Common Shares

We are a Bermuda company, and it may be difficult for you to enforce judgments against us and our directors and executive officers.

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions. Most of our directors and some of our officers are not residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult for you to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

        Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have anti-takeover provisions in our bye-laws and have adopted a shareholder rights plan that may discourage a change of control.

        Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:

  •
  a classified board of directors with staggered three-year terms;

  •
  directors to be removed without cause only upon the affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution;

  •
  restrictions on the time period in which directors may be nominated;

  •
  our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

  •
  an affirmative vote of 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution for some business combination transactions, which have not been approved by our board of directors.

        In addition, our board of directors has adopted a shareholder rights plan which will entitle shareholders to purchase our Series A Preference Shares if a third party acquires beneficial ownership of 20% or more of our common shares. In some circumstances, shareholders are also entitled to purchase the common stock of a company issuing shares in exchange for our common shares in a merger, amalgamation or tender offer or a company acquiring most of our assets.

        These provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

        Adverse U.S. federal income tax rules apply to individuals owning shares of a "passive foreign investment company," or PFIC, directly or indirectly (including by holding an option to acquire shares of a PFIC, such as a debt security convertible into shares). We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2003 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares and our 3.75% convertible notes due 2022. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates applicable to dividend income of certain U.S. investors for periods prior to our being treated as a PFIC would not apply. Since PFIC status is determined by us on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a "QEF election"), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark-to-market" our shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our shares.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates and interest rates, which may affect our results of operations and financial position. We use derivative financial instruments for the purpose of managing the risks and/or costs associated with fluctuations in commodity prices and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counterparties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our finance and risk management committee supervises, reviews and periodically revises our overall risk management policies and risk limits. We only enter into derivatives that are related to our inherent business and financial exposure as a global agribusiness company.

Commodities Risk

        We operate in many areas of the food industry from agricultural raw materials to the production and sale of branded food products. As a result, we use and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, wheat and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We enter into various derivative contracts, primarily exchange-traded futures and options, with the objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed-price agricultural commodity positions permissible for our operating companies, which are a combination of quantity and value at risk limits. We measure and review our sensitivity to our net commodities position on a daily basis.

        We use a sensitivity analysis to estimate our daily exposure to market risk on our agricultural commodity position. The daily net agricultural commodity position consists of inventory, related purchase and sale contracts, and exchange-traded contracts, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted average futures prices for the period. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest net long position	$517	$52	$529	$53
Highest net short position	(50)	(5)	(10)	(1)

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk of foreign exchange rate fluctuations, we follow a policy of hedging net monetary assets and liabilities and transactions denominated in currencies other than the functional currencies applicable to each of our various subsidiaries. Our primary exposure is related to our businesses located in Brazil and Argentina and to a lesser extent, Europe and Asia. To minimize the adverse impact of currency movements, we enter into foreign exchange swaps and option contracts to hedge currency exposures.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $681 million and

$699 million as of December 31, 2003 and December 31, 2002, respectively. Included in other comprehensive income (loss) are exchange gains of $118 million in 2003 and exchange losses of $215 million in 2002, related to permanently invested intercompany loans.

        For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural hedge to our currency exposure.

        Our net currency position, including cross-currency swaps and currency options, and our market risk, which is the potential loss from an adverse 10% change in foreign currency exchange rates, is set forth in the following table. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventory. Actual results may differ from the information set forth below.

(US$ in millions)	As of December 31, 2003	As of December 31, 2002
Brazilian Operations:
Net currency short position, from financial instruments, including derivatives	$(1,080)	$(843)
Market risk	$(108)	$(84)
Agricultural commodities inventories	$1,063	$870
Net currency long (short) position, less agricultural commodities inventories	$(17)	$27
Market risk	$(2)	$3
Argentine Operations:
Net currency long (short) position, from financial instruments, including derivatives	$(32)	$112
Market risk	$(3)	$11
Agricultural commodities inventories	$71	$38
Net currency long position, less agricultural commodities inventories	$39	$150
Market risk	$4	$15

Interest Rate Risk

        We issue debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We do not engage in interest rate-related financial transactions for trading or speculative purposes. We did not have any outstanding interest rate swaps at December 31, 2003. Of our total long-term debt outstanding of $2,505 million at December 31, 2003 including current maturities, $2,020 million was fixed rate. Long-term debt that is exposed to interest rate risk at December 31, 2003 is listed below.

(US$ in millions)	As of December 31, 2003
Payable in U.S. Dollars:
Long-term debt, variable interest rates indexed to LIBOR(1) plus 1.00% to 4.50%	$302
Payable in Brazilian Reais:
BNDES(2) loans, variable interest rate indexed to IGPM(3) plus 6.5%	152
Other	31

Total variable rate long-term debt, including current maturities	$485

(1)
LIBOR as of December 31, 2003 was 1.16%.

(2)
BNDES loans are Brazilian government industrial development loans.

(3)
IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the year ended December 31, 2003 was 8.71%.

        An increase in the interest rates on our long-term variable rate debt based on a 10% change in the LIBOR and IGPM rates at December 31, 2003 would increase the interest rates on our variable rate debt between 12 to 87 basis points, which would have no material effect on our operating results.

        In addition to long-term debt, we have variable interest rate short-term debt and commercial paper with a balance of $889 million at December 31, 2003. The short-term debt is predominantly held with commercial banks and the interest rates are generally based on LIBOR plus a spread of 1% to 2%.

        Our commercial paper is rated "A-1" by Standard & Poor's Rating Services and "P-1" by Moody's Investors Service, Inc. and the interest rates on our commercial paper borrowings are indexed to this rating. An increase in interest rates on our short-term debt based on a 10% change in LIBOR and a 10% change in the commercial paper interest rate for A-1/P-1 rated commercial paper at December 31, 2003 would increase the interest rate on our variable rate short-term debt approximately 12 basis points, which would have no material effect on our operating results.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements required by this item are contained on pages F-2 through F-54 of this annual report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Disclosure Controls and Procedures

        As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e), as of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our SEC filings.

        During the annual period covered by this Form 10-K, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors, Senior Management and Employees

        The following table sets forth the information for each of our directors, executive officers and key employees. Unless otherwise stated, the address for our directors, executive officers and key employees is care of Bunge Limited, 50 Main Street, White Plains, New York 10606.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Jorge Born, Jr.	Deputy Chairman of the Board of Directors
Ernest G. Bachrach	Director
Enrique H. Boilini	Director
Carlos Braun Saint	Director
Michael H. Bulkin	Director
Octavio Caraballo	Director
Francis Coppinger	Director
Bernard de La Tour d'Auvergne Lauraguais	Director
William Engels	Director
Paul H. Hatfield	Director
Andrew J. Burke	Managing Director, Soy Ingredients and New Business Development, Bunge Limited
Archibald Gwathmey	Managing Director, Agribusiness Division, Bunge Limited, and Chief Executive Officer, Bunge Global Markets, Inc.
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
Flavio Sá Carvalho	Chief Personnel Officer
William M. Wells	Chief Financial Officer
Mario A. Barbosa Neto	President and Chief Executive Officer, Bunge Fertilizantes S.A.
Jean-Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	President and Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	President and Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	President and Chief Executive Officer, Bunge Alimentos S.A.

        Alberto Weisser, 49.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the board of directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-

related positions for 15 years. Mr. Weisser is also a member of the board of directors of Ferro Corporation and a member of the North American Agribusiness Advisory Board of Rabobank. He also serves as Chairman of the board of directors of Seara Alimentos S.A., a subsidiary of Mutual Investment Limited engaged in poultry and meat production. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil and has participated in several post-graduate programs at Harvard Business School. He has also attended INSEAD's Management Development Program in France.

        Jorge Born, Jr., 42.    Mr. Born has been a member of our board of directors and our Deputy Chairman since 2001. Mr. Born is President and Chief Executive Officer of Bomagra S.A., a privately held company involved in the real estate, technology and communications equipment, hotel construction and management, farming and waste management industries in Argentina. Mr. Born also serves on the Advisory Board of Hochschild Mining S.A., a South American mining conglomerate. He is also a director and Deputy Chairman of the board of directors of Mutual Investment Limited. Prior to joining Bomagra in 1997, Mr. Born spent all of his professional life working for Bunge in various capacities in the commodities trading, oilseed processing and food products areas in Argentina, Brazil, the United States and Europe. He also served as head of Bunge's European operations from 1992 to 1997. Mr. Born has a B.S. in Economics from the Wharton School of the University of Pennsylvania and is a member of Wharton's Latin American Executive Board and the Board of Governors of Wharton's Lauder Institute.

        Ernest G. Bachrach, 51.    Mr. Bachrach has been a member of our board of directors since 2001. He has been the Chief Executive Officer for Latin America and, since 1999, has been a member of the Executive Committee, of Advent International Corporation, a private equity firm. He has been with Advent since 1990. Prior to joining Advent, Mr. Bachrach worked as Senior Partner, European Investments, for Morningside Group, a private investment group. Mr. Bachrach also serves as a member of the board of directors of CardSystem Upsi S.A., Aeroplazas S.A. de C.V., Consultoria Internacional S.A. de C.V., Arabela Holding S.A. de C.V., Farmacologia Argentina de Avanzada, Atgal Investments Corporation and Fort Demider S.A. He is also the President of Universal Assistance S.A. and of GESA S.A. de C.V. He has a B.S. in Chemical Engineering from Lehigh University and an M.B.A. from Harvard Graduate School of Business Administration.

        Enrique H. Boilini, 43.    Mr. Boilini has been a member of our board of directors since 2001. He has been a Managing Member at Yellow Jersey Capital, LLC, an investment management company, since September 2002. Prior to establishing Yellow Jersey Capital, Mr. Boilini was a Managing Member of Farallon Capital Management, LLC and Farallon Partners, LLC, two investment management companies, since October 1996. Mr. Boilini joined Farallon in March 1995 as a Managing Director. Prior to that, Mr. Boilini also worked at Metallgessellschaft Corporation, as the head trader of emerging market debt and equity securities, and also served as a Vice President at The First Boston Corporation, where he was responsible for that company's activities in Argentina. Mr. Boilini is a member of the boards of Alpargatas SAIC and Copernico Argentina Fund Grand Cayman and he is a Managing Director and member of the board of Sovereign Debt Solutions Limited, an entity that acts as negotiating team for the Argentine Bond Restructuring Agency PLC (ABRA), a special purpose vehicle established for the sole function of aggregating bonds issued by Argentina and held by retail and small institutional investors outside the United States and representing those investors in the restructuring of Argentina's sovereign debt. Mr. Boilini received an M.B.A. from Columbia Business School in 1988 and a Civil Engineering degree from the University of Buenos Aires School of Engineering.

        Carlos Braun Saint, 32.    Mr. Braun Saint has been a member of our board of directors since 2001. Mr. Braun Saint is a Vice President and director of Agroexpress S.A., an agribusiness company in Argentina, a position he has held since January 2001. Mr. Braun Saint is also employed by Bellamar

Estancias S.A., another Argentine agribusiness company, where he has worked since February 1999 and served on the board of directors since November 2002. Prior to that, he worked for the Private Banking division of Banco Bilbao Vizcaya Argentaria for two years. He is also a director of Mutual Investment Limited. Prior to that, Mr. Braun Saint attended Belgrano University in Argentina for four years.

        Michael H. Bulkin, 65.    Mr. Bulkin has been a member of our board of directors since 2001. Mr. Bulkin is a private investor. He retired as a Director of McKinsey & Company in 1993 after 30 years of service in which he served as a board member and in a variety of senior positions, lastly as head of McKinsey's New York and Northeast offices. Mr. Bulkin also serves as a member of the boards of Ferro Corporation, American Bridge Company and Specified Technologies Inc. He holds a Bachelor of Engineering Science degree from Pratt Institute, and a Master of Industrial Administration from Yale University.

        Octavio Caraballo, 60.    Mr. Caraballo has been a member of our board of directors since 2001. Mr. Caraballo is President of Las Lilas S.A., an Argentine company. Mr. Caraballo joined Bunge in 1967, serving in various divisions over the course of his career, including as head of the Bunge group's former paints, chemicals and mining division. Prior to joining Bunge, he worked for several financial institutions in Europe. He is also a director of Mutual Investment Limited and has served as Chairman of the Board and President of Mutual Investment Limited. Mr. Caraballo received a Business Administration degree from Babson College and is a member of the Board of Trustees of Babson College.

        Francis Coppinger, 53.    Mr. Coppinger has been a member of our board of directors since 2001. He is Chief Executive Officer of Publicité Internationale Intermedia Plc (PII), a joint-venture he established with the Michelin Group in December 1992. Based in Brussels, PII coordinates the media activities of the Michelin Group in Europe. Prior to his career with PII, Mr. Coppinger held a number of senior executive positions, including General Manager and Chairman, with Intermedia, a media buying agency based in Paris. He is a member of the board of directors of Intermedia. He is also a director of Mutual Investment Limited. He holds a Bachelors degree in Economics from the University of Paris and attended the Institut d'Etudes Politiques de Paris.

        Bernard de La Tour d'Auvergne Lauraguais, 59.    Mr. de La Tour d'Auvergne Lauraguais has been a member of our board of directors since 2001. Mr. de La Tour d'Auvergne Lauraguais joined Bunge in 1970 and held various senior executive positions in Argentina, Brazil and Europe in the agribusiness and food products divisions until his retirement in 1994. He is also the Chairman of the board of directors of Mutual Investment Limited. Mr. de La Tour d'Auvergne Lauraguais has a degree in Civil Engineering from the Federal Polytechnic School of the University of Lausanne, Switzerland and an M.B.A. from the Wharton School of the University of Pennsylvania.

        William Engels, 44.    Mr. Engels has been a member of our board of directors since 2001. From September 2002 to January 2003, he was head of mergers and acquisitions at Quinsa, a Luxembourg-based holding company listed on the New York Stock Exchange. Mr. Engels has also served as Group Controller and as Manager of Corporate Finance at Quinsa, beginning in 1992. In 2003, Mr. Engels joined the board of directors of Quinsa as the representative of Beverage Associates (BAC) Corp. Prior to joining Quinsa, Mr. Engels served as Vice President at Citibank, N.A. in London, responsible for European sales of Latin American investment products. He is also a director of Mutual Investment Limited. Mr. Engels also serves as a member of the board of BISA, a fund with diversified investments in different industries. Mr. Engels holds a B.S. from Babson College, an M.A. from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

        Paul H. Hatfield, 68.    Mr. Hatfield has been a member of our board of directors since 2002. He is also the Principal of Hatfield Capital Group, a private equity investment firm that he founded in 1997. From 1995 to 1997, Mr. Hatfield was the Chairman and Chief Executive Officer of Petrolite

Corporation, a chemical company. Before joining Petrolite, Mr. Hatfield spent over 35 years at the Ralston Purina Company in a variety of management positions. Mr. Hatfield also serves as a member of the board of directors of the Boyce Thompson Institute at Cornell University, Solutia, Inc., Maritz, Inc. and PENFORD Corporation. In addition, Mr. Hatfield has been a member of the Advisory Board of the Institute of International Business at St. Louis University since 1985. Mr. Hatfield has a Bachelor of Science in Agricultural Economics and a Master of Science in Economics and Marketing, both received from Kansas State University.

        Andrew J. Burke, 48.    Mr. Burke has been the Managing Director of our soy ingredients and new business development since January 2002. Previously, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG, the German chemical company. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University, is licensed as a certified public accountant and earned an M.B.A. from Manhattan College.

        Archibald Gwathmey, 52.    Mr. Gwathmey has been the Managing Director of our agribusiness division since December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 25 years experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

        João Fernando Kfouri, 65.    Mr. Kfouri has been the Managing Director of our food products division since May 1, 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

        Flavio Sá Carvalho, 60.    Mr. Carvalho has been our Chief Personnel Officer since 1998. Prior to joining Bunge, he served as Vice President of Human Resources at Aetna International, Inc. since 1994. Prior to that, he was with Bank of America for 12 years in multiple capacities, including Director of Human Resources for their Latin American operations, International Compensation and Benefits, Corporate Staffing and Planning and Vice President of International Human Resources. Mr. Sá Carvalho studied Mass Communications in Brazil and holds an M.S. in Education Research and Development from Florida State University.

        William M. Wells, 43.    Mr. Wells has been our Chief Financial Officer since January 2000. Prior to that, Mr. Wells was with McDonald's Corporation for ten years, where he served in numerous capacities, including chief executive of System Capital Corporation, the McDonald's System's dedicated finance company, Chief Financial Officer of McDonald's Brazil and Director of both U.S. and Latin American finance. Before McDonald's, Mr. Wells was with Citibank N.A. in Brazil and New York. He has a Master's Degree in International Business from the University of South Carolina.

        Mario A. Barbosa Neto, 57.    Mr. Barbosa Neto has been the President and Chief Executive Officer of Bunge Fertilizantes S.A. since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 20 years experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil S.A. from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas

Foundation. In addition to serving on the board of directors of Bunge Fertilizantes and Bunge Brasil, he serves as President of the Administrative Council of Fosbrasil S.A., and is a board member of Fertifós, Ultrafertil, Alpargatas Santista Têxtil and Bunge Alimentos. Mr. Barbosa Neto is also Vice President of the International Fertilizer Association.

        Jean-Louis Gourbin, 56.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and CPC. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Carl L. Hausmann, 57.    Mr. Hausmann has been the President and Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as the Chief Executive Officer of Bunge Europe since October 15, 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A. Mr. Hausmann was Chief Executive Officer of Cereol since its inception on July 1, 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 48.    Mr. Padilla is the President and Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has over 23 years experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentinean National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Sergio Roberto Waldrich, 46.    Mr. Waldrich has been the President of Bunge Alimentos S.A. since 2002. Prior to becoming the President of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos as a trainee in 1972. Mr. Waldrich worked in various production positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Seara Alimentos S.A., Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000 as General Director and has been its President since the formation of Bunge Alimentos. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Port Industry Association and the Brazilian Port Export Association.

Board Structure

        Our board of directors consists of eleven directors. The board is divided into three classes that are, as nearly as possible, of equal size. Each class of directors is elected for a three-year term of office, and the terms are staggered so that the term of only one class of directors expires at each annual general meeting of shareholders. Messrs. Born, Caraballo, de La Tour d'Auvergne Lauraguais and Engels are our Class I directors, and their term expires in 2004. Messrs. Coppinger, Braun Saint and Weisser are our Class II directors, and their term expires in 2006. Messrs. Bachrach, Boilini, Bulkin and Hatfield are our Class III directors, and their term expires in 2005.

Committees of our Board of Directors

        Our bye-laws give our board of directors the authority to delegate its powers to a committee appointed by the board. All of our committees are composed solely of directors. Our committees are required to conduct meetings and take action in accordance with the directions of the board, the provisions of our bye-laws and the terms of the respective committee charters. As of December 31, 2003, we had five standing committees: the audit committee, the compensation committee, the nominations committee, the finance and risk management committee and the corporate governance committee. Our committee charters reflect final New York Stock Exchange listing standards and other legal requirements. Copies of our committee charters, corporate governance guidelines and code of ethics are available on our website, www.bunge.com, and in print from us upon request. Please note that information contained in or connected to our website is not intended to be a part of this Annual Report on Form 10-K.

  Audit Committee

        Our audit committee is responsible for recommending the appointment of our independent auditors, subject to the approval of our shareholders, determining the compensation of our independent auditors, overseeing the quality and integrity of our financial statements and related disclosures, our compliance with legal and regulatory requirements and assessing our independent auditor's qualifications, independence and performance. The audit committee is also responsible for monitoring the performance of our internal audit and control functions. The audit committee met 12 times in 2003. The members of our audit committee are Messrs. Boilini, de La Tour d'Auvergne Lauraguais (chairman), Engels and Braun Saint. In accordance with our audit committee charter, no committee member may simultaneously serve on the audit committee of more than three public companies without the prior approval of the board of directors.

  Compensation Committee

        Our compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluates the performance of the Chief Executive Officer in light of these goals and objectives and sets the compensation level based on this evaluation. The compensation committee also approves and oversees the total compensation packages for our direct reports to the Chief Executive Officer, which packages include annual base salaries, performance-based bonuses and other long-term equity based compensation. The compensation committee also approves and oversees our equity incentive plans, which includes our Employee Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan, and any benefits and perquisites that may be given. The compensation committee also has the discretion to interpret the terms of these equity incentive plans, to amend rules and procedures relating to these plans and take all other actions necessary to administer these plans in our best interests. The compensation committee also makes recommendations to the board of directors on director compensation, and reviews and stays abreast of our management succession program for senior executive positions. The compensation committee also produces an annual report on executive compensation for inclusion in our annual proxy statement. The compensation committee met five times in 2003. The members of our compensation committee are Messrs. Bachrach, Bulkin (chairman), Caraballo, Coppinger and Hatfield.

  Nominations Committee

        Our nominations committee assists our board of directors by actively identifying individuals qualified to become members of our board of directors, and makes recommendations to the board of directors regarding the director nominees for election at the next annual meeting of shareholders. The nominations committee met three times in 2003. The members of our nominations committee are Messrs. Bachrach (chairman), Bulkin, Coppinger and Braun Saint.

  Finance and Risk Management Committee

        Our finance and risk management committee is responsible for supervising the quality and integrity of our financial and risk management practices. The finance and risk management committee reviews and updates our risk management policies and risk limits on a periodic basis and advises our board of directors on financial and risk management practices. The finance and risk management committee met six times in 2003. The members of our finance and risk management committee are Messrs. Boilini, Born, de La Tour d'Auvergne Lauraguais and Engels (chairman).

  Corporate Governance Committee

        Our corporate governance committee is responsible for monitoring significant developments in the law and practice of corporate governance and the duties and responsibilities of directors of public companies, leading the board of directors in its annual performance evaluation and developing, recommending and administering our corporate governance guidelines and code of ethics. We formed our corporate governance committee in March 2003. The corporate governance committee met two times in 2003. The members of our corporate governance committee are Messrs. Born, Caraballo, Coppinger, Engels and Hatfield (chairman).

Audit Committee Financial Expert

        Our board of directors has determined that each of Mr. de La Tour d'Auvergne Lauraguais, Mr. Boilini and Mr. Engels qualifies as an audit committee financial expert.

Corporate Governance

        We are a limited liability company incorporated under the laws of Bermuda and are subject to Bermuda laws related to corporate governance. Under Bermuda law, subject to common law, our bye-laws and statutory fiduciary and other duties, there are no regulatory requirements with respect to the independence of our board of directors, meetings of non-management directors, the establishment and composition of certain board committees or the adoption and disclosure of corporate governance guidelines or codes of business conduct and ethics. However, while Bunge was a foreign private issuer, we adopted corporate governance guidelines and policies that we believe did not differ in significant ways from the NYSE U.S. corporate governance standards.

Code of Ethics

        We amended our code of ethics in March 2003 to reflect SEC rules and New York Stock Exchange corporate governance listing standards. Our code of ethics applies to our directors, officers and employees worldwide, including our senior financial officers. There have been no waivers of our code of ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or similar persons in 2003. We intend to disclose any amendment to a provision of our code of ethics that applies to a principal executive officer, principal financial officer, principal accounting officer or controller, or similar persons and any waivers of our code of ethics for the benefit of an executive officer, officer or director on our website at www.bunge.com. A copy of our code of ethics is available on our website and in print from us upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

        Executive officers, directors and certain persons who own more than ten percent of our common shares are required by Section 16(a) of the Securities Exchange Act of 1934, as amended, and related regulations:

  •
  to file reports of their ownership of the Company's common shares with the SEC and the New York Stock Exchange, and

  •
  to furnish us with copies of the reports.

        During fiscal year 2003, however, such persons were not required to comply with Section 16(a) with respect to our common shares because the Company still qualified as a foreign private issuer, exempt from the requirements of Section 16.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth information concerning total compensation paid in fiscal years 2003, 2002 and 2001 to our "Named Executive Officers," which is defined under SEC rules to include our Company's Chief Executive Officer and our four most highly compensated executive officers.

	Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (1)	Restricted Stock Awards (2)	Securities Underlying Options Awards	LTIP Payouts (3)		All Other Compensa- tion (4)
Alberto Weisser Chairman and Chief Executive Officer	2003 2002 2001	$ $ $	1,150,000 1,000,000 1,000,000	$ $ $	2,200,000 3,000,000 3,000,000	— — —		112,000 130,000 180,003	$ $	1,855,494 2,014,509 —	$ $ $	53,159 42,869 21,983
Archibald Gwathmey Chief Executive Officer, Bunge Global Markets, Inc. and Managing Director, Agribusiness Division, Bunge Limited	2003 2002 2001	$ $ $	500,000 475,000 385,417	$ $ $	1,000,000 1,200,000 1,000,000	— — —		37,000 45,000 66,961	$ $	555,699 529,487 —	$ $ $	16,171 15,425 6,901
William Wells Chief Financial Officer	2003 2002 2001	$ $ $	470,000 430,000 400,000	$ $ $	600,000 1,000,000 1,000,000	— — —		37,000 45,000 66,961	$ $	555,699 270,797 —	$ $ $	15,383 64,190 107,200
Andrew Burke Managing Director, Soy Ingredients and New Business Development	2003 2002 2001	$ $	371,250 360,000 —	$ $	600,000 360,000 —	— — —		20,000 15,000 —		— — —	$ $	12,222 11,880 —
João Fernando Kfouri Managing Director, Food Products Division	2003 2002 2001	$ $ $	540,000 506,250 360,000	$ $ $	400,000 330,000 200,000	— — —		13,000 15,000 40,000		— — —	$ $ $	64,367 54,096 62,234

(1)
In accordance with the rules of the SEC, other annual compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constitute less than the lesser of $50,000 or ten percent of the total salary and bonus reported for the Named Executive Officers during fiscal years 2003, 2002 and 2001.

(2)
The Company awarded performance-based restricted stock units to Named Executive Officers in 2002 and 2003 under the Company's Equity Incentive Plan, including dividends earned on such units as of December 31, 2003. These awards are subject to further vesting requirements. The target number and value of the aggregate performance-based restricted stock unit holdings of each of the Named Executive Officers as of December 31, 2003 are as follows: Alberto Weisser—84,686 units, ($2,787,863); Archibald Gwathmey—28,566 units ($940,393); William Wells—28,566 units ($940,393); Andrew Burke—12,218 units ($402,217); and Joao Fernando Kfouri—9,185 units ($302,370). The values are calculated by multiplying the number of performance-based restricted stock units held by each Named Executive Officer by $32.92, the December 31, 2003 closing price per share of our common shares on the New York Stock Exchange.

The Company did not grant any time-vested regular restricted stock unit awards to any of the Named Executive Officers during fiscal years 2003, 2002 and 2001.

(3)
Represents Long-Term Incentive payouts for 2003 in respect of performance-based restricted stock units awarded in 2001 to Named Executive Officers under the Company's Equity Incentive Plan. These awards vested on December 31, 2003.

(4)
The Company maintains a program of life and disability insurance which is generally available to all salaried employees on the same basis. In addition, during 2003, the Company (a) paid premiums for certain supplemental executive life insurance benefits for Mr. Weisser of $18,034, Mr. Gwathmey of $859, Mr. Wells of $859 and Mr. Burke of $859, (b) made mandatory matching contributions under the Company's 401(k) plan for Mr. Weisser of $3,625, Mr. Gwathmey of $3,313, Mr. Wells of $3,424 and Mr. Burke $3,225, (c) made discretionary matching contributions under the Company's 401(k) plan for Mr. Weisser of $3,000, for Mr. Gwathmey of $3,000, for Mr. Wells of $3,000 and for Mr. Burke of $3,000; (d) made matching contributions under the Company's excess 401(k) plans for Mr. Weisser of $14,250, for Mr. Gwathmey of $4,500, for Mr. Wells of $4,050 and for Mr. Burke of $2,569; (e) made discretionary matching contributions under the Company's excess 401(k) plans for Mr. Weisser of $14,250, for Mr. Gwathmey of $4,500, for Mr. Wells of $4,050 and for Mr. Burke of $2,569 and (f) paid temporary housing costs for Mr. Kfouri in the amount of $64,367 in 2003.

Option Grants in Fiscal Year 2003

        The following table sets forth certain information with respect to stock options to purchase our common shares awarded to the Named Executive Officers during fiscal year 2003.

	Individual Grants
	Number of Securities Underlying Options Granted(2)	% of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name			Exercise or Base Price ($/Share)	Expiration Date
					5%	10%
Alberto Weisser	112,000	9.97%	$25.220	3/13/2013	$1,714,372.62	$4,402,978.99
Archibald Gwathmey	37,000	3.29%	$25.220	3/13/2013	$566,355.24	$1,454,555.56
William Wells	37,000	3.29%	$25.220	3/13/2013	$566,355.24	$1,454,555.56
Andrew Burke	20,000	1.78%	$25.220	3/13/2013	$306,137.97	$786,246.25
João Fernando Kfouri	13,000	1.16%	$25.220	3/13/2013	$198,989.68	$511,060.06

(1)
These amounts represent hypothetical gains that could be achieved for the respective stock options if exercised at the end of the stock option term. These values are based on assumed rates of stock appreciation of 5% and 10% compounded annually from their date of grant, March 13, 2003, to their expiration date, March 13, 2013. The assumed rates are mandated by the SEC and do not represent our estimate or projection of future stock prices. These values are net of the option exercise price and do not include deductions for tax or other expenses associated with the exercise of these options. Actual gain, if any, upon the exercise of these stock options, will depend on the future performance of our common shares and the date on which the stock options are exercised.

(2)
These stock options will vest as to one-third (33.3%) on each of March 13, 2004, 2005 and 2006 and will expire on March 13, 2013, unless earlier terminated in connection with an option exercise or in connection with a termination of employment. In the event of a change in control of the Company, all stock options will become exercisable in full immediately prior to such event, unless our compensation committee determines otherwise, in its sole discretion.

Aggregated Option Exercises in Fiscal Year 2003
and Value of Options at End of Fiscal Year 2003

        The following table sets forth information with respect to stock option exercises by the Named Executive Officers during fiscal year 2003 and the value of their stock options as of December 31, 2003.

			Number of Securities Underlying Unexercised Options/SARs as of December 31, 2003		Value of Unexercised In-the-Money Options as of December 31, 2003(2)
Name	Shares Acquired on Exercise	Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Alberto Weisser	0	$0	314,702	258,667	$4,653,977	$2,861,560
Archibald Gwathmey	0	$0	59,483	89,320	$886,356	$1,002,978
William Wells	0	$0	80,042	89,320	$1,213,755	$1,002,978
Andrew Burke	0	$0	5,000	30,000	$56,550	$267,100
João Fernando Kfouri	31,667	$407,288	0	36,333	$0	$438,794

(1)
The value realized upon exercise is calculated by determining the difference between the market price of our common shares, as of the date of exercise, and the exercise price of the relevant option multiplied by the number of shares underlying the exercised portion of the option.

(2)
The per share value of unexercised in-the-money options is calculated by subtracting the per share option exercise price from the closing price per share of our common shares on the New York Stock Exchange on December 31, 2003 which was $32.92.

Long-Term Incentive Plan Awards in Fiscal Year 2003

        The following table sets forth awards made to the Named Executive Officers during fiscal year 2003 pursuant to the terms and conditions of our Company's Equity Incentive Plan.

			Estimated Future Payouts Under Non-Stock Price-Based Plans
		Performances or Other Period Until Maturation or Payout(1)
Name	Number of Shares, Units or Other Rights
			Threshold	Target	Maximum(2)
Alberto Weisser	38,000	—	$625,480	$1,250,960	$1,876,440
Archibald Gwathmey	13,000	—	$213,980	$427,960	$641,940
William Wells	13,000	—	$213,980	$427,960	$641,940
Andrew Burke	7,000	—	$115,220	$230,440	$345,660
João Fernando Kfouri	4,000	—	$65,840	$131,680	$197,520

(1)
On March 13, 2003, we granted each of the Named Executive Officers a performance-based restricted stock unit award. These awards will vest on March 13, 2006, subject to a cumulative, three-year earnings-per-share target of $9.33 and the executive's continued employment with the Company. If the cumulative earnings per common share of the Company for fiscal years 2003, 2004 and 2005 equals the target of $9.33, the executive will vest in 100% of the award. If the cumulative earnings per common share during such three-year period equals or exceeds $10.26, the executive will vest in 150% of the award. If the cumulative earnings per common share during such three-year period equals or exceeds the threshold amount of $8.40, the executive will vest in 50% of the award. If the cumulative earnings per common share during such three-year period is less than the threshold amount of $8.40, the executive will forfeit the entire award. Payment of the performance-based award will generally be made in a combination of our common shares and/or cash; based on the election of the executive.

(2)
Threshold, Target and Maximum values are estimated using the closing share price of $32.92 at December 31, 2003.

Pension Plan Table

Assumed Average Annual Compensation for Five-Year Period Preceding Retirement
	Years of Credited Service with the Company
	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$250,000	$35,302	$52,952	$70,603	$88,254	$105,905	$123,556
$500,000	$72,802	$109,202	$145,603	$182,004	$218,405	$254,806
$750,000	$110,302	$165,452	$220,603	$275,754	$330,905	$386,056
$1,000,000	$147,802	$221,702	$295,603	$369,504	$443,405	$517,306
$1,500,000	$222,802	$334,202	$445,603	$557,004	$668,405	$779,806
$2,000,000	$297,802	$446,702	$595,603	$744,504	$893,405	$1,042,306
$2,500,000	$372,802	$559,202	$747,603	$932,004	$1,118,405	$1,304,806
$3,000,000	$447,802	$671,702	$895,603	$1,119,504	$1,343,405	$1,567,306
$4,000,000	$597,802	$896,702	$1,195,603	$1,494,504	$1,793,405	$2,092,306
$5,000,000	$747,802	$1,121,702	$1,495,603	$1,869,504	$2,243,405	$2,617,306

        Under the terms of the Bunge Management Services, Inc. Pension Plan and the Bunge Management Services, Inc. Excess Benefit Plan (the "Company Pension Plans"), an eligible employee will receive a benefit at retirement that is generally based upon the employee's number of years of benefit service and average annual compensation (salary and normal bonus) for the highest five consecutive years out of the final 10 years of service. The benefits under the Excess Benefit Plan are not subject to the Internal Revenue Code provisions used to determine benefits and the amount of annual benefits payable under the Pension Plan. The foregoing table illustrates, for average annual pensionable compensation and years of benefit service classifications, the annual retirement benefits payable to employees under the Company Pension Plans upon retirement at age 65, based on the single-life annuity form of benefit payment and not subject to deduction for Social Security or other offset amounts.

        The number of years of service that have been credited for Messrs. Weisser, Gwathmey, Wells and Burke are approximately 4.5 years, 28.92 years, 4 years and 2 years, respectively. To date, Mr. Kfouri does not participate in the Company Pension Plans.

        In addition, Mr. Weisser is entitled to a supplemental pension benefit under the terms of his employment agreement with the Company described in more detail below under the heading "Employment Agreements and Severance and Change of Control Arrangements." The estimated annual pension benefit payable to Mr. Weisser at age 65 (his Normal Retirement Age) is $1,507,500.

Compensation of Directors

        Directors of the Company who are not officers or employees of the Company or any of its subsidiaries (hereinafter referred to as "non-employee directors") are entitled to receive the directors' fees described below and are eligible to participate in the Company's non-employee directors' deferred compensation plan and non-employee directors' equity incentive plan. Messrs. Bachrach, Boilini, Born, Braun Saint, Bulkin, Caraballo, Coppinger, de la Tour d'Auvergne Lauraguais, Engels and Hatfield were non-employee directors for the entire 2003 fiscal year.

        Directors' Fees.    Non-employee directors received the following fees for 2003: (i) an annual retainer fee of $60,000; (ii) a fee of $10,000 per annum for service as Committee Chair on any of our committees; and/or (iii) a fee of $5,000 per annum for service as a member on any of our committees. We also reimburse our non-employee directors for reasonable expenses incurred by them in attending Board meetings, committee meetings or our annual shareholder meetings. We provide Mr. de La Tour d'Auvergne Lauraguais with office accommodations, communications services and secretarial services to facilitate his fulfillment of his role as chairman of our audit committee.

Non-Employee Directors' Equity Incentive Plan

        We have a non-employee directors' equity incentive plan to align our directors' interests with those of our shareholders and to appropriately incentivize our directors. Under this plan, we periodically award stock options to purchase common shares to members of the board who are not our employees as part of their director's compensation. In addition, each non-employee director receives an award of stock options under the plan at the time he or she initially becomes a member of the board. We grant only nonqualified stock options under our non-employee directors' equity incentive plan. The exercise price per share is equal to the fair market value of a common share, as determined by our compensation committee based on the average of the highest and lowest sale prices of a common share over the 20 trading days immediately following the preceding quarterly earnings announcement, with such average weighted by volume. Our non-employee directors' equity incentive plan provides that up to 0.5% of our issued and outstanding common shares may be issued under the plan. As of December 31, 2003, we had granted stock options to purchase an aggregate of 298,800 common shares to our current non-employee directors as a group (10 persons) under this plan.

Non-Employee Directors' Deferred Compensation Plan

        We have a non-employee directors' deferred compensation plan, under which the non-employee directors may currently elect to defer all or a portion of their annual director fee and/or committee fees for at least a minimum three-year period. Amounts deferred under the plan are deemed invested in hypothetical share units. The value of each share unit will track the performance of a common share and will earn dividend equivalents to the extent actual dividends are paid to our shareholders. Participants under the plan can elect to receive the value of their hypothetical share units in the form of cash or common shares. Only Mr. Bachrach has deferred payment of all of his annual director fees and committee fees for 2003. In addition, Messrs. Braun Saint, Caraballo, Coppinger and Bachrach deferred their annual fees for 2002.

Employee Equity Incentive Plan

        We have an employee equity incentive plan to attract, retain and motivate our officers, employees, consultants and independent contractors, to link compensation to the overall performance of the company, to promote cooperation among our diverse areas of business and to create an ownership interest in the company aligned with the interests of our shareholders. Under the plan, the compensation committee of our board may award equity-based compensation to our officers, employees, consultants and independent contractors who make or are anticipated to make significant contributions to the Company. Awards under the plan may be in the form of qualified or nonqualified stock options, restricted stock units (including performance based) or other awards that are based on the value of our common shares. The specific terms of each award made under the plan, including how such award will vest, are described in individual award agreements.

        Administration of the Plan.    Our compensation committee administers the plan. The committee has the discretion to determine who will receive awards under the plan as well as the terms of each individual award. The committee also has the discretion to interpret the terms of the plan and any corresponding award agreement and to generally take all other actions necessary to administer the plan in our best interests.

        Options and Restricted Stock Units.    When vested, stock options granted under the plan will be exercisable for our common shares. The vesting period is set forth in the individual award agreements. The exercise price per share will be fixed by our compensation committee at the time of grant but will generally be no less than the fair market value of a common share, as determined by our compensation committee under one of the following calculations: (1) the average of the highest and lowest sale prices of a common share on the date of grant or (2) the average of the highest and lowest sale prices of a common share over the 20 trading days immediately following the preceding quarterly earnings announcement, with such average weighted by volume. When our employment or service relationship with a participant terminates for "cause," all unexercised stock options held by such participant (whether vested or unvested) will be cancelled as of the date of termination. When our employment or service relationship with a participant terminates for a reason other than for "cause," such participant will have a limited period of time to exercise any vested stock options he or she then holds. The period varies according to the reasons for termination.

        Restricted stock units are awards that provide for the issuance of a specified number of common shares upon the completion of a set time period or satisfaction of set performance requirements. The effect of a participant's termination of employment or service with us is set forth in the individual award agreements. Up to 10% of our issued and outstanding common shares may be issued pursuant to awards under the plan. As of December 31, 2003, we had granted stock options to purchase an aggregate of 4,110,273 common shares, 74,500 time-vested regular restricted stock units and 687,409 performance-based restricted stock units under the plan. Of this amount, we have granted to our executive officers, stock options to purchase 1,182,977 common shares, no time-vested regular restricted stock units and 367,896 performance-based restricted stock units under the plan.

        Non-Transferability of Awards; Adjustments Upon Merger or Change of Control.    Some restrictions apply to awards made under the plan. Awards are not transferable by the participant except in very limited circumstances and any shares received in connection with an award made under the plan may be subject to trading restrictions. Also, the committee has the right to modify the terms of the plan and any award granted under the plan if we engage in a merger or amalgamation transaction or any corporate reorganization process. Please see "Employment Agreements and Severance and Change of Control Arrangements" below for description of the effect of a change of control under the plan.

Employment Agreements and Severance and Change of Control Arrangements

Employment Agreement with Alberto Weisser

        We have entered into an employment agreement, dated May 27, 2003, with Alberto Weisser. The agreement provides that Mr. Weisser will serve as our Chief Executive Officer. Mr. Weisser's employment will continue until the last day of the month in which he attains age 65, unless his employment is terminated earlier pursuant to the terms of the agreement. The agreement provides for base salary, annual bonus and long-term compensation that is consistent with the amount described by us in the compensation tables above for 2003.

        The agreement also provides Mr. Weisser with a supplemental pension commencing at age 65, which when added to his other U.S. retirement benefits, will provide him with an annuity for life equal to 45% of the average of his base salary and annual bonus (excluding any long-term, supplemental or special bonuses) for the five-year period immediately prior to and including the date on which the pension commences. Mr. Weisser will be entitled to receive the supplemental pension (i) if he remains in our employ until the last day of the month in which he attains age 55 or (ii) in the event that his employment with us is terminated as a result of any of the following: (a) his "Disability"; (b) his resignation for "Good Reason"; (c) his termination without "Cause"; or (d) his resignation without Good Reason during the "Change of Control Period" (all terms quoted in this sentence have the meanings assigned to them in the employment agreement). Mr. Weisser will forfeit the supplemental pension under certain circumstances, including where he breaches certain restrictive covenants or upon his death. In the event of Mr. Weisser's death, his spouse may, however, be entitled to a death benefit.

        In the event that during Mr. Weisser's employment term, Mr. Weisser's employment is terminated by us without Cause or by him for Good Reason, we will pay him (a) three times the sum of his base salary and annual bonus (as determined in accordance with the provisions of the agreement) and (b) a pro rata portion of the short-term annual bonus that Mr. Weisser would have been entitled to receive for the then-applicable performance period had he remained employed for the entire performance period. We will also (a) offer Mr. Weisser continuing coverage (at his cost) under our health and medical insurance plans and programs until the earlier of (i) the date on which Mr. Weisser and his spouse, if any, are both age 65 and (ii) the date on which he is eligible to receive health, medical or other insurance benefits under a subsequent employer's plan; (b) provide Mr. Weisser with accelerated vesting of any unvested benefits in our defined contribution and defined benefit retirement plans, unless prohibited by law; (c) consider Mr. Weisser fully vested with respect to his entitlement to receive retiree medical and life insurance benefits that we offer to our senior executives as of his date of termination; (d) deem any vesting or service under any outstanding stock option, restricted stock or other equity-based awards fully satisfied; (e) deem any of our performance requirements under any outstanding stock option, restricted stock or other equity-based awards to be satisfied to the extent such performance requirements are satisfied as of his date of termination; and (f) provide substantially similar other benefits that are provided to our other senior executives upon termination.

        Our obligation to make or provide any of the above-described severance payments and benefits to Mr. Weisser is subject to his execution of a general release of claims against the Company and its "Subsidiaries" (as defined in the employment agreement) and will cease in the event that Mr. Weisser breaches any of his restrictive covenants set forth in the agreement.

        In the event that Mr. Weisser resigns without Good Reason during the Change of Control Period, he will be entitled to receive the severance payments and benefits that he would otherwise receive under the agreement had he been terminated by us without Cause, as well as his supplemental pension, as described above. For purposes of the agreement, the "Change of Control Period" is a 30-month period commencing upon certain change-of-control events, including (i) the acquisition by any nonaffiliated beneficial owner of 35% or more of our outstanding common shares, (ii) the consummation, after shareholder approval, of certain business combinations or (iii) the failure of those individuals on our Board as of May 27, 2003 or their approved successors to constitute at least a majority of our Board. If, however, Mr. Weisser is terminated without Cause within the 12-month immediately prior to any of the foregoing events at the direction or request of any person acquiring control of the Company, the Change of Control Period will commence 12 months prior to such event.

        The employment agreement contains a Code Section 280G "gross-up" provision. In the event that any payment or distribution by us to or for the benefit of Mr. Weisser whether paid or payable or distributed or distributable pursuant to the terms of the employment agreement or otherwise would be subject to the excise taxes imposed by Section 4999 of the Code, then Mr. Weisser will be entitled to receive an additional payment in any amount such that after the payment by Mr. Weisser of all taxes (including any interest or penalties imposed), he retains an amount equal to such taxes imposed upon the payments.

        Mr. Weisser has agreed not to compete with the Company or any of its Subsidiaries during his employment term and thereafter for the longer of (a) 18 months following his date of termination for any reason or (b) where applicable, the three-year period during which he receives severance payments from the Company. Mr. Weisser has further agreed not to solicit certain customers and employees, as well as agreed to standard confidentiality and cooperation provisions.

Change of Control Arrangements

        In addition to Mr. Weisser's employment agreement described above, our Named Executive Officers participate in certain plans that contain change-of-control provisions. These plans include our Equity Incentive Plan and our company's deferred compensation plans. Under these plans, the events constituting a change of control are substantially similar to the change-of-control events described above with respect to Mr. Weisser's employment agreement.

        Pursuant to our Equity Incentive Plan, we have granted our Named Executive Officers, as well as other officers, employees, independent contractors and consultants of the Company, equity awards, including stock options, restricted stock unit awards and performance-based restricted unit awards. These stock options and restricted stock unit awards vest over time and our performance-based restricted stock unit awards vest upon the satisfaction of certain performance-based restrictions. Upon a "Change of Control" (as defined in the plan) of the Company, however, these equity awards will become fully vested immediately prior to such event, unless the compensation committee determines otherwise, in its sole discretion.

        Pursuant to our deferred compensation plans, our Named Executive Officers, as well as other eligible employees of the Company, can elect to defer their annual base salary, annual bonus and certain other amounts, including the value of their vested performance-based restricted stock unit awards. Amounts deferred must be deferred for a minimum three-year period and are deemed invested among one or more hypothetical investment alternatives. Upon a "Change of Control" (as defined in the applicable deferred compensation plan) of the Company, however, each participant in our deferred compensation plans will elect, 30 days prior to such event, to (i) receive an immediate distribution of all of his or her deferred compensation in a lump-sum cash payment or (ii) continue to have his or her deferred compensation credited under the applicable plan following the event, in which case the Company will establish and fund a trust for all such amounts that continue to be held under the plan.

        As of December 31, 2003, Messrs. Weisser and Wells held $3,185,830 and $1,695,570, respectively, in their accounts under our deferred compensation plans.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

        The following table sets forth information regarding the beneficial ownership of our common shares by each member of our board of directors and executive officers as of March 1, 2004, based on 100,086,250 shares issued and outstanding. As of December 31, 2003, the average exercise price of all options granted to our directors and executive officers was $19.76 and the term of such options was ten years from the date of the grant.

        Under rules of the SEC, "beneficial ownership" includes shares for which the individual, directly or indirectly, has or shares voting or investment power whether or not the shares are held for the individual's benefit.

	Amount and Nature of Beneficial Ownership
	(Number of Shares)
Common Shares	Direct(1)	Voting or Investment Power(2)		Right to Acquire(3)		Percent of Class
Alberto Weisser	41,152	0		383,335		*
Jorge Born, Jr.	0	0		30,600		*
Ernest G. Bachrach	0	0		36,905	(4)	*
Enrique H. Boilini	0	0		30,600		*
Michael H. Bulkin	0	0		30,600		*
Octavio Caraballo	67,497	4,464	(5)	31,761	(6)	*
Francis Coppinger	0	717,642	(7)	32,332	(8)	*
Bernard de La Tour d'Auvergne Lauraguais	199,921	3	(9)	30,600		*
William Engels	0	0		0		*
Paul H. Hatfield	5,000	0		23,400		*
Carlos Braun Saint	0	0		2,871	(10)	*
Andrew J. Burke	0	0		11,667		*
Archibald Gwathmey	10,816	0		88,273		*
João Fernando Kfouri	0	0		4,334		*
Flavio Sá Carvalho	0	0		76,382		*
William Wells	11,331	0		101,752		*
All directors and executive officers as a group (16 persons)	335,717	722,109		915,412		*

*
Less than 1%.

(1)
These shares are held individually or jointly with others, or in the name of a bank, broker or nominee for the individual's account.

(2)
This column includes other shares over which directors and executive officers have or share voting or investment power, including shares directly owned by certain relatives with whom they are presumed to share voting and/or investment power.

(3)
This column includes shares which directors and executive officers have a right to acquire through the exercise of stock options granted under the company's equity incentive plans that have vested or will vest within 60 days of March 1, 2004, restricted stock units (including performance based) and dividend equivalent payments for which shares are issuable within 60 days of March 1, 2004 and hypothetical share units held by non-employee directors who have elected to receive, under the Non-Employee Directors' Deferred Compensation Plan, a distribution in the form of common shares.

(4)
Includes 6,305 hypothetical share units held under the Non-Employee Directors' Deferred Compensation Plan, which he has elected to receive in the form of common shares.

(5)
Includes 4,464 common shares held by his wife, as to which he disclaims beneficial ownership.

(6)
Includes 1,161 hypothetical share units held under the Non-Employee Directors' Deferred Compensation Plan, which he has elected to receive in the form of common shares.

(7)
Includes 2,563 common shares held by his wife and 715,079 common shares held by a company owned by his wife.

(8)
Includes 1,732 hypothetical share units held under the Non-Employee Directors' Deferred Compensation Plan, which he has elected to receive in the form of common shares.

(9)
Includes three common shares held by his wife, as to which he disclaims beneficial ownership.

(10)
Represents 2,871 hypothetical share units held under the Non-Employee Directors' Deferred Compensation Plan, which he has elected to receive in the form of common shares.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information with respect to the beneficial ownership of our common shares for each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares. All holders of our common shares are entitled to one vote per share on all matters submitted to a vote of holders of common shares. The voting rights attached to common shares held by our major shareholders do not differ from those that attach to common shares held by any other holder. To our knowledge, based on information provided by Mellon Investor Services, our transfer agent, 99,908,318 of our common shares were held by approximately 158 registered holders as of December 31, 2003.

	Shares Beneficially Owned
Name of Beneficial Owner
	Number	Percent(1)
Wellington Management Company, LLP(2)	9,385,600	9.39%
Franklin Resources, Inc.(3)	7,476,435	7.48%
Charles B. Johnson(3)	7,476,435	7.48%
Rupert H. Johnson, Jr.(3)	7,476,435	7.48%

(1)
Based on 99,908,318 shares outstanding as of December 31, 2003.

(2)
Based on information filed by Wellington Management Company, LLP with the SEC on Schedule 13G on February 12, 2004. Based on the Schedule 13G, Wellington Management Company, LLP, in its capacity as investment advisor, may be deemed to beneficially own 9,385,600 common shares that are held of record by its clients.

(3)
Based on information filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. with the SEC on Schedule 13G on February 10, 2004. Based on the Schedule 13G, Mr. Charles Johnson and Mr. Rupert Johnson, Jr. may be deemed to share beneficial ownership of the 7,476,435 shares with Franklin Resources, Inc. by virtue of each owning in excess of 10% of the outstanding common stock of Franklin Resources, Inc. Franklin Resources, Inc. is a parent holding company and our common shares are held by certain of its investment advisory subsidiaries. These investment advisory subsidiaries have the following holdings: Franklin Advisers, Inc. has the sole power to direct the vote of and dispose of 5,398,387 of such shares; Franklin Advisory Services, LLC has the sole power to direct the vote of and dispose of 2,017,500 of such shares; Franklin Private Client Group, Inc. has the sole power to dispose of 48 of such shares; and Fiduciary Trust Company International has the sole power to direct the vote of and dispose of 60,500 of such shares. Based on the Schedule 13G, each of Franklin Resources, Inc., its investment advisory subsidiaries, Mr. Charles Johnson and Mr. Rupert Johnson disclaim any economic interest or beneficial ownership of our common shares.

Item 13.    Certain Relationships and Related Transactions

Loans to Directors and Executive Officers

        Under Bermuda law, we cannot lend money to our directors without the approval of shareholders representing 90% of our common shares. We have no outstanding loans to any director. In addition, we are in compliance with the provisions of the Sarbanes-Oxley Act of 2002 prohibiting certain loans to directors and executive officers.

Financing Transactions and Capital Contributions

        We guarantee all of the intercompany loans that are held as assets of our master trust facility. We have also provided guarantees for the payment of long-term loans by our joint ventures in Argentina. As of December 31, 2003, these guarantees of our joint venture debt totaled approximately $20 million.

        In 2000, Mutual Investment Limited contributed $126 million of capital to us in the form of a long-term secured note. In June 2003, we received $55 million from Mutual Investment Limited, as final payment on this long-term secured note. In addition, in 2003 we recorded interest income of $1 million pertaining to this long-term secured note.

Corporate and Administrative Services

        We have entered into an administrative services agreement with Mutual Investment Limited under which we provide corporate and administrative services to it, including financial, legal, tax, accounting, human resources administration, insurance, employee benefits plans administration, corporate communication and management information system services. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays us for the services rendered on a quarterly basis based on our direct and indirect costs of providing the services. In 2003, Mutual Investment Limited paid us $661,000 under this agreement.

Product Sales

        We sell soybean meal and fertilizer products at market prices to Seara Alimentos S.A., a subsidiary of Mutual Investment Limited engaged in meat and poultry production. The amounts of these sales were $6 million for the year ended December 31, 2003, $4 million in 2002 and $12 million in 2001.

        In addition, we sold soybeans and related soybean products to Solae, our joint venture with DuPont, which totaled $62 million for the year ended December 31, 2003. We also purchased soybean meal and soybean oil from Solae, which totaled $62 million for the year ended December 31, 2003.

Other Transactions

        In December 2003, we sold an inactive Netherlands subsidiary to Mutual Investment Limited for $64,000, its estimated fair value, in connection with a reorganization of certain of Mutual Investment Limited's investments.

Alliance with DuPont

        In connection with Solae, our joint venture with DuPont, we received $251 million in cash in exchange for the sale of our Brazilian ingredients business in 2003.

PART IV

Item 14.    Principal Accountant Fees and Services

        Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") have audited our annual financial statements since our 1996 fiscal year. In addition, Deloitte & Touche LLP reviews our interim financial statements. Deloitte & Touche LLP acted as our independent auditor for the fiscal years ended December 31, 2003 and 2002.

        The chart below sets forth the total amount billed to us by Deloitte Entities for services performed in 2003 and 2002 and breaks down these amounts by the category of service:

	2003	2002
Audit Fees	$6,543,000	$4,927,000
Audit-Related Fees	277,000	6,035,000
Tax Fees	3,185,000	1,125,000
All Other Fees	49,000	558,000

Total	$10,054,000	$12,645,000

Audit Fees

        Audit fees are fees billed for the audit of our annual consolidated financial statements and for the reviews of our quarterly financial statements submitted on Form 6-K. Additionally, audit fees include comfort letters, statutory audits, consents and other services related to SEC matters.

Audit-Related Fees

        For 2003, audit-related fees principally included fees for employee benefit plan audits and Sarbanes-Oxley Section 404 advisory services. For 2002, audit related fees were primarily for acquisition-related due diligence and audit work performed in connection with our October 2002 acquisition of Cereol S.A., as well as employee benefit plan audits.

Tax Fees

        Tax fees in 2003 and 2002 related to services for tax compliance and tax planning and advice. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. Tax planning and advice services are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Tax fees paid to the Deloitte Entities for 2003 include $2,377,000 of tax planning and advice, which was principally related to the integration of Cereol S.A. and the formation of Solae LLC.

All Other Fees

        Other fees paid in 2003 and 2002 consisted of permitted non-audit services, which in 2003 consisted primarily of a software license and in 2002 consisted primarily of consulting services.

Pre-Approval Policies and Procedures

        The audit committee approves all audit, audit-related services, tax services and other services provided by Deloitte & Touche LLP. Any services provided by Deloitte & Touche LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In 2003, none of the fees paid to Deloitte & Touche LLP were approved pursuant to the de minimus exception.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-2 of this Form 10-K.

  (b)
  Reports on Form 8-K

        On July 27, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 with respect to (1) a press release dated May 26, 2004 announcing the pricing of our offering of our common shares, (2) press release dated May 27, 2004 announcing the underwriters' exercise of their over-allotment option to purchase additional common shares and (3) a press release dated May 28, 2004 announcing our shareholders' approval of all resolutions put before them at our annual meeting.

  (c)
  Exhibits

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 31, 2001)
3.2	Bye-laws, as amended and restated (incorporated by reference from the Registrant's Form 20-F filed May 31, 2003)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 31, 2001)
4.2	Shareholder Rights Plan dated as of August 1, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 12, 2002)
4.3	The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.4	Amended and Restated Shareholder Rights Plan between Bunge Limited and Mellon Investor Services LLC, as Rights Agent, dated as of May 30, 2003 (incorporated by reference from the Registrant's Form 20-F filed March 15, 2004)
10.2	Registration Rights Agreement dated as of June 25, 2001 between Bunge Limited and the shareholders of Bunge International Limited (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 31, 2001)
10.3	Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 31, 2001)
10.4	Security Agreement dated May 17, 2001 between Bunge Limited and Bunge International Limited (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 31, 2001)

10.5	Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 12, 2002)
10.6	First Amendment to Loan Agreement, dated as of October 16, 2001, and effective as of September 27, 2001, between Bunge Limited and Bunge International Limited, amending the Loan Agreement, dated May 17, 2001, which is filed as Exhibit 10.4 hereto (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 12, 2002)
10.7	First Amended and Restated Revolving Credit Agreement, dated as of September 6, 2002, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Credit Lyonnais Chicago Branch, as Co-Syndication Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Co-Syndication Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 20-F filed on March 31, 2003)
10.8	Multicurrency Revolving Facilities Agreement, dated May 28, 2003, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, CCF and Société Générale, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 20-F filed March 15, 2004)
10.9	Fifth Amended and Restated Liquidity Agreement, dated as of July 3, 2003, among Bunge Asset Funding Corp., the financial institutions party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 20-F filed March 15, 2004)
10.10	Employment Agreement, dated as of May 27, 2003, between Bunge Limited and Alberto Weisser
10.11	Amended and Restated Bunge Limited Equity Incentive Plan
10.12	Form of Nonqualified Stock Option Award Agreement under the Amended and Restated Bunge Limited Equity Incentive Plan
10.13	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Bunge Limited Equity Incentive Plan
10.14	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Bunge Limited Equity Incentive Plan
10.15	Amended and Restated Bunge Limited Non-Employee Directors Equity Incentive Plan
10.16	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (as amended as of March 12, 2003)
10.17	Excess Benefit Plan of Bunge Management Services Inc.
10.18	Excess Contribution Plan of Bunge Management Services Inc.
10.19	Excess Benefit Plan of Bunge Global Markets Inc.
10.20	Excess Contribution Plan of Bunge Global Markets Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: July 27, 2004	By:	/s/ WILLIAM M. WELLS Name: William M. Wells Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERTO WEISSER Alberto Weisser	Chief Executive Officer and Chairman of the Board of Directors	July 27, 2004
/s/ WILLIAM M. WELLS William M. Wells	Chief Financial Officer	July 27, 2004
/s/ T.K. CHOPRA T.K. Chopra	Controller and Principal Accounting Officer	July 27, 2004
/s/ JORGE BORN, JR. Jorge Born, Jr.	Deputy Chairman and Director	July 27, 2004
/s/ ERNEST G. BACHRACH Ernest G. Bachrach	Director	July 27, 2004
/s/ ENRIQUE H. BOILINI Enrique H. Boilini	Director	July 27, 2004
/s/ MICHAEL H. BULKIN Michael H. Bulkin	Director	July 27, 2004
/s/ OCTAVIO CARABALLO Octavio Caraballo	Director	July 27, 2004

/s/ FRANCIS COPPINGER Francis Coppinger	Director	July 27, 2004
/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais	Director	July 27, 2004
/s/ WILLIAM ENGELS William Engels	Director	July 27, 2004
/s/ PAUL H. HATFIELD Paul H. Hatfield	Director	July 27, 2004
/s/ CARLOS BRAUN SAINT Carlos Braun Saint	Director	July 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bunge Limited

        We have audited the accompanying consolidated balance sheets of Bunge Limited and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7 to the financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statements of Financial Accounting Standards No. 142 and changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143.

/s/  DELOITTE & TOUCHE LLP
New York, New York
March 12, 2004
(May 13, 2004 as to Notes 1, 2, 6 and 9)

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$22,165	$13,882	$11,302
Cost of goods sold (Notes 8 and 26)	(20,860)	(12,544)	(10,331)

Gross profit	1,305	1,338	971
Selling, general and administrative expenses	(691)	(579)	(423)
Gain on sale of soy ingredients business	111	—	—
Interest income	102	71	91
Interest expense	(215)	(176)	(223)
Foreign exchange gain (loss)	92	(179)	(148)
Other income (expense)	19	6	(4)

Income from continuing operations before income tax and minority interest	723	481	264
Income tax expense	(201)	(104)	(68)

Income from continuing operations before minority interest	522	377	196
Minority interest	(104)	(102)	(72)

Income from continuing operations	418	275	124
Discontinued operations, net of tax benefit (expense) of $5 (2003), $(1) (2002), $0 (2001) (Note 3)	(7)	3	3

Income before cumulative effect of change in accounting principles	411	278	127
Cumulative effect of change in accounting principles, net of tax benefit (expense) of $6 (2002), $(4) (2001)	—	(23)	7

Net income	$411	$255	$134

Earnings per common share (Note 23):
Basic
Income from continuing operations	$4.19	$2.87	$1.73
Discontinued operations	(.07)	.03	.04
Cumulative effect of change in accounting principles	—	(.24)	.10

Net income per share	$4.12	$2.66	$1.87

Diluted
Income from continuing operations	$4.14	$2.85	$1.72
Discontinued operations	(.07)	.03	.04
Cumulative effect of change in accounting principles	—	(.24)	.10

Net income per share	$4.07	$2.64	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$489	$470
Trade accounts receivable (less allowance of $100 and $80) (Note 17)	1,495	1,168
Inventories (Note 4)	2,867	2,407
Deferred income taxes	93	87
Other current assets (Note 5)	1,474	1,317

Total current assets	6,418	5,449

Property, plant and equipment, net (Note 6)	2,090	2,056
Goodwill (Note 8)	148	239
Other intangible assets (Note 9)	92	15
Investments in affiliates (Note 10)	537	52
Deferred income taxes	233	256
Other non-current assets	366	282

Total assets	$9,884	$8,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 15)	$889	$1,250
Current portion of long-term debt (Note 16)	128	249
Trade accounts payable	1,678	1,271
Deferred income taxes	42	51
Other current liabilities (Note 11)	1,200	973

Total current liabilities	3,937	3,794

Long-term debt (Note 16)	2,377	1,904
Deferred income taxes	206	253
Other non-current liabilities	433	431
Commitments and contingencies (Note 20)
Minority interest in subsidiaries	554	495
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2003—99,908,318 shares, 2002—99,332,233 shares	1	1
Additional paid-in capital	2,010	1,999
Receivable from former shareholder (Note 19)	—	(55)
Retained earnings	1,022	653
Accumulated other comprehensive loss	(656)	(1,126)

Total shareholders' equity	2,377	1,472

Total liabilities and shareholders' equity	$9,884	$8,349

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$411	$255	$134
Adjustment to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of soy ingredients business	(111)	—	—
Foreign exchange (gain) loss	(120)	126	10
Impairment of assets	56	5	—
Bad debt expense	6	37	24
Provision for recoverable taxes	(38)	44	20
Depreciation, depletion and amortization	184	168	163
Deferred income taxes	(17)	(4)	(11)
Discontinued operations	7	(3)	(3)
Minority interest	104	102	72
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(129)	(116)	(127)
Inventories	(249)	(728)	(303)
Recoverable taxes	34	(106)	134
Prepaid commodity purchase contracts	(76)	(60)	(49)
Advances to suppliers	(30)	(110)	1
Trade accounts payable	174	469	12
Arbitration settlement (Note 20)	(57)	—	—
Other—net	(190)	49	128

Cash provided by (used for) operating activities	(41)	128	205
INVESTING ACTIVITIES
Payments made for capital expenditures	(304)	(240)	(226)
Proceeds from disposal of property, plant and equipment	28	9	9
Business acquisitions, net of cash acquired	(196)	(856)	(13)
Investments in affiliate	—	—	(4)
Proceeds from sale of assets held for sale	450	16	—
Proceeds from sale of discontinued operations	82	—	59

Cash provided by (used for) investing activities	60	(1,071)	(175)
FINANCING ACTIVITIES
Net change in short-term debt	(381)	(185)	(316)
Proceeds from long-term debt	851	1,937	121
Repayment of long-term debt	(529)	(706)	(323)
Proceeds from affiliate loan	41	—	—
Proceeds from sale of common shares	7	293	278
Dividends paid to shareholders	(42)	(37)	(8)
Dividends paid to minority interest	(63)	(28)	(26)
Proceeds from receivable from former shareholder	55	21	50

Cash provided by (used for) financing activities	(61)	1,295	(224)
Effect of exchange rate changes on cash and cash equivalents	61	(81)	(30)

Net increase (decrease) in cash and cash equivalents	19	271	(224)
Cash and cash equivalents, beginning of period	470	199	423

Cash and cash equivalents, end of period	$489	$470	$199

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(U.S. dollars in millions, except share data)

						Accumulated Other Comprehensive Income (Loss) (Note 22)
	Common Shares
			Additional Paid-in Capital	Receivable from Former Shareholder	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2001	64,380,000	$1	$1,428	$(126)	$309	$(473)	$1,139
Comprehensive income—2001:
Net income	—	—	—	—	134	—	134	$134
Other comprehensive income (loss):
Foreign exchange translation adjustment	—	—	—	—	—	(222)	—	(222)
Cumulative effect of a change in accounting principle, net of tax benefit of $2	—	—	—	—	—	(3)	—	(3)
Unrealized gain on commodity futures, net of tax of $7	—	—	—	—	—	12	—	12
Reclassification of realized gains to net income, net of tax of $3	—	—	—	—	—	(4)	—	(4)

Total comprehensive income (loss)	—	—	—	—	—	(217)	(217)	$(83)

Collection of former shareholder receivable	—	—	—	50	—	—	50
Dividend paid	—	—	—	—	(8)	—	(8)
Issuance of common shares:—initial public offering (Note 22)	18,775,100	—	278	—	—	—	278

Balances, December 31, 2001	83,155,100	1	1,706	(76)	435	(690)	1,376
Comprehensive income—2002:
Net income	—	—	—	—	255	—	255	$255
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax benefit of $17	—	—	—	—	—	(403)	—	(403)
Unrealized gain on commodity futures, net of tax of $8	—	—	—	—	—	13	—	13
Loss on treasury rate lock contracts, net of tax of $0	—	—	—	—	—	(22)	—	(22)
Unrealized loss on investments, net of tax benefit of $1	—	—	—	—	—	(1)	—	(1)
Reclassification of realized net (gains) to net income, net of tax of $8	—	—	—	—	—	(12)	—	(12)
Minimum pension liability, net of tax benefit of $5	—	—	—	—	—	(11)	—	(11)

Total comprehensive income (loss)	—	—	—	—	—	(436)	(436)	$(181)

Collection of former shareholder receivable	—	—	—	21	—	—	21
Dividends paid	—	—	—	—	(37)	—	(37)
Issuance of common shares:
—public offering (Note 22)	16,093,633	—	292	—	—	—	292
—under employee stock plan	83,500	—	1	—	—	—	1

Balances, December 31, 2002	99,332,233	1	1,999	(55)	653	(1,126)	1,472

(continued on following page)

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(U.S. dollars in millions, except share data)

						Accumulated Other Comprehensive Income (Loss) (Note 22)
	Common Shares
			Additional Paid-in Capital	Receivable from Former Shareholder	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Comprehensive income—2003:
Net income	—	—	—	—	411	—	411	$411
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense $8	—	—	—	—	—	489	—	489
Unrealized loss on commodity futures, net of tax benefit of $6	—	—	—	—	—	(9)	—	(9)
Unrealized gain on investments, net of tax of $0	—	—	—	—	—	1	—	1
Reclassification of realized net (gains) to net income, net of tax expense of $2	—	—	—	—	—	(1)	—	(1)
Minimum pension liability, net of tax benefit of $7	—	—	—	—	—	(10)	—	(10)

Total comprehensive income (loss)	—	—	—	—	—	470	470	$881

Collection of former shareholder receivable	—	—	—	55	—	—	55
Dividends paid	—	—	—	—	(42)	—	(42)
Issuance of common shares:—under employee stock plan	576,085	—	11	—	—	—	11

Balances, December 31, 2003	99,908,318	$1	$2,010	$—	$1,022	$(656)	$2,377

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

        Description of Business—Bunge Limited is a Bermuda holding company. Bunge Limited, together with its consolidated subsidiaries through which Bunge's businesses are conducted (collectively, "Bunge"), is an integrated, global agribusiness and food company. Bunge Limited's shares trade on the New York Stock Exchange under the ticker symbol "BG". Bunge operates in three divisions, which include four reporting segments: agribusiness, fertilizer, edible oil products and milling products.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, sale and processing of grains and oilseeds. Bunge's agribusiness products are sold throughout the world. Bunge's agribusiness operations are primarily located in the United States, Brazil, Argentina and Europe with world-wide international marketing offices.

        Fertilizer—Bunge's fertilizer segment is involved in every stage of the fertilizer business, from mining of raw materials to sales of fertilizer products. Bunge's fertilizer operations are primarily located in Brazil.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as shortenings and oils, margarine, mayonnaise and other products derived from refined vegetable oil. Bunge's edible oil products operations are located in Europe, the United States, Brazil and India.

        Milling products—Bunge's milling products segment includes the wheat and corn milling businesses. The wheat milling business consists of producing and selling flours. Bunge's wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge's corn milling activities are located in the United States.

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which Bunge exercises control and for which control is other than temporary. Intercompany transactions and balances are eliminated in consolidation. Bunge has no non-consolidated majority owned subsidiaries.

        Investments in 20% to 50% owned affiliates in which Bunge has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost, plus Bunge's equity in undistributed earnings or losses since acquisition. Investments in less than 20% owned affiliates are accounted for by the cost method unless such investments are marketable securities, which are carried at market value.

        Use of Estimates and Certain Concentrations of Risk—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes, impairment and restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, income tax valuation allowances and pension plan obligations. Actual amounts may vary from those estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand and global production of similar and competitive crops.

        Translation of Foreign Currency Financial Statements—The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income are translated at the weighted average exchange rates for the period. Assets and liabilities are translated at year-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

        Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than their functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gains or losses are included in Bunge's consolidated statements of income.

        Cash and Cash Equivalents—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less. At December 31, 2003, Bunge had $78 million of restricted cash representing collateral against short-term debt in Europe, which was included in cash and cash equivalents in the consolidated balance sheet.

        Inventories—Inventories in the agribusiness segment, which consist of merchandisable agricultural commodities, are stated at market value (net realizable value). The merchandisable agricultural commodities are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the market values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

        Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Bunge records interest expense attributable to readily marketable inventories based on the average interest rates incurred on the debt financing these inventories in interest expense in its consolidated statements of income.

        Inventories that are not included in the agribusiness segment are principally stated at the lower of cost or market. Cost is determined using the weighted average cost method.

        Derivatives—Bunge uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness inventories and agricultural commodities forward cash purchase and sales contracts. Exchange-traded futures and options contracts are valued at the quoted market prices. Forward purchase contracts and forward sale contracts are valued at the quoted market prices, which are based on exchange quoted prices adjusted for differences in local markets. Changes in the market value of forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash.

        In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodities products for a period that usually does not exceed three months. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. To the extent they provide effective offset, gains or losses arising from hedging transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged item are sold. Bunge expects to reclassify approximately $8 million after-tax net losses to cost of goods sold in the year ending December 31, 2004, relating to exchange-traded futures contracts cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, then the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

        Bunge also enters into derivative financial instruments, such as foreign currency forward contracts and swaps, to limit exposures to changes in foreign currency exchange rates with respect to its recorded foreign currency denominated assets and liabilities. These derivative instruments are marked-to-market, with changes in their fair value recognized as a component of foreign exchange in the consolidated statements of income. Bunge may also hedge other foreign currency exposures as deemed appropriate.

        Bunge may also use derivative instruments, such as treasury rate locks, to reduce the risk of changes in interest rates on forecasted issuance of fixed-rate debt. These hedges are designated as cash flow hedges. To the extent they provide effective offset, gains and losses arising from these derivative instruments are deferred in accumulated other comprehensive income (loss) and recognized in the consolidated statements of income over the term of the underlying debt.

        All derivative financial instruments are marked-to-market and any resulting unrealized gains and losses on such derivative contracts are recorded in other current assets or other current liabilities in Bunge's consolidated balance sheets.

        Bunge enters into derivatives that are related to its inherent business and financial exposure as a multinational agricultural commodities company.

        Recoverable Taxes—Recoverable taxes represent value-added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes Bunge may owe. Recoverable taxes are offset by allowances for uncollectible amounts if it is determined that collection is doubtful.

        Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the retirement of assets are capitalized and depreciated over the lives of the underlying assets. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit-of-production method based on proven and probable reserves (Note 6). Useful lives for property, plant and equipment are as follows:

Years
Buildings	10–50
Machinery and equipment	7–20
Furniture, fixtures and other	3–20

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates, and is depreciated over the asset's estimated useful life.

        Goodwill—Goodwill relates to the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over its estimated useful life of 40 years. Effective January 1, 2002, Bunge adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized, but rather be tested annually for impairment based upon the fair value of the reporting unit with which it resides (see Notes 7 and 8).

        Other Intangible Assets—Other intangible assets that have definite useful lives include brands and trademarks recorded at fair value at the date of acquisition. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 40 years. Other intangible assets with indefinite lives are not amortized but rather tested annually for impairment.

        Impairment of Long-Lived Assets—Bunge reviews for impairment its long-lived assets and definite lived identified intangibles whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge estimates the future cash flows expected to result from the use of the asset and from its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized; otherwise, no impairment loss is recognized. The measurement of an impairment loss to be recognized for long-lived assets and identifiable intangibles that Bunge expects to hold and use is the excess of the carrying value over the fair value of the asset.

        Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Stock-Based Compensation—Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan, which are described more fully in Note 24. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested regular restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. In accordance with APB 25, Bunge accrues costs for its restricted stock unit awards granted over the vesting or performance period, and adjusts costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards. These compensation costs are recognized in the consolidated statements of income. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. In accordance with SFAS No. 123 and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method.

        The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock—based compensation cost. The assumptions used to determine fair value are disclosed below.

	Year Ended December 31,
(US$ in millions, except per share data)
	2003	2002	2001
Net income, as reported	$411	$255	$134
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock options granted, net of related tax effects	(7)	(6)	(3)

Pro forma net income	$404	$249	$131

Earnings per common share:
Basic—as reported	$4.12	$2.66	$1.87

Basic—pro forma	$4.05	$2.60	$1.82

Diluted—as reported	$4.07	$2.64	$1.86

Diluted—pro forma	$4.00	$2.58	$1.82

        The estimated fair value of Bunge's options on the date of grant was calculated using the Black-Scholes option-pricing model. The weighted average fair value of each stock option granted during 2003, 2002 and 2001 was $9.82, $8.77 and $8.64, respectively. The following assumptions were used for the years ending December 31, 2003, 2002 and 2001:

	2003	2002	2001
Assumptions:
Expected option life (in years)	8.79	9.60	9.96
Expected dividend yield	1.57%	1.6%	.5%
Expected volatility of market price	34%	35%	28%
Risk-free interest rate	4.1%	3.8%	5.2%

        Income Taxes—Income tax expenses are recognized based on the tax jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between financial and tax reporting. Deferred tax assets are reduced by valuation allowances if it is determined that realization is doubtful.

        Revenue Recognition—Sales of agricultural commodities, fertilizers and all other products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time of the delivery of product. Net sales are gross sales less discounts related to promotional programs and sales taxes. Shipping and handling costs are included as a component of cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $8 million, $8 million and $6 million in 2003, 2002 and 2001, respectively.

        New Accounting Pronouncements—In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB, Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. Bunge has applied the EITF and the proposed FSP to its consolidated balance sheet at December 31, 2003 and has reclassified the prior period's consolidated balance sheet to conform to this presentation.

        In December 2003, FASB issued revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefit. This revision of SFAS No. 132 does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, Pension Plans and Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This statement retains the disclosure requirements of SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about plan assets, investment strategy, measurement dates, plan obligations, cash flows of defined benefit pension plans and other defined benefit postretirement plans. Also, required for interim reporting will be the components of periodic benefit cost recognized during the interim period. Bunge has complied with the disclosure requirements of the revised SFAS No. 132.

        In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and codified certain FASB Staff Positions (FSPs) previously issued for FIN 46 in FASB Interpretation No. 46, Revised (FIN 46R). FIN 46 as originally issued and as revised by FIN46R, establishes consolidation criteria for entities for which control is not easily discernable under ARB 51. The adoption of FIN 46 and FIN 46R in 2003 did not have a material impact on Bunge's accounting for its accounts receivable securitization and its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument which is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to certain other instruments that existed prior to May 31, 2003 as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on Bunge's consolidated financial statements.

        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for provisions related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 did not have a material impact on Bunge's consolidated financial statements.

        Reclassifications—Certain reclassifications were made to the prior years consolidated financial statements to conform to the current year's presentation. Certain of these reclassifications relate to the sale of the U.S. bakery business, which has been presented as a discontinued operation for all periods presented.

        In addition, Bunge reclassified interest income on advances to suppliers, which primarily include farmers, previously recorded in interest income in non-operating income (expense)—net, to a component of gross profit in Bunge's consolidated statements of income to reflect the operational nature of this item. All prior periods presented have been reclassified to reflect these changes and to conform to the current years' presentation.

2.    Business Combinations and Alliances

        Acquisition of Cereol S.A.—In the fourth quarter of 2002, Bunge acquired 97.38% of the shares of Cereol S.A. (Cereol) for $787 million in cash (net of cash acquired of $90 million). In April 2003, Bunge acquired the remaining 2.62% of the shares of Cereol for $23 million in cash. As a result, Bunge owns 100% of Cereol's capital and voting rights. Cereol was engaged in the processing of oilseeds and the production of edible oils in Europe and North America. Cereol's results of operations have been included in the consolidated financial statements of Bunge since October 1, 2002. Bunge financed the Cereol acquisition with available cash and borrowings.

        The acquisition was accounted for using the purchase method under SFAS No. 141, Business Combinations. The cost to acquire Cereol has been allocated to the assets acquired and liabilities assumed, according to estimated fair values.

        The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the Cereol acquisition.

(US$ in millions)
Calculation of purchase price:
Cash paid	$900
Current liabilities assumed	835
Other non-current liabilities assumed	472

Total	$2,207

Allocation of purchase price:
Current assets	$948
Property, plant and equipment	363
Investment in Lesieur	200
Net assets contributed to Solae	520
Intangible assets—trademarks	53
Other non-current assets	149
Minority interest	(26)

Total	$2,207

        In connection with the Cereol acquisition, Bunge has accrued termination benefits and facility related realignment obligations as part of its integration plan (the "Plan"). The Plan is designed to streamline personnel and realign facilities acquired from Cereol. These obligations, which totaled $35 million, have been accrued as part of the purchase price and are included in other current liabilities on the consolidated balance sheet at December 31, 2003. Bunge's integration process and the Plan regarding this acquisition, which included an evaluation of these issues was finalized in 2003. Of the obligations accrued, $29 million relate to employee termination and $6 million relate to facility realignment. The following table summarizes activity related to the Plan:

(US$ in millions)	Employee Termination Obligations	Facility Realignment Obligations	Total
Accrued in purchase price	$29	$6	$35
Amount paid	(9)	(2)	(11)

Balance at December 31, 2003	$20	$4	$24

        Payments related to employee termination and facility realignment obligations are expected to be substantially completed in 2004. The Plan is expected to be funded by cash flows from operations. No significant unresolved issues exist related to the Plan. Any adjustments to the Plan will be reported as an adjustment to net income.

        Brazilian Restructuring—In February 2002, Bunge restructured its major Brazilian subsidiaries. The restructuring involved the exchange of all of the shares of Bunge Fertilizantes S.A., Bunge's fertilizer operations, and Bunge Alimentos S.A., Bunge's agribusiness and food products operations, for shares of Serrana S.A., which was renamed Bunge Brasil S.A. Pursuant to Brazilian securities laws, the three restructured subsidiaries offered withdrawal rights to their minority shareholders. These withdrawal rights required Bunge's subsidiaries to buy back and cancel shares from minority shareholders. Bunge has accounted for the restructuring as an acquisition of minority interest. The fair value of the consideration given, including the cash paid on the exercise of the withdrawal rights of $105 million, was $275 million. As a result of the restructuring, Bunge increased its indirect interest in Bunge Alimentos S.A. and Bunge Fertilizantes S.A. to 83%. As a result of the share exchange described above, Bunge has increased its basis in minority interest by $103 million.

        Bunge allocated $108 million of the excess of the fair value over the historical book value to goodwill in the amount of $53 million, which was assigned to the agribusiness segment and the remaining $55 million to the following assets and segments.

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Total
Property plant and equipment	$—	$28	$2	$5	$—	$35
Trademarks/brands	—	—	11	4	—	15
Licenses	2	—	1	—	2	5

Total	$2	$28	$14	$9	$2	$55

        In October 2003, Bunge's Brazilian fertilizer subsidiary, Bunge Fertilizantes S.A., acquired additional shares of approximately 11% of the total outstanding shares of Fertilizantes Fosfatados S.A. (Fosfertil). The total purchase price paid for these shares was $84 million in cash. As a result of this acquisition, Bunge Fertilizantes now directly owns 11% of the voting shares and over 12% of the outstanding shares in Fosfertil. This acquisition is in addition to the indirect majority ownership interest in Fosfertil that Bunge has through its majority-owned consolidated subsidiary, Fertifós Administração e Participação S.A. (Fertifos), which owns 56% of the outstanding shares of Fosfertil. Bunge preliminarily allocated $62 million of the excess of the fair value over the historical book value to mining properties based on estimated fair values (see Note 6).

        The following unaudited pro forma summary financial information sets forth Bunge's results of operations as if the above listed acquisitions had been consummated as of January 1, 2002. The pro forma results include interest expense on debt incurred to finance the Cereol and Fosfertil acquisitions.

	Year Ended December 31,
(US$ in millions, except per share data)
	2003	2002
Net sales	$22,165	$17,238

Income before cumulative effect of change in accounting principles	$413	$318
Cumulative effect of change in accounting principles, net of tax	—	(23)

Net income	$413	$295

Earnings per common share—basic:
Income before cumulative effect of change in accounting principles	$4.14	$3.32
Cumulative effect of change in accounting principles, net of tax	—	(.24)

Net income	$4.14	$3.08

        Saipol Joint Venture—In November 2002, Bunge announced its agreement to sell Lesieur, a French producer of branded bottled vegetable oils, to Saipol, an oilseed processing joint venture between Cereol and Sofiproteol (the financial arm of the French oilseed farmer's association). In July 2003, Bunge completed the sale of Lesieur and received in cash $240 million for the sale, which included repayment of Lesieur intercompany debt of $72 million owed to Cereol at closing and a note receivable from Saipol of $31 million. The note receivable matures in July 2009 with interest payable annually at a rate of 5.55%. Bunge did not recognize a gain or loss on this transaction. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method.

        Bunge recorded the assets and liabilities of Lesieur in the amount of $367 million and $207 million, respectively, as investment held for sale and were included in other current assets and other current liabilities in the consolidated balance sheet at December 31, 2002. For the six months ended June 30, 2003 and the year ended December 31, 2002, Lesieur was consolidated and included in income from continuing operations in the consolidated statements of income. Bunge will retain an interest in this entity and have continued involvement in the joint venture operations.

        DuPont Alliance—In January 2003, Bunge announced its agreement to form an alliance with E.I. duPont de Nemours and Company (DuPont) to expand its agribusiness and soy ingredients businesses. The alliance consists of three components: a joint venture (The Solae Company, or Solae) for the production and distribution of specialty food ingredients, such as soy protein products and lecithins; a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and an alliance to develop a broader offering of services and products to farmers.

        In April 2003, Bunge and DuPont signed definitive agreements and formed Solae, a soy ingredients joint venture, with DuPont contributing its Protein Technologies food ingredients business and Bunge contributing its North American and European ingredients operations. In exchange, Bunge received a 28% interest in Solae based on the fair value of its contribution. As a result of this transaction, Bunge has recorded a long-term investment in Solae in its consolidated balance sheet. The carrying value of net assets contributed, which also equals fair value, was $520 million. Bunge did not recognize any gain or loss on this transaction. Bunge accounts for this investment under the equity method.

        In May 2003, Bunge sold its Brazilian soy ingredients operations to Solae for $251 million in cash, net of expenses of $5 million. Consequently, Bunge recognized a non-taxable gain on sale of $111 million in the second quarter of 2003 that was included in net income. Bunge did not recognize any additional ownership percentage in Solae as a result of this sale.

        Other business acquisitions—In 2003, Bunge completed certain smaller acquisitions in India and Eastern Europe having an aggregate purchase price of approximately $37 million, the most significant of which was for 100% of Hindustan Lever's edible oils business in India for $21 million. As a result of these acquisitions, Bunge recognized intangible assets of $18 million and goodwill of $17 million. In addition, Bunge completed the allocation of a 2002 acquisition, which generated goodwill of $15 million.

3.    Discontinued Operations

        On December 31, 2003, Bunge sold its U.S. bakery business to a third party. The sale includes the facilities that manufactured, marketed and sold dry mixes, frozen bakery products, syrups and toppings that were historically reported in the milling and baking products segment until its sale. The proceeds from the sale were $82 million, net of expenses. The divestiture resulted in a gain to Bunge of $2 million, net of tax expense of $1 million, which has been reported as discontinued operations in the consolidated statements of income. In addition, in 2003, discontinued operations in the consolidated statements of income included an environmental expense of $3 million, net of tax benefit of $3 million, related to discontinued operations Bunge sold in 1995.

        In March 2001, Bunge committed to a divestiture plan and sold its Brazilian baked goods business, Plus Vita S.A., to a third party. The proceeds from the sale were $59 million, net of expenses. The divestiture resulted in a gain to Bunge of $3 million. Accordingly, the operating results for the disposed businesses have been reported as discontinued operations for 2001. The following table summarizes the financial information related to the discontinued operations discussed above.

	Year Ended December 31,
(US$ in millions)
	2003	2002	2001
Net sales	$180	$192	$193
(Loss) income before income taxes	$(15)	$3	$—

4.    Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)
	2003	2002
Agribusiness—Readily marketable inventories at market value(1)	$1,868	$1,517
Fertilizer	316	214
Edible oils	308	346
Milling	68	89
Other(2)	307	241

Total	$2,867	$2,407

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Agribusiness inventories carried at lower of cost or market.

5.    Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)
	2003	2002
Prepaid commodity purchase contracts	$247	$173
Secured advances to suppliers	280	205
Unrealized gain on derivative contracts	418	162
Assets of investment held for sale (Note 2)	—	367
Recoverable taxes	70	79
Marketable securities	13	12
Other	446	319

Total	$1,474	$1,317

        Prepaid commodity purchase contracts—Prepaid commodity purchase contracts represent payments to producers in advance of delivery of the underlying commodities. Prepaid commodity purchase contracts are recorded at market.

        Secured advances to suppliers—Bunge provides cash advances to suppliers, which primarily include farmers, of soybeans to finance a portion of the suppliers' production cost. The advances are generally collateralized by physical assets of the supplier, carry a market interest rate and are repaid through the delivery of soybeans. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances. In addition to the current secured advances, Bunge has non-current secured advances to suppliers in the amount of $72 million and $28 million at December 31, 2003 and 2002, respectively. The allowances for uncollectible advances totaled $19 million and $18 million at December 31, 2003 and 2002.

        Marketable securities—These securities are classified as trading securities and recorded at fair value based on quoted market prices. The related gains or losses are recognized in other income in the consolidated statements of income.

6.    Property, Plant and Equipment, Net

        Property, plant and equipment consists of the following:

	December 31,
(US$ in millions)
	2003	2002
Land	$114	$86
Mining properties	216	96
Buildings	936	819
Machinery and equipment	1,998	1,992
Furniture, fixtures and other	158	114

	3,422	3,107
Less accumulated depreciation and depletion	(1,556)	(1,237)
Plus construction in process	224	186

Total	$2,090	$2,056

        Bunge capitalized interest on construction in progress in the amount of $8 million, $6 million and $15 million in 2003, 2002 and 2001, respectively. The useful lives of Bunge's mines, relating to the reserve depletion, range from 18 to 58 years. Depreciation and depletion expense was $181 million, $166 million and $160 million in 2003, 2002 and 2001, respectively.

7.    Change in Accounting Principles

        Effective January 1, 2002, Bunge adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and changes the accounting for goodwill and other intangible assets with indefinite lives acquired individually or with a group of other assets, and those acquired in a business combination, by eliminating prospectively the amortization of all existing and newly acquired goodwill and other intangible assets with indefinite lives. SFAS No. 142 requires goodwill and other intangible assets to be tested at least annually for impairment. Separable other intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 142 also requires that companies complete a transitional goodwill impairment test within six months from the date of adoption.

        In accordance with the transitional guidance and the adoption of SFAS No. 142, Bunge completed a transitional impairment test computed based on a discounted cash flow and recorded a charge of $14 million, net of tax of $1 million as of January 1, 2002 for goodwill impairment losses. This impairment was related mainly to goodwill in the bakery mixes business line of its wheat milling and bakery products segment. The goodwill impairment losses are recorded as a cumulative effect of a change in accounting principle in Bunge's consolidated statement of income for the year ended December 31, 2002. Bunge's other intangible assets were not affected by the adoption of SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible assets and the associated asset retirement costs. SFAS No. 143 provisions apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires the recording of a liability for an asset retirement obligation in the period in which the liability is incurred. The initial measurement is based upon the present value of estimated third party costs and a related long-lived asset retirement cost capitalized as part of the asset's carrying value and allocated to expense over the asset's useful life. Bunge has adopted the provisions of SFAS No. 143 effective January 1, 2002. As a result of the early adoption of SFAS No. 143, Bunge recorded a $9 million charge, net of tax of $5 million, as a cumulative effect of a change in accounting principle relating to its mining properties assigned to the fertilizer segment and certain of its edible oil refining facilities assigned to the edible oil segment.

        Set forth below is Bunge's adjusted net income and earnings per share had Bunge excluded goodwill amortization in accordance with SFAS No. 142 and included asset retirement charges in accordance with SFAS No. 143 for the year ended December 31, 2001. No goodwill amortization was recorded for the year ended December 31, 2002. As the effects of these adoptions were reflected in Bunge's consolidated statements of income for the years ended December 31, 2003 and 2002, no adjustments to net income and earnings per share is shown for these years in the table below.

(US$ in millions, except per share data)	Year Ended December 31, 2001
Reported income before cumulative effect of change in accounting principles	$127
Add back goodwill amortization	6
Less asset retirement adjustment	(2)

Adjusted income before cumulative effect of change in accounting principles	$131

Reported net income	$134
Add back goodwill amortization	16
Less asset retirement adjustment	(12)

Adjusted net income	$138

Earning per common share—basic:
Income before cumulative effect of change in accounting principles	$1.77
Add back goodwill amortization	.08
Less asset retirement adjustment	(.03)

Adjusted income before cumulative effect of change in accounting principles	$1.82

Reported net income	$1.87
Add back goodwill amortization	.08
Less asset retirement adjustment	(.03)

Adjusted net income	$1.92

Earning per common share—diluted:
Income before cumulative effect of change in accounting principles	$1.76
Add back goodwill amortization	.08
Less asset retirement adjustment	(.03)

Adjusted income before cumulative effect of change in accounting principles	$1.81

Reported net income	$1.86
Add back goodwill amortization	.08
Less asset retirement adjustment	(.03)

Adjusted net income	$1.91

        Had the provisions of SFAS No. 143 been applied for all periods presented, the asset retirement obligation at January 1, 2001 and December 31, 2001 would have been $20 million and $22 million, respectively (see Note 12).

        Effective January 1, 2001, Bunge adopted SFAS No. 133, Accounting for Derivative Investments and Hedging Activities. As a result of this adoption, in 2001, Bunge recorded income of $7 million, net of expenses of $4 million, as a cumulative effect of a change in accounting principle for the fair value of previously unrecognized derivative instruments.

8.    Goodwill

        In the fourth quarter of 2003, Bunge performed its annual impairment test and recorded a pretax goodwill impairment charge of $16 million relating to its Austrian oilseed processing operations. The write down resulted from a weak operating environment in this region causing the fair value of the reporting unit to be lower than its carrying value. No other impairment charges resulted from the required impairment evaluations on the rest of Bunge's reporting units. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows and other factors are made to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges.

        Subsequent to the initial adoption of SFAS No. 142, in the fourth quarter of 2002, Bunge recorded an additional goodwill impairment charge of $4 million in cost of goods sold in the consolidated statements of income. The impairment charge was based on the discounted cash flow and related reduction in value, which resulted from the loss of a customer in the bakery mixes business line of its milling products segment. As result of the 2003 sale of the U.S. bakery business (see Note 3), this amount was reclassified to discontinued operations to conform to the 2003 presentation.

        The changes in the carrying amount of goodwill by segment at December 31, 2003 and 2002 are as follows.

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Unallocated	Total
Balance, January 1, 2002	$123	$—	$40	$—	$163
Goodwill acquired (Note 2)	53	—	—	—	53
Foreign exchange translation	(47)	—	—	—	(47)
Impairment losses	—	—	(4)	—	(4)
Acquisition purchase price	—	—	—	89	89
Cumulative effect of change in accounting principle	—	—	(15)	—	(15)

Balance, December 31, 2002	129	—	21	89	239
Goodwill acquired (Note 2)	24	5	3	—	32
Foreign exchange translation	14	—	—	—	14
Impairment losses	(16)	—	—	—	(16)
Sale of bakery business (Note 3)	—	—	(19)	—	(19)
Tax benefit on goodwill amortization(1)	(13)	—	—	—	(13)
Allocated acquisition purchase price(2)	—	—	—	(89)	(89)

Balance, December 31, 2003	$138	$5	$5	$—	$148

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(2)
Bunge assigned $89 million of the Cereol acquisition purchase price to the Lesieur and the ingredients assets.

9.    Other Intangible Assets

        Bunge's other intangible assets consist of trademarks/brands, licenses, software technology and unamortized prior service costs relating to Bunge's employee defined benefit plans (see Note 18). The aggregate amortization expense for other intangible assets was $3 million and $2 million for the year ended December 31, 2003 and 2002, respectively. The annual estimated amortization and depletion expense for 2004 to 2008 is approximately $11 million per year.

        Intangible assets consist of the following:

	December 31,
(US$ in millions)
	2003	2002
Trademarks/brands-finite lived	$40	$5
Licenses	9	7
Other	5	3

	54	15
Less accumulated amortization:
Trademarks	(1)	—
Licenses	(2)	(1)
Other	(4)	(2)

	(7)	(3)
Trademarks/brands-indefinite lived	34	—
Unamortized prior service costs of defined benefit plans (Note 18)	11	3

Intangible assets, net of accumulated amortization	$92	$15

        As a result of the Cereol acquisition, in 2003, Bunge assigned to its edible oil products segment $53 million of intangible assets attributable to product trademarks/brands in Eastern Europe. Of this amount, approximately $34 million of these trademarks/brands have an average finite life of 30 years and the remainder of $19 million have an indefinite life, which is not subject to amortization. In addition, as a result of certain other 2003 acquisitions Bunge recognized indefinite lived intangible assets of $15 million.

10.    Investments in Affiliates

        Bunge has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is Solae of which Bunge owns 28% (see Note 2). Solae is organized as a U.S. limited liability company that has elected to be taxed as a partnership. As a result, the parent companies are responsible for U.S. income taxes applicable to their share of Solae's U.S. taxable income. Therefore, net income for Solae does not reflect any provision for income taxes that would be incurred by its parents. Bunge's other investments in affiliates include Saipol, Terminal 6 and Terminal 6 Industrial, in which it owns 33%, 40% and 50%, respectively.

        Summarized unaudited combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2003 follows:

(US$ in millions)
Amounts recorded by Bunge:
Investments(1)	$537
Equity income	16
Combined results of operations:
Revenues	$2,070
Income before income tax and minority interest	60
Net income	58
Combined financial position:
Current assets	$767
Non-current assets	2,050

Total assets	$2,817

Current liabilities	$472
Non-current liabilities	569
Stockholders' equity	1,776

Total liabilities and stockholders' equity	$2,817

(1)
At December 31, 2003, Bunge's investment exceeded its underlying equity in the net assets of Solae by $16 million. Straight-line amortization of this excess against equity income amounted to $3 million in 2003. Amortization of the excess has been attributed to intangible assets of Solae, which are being amortized over five years.

11.    Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)
	2003	2002
Accrued liabilities	$608	$456
Unrealized loss on derivative contracts	336	138
Advances on sales	146	89
Liabilities of investment held for sale (Note 2)	—	207
Other	110	83

Total	$1,200	$973

12.    Asset Retirement Obligations

        Effective January 1, 2002, Bunge adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). As a result of the adoption, Bunge recorded a $9 million charge, net of tax of $5 million, as a cumulative effect of a change in accounting principle relating to its mining assets assigned to the fertilizer segment and certain of its edible oil refining facilities assigned to the edible oil segment.

        The carrying amount of the asset retirement obligation was $25 million and $24 million at December 31, 2003 and 2002, respectively. There were no significant changes in the components of the liability between the adoption date and December 31, 2003 and 2002.

13.    Income Taxes

        Bunge has elected to use the U.S. income tax rates to reconcile the actual provision for income taxes with the income tax provision computed by applying the U.S. statutory rates. The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)
	2003	2002	2001
Current:
United States	$(7)	$13	$(18)
Non-United States	(211)	(121)	(61)

	(218)	(108)	(79)
Deferred:
United States	20	1	6
Non-United States	(3)	3	5

	17	4	11

Total	$(201)	$(104)	$(68)

        Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	Year Ended December 31,
(US$ in millions)
	2003	2002	2001
Income from continuing operations before income tax and minority interests	$723	$481	$264
Income tax rate	35%	35%	35%

Income tax expense at the statutory rate	(253)	(168)	(92)
Adjustments to derive effective rate:
Miscellaneous nondeductible items	—	1	(14)
Other items:
Change in valuation allowance	16	(33)	17
Effect of tax free gain on sale of soy ingredients business	39	—	—
Adjustment resulting from the finalization of prior years' tax returns	3	20	(3)
Foreign exchange (expense) benefit	(40)	86	15
Earnings of subsidiaries taxed at different statutory rates	45	(16)	(2)
Earnings on U.S. export incentive	16	9	10
Basis difference in determining foreign taxable income	(23)	—	—
Other	(4)	(3)	1

Income tax expense	$(201)	$(104)	$(68)

        In 2003, the sale of Bunge's Brazilian soy ingredients business to Solae for a gain of $111 million did not result in taxable income and therefore no income tax was provisioned. However, Bunge has recorded a net tax expense of $23 million relating to new tax laws in South America.

        Bunge has obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. Foreign Sales Corporation (FSC) through 2001. Beginning in 2002, due to the repeal of the FSC, Bunge was required to use the tax provisions of the Extraterritorial Income (ETI) exclusion, which was substantially similar to the FSC. The U.S. Congress is currently considering legislation to repeal the ETI and propose a new tax incentive for certain domestic manufacturers. Bunge will continue to monitor the new legislation and determine its effects as the legislation continues to develop.

        In 2003, the Argentine government enacted a new tax law affecting exporters of certain products, including grains and oilseeds. The law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The Argentine government has not yet issued interpretive regulations regarding the application and scope of this law. Bunge will continue to monitor developments with respect to this legislation and any effect this may have on its consolidated financial statements.

        During 2002, a U.S.-based wholly owned subsidiary of Bunge recognized a $20 million tax credit relating to a re-determination of tax benefits on U.S. export sales for prior years. The amount is included above in adjustments from the finalization of prior years' tax returns.

        Certain Bunge subsidiaries had undistributed earnings amounting to approximately $519 million and $474 million at December 31, 2003 and 2002. These are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings. Deferred taxes are provided for subsidiaries having undistributed earnings not considered to be permanently invested.

The primary components of the deferred tax assets and liabilities and the related valuation allowance are as follows:

	December 31,
(US$ in millions)
	2003	2002
Deferred income tax assets:
Net operating loss carry-forwards	$369	$310
Excess of tax basis over financial statement basis of property, plant and equipment	58	14
Accrued retirement costs (pension and post-retirement cost) and other accrued employee compensation	18	39
Other accruals and reserves not currently deductible for tax purposes	212	122
Other	39	12

Total deferred tax assets	696	497
Less valuation allowance	(91)	(91)

Net deferred tax assets	605	406

Deferred tax liabilities:
Excess of financial statement basis over tax basis of property, plant and equipment	344	189
Undistributed earnings of affiliates	125	129
Other	58	49

Total deferred tax liabilities	527	367

Net deferred tax assets	$78	$39

        At December 31, 2003, Bunge's gross tax loss carry-forwards totaled $1,079 million, of which $389 million have no expiration. However, applicable income tax regulations limit some of these tax losses available for offset of future taxable income to 30% of annual pre-tax income. The remaining tax loss carry-forwards expire at various periods beginning in 2004 through the year 2021.

        Bunge continually reviews the adequacy of its valuation allowance and recognizes tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The majority of the valuation allowances relates to net operating loss carry-forwards in certain of its foreign subsidiaries where there is an uncertainty regarding their realizability and will more likely than not expire unused. In 2003, Bunge decreased its valuation allowance by $16 million resulting from the utilization of net operating loss carry-forwards by its Brazilian and Argentine subsidiaries. Bunge was able to recognize these net operating carry-forwards because of increased statutory taxable income of these subsidiaries caused by effects of the real and peso appreciation and a change in Argentine tax law. In addition, in 2003 Bunge increased its valuation allowance in connection with the completion of the Cereol purchase price allocation.

        In 2003, 2002 and 2001, Bunge paid income taxes, net of refunds, of $112 million, $14 million and $16 million, respectively.

14.    Financial Instruments

        Bunge uses various financial instruments in its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short-term and long-term debt to fund operating requirements and derivative financial instruments to manage its foreign exchange and commodity price risk exposures. The counter parties to these debt financial instruments are primarily major financial institutions and Banco Nacional de Desenvolvimento Econômico e Social ("BNDES") of the Brazilian government, or in the case of commodity futures and options, a commodity exchange. Cash and cash equivalents, trade accounts receivable and accounts payables, marketable securities, short-term debt and all derivative instruments are carried at fair value. The fair values of all of Bunge's derivative instruments are based on quoted market prices and rates and are reflected as mark-to-market adjustments to the carrying value in the consolidated financial statements.

        Fair Value of Financial Instruments—The carrying amounts and fair values of financial instruments were as follows:

	December 31,
	2003		2002
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$13	$13	$12	$12
Long-term debt, including current portion	2,505	2,746	2,153	2,221

        Cash and cash equivalents, trade accounts receivable, accounts payable and short term debt—The carrying value approximates the fair value because of the short-term maturity of these instruments. All investment instruments with a maturity of three months or less are considered cash equivalents.

        Marketable securities—The fair value was determined based on quoted market prices.

        Long-term debt—The fair value of long-term debt was calculated based on interest rates currently available to Bunge for similar borrowings.

        In 2003, Bunge reclassified from other comprehensive income (loss) to interest expense in the consolidated statement of income approximately $2 million and expects to reclassify approximately $2 million in 2004, relating to the amortization of treasury rate lock contracts. In the second and third quarters of 2002, Bunge entered into treasury rate lock contracts with notional values of $200 million at a 10-year forward treasury yield of 4.99%, $60 million at 5-year forward treasury yield of 3.13%, $40 million at a 10-year forward treasury yield of 4.07% and $300 million at a 10-year forward treasury yield of 4.14%, to hedge some of the interest rate variability risk associated with changes in the U.S. Treasury rate. Bunge accounted for these derivative contracts as cash flow hedges of forecasted issuances of debt that were completed in 2002. These hedges were terminated upon issuance of the related debt. At December 31, 2002, Bunge recorded a loss of approximately $22 million relating to these derivative contracts, in accumulated other comprehensive income (loss), which will be reclassified to income over the term of the debt incurred. In addition, Bunge reclassified approximately $5 million relating to these derivative contracts, from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of income for the year ended December 31, 2002. Since Bunge did not issue as much debt as was originally forecast, a portion of the loss on the treasury locks was immediately reclassified from accumulated other comprehensive income (loss) to income. The amount remaining in accumulated other comprehensive income (loss) is commensurate with the actual debt issued.

15.    Short-Term Debt and Credit Facilities

        Short-term borrowings consist of the following:

	December 31,
(US$ in millions)
	2003	2002
Commercial paper with an average interest rate of 1.14% at December 31, 2003	$426	$555
Lines of credit:
Unsecured variable interest rates from 1.38% to 8.00%	460	684
Other	3	11

Total short-term debt	$889	$1,250

        Bunge's short-term borrowings, predominantly held with commercial banks, are primarily used to fund readily marketable inventories and other working capital requirements. The weighted average interest rate on short-term borrowings at December 31, 2003 and 2002 was 2.36% and 2.46%, respectively.

        In connection with the financing of readily marketable inventories, Bunge recorded interest expense on debt financing readily marketable inventories of $28 million, $31 million and $38 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003, Bunge had a $600 million commercial paper program facility to fund working capital requirements. At December 31, 2003, Bunge had approximately $380 million of unused and available borrowing capacity under its commercial paper program facility and other committed short-term lines of credit with a number of lending institutions.

16.    Long-Term Debt

        Long-term obligations are summarized below:

	December 31,
(US$ in millions)
	2003	2002
Payable in U.S. Dollars:
Senior notes, fixed interest rates of 4.38% to 7.80%, maturing 2007 through 2013	$1,486	$686
Convertible notes, fixed interest rate of 3.75%, maturing 2022	250	250
Senior notes, fixed interest rates from 7.23% to 7.94%, maturing through 2021	136	158
Trust certificates, fixed interest rates of 8.61%, payable 2005	18	125
Note collateralized by future export commodity contracts, fixed interest rate of 8.09%, payable through 2006	54	72
Other notes payable, fixed interest rates from 5.42% to 7.96%, payable through 2008	76	21
Long-term debt, variable interest rates indexed to LIBOR(1) plus 1.00% to 4.50%, payable through 2009	302	353
Other	5	139
Payable in Brazilian Reais:
BNDES(2) loans, variable interest rate indexed to IGPM(3) plus 6.5%, payable through 2008	152	142
Other	24	24
Payable in Euros and Other Currencies:
Senior notes, fixed interest rate of 8.70%, maturing 2005	—	171
Other	2	12

	2,505	2,153
Less: Installments due within one year	128	249

Total long-term debt	$2,377	$1,904

(1)
LIBOR as of December 31, 2003 and 2002 was 1.16% and 1.38%, respectively.

(2)
BNDES loans are Brazilian government industrial development loans.

(3)
IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2003 and 2002 was 8.71% and 25.31%, respectively.

        In December 2003, Bunge completed an offering of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 4.375% per year that mature in December 2008. The notes were issued by Bunge's wholly owned finance subsidiary Bunge Limited Finance Corp. and fully and unconditionally guaranteed by Bunge. Interest is payable semi-annually in arrears in June and December of each year, commencing in June 2004. Bunge used the net proceeds of this offering of approximately $497 million to repay outstanding indebtedness.

        In May 2003, Bunge completed an offering of $300 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.875% per year that mature in May 2013. The notes were issued by Bunge's wholly owned finance subsidiary Bunge Limited Finance Corp. and fully and unconditionally guaranteed by Bunge. Interest is payable semi-annually in arrears in May and November of each year, commencing in November 2003. Bunge used the net proceeds of this offering of approximately $296 million to reduce short-term borrowings and to repay the current portion of long-term debt coming due.

        In 2002, Bunge completed an offering of $250 million aggregate principal amount of unsecured convertible notes bearing interest at a rate of 3.75% per year that mature in November 2022 (the "Notes"). The Notes were issued by Bunge's wholly owned subsidiary Bunge Limited Finance Corp. and guaranteed by Bunge. The convertible notes are convertible at the option of the holder into common shares of Bunge at an initial conversion rate of 31.1137 common shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $32.1402 per share. Bunge may redeem for cash all or a portion of these Notes at any time on or after November 22, 2005 at specified redemption prices, plus accrued and unpaid interest up to the redemption date. The holders of the convertible notes have the right to require Bunge to purchase all or a portion of the Notes on November 15, 2007, November 15, 2012 and November 15, 2017 at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest up to the purchase date. Bunge has the option to pay the purchase price in cash, common shares or a combination of both. In addition, the holders of the convertible notes will have the option to require Bunge to purchase for cash all or a portion of the Notes not previously redeemed upon a specified change of control on or before November 15, 2007 at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued interest. The convertible notes are not subject to any sinking fund requirements.

        At December 31, 2003, Bunge had approximately $520 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Bunge has issued parent level guarantees for the repayment of certain of its U.S senior debt and committed credit facilities with a carrying amount of $2,257 million at December 31, 2003. All outstanding debt related to these guarantees is included in the consolidated balance sheet at December 31, 2003. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other Bunge subsidiary to transfer funds to Bunge.

        Certain land, property, equipment, investments in consolidated subsidiaries and export commodity contracts, having a net carrying value of approximately $631 million at December 31, 2003 have been mortgaged or otherwise collateralized against long-term debt of $308 million at December 31, 2003.

        Principal maturities of long-term debt at December 31, 2003 are as follows:

(US$ in millions)
2004	$128
2005	375
2006	159
2007	131
2008	511
Later years	1,201

Total	$2,505

        Bunge's indentures, credit facilities other long-term debt agreements and commercial paper program contain various restrictive covenants which require the satisfaction of certain financial covenants related to minimum net worth and working capital and a maximum long-term debt to net worth ratio. Bunge was in compliance with these covenants at December 31, 2003.

        In 2003, 2002 and 2001, Bunge paid interest, net of interest capitalized, of $152 million, $134 million and $228 million, respectively.

17.    Accounts Receivable Securitization

        During 2002, Bunge established, through its wholly-owned U.S. operating subsidiary, a receivables securitization facility. In addition, through the acquisition of Cereol, Bunge assumed a second receivables securitization facility. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests ("undivided interests") in designated pools of accounts receivable without recourse up to a maximum amount of $146 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The facilities expire in 2005 and 2007 and the effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

        In 2003 and 2002, the outstanding undivided interests averaged $125 million and $123 million, respectively. Bunge retains collection and administrative responsibilities for the receivables in the pools. Bunge recognized $3 million and $1 million in related expenses for the years ended December 31, 2003 and 2002, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statement of income.

        In addition, Bunge retains interests in the pools of receivables not sold. Due to the short-term nature of the receivables, Bunge's retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge's consolidated balance sheets since collections of all pooled receivables are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2003 and 2002 were net of $125 million and $138 million, respectively, representing the outstanding undivided interests in pooled receivables.

18.    Employee Benefit Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian and European based subsidiaries of Bunge sponsor noncontributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service.

        The funding policies for the defined benefit pension plans are determined in accordance with statutory funding requirements. The U.S. funding policy requires at least those amounts required by the Employee Retirement Income Security Act of 1974 and no more than those amounts permitted by the Internal Revenue Code. Assets of the plans consist primarily of fixed income and equity investments.

        Postretirement Healthcare Benefit Plans—Certain U.S. based subsidiaries of Bunge have benefit plans to provide certain healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans.

        In 2003, Bunge recognized $26 million in pretax curtailment gains for the defined benefit pension and postretirement healthcare plans, of which $2 million was recognized in discontinued operations resulting from the sale of the U.S. bakery business. These gains largely resulted from a reduction in pension and postretirement healthcare benefit liabilities relating to the transfer of employees to Solae, Bunge's joint venture and a reduction of postretirement healthcare benefits of U.S. employees.

        Effective January 1, 2004, the defined benefit pension plans for all non-union U.S. employees were merged into one plan. In addition, certain postretirement healthcare benefits plans were amended, which reduced Bunge's liability related to future retirees. These changes are reflected in the benefit obligations as of December 31, 2003.

        The following table sets forth in aggregate a reconciliation of the changes in the plans' benefit obligations, assets and funded status at December 31, 2003 and 2002 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. The projected benefit obligation related principally to U.S. plans and therefore Bunge has aggregated U.S. and foreign plans for the following disclosures. A measurement date of September 30, 2003 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)
	2003	2002	2003	2002
Change in benefit obligations:
Benefit obligation as of beginning of year	$269	$118	$42	$20
Service cost	8	5	1	1
Interest cost	16	11	2	2
Actuarial losses, net	40	10	3	1
Acquisition and purchase accounting adjustments	(9)	136	(3)	20
Plan amendments	9	1	—	—
Curtailment (gains)	(10)	—	(16)	—
Benefits paid	(12)	(7)	(2)	(1)
Impact of foreign exchange rates	7	(5)	—	(1)

Benefit obligation as of end of year	$318	$269	$27	$42

Change in plan assets:
Fair value of plan assets as of beginning of year	$183	$98	$—	$—
Actual return on plan assets	27	(3)	—	—
Acquisition	—	94	—	—
Employer contributions	6	4	2	1
Benefits paid	(12)	(7)	(2)	(1)
Impact of foreign exchange rates	1	(3)	—	—

Fair value of plan assets as of end of year	$205	$183	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(113)	$(86)	$(26)	$(42)
Unrecognized prior service cost	12	5	—	(3)
Unrecognized net actuarial losses (gains)	65	34	1	(1)
Unrecognized net transition asset	(2)	(2)	—	—

Net liability recognized in the balance sheet	$(38)	$(49)	$(25)	$(46)

Amounts recognized in the balance sheet consist of:
Prepaid benefit costs	$10	$1	$—	$—
Accrued benefit cost	(92)	(69)	(25)	(46)
Intangible asset	11	3	—	—
Accumulated other comprehensive income	33	16	—	—

Net liability recognized	$(38)	$(49)	$(25)	$(46)

        Bunge has aggregated certain pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2003, the $318 million projected benefit obligation includes plans with projected benefit obligations of $305 million, which was in excess of the fair value of related plan assets of $188 million. At December 31, 2002, the $269 million projected benefit obligation includes plans with projected benefit obligations of $255 million, which were in excess of the fair value of related plan assets of $167 million.

        The accumulated benefit obligation for the defined benefit pension plans was $291 and $221 at December 31, 2003 and 2002, respectively.

        The following table summarizes information relating to aggregated pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31,
	2003	2002
Projected benefit obligation	$304	$255
Accumulated benefit obligation	277	159
Fair value of plan assets	188	102

        The components of net periodic costs are as follows:

				Postretirement Benefits Year Ended December 31,
	Pension Benefits Year Ended December 31,
(US$ in millions)
	2003	2002	2001	2003	2002	2001
Service cost	$8	$5	$4	$1	$1	$—
Interest cost	16	11	8	2	2	2
Expected return on plan assets	(16)	(11)	(9)	—	—	—
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Recognized net loss	1	—	—	—	—	—
Amortization of transition obligation	(1)	(1)	(1)	—	—	—

Net periodic benefit costs	$9	$5	$3	$3	$3	$2

        Bunge has recorded a minimum pension liability for the actuarial present value of accumulated benefits that exceeded plan assets and the accrued pension liabilities that were exceeded by the unfunded accumulated benefit obligation. The accrued additional minimum pension liability at December 31, 2003 and 2002 was $44 million and $19 million, respectively. At December 31, 2003 and 2002, Bunge also recognized an intangible asset of $11 million and $3 million, respectively, related to unamortized prior service costs for which a minimum pension liability was recorded. At December 31, 2003 and 2002, Bunge recorded $33 million and $16 million, respectively, of the excess of the additional minimum pension liability over the amount recognized as an intangible asset in other accumulated comprehensive income (loss). Bunge recorded an increase in additional minimum pension liability of $17 million and $16 million for the years ended December 31, 2003 and 2002, respectively, which is included in other comprehensive income (loss).

        The weighted average assumptions used in determining the actuarial present value of the projected benefit obligations under the defined benefit plans are as follows:

	At December 31,
	2003	2002
Discount rate	6.0%	6.8%
Increase in future compensation levels	3.4%	4.5%

        The weighted average assumptions used in determining the net periodic benefit cost under the defined benefit plans are as follows:

	Year Ended December 31,
	2003	2002	2001
Discount rate	6.8%	7.5%	7.5%
Increase in future compensation levels	4.5%	5.0%	5.0%
Expected long-term rate of return on assets	8.4%	9.0%	9.0%

        The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected to be earned on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.

        In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flow and expenses are taken into consideration to the extent that the expected returns would be affected by them. Because assets are generally held in qualified trusts, anticipated returns are not reduced for taxes.

        At December 31, 2003 and 2002, for measurement purposes, an 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004 and 2003, respectively. At December 31, 2003, the rate to which the cost trend rate was assumed to decrease was to 6% for 2005 and remains at that level thereafter.

        A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2003:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$2	$2

        The pension plans weighted-average asset allocations at the end of the plan year for 2003 and 2002, by category are as follows:

	Plan Assets at December 31,
Asset Category
	2003	2002
Equities	58%	58%
Fixed income securities	41%	42%
Cash	1%	—%

Total	100%	100%

        The trust funds are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. The investment managers select investment fund managers with demonstrated experience and expertise who select funds with proven performance for the implementation of the investment strategy. Investment policies have been provided to investment managers by the sponsoring subsidiaries. The investment managers consider both the actively and passively managed investment strategies and allocated funds across the asset classes to develop an efficient investment structure. Investment managers have been instructed not to invest plan assets in Bunge Limited shares.

        Bunge expects to contribute $9 million to its defined pension plans and $2 million to its postretirement benefit plans in 2004. In addition, in 2004, Bunge expects to contribute $6 million to a non-qualified plan for a 2004 lump-sum distribution from that plan.

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions amounted to $6 million, $4 million, and $2 million in 2003, 2002 and 2001, respectively.

19.    Related Party Transactions

        Mutual Investment Limited—In June 2003, Bunge received $55 million from its former sole shareholder, Mutual Investment Limited, as final payment of a long-term note receivable, relating to a capital contribution made in 2000. This $55 million note receivable was included in shareholders' equity at December 31, 2002. Bunge recorded interest income of $1 million, $3 million and $6 million in 2003, 2002 and 2001, respectively, pertaining to the related party receivable. In December 2003, Bunge sold an inactive Netherlands subsidiary to Mutual Investment Limited for $64 thousand in connection with a reorganization of certain Mutual Investment Limited's investments. In addition, Bunge has entered into an administrative services agreement with Mutual Investment Limited under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting, human resources administration, insurance, employee benefits plans administration, corporate communication and management information system services. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on our direct and indirect costs of providing the services. In 2003, Mutual Investment Limited paid Bunge $661 thousand under this agreement.

        Other—Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A., a subsidiary of Mutual Investment Limited, engaged in the business of meat and poultry production. These sales were $6 million, $4 million and $12 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In addition, Bunge sold soybeans and related soybean products to Solae, which totaled $62 million for the year ended December 31, 2003. Bunge also purchased soybean meal and soybean oil from Solae, which totaled $62 million for the year ended December 31, 2003. Bunge believes these transactions are recorded at values similar to those with third parties.

20.    Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2003 and 2002 are the following accrued liabilities:

	December 31,
(US$ in millions)
	2003	2002
Tax claims	$112	$77
Labor claims	79	54
Civil and other	67	83

Total	$258	$214

        Tax claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including income tax claims, value added tax claims (ICMS and IPI) and sales tax claims (PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

        Labor claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. Court rulings under Brazilian labor laws have historically been in favor of the employee-plaintiff. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and other—The civil and other claims relate to various disputes with suppliers and customers.

        Settlement of Ducros Arbitration—In April 2003, Cereol and Cereol Holding France entered into a settlement agreement with McCormick & Company, Incorporated, McCormick France SAS and Ducros S.A. relating to a claim for €155 million brought by McCormick over the purchase price of Ducros, which was sold to McCormick in August 2000. Under the settlement agreement, Bunge paid McCormick $57 million, which was included in the opening balance sheet of Cereol. In connection with the settlement, Bunge paid an additional purchase price to Edison S.p.A. and Cereol's former public shareholders of approximately $42 million in the aggregate.

        In addition, Cereol is involved in arbitration with its former joint venture partner over the final purchase price of Oleina Holding and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. The final purchase price is subject to adjustments, and may be higher or lower than $27 million depending upon the outcome of the dispute. We are entitled to be indemnified by Edison, from whom we purchased Cereol in October 2002, if the final purchase price exceeds $39 million.

        EBRD Put Option—In connection with Cereol's operations in Eastern Europe, Cereol entered into a joint venture with the European Bank for Reconstruction and Development, or EBRD, pursuant to which Cereol owns approximately 60% and the EBRD owns approximately 40% of Polska Oil Investment B.V., or Polska Oil. Polska Oil, in turn, owns 50% of Zaklady Thuszczowe Kruszwica S.A., or Kruszwica, a Polish producer of bottled edible oils. Bunge also has a 32% additional direct interest in Kruszwica. Polska Oil and Kruszwica are consolidated subsidiaries of Bunge. Pursuant to an amended and restated shareholders agreement between Cereol and the EBRD, the EBRD has the option to put its shares in Polska Oil to Bunge at any time prior to June 3, 2005 at the then current fair market value as determined by an independent expert, subject to a floor and cap based on a contractual formula. At December 31, 2003, the estimated fair value of the EBRD stake in Polska Oil was approximately $27 million.

        Antitrust Approval of Manah Acquisition—In April 2000, Bunge acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil. Fosfertil is the main Brazilian producer of phosphate used to produce NPK fertilizers. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between Bunge and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operating agreement have not been finalized, Bunge does not expect them to have a material adverse impact on its business or financial results.

        Guarantees—In addition to the guarantees of its senior credit facilities and its senior notes (see Note 16) Bunge has issued or was a party to the following guarantees at December 31, 2003:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	20
Customer financing	93

Total	$182

        Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales have been deferred and are being recognized ratably over the related lease terms. In 2003, Bunge recognized $3 million from the amortization of these gains. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee. Bunge has determined the fair value of these guarantees to be immaterial at December 31, 2003.

        Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in six years. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee. Bunge has recorded a liability of $1 million related to this guarantee at December 31, 2003.

        Bunge issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2003, the majority of these financing arrangements were collateralized by land and crop production. Bunge has determined the fair value of these guarantees to be immaterial at December 31, 2003.

        In addition, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit guarantees is $270 million.

21.    Redeemable Preferred Stock

        In December 2000, Bunge First Capital Limited ("First Capital"), a consolidated subsidiary of Bunge, issued 170,000 $.01 cent par value shares of cumulative variable rate redeemable preferred shares to private investors for $170 million. First Capital used the net proceeds of $163 million to make loans to subsidiaries of Bunge for their working capital requirements. The results of First Capital are included in Bunge's consolidated financial statements and all intercompany transactions are eliminated. The holders of the preferred shares are entitled to receive cumulative variable rate cash dividends paid quarterly. The amount of the dividend is calculated based on alternative benchmark financing rates, certain actual expenses and a return. If more than one quarterly dividend is unpaid, and on the occurrence of certain other events, the preferred shareholders may require First Capital to arrange for the sale of the preferred stock to third parties on behalf of the preferred shareholders based on the issue price plus accrued and unpaid dividends, or take certain other actions to protect the interests of the preferred shareholders.

        First Capital has the right to redeem the preferred stock, in whole or in part, for the issue price plus accrued and unpaid dividends.

        First Capital is a separate legal entity from Bunge and has separate assets and liabilities. The carrying value of these preferred shares at both December 31, 2003 and 2002 was $171 million and is reflected in minority interest in the consolidated balance sheets.

22.    Shareholders' Equity

        Between July 5, 2001 and July 12, 2001, Bunge's Board of Directors approved: (i) the exchange with Mutual Investment of 12,000 common shares, par value $1.00 per share, of Bunge Limited, for 1.2 million common shares, par value $.01 per share, of Bunge Limited, (ii) the declaration and payment of a 52.65-for-1 share dividend, (iii) an increase in Bunge's authorized share capital to 240 million common shares, par value $.01 per share, (iv) the authorization of 9,760,000 of undesignated preference shares and (v) the authorization of 240,000 of Series A Preference Shares.

        The common shares data presented herein have been restated for all periods to reflect the effects of the share exchange and share dividend above.

        On August 6, 2001, Mutual Investment effected a series of transactions that resulted in the pro rata distribution of the common shares of Bunge to the shareholders of Mutual Investment. Prior to August 6, 2001, all of the common shares of Bunge were owned by Mutual Investment, a privately held company incorporated in Bermuda.

        On August 7, 2001, Bunge sold 17,600,000 of its common shares, par value $.01, at an offering price of $16 per share in an initial public offering. On September 6, 2001, Bunge sold 1,175,100 of its common shares, par value $.01, at an offering price of $16 per share upon the exercise of the underwriters' over-allotment option. Proceeds from the offering and the exercise of the underwriters' over-allotment option less underwriting discounts, commissions and expenses were $278 million. The net proceeds of the initial public offering were used to reduce indebtedness under Bunge's commercial paper program.

        In March 2002, Bunge sold 16,093,633 common shares in a public offering. Proceeds from this offering and the underwriters' exercise of the over-allotment option, less underwriting discounts, commissions and expenses, were $292 million. The net proceeds were used to buy back shares held by minority shareholders in connection with Bunge's corporate restructuring of its Brazilian subsidiaries (see Note 2) with the remainder used to reduce indebtedness under Bunge's commercial paper program.

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability	Deferred Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2001	$(473)	$—	$—	$—	$—	$(473)
Other comprehensive income (loss)	(222)	5	—	—	—	(217)

Balance, December 31, 2001	(695)	5	—	—	—	(690)
Other comprehensive income (loss)	(403)	—	(21)	(11)	(1)	(436)

Balance, December 31, 2002	(1,098)	5	(21)	(11)	(1)	(1,126)
Other comprehensive income (loss)	489	(12)	2	(10)	1	470

Balance, December 31, 2003	$(609)	$(7)	$(19)	$(21)	$—	$(656)

        Bunge has significant operating subsidiaries in Brazil, Argentina and Europe. The functional currency of Bunge's subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign exchange translation gains and losses are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

23.    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options and restricted stock unit awards during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes (the "Notes"—see Note 16), if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.

        In addition, the Notes are convertible into Bunge's common shares at the option of a holder, among other circumstances, during any calendar quarter in which the closing price of Bunge's common shares for at least 20 trading days of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402 or approximately $38.57 per share. If this condition for the conversion is met, then 7,778,425 shares of Bunge's common shares issuable upon conversion would be included in diluted earnings per share, whether or not the conversion rights are exercised. The number of Bunge's dilutive weighted average common shares outstanding for each period presented does not include the common shares that would be issuable upon conversion of these Notes, because in accordance with their terms, these Notes had not yet become convertible. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(US$ in millions, except for share data)
Income from continuing operations—basic and diluted	$418	$275	$124

Weighted average number of common shares outstanding:
Basic	99,745,825	95,895,338	71,844,895
Effect of dilutive shares	1,129,777	753,791	159,859

Diluted	100,875,602	96,649,129	72,004,754

Income from continuing operations per share:
Basic	$4.19	$2.87	$1.73

Diluted	$4.14	$2.85	$1.72

24.    Stock-Based Compensation

        Equity Incentive Plan—In 2001, Bunge established its Equity Incentive Plan (the "Employee Plan"), which is a shareholder approved plan. Under the plan, the Compensation Committee of the Board may award equity-based compensation to officers, employees, consultants and independent contractors. Awards under the plan may be in the form of stock options (qualified or non-qualified), restricted stock units (performance-based or time vested) or other awards.

        Stock Option Awards—Generally, stock options to purchase shares of Bunge Limited common shares are non-qualified and granted at not less than fair market value on the date of grant, as determined under the Employee Plan. Options generally vest on a pro-rata basis over a three-year period on the anniversary date of the grant. Vesting may be accelerated in circumstances such as a change in control of Bunge.

        Restricted Stock Units—Performance-based restricted stock units and time-vested regular restricted stock units are granted to a limited number of key executives. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest at the end of the three-year performance period. The vesting of the performance-based restricted stock units is dependent on Bunge obtaining certain targeted cumulative earnings per share ("EPS") growth during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the Compensation Committee. Vesting may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS is less than the minimum target. The award is capped at 150% of the grant for cumulative EPS performance in excess of the maximum target. Performance-based restricted stock unit awards may be paid out, at the participant's election, in cash only or a combination of cash and Bunge Limited common shares once the specified terms and conditions of the award are satisfied. At the time of pay out, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

        The time-vested regular restricted stock unit awards are subject to vesting periods varying from three to four years and vest on a pro-rata basis over the applicable vesting period or at the end of the applicable vesting period. Vesting may be accelerated in certain circumstances such as a change in control of Bunge. The time-vested regular restricted stock units are paid out in Bunge Limited common shares once the applicable vesting terms are satisfied. At the time of pay out, a participant holding a time-vested restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

        Compensation expense related to these restricted stock unit awards is based on the quoted market price of Bunge's common shares and is recorded in the consolidated statements of income based on the vesting terms. In accordance with APB No. 25, Bunge recorded compensation expense of $9 million, $7 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively, for grants of restricted stock unit awards.

        At December 31, 2003 and 2002, there were 452,862 and 534,224, respectively, restricted stock units granted that had not yet vested. During 2003, Bunge issued 168,432 shares with a weighted average fair value of $25.61 per share pursuant to outstanding performance-based restricted stock unit awards that had become vested.

        Non-Employee Directors' Equity Incentive Plan—In 2001, Bunge established its Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan"). The Directors' Plan is a non-shareholder approved plan. The Directors' Plan provides for awards of nonqualified stock options to non-employee directors. The options vest and are exercisable on the January 1st following the date of grant, assuming the director continued service as a member of the Board of Directors until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge.

        Bunge has reserved 9,990,832 and 499,542 common shares for grants of stock options and other stock awards under Bunge's Employee Plan and Directors' Plan, respectively. At December 31, 2003, 6,162,272 common shares were available for grant under the Employee Plan and Directors' Plan. Bunge's Employee Plan and Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance pursuant to awards under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued common shares outstanding increases.

        A summary of Bunge's stock option activity for the Employee Plan and the Directors Plan and related information was as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2001	—	$—
Granted	2,137,372	16.74
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2001	2,137,372	$16.74
Granted	1,164,100	21.61
Exercised	(83,500)	16.91
Forfeited	(37,213)	15.95
Expired	—	—

Options outstanding at December 31, 2002	3,180,759	$18.53
Granted	1,123,800	25.22
Exercised	(407,653)	17.54
Forfeited	(21,666)	20.38
Expired	—	—

Options outstanding at December 31, 2003	3,875,240	$20.57

Exercisable options:
December 31, 2001	189,687	$18.87
December 31, 2002	973,378	$17.09
December 31, 2003	1,726,865	$18.28

        Information regarding stock options outstanding and exercisable at December 31, 2003, was as follows:

	Range of Exercise Prices
	$15.88-$16.00	$18.88-$21.61	$21.62-$25.22
Options outstanding:
Number	1,200,229	1,551,211	1,123,800
Weighted average exercise price	$15.97	$20.76	$25.22
Weighted average remaining contractual life in years	6.7	7.1	8.8
Options exercisable:
Number	810,019	876,846	40,000
Weighted average exercise price	$15.97	$20.11	$25.22

25.    Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows:

(US$ in millions)
2004	$68
2005	57
2006	52
2007	46
2008	36
Thereafter	60

Total	$319

        Rent expense under non-cancelable operating leases was $62 million, $52 million and $43 million for 2003, 2002 and 2001, respectively. The current portion of the capital lease obligations is included in other current liabilities and the long-term portion is included in non-current liabilities in the consolidated balance sheets.

26.    Long-Lived Asset Impairment and Restructuring Charges

        In 2003, Bunge recorded a pretax impairment charge of $40 million relating to its fixed assets at its European oilseed processing facilities. These facilities are older, less efficient crushing facilities, and these operations are dependent on soybeans imported from North and South America for production. The European operations experienced operating losses during 2003. During the fourth quarter, Bunge updated its operating forecast, which included the effects of certain events occurring in the fourth quarter, such as the shortfall in the North American soy crop, increased export tariffs for Brazilian soy exports, and increased freight rates. Furthermore, Bunge determined that maintenance capital expenditures for the facilities would be substantially higher than previously forecasted. As a result of these factors, Bunge tested the assets for impairment based upon an undiscounted cash flow model and determined that these cash flows would not recover the carrying value of the assets. The impairment was measured based upon the amount by which the carrying value exceeded the discounted cash flows.

        In 2002, Bunge recorded pretax impairment charge of $5 million relating to its North American edible oil bottling facilities. The impairment charge was attributable to a planned disposal of an edible oil segment facility. The carrying value of these assets was written down to their estimated fair value at December 31, 2002.

        In 2001, Bunge recorded impairment charges of $14 million relating to non-cash write-downs of property, plant and equipment attributable to the planned closing of older, less efficient plants in the edible oil segment. The write-downs were taken in response to a downturn in the agribusiness industry and the advancement in technology in certain product lines within the edible oil products segment and the corn products segment. In 2001 Bunge recorded charges impairment and restructuring charges of $44 million relating to non-cash write-downs of property, plant and equipment and employee termination costs paid of $5 million. The carrying value of these assets was written down to their estimated fair value.

        Bunge has recorded these impairment charges in cost of goods sold in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.

27.    Argentina

        In 2002, Bunge commenced and continues to record allowances against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of these allowances fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At December 31, 2003 and December 31, 2002, these allowances for recoverable taxes were $25 million and $64 million, respectively. In 2003, Bunge decreased this allowance for recoveries of these taxes in the amount of $39 million as a result of either cash received by Bunge or compensation against taxes owed by Bunge to the Argentine government. In 2002, Bunge increased the allowance for provisions in the amount of $44 million.

28.    Operating Segments and Geographic Areas

        In the first quarter of 2003, Bunge changed the name of its "wheat milling and bakery products" segment to "milling and baking products" in connection with the reclassification of its corn milling products business line from the "other" segment to the "milling and baking products" segment. As a result of this change, Bunge's "other" segment reflects only its Brazilian soy ingredients business line, which was sold to The Solae Company, Bunge's joint venture with DuPont, in May 2003. In the fourth quarter of 2003, Bunge changed the name of its "milling and baking products" segment to "milling products" in connection with the sale of its U.S. bakery business. The operating results of the disposed U.S. bakery business have been reported as discontinued operations for all periods presented. All these changes are reflected in 2003 and all prior year amounts have been reclassified to conform to the 2003 presentation.

        In the fourth quarter of 2003, Bunge changed its presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes.

        With the completion of the sale of the Brazilian soy ingredients business and the sale of its U.S. bakery business, Bunge has four reporting segments—agribusiness, fertilizer, edible oils products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments, inter-segment eliminations and principally the Solae joint venture. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
2003
Net sales to external customers	$17,345	$1,954	$2,063	$751	$52	$—	$22,165
Intersegment revenues	623	—	66	22	—	(711)	—
Gross profit(1)(2)	587	373	246	81	18	—	1,305
Foreign exchange gains (losses)	89	(20)	—	—	(1)	24	92
Interest income	32	53	6	—	—	11	102
Interest expense	(86)	(35)	(24)	(8)	(2)	(60)	(215)
Segment operating profit(3)	274	242	64	30	8	—	618
Depreciation, depletion and amortization expense	(91)	(57)	(23)	(13)	—	—	(184)
Investments in affiliates	5	6	36	8	—	482	537
Total assets	6,177	1,738	908	324	—	737	9,884
Capital expenditures	$169	$73	$48	$14	$—	$—	$304
2002
Net sales to external customers	$10,483	$1,384	$1,279	$628	$108	$—	$13,882
Intersegment revenues	511	—	—	—	—	(511)	—
Gross profit	783	293	151	77	34	—	1,338
Foreign exchange gains (losses)	(171)	9	3	—	3	(23)	(179)
Interest income	22	36	1	2	—	10	71
Interest expense	(67)	(46)	(15)	(10)	(5)	(33)	(176)
Segment operating profit	283	192	6	18	22	—	521
Depreciation, depletion and amortization expense	(75)	(56)	(18)	(9)	(10)	—	(168)
Investments in affiliates	1	6	—	9	—	36	52
Total assets	4,883	1,259	1,409	276	320	202	8,349
Capital expenditures	$137	$58	$16	$12	$17	$—	$240
2001
Net sales to external customers	$8,412	$1,316	$872	$621	$81	$—	$11,302
Intersegment revenues	317	—	—	—	18	(335)	—
Gross profit	510	280	85	68	28	—	971
Foreign exchange losses	(77)	(21)	(6)	(1)	(1)	(42)	(148)
Interest income	37	32	2	5	—	15	91
Interest expense	(126)	(59)	(8)	(11)	(3)	(16)	(223)
Segment operating profit	155	137	(4)	7	16	—	311
Depreciation, depletion and amortization expense	(62)	(60)	(19)	(17)	(5)	—	(163)
Investments in affiliates	15	14	—	—	—	—	29
Total assets	2,745	1,654	354	338	194	158	5,443
Capital expenditures	$65	$114	$27	$13	$7	$—	$226

(1)
Agribusiness gross profit for the year ended December 31, 2003, included a pretax non-cash curtailment gain of $15 million reflecting a reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold. Edible oil products and milling products gross profit included a pretax non-cash curtailment gain of $1 million and $1 million, respectively, for year ended December 31, 2003, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold.

(2)
In the fourth quarter of 2003, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax goodwill impairment charge of $16 million and a pretax long-lived asset impairment charge of $40 million in its Agribusiness segment, relating to fixed assets at its European oilseed processing facilities (see Note 8 and Note 26). In the fourth quarter of 2002, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax impairment charge of $5 million, relating to its U.S. edible oil bottling facilities.

(3)
Agribusiness segment profit for year ended December 31, 2003, included pretax non-cash curtailment gains totaling $20 million reflecting a reduction of pension and postretirement healthcare benefit liabilities due to the transfer of employees to Solae and a reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in SG&A. Edible oil products and milling products segment operating profit included total pretax non-cash curtailment gains of $2 million and $2 million, respectively, for the year ended December 31, 2003, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in SG&A.

        Reconciliation of segment profit to income from continuing operations before income taxes and minority interests follows:

	Year Ended December 31,
(US$ millions)
	2003	2002	2001
Segment operating profit	$618	$521	$311
Gain on sale of Ingredients business	111	—	—
Unallocated expenses—net(1)	(6)	(40)	(47)

Income from continuing operations before income tax and minority interest	$723	$481	$264

(1)
Unalloacated expenses-net included interest income, interest expense, foreign gains and losses and other income and expense not directly attributable to Bunge's operating segments.

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ millions)
	2003	2002	2001
Agricultural commodities products	$17,345	$10,483	$8,412
Fertilizer products	1,954	1,384	1,316
Edible oil products	2,063	1,279	872
Wheat milling products	500	399	398
Corn milling products	251	229	223
Soy ingredient products	52	108	81

Total	$22,165	$13,882	$11,302

        Geographic area information for net sales to external customers, determined based on the country of origin, and long-lived assets follows:

	Year Ended December 31,
(US$ millions)
	2003	2002	2001
Net sales to external customers:
United States	$6,129	$4,482	$4,365
Brazil	3,894	3,253	3,268
Argentina	275	452	446
Canada	1,216	203	—
Europe	7,176	4,232	2,198
Asia	3,451	1,229	1,007
Rest of world	24	31	18

Total	$22,165	$13,882	$11,302

	December 31,
(US$ millions)
	2003	2002	2001
Long-lived assets(1):
United States	$1,052	$726	$485
Brazil	1,323	1,002	1,318
Argentina	80	53	57
Europe	302	394	—
Rest of world	110	98	4
Unallocated(2)	—	89	—

Total	$2,867	$2,362	$1,864

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

(2)
Unallocated purchase price relating to the Cereol acquisition (see Note 2 and Note 8).

29.    Quarterly Financial Information

	Quarter
	First	Second	Third	Fourth	Year End
	(US$ in millions, except per share data) (Unaudited)
2003
Volumes (in millions of metric tons)	22.7	27.8	28.9	27.6	107.0
Net sales	$4,842	$5,181	$5,784	$6,358	$22,165
Gross profit(1)(2)	273	268	370	394	1,305
Discontinued operations(3)	(1)	(1)	(2)	(3)	(7)
Income before cumulative effect of change in accounting principles(4)	40	182	89	100	411
Net income	$40	$182	$89	$100	$411
Earnings per common share—basic
Income before cumulative effect of change in accounting principles	$.40	$1.83	$.89	$1.00	$4.12

Net income per share	$.40	$1.83	$.89	$1.00	$4.12

Earnings per common share—diluted
Income before cumulative effect of change in accounting principles	$.40	$1.80	$.88	$.99	$4.07

Net income per share	$.40	$1.80	$.88	$.99	$4.07

Weighted average number of shares outstanding— basic	99,585,790	99,696,727	99,812,000	99,884,771	99,745,825
Weighted average number of shares outstanding—diluted	100,502,130	100,923,462	101,223,850	101,061,744	100,875,602

Market price:
High	$27.30	$30.35	$30.95	$33.00
Low	$23.90	$24.73	$27.37	$26.29

2002
Volumes (in millions of metric tons)	14.5	23.5	21.3	26.5	85.8
Net sales	$2,638	$3,053	$3,556	$4,635	$13,882
Gross profit(1)(2)	185	321	498	334	1,338
Discontinued operations(3)	—	1	1	1	3
Income before cumulative effect of change in accounting principles	36	50	95	97	278
Cumulative effect of change in accounting principles(5)	(23)	—	—	—	(23)
Net income	$13	$50	$95	$97	$255
Earnings per common share—basic
Income before cumulative effect of change in accounting principles	$.42	$.50	$.96	$.98	$2.90

Net income per share(6)	$.15	$.50	$.96	$.98	$2.66

Earnings per common share—diluted
Income before cumulative effect of change in accounting principles	$.42	$.50	$.95	$.97	$2.88

Net income per share(6)	$.15	$.50	$.95	$.97	$2.64

Weighted average number of shares outstanding— basic	85,580,221	99,249,886	99,250,814	99,312,651	95,895,338
Weighted average number of shares outstanding—diluted	86,270,679	100,076,636	100,017,645	100,420,627	96,649,129
Market price:
High	$24.00	$23.88	$24.20	$26.00
Low	$18.60	$19.65	$17.79	$21.77

(1)
Interest income on advances to suppliers, previously recorded in interest income in non-operating income (expense)—net on Bunge's consolidated statements of income has been reclassified to gross profit to reflect the operational nature of this item. In 2003, Bunge reclassified $8 million, $6 million, $7 million and $9 million for the first, second, third and fourth quarters, respectively. In 2002, Bunge reclassified $6 million, $6 million, $6 million and $6 million for first, second, third and fourth quarters, respectively.

(2)
In the fourth quarter of 2003, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax goodwill impairment charge of $16 million and a pretax long-lived asset impairment charge of $40 million in its Agribusiness segment, relating to fixed assets at its European oilseed processing facilities (see Note 8 and Note 26). In the fourth quarter of 2002, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax impairment charge of $5 million, relating to its U.S. edible oil bottling facilities.

(3)
In 2003, Bunge recorded a $7 million loss on discontinued operations, net of tax benefit of $5 million on the disposal of discontinued operations, relating to its U.S. bakery business sold on December 31, 2003 (see Note 3). In connection with this transaction, the previously reported first, second and third quarters of 2003 and all 2002 quarters have been reclassified to reflect this transaction.

(4)
In the second quarter of 2003, Bunge recognized a non-taxable gain on sale of $111 million, relating to Bunge's sale of its Brazilian soy ingredients business (see Note 2).

(5)
Effective January 1, 2002, Bunge adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of this adoption, Bunge recorded a charge of $14 million, net of $1 million tax for goodwill impairment, related mainly to goodwill in the bakery mixes business line of its wheat milling and bakery products segment. Effective January 1, 2002, Bunge adopted SFAS No. 143, Accounting for Asset Retirement Obligations. As a result of this adoption, Bunge recorded a charge of $9 million, net of $5 million tax relating to its mining assets and certain of its edible oil refining facilities (see Note 7). The results of the first quarter of 2002 have been restated to reflect the impact of the SFAS No. 143 adoption. Cumulative effect of change in accounting principles, net income, cumulative effect of change in accounting principles per share-basic and net income per share-basic as previously reported were $(14) million, $22 million, $(.16) and $.26, respectively.

(6)
Net income per share for both basic and diluted is computed independently for each period presented. As a result, the sum of net income per share for the year ended December 31, 2002 does not equal the total computed for the year.

30.    Subsequent Events

      On February 27 2004, Bunge paid a regular quarterly cash dividend of $.11 per share to shareholders of record on February 13, 2004. On March 12, 2004, Bunge announced that it will pay a regular quarterly cash dividend of $.11 per share on June 1, 2004 to shareholders of record on May 17, 2004.

        Acquisition of Kama Foods. In March 2004, Bunge announced the signing of a preliminary agreement to acquire Polish edible oil and margarine producer Kama Foods from bankruptcy receivership by EWICO, a Polish limited liability company. Bunge owns 50% of EWICO, with the remaining shares owned by an individual investor. Under the terms of the agreement, EWICO will purchase the assets of Kama Foods free and clear of all debts and liabilities for approximately 81 million PLN, or approximately $21 million, with 20 million PLN, or approximately $5 million, payable on execution of the preliminary agreement. The transaction is expected to close by the end of June 2004, at which time EWICO will pay the outstanding balance. Since March 1, 2004, EWICO has been operating Kama Foods under a lease agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bunge Limited

        We have audited the consolidated financial statements of Bunge Limited as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 12, 2004 (May 13, 2004 as to Notes 1, 2, 6 and 9) (which report expresses an unqualified opinion and includes an explanatory paragraph relating to changes in methods of accounting for goodwill and asset retirement obligations in 2002). Our audits also included the consolidated financial statement schedule of Bunge Limited and Subsidiaries, listed in Item 8 of Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP
New York, New York
March 12, 2004

BUNGE LIMITED

Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$59	24	(8	)(a)	(12	)(b)	$63
Income tax valuation allowance	$95	(17)	(14	)(a)	—		$64
FOR THE YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$63	25	6	(a)	(14	)(b)	$80
Income tax valuation allowance	$64	40	(13	)(a)	—		$91
FOR THE YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$80	6	15		(1)		$100
Income tax valuation allowance	$91	(39)	39	(a)	—		$91

(a)
Foreign exchange translation adjustments and effects of acquisitions of subsidiaries for all periods presented.

(b)
Write off of uncollectible accounts.

E-1

QuickLinks

Explanatory Note
Table of Contents
Cautionary Statement Regarding Forward-Looking Statements
PART I
Employees by Business Division
Employees by Geographic Region
PART II
PART III
Summary Compensation Table
Option Grants in Fiscal Year 2003
Aggregated Option Exercises in Fiscal Year 2003 and Value of Options at End of Fiscal Year 2003
Long-Term Incentive Plan Awards in Fiscal Year 2003
Pension Plan Table
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (U.S. dollars in millions, except per share data)
BUNGE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (U.S. dollars in millions, except share data)
BUNGE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. dollars in millions)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED Schedule II—Valuation and Qualifying Accounts (US$ in millions)