Form 10-Q
period 2004-03-31
BUNGE LTD
filed 2004-07-27
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State of other jurisdiction of incorporation or organization)	98-0231912 (I.R.S. Employer Identification No.)
50 Main Street, White Plains, New York (Address of principal executive offices)	10606 (Zip Code)
(914) 684-2800 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒    No ☐

        As of March 31, 2004, there were 100,203,786 shares of the registrant's common shares issued and outstanding.

Explanatory Note

        As of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q (the "Form 10-Q"), Bunge Limited was a foreign private issuer within the meaning of the Securities Exchange Act of 1934, as amended, which required Bunge Limited to file Annual Reports on Form 20-F and furnish Current Reports on Form 6-K. On March 15, 2004, Bunge Limited filed an Annual Report on Form 20-F for its fiscal year ended December 31, 2003 (the "Form 20-F") and on May 10, 2004, Bunge Limited furnished a Form 6-K for the three-month period ended March 31, 2004 (the "Form 6-K"). Subsequent to the filing of the Form 20-F and the furnishing of the Form 6-K, Bunge Limited determined that it no longer met the foreign share ownership requirements applicable to foreign private issuers, and, as a result, in the future, Bunge Limited will be required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This Quarterly Report on Form 10-Q is being filed voluntarily by Bunge Limited to satisfy the filing requirements that would have been applicable to Bunge Limited had it not been a foreign private issuer on March 31, 2004.

        Please note that this Quarterly Report on Form 10-Q has been prepared as if Bunge Limited was required to file the Form 10-Q at March 31, 2004. Therefore, unless otherwise specifically indicated, this Form 10-Q only includes information included in the Form 6-K, or as otherwise required in a Form 10-Q filing for the three-month period ended March 31, 2004. The information in this Form 10-Q has not been updated to reflect events occurring after the date of the information included in the Form 6-K.

BUNGE LIMITED

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net sales	$5,739	$4,842
Cost of goods sold	(5,374)	(4,569)

Gross profit	365	273
Selling, general and administrative expenses	(178)	(149)
Interest income	16	20
Interest expense	(52)	(54)
Foreign exchange gains (losses)	(16)	7
Other income (expense)—net	11	1

Income from continuing operations before income tax and minority interest	146	98
Income tax expense	(58)	(37)

Income from continuing operations before minority interest	88	61
Minority interest	(18)	(20)

Income from continuing operations	70	41
Discontinued operations	—	(1)

Net income	$70	$40

Earnings per common share—basic (Note 14):
Income from continuing operations	$.70	$.41
Discontinued operations	—	(.01)

Net income per share	$.70	$.40

Earnings per common share—diluted (Note 14):
Income from continuing operations	$.65	$.41
Discontinued operations	—	(.01)

Net income per share	$.65	$.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(United States Dollars in Millions, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523	$489
Trade accounts receivable (less allowance of $98 and $100)	1,587	1,495
Inventories (Note 3)	3,950	2,867
Deferred income taxes	83	93
Other current assets (Note 5)	1,636	1,474

Total current assets	7,779	6,418

Property, plant and equipment, net	2,066	2,090
Goodwill (Note 6)	145	148
Other intangible assets	103	92
Investments in affiliates	536	537
Deferred income taxes	232	233
Other non-current assets	364	366

Total assets	$11,225	$9,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,553	$889
Current portion of long-term debt	331	128
Trade accounts payable	1,946	1,678
Deferred income taxes	54	42
Other current liabilities (Note 7)	1,410	1,200

Total current liabilities	5,294	3,937

Long-term debt	2,331	2,377
Deferred income taxes	191	206
Other non-current liabilities (Note 10)	417	433
Commitments and contingencies (Note 10)
Minority interest in subsidiaries	564	554
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2004—100,203,786 shares, 2003—99,908,318 shares	1	1
Additional paid-in capital	2,017	2,010
Retained earnings	1,081	1,022
Accumulated other comprehensive loss	(671)	(656)

Total shareholders' equity	2,428	2,377

Total liabilities and shareholders' equity	$11,225	$9,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(United States Dollars in Millions)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$70	$40
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange (gain) loss on debt	6	(48)
Bad debt expense	2	3
Depreciation, depletion and amortization	51	49
Deferred income taxes	10	(28)
Minority interest	18	20
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(96)	(91)
Inventories	(1,105)	(46)
Recoverable taxes	(27)	1
Trade accounts payable	260	(59)
Other—net	91	156

Cash used for operating activities	(720)	(3)

INVESTING ACTIVITIES
Payments made for capital expenditures	(52)	(53)
Business acquisitions, net of cash acquired	(3)	(5)
Proceeds from disposal of property, plant and equipment	8	9

Cash used for investing activities	(47)	(49)

FINANCING ACTIVITIES
Net change in short-term debt	655	(51)
Proceeds from long-term debt	315	99
Repayment of long-term debt	(160)	(53)
Proceeds from sale of common shares	5	6
Dividends paid to shareholders	(11)	(10)
Dividends paid to minority interest	(1)	(31)

Cash provided by (used for) financing activities	803	(40)
Effect of exchange rate changes on cash and cash equivalents	(2)	18

Net increase (decrease) in cash and cash equivalents	34	(74)
Cash and cash equivalents, beginning of period	489	470

Cash and cash equivalents, end of period	$523	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and with reference to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2003 has been derived from Bunge's audited financial statements at that date. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Bunge's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Reclassifications—Certain reclassifications were made to the consolidated financial statements to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

        In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. Bunge has applied the EITF and the proposed FSP to its consolidated balance sheet at March 31, 2004 and has reclassified the prior period consolidated balance sheet to conform to this presentation.

        In January 2004, the FASB issued Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for this subsidy has not been issued. Bunge has elected a one-time deferral of the accounting for the effects of the act, as permitted by this FSP. This deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued, and when issued Bunge may need to reclassify previously reported information.

        In December 2003, FASB issued revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision of SFAS No. 132 does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, Pension Plans and Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This statement retains the disclosure requirements of SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about plan assets, investment strategy, measurement dates, plan obligations, cash flows of defined benefit pension plans and other defined benefit postretirement plans. Also required for interim reporting will be the components of periodic benefit cost recognized during the interim period. Bunge has complied with the disclosure requirements of the revised SFAS No. 132.

3.    INVENTORIES

        Inventories consist of the following:

(US$ in millions)	March 31, 2004	December 31, 2003
	(Unaudited)
Agribusiness—Readily marketable inventories at market value(1)	$2,879	$1,868
Fertilizer	481	316
Edible oils	267	308
Milling	74	68
Other(2)	249	307

Total	$3,950	$2,867

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Other consists of agribusiness inventories carried at lower of cost or market.

4.    BUSINESS COMBINATIONS AND ALLIANCES

        J. Macêdo Exchange Transaction—In the quarter ended March 31, 2004, Bunge completed an exchange transaction with J. Macêdo, whereby Bunge exchanged its Brazilian domestic retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash. The assets exchanged were comprised primarily of brands. Bunge recognized a pre-tax gain of $5 million as a result of this transaction, which is included in other income (expense)-net in the consolidated statement of income.

        Acquisition Restructuring—In connection with the Cereol acquisition, Bunge has accrued termination benefits and facility related realignment obligations as part of its integration plan (the "Plan"). The Plan is designed to streamline personnel and realign facilities acquired from Cereol. These obligations, which totaled $35 million, have been accrued as part of the purchase price and are included in other current liabilities on the consolidated balance sheet. Bunge's integration process and the Plan regarding this acquisition, which included an evaluation of these issues was finalized in 2003.

Of the obligations accrued, $29 million relate to employee termination and $6 million relate to facility realignment. The following table summarizes activity related to the Plan:

(US$ in millions)	Employee Termination Obligations	Facility Realignment Obligations	Total
Balance, December 31, 2003	$20	$4	$24
Amount paid	(5)	(1)	(6)

Balance, March 31, 2004	$15	$3	$18

        Payments related to employee termination and facility realignment obligations are expected to be substantially completed in 2004. The Plan is expected to be funded by cash flows from operations. No significant unresolved issues exist related to the Plan. Any adjustments to the Plan will be reported as an adjustment to net income.

5.    OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	March 31, 2004	December 31, 2003
	(Unaudited)
Prepaid commodity purchase contracts	$8	$247
Secured advances to suppliers	288	280
Unrealized gain on derivative contracts	720	418
Recoverable taxes	106	70
Marketable securities	13	13
Other	501	446

Total	$1,636	$1,474

6.    GOODWILL

        At March 31, 2004, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2003	$138	$5	$5	$148
Tax benefit on goodwill amortization(1)	(3)	—	—	(3)

Balance, March 31, 2004	$135	$5	$5	$145

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the statement of income.

7.    OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	March 31, 2004	December 31, 2003
	(Unaudited)
Accrued liabilities	$598	$608
Unrealized loss on derivative contracts	511	336
Advances on sales	165	146
Other	136	110

Total	$1,410	$1,200

8.    RELATED PARTY TRANSACTIONS

        Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A., a subsidiary of Mutual Investment Limited, engaged in the business of meat and poultry production. These sales were $2 million for both the three months ended March 31, 2004 and 2003, respectively.

        In addition, Bunge sold soybeans and related soybean products to Solae, which totaled $6 million for the three months ended March 31, 2004. Bunge also purchased soybean meal and soybean oil from Solae, which totaled $45 million for the three months ended March 31, 2004. Bunge believes these transactions are recorded at values similar to those with third parties.

9.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Service cost	$2	$2	$—	$—
Interest cost	4	4	—	1
Expected return on plan assets	(4)	(4)	—	—
Recognized net (gain) loss	1	—	—	—

Net periodic benefit cost	$3	$2	$—	$1

        Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $9 million to its defined pension plans and $2 million to its postretirement benefit plans during 2004. Of these amounts, as of March 31, 2004, no contributions were made to the defined pension plans and approximately $300,000 was paid to the postretirement benefit plans for the 2004 plan year. As of March 31, 2004, Bunge made contributions to the defined pension plans totaling $1 million, which related to the 2003 plan year. In addition, Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $6 million to a non-qualified plan for a lump-sum distribution from this plan in 2004. As of March 31, 2004, Bunge has made the $6 million contribution and distribution from this plan.

10.    COMMITMENTS AND CONTINGENCIES

        Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of March 31, 2004 and December 31, 2003 are the following accrued liabilities:

(US$ in millions)	March 31, 2004	December 31, 2003
	(Unaudited)
Tax claims	$116	$112
Labor claims	80	79
Civil and other	64	67

Total	$260	$258

        Tax claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including income tax claims, value added tax claims (ICMS and IPI) and sales tax claims (PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to Bunge's operations is subject to varying interpretations arising from the complex nature of Brazilian tax law as well as changes in tax laws introduced by the Plano Real in 1993 and the 1988 Brazilian constitution.

        Labor claims—The labor claims relate principally to labor claims against Bunge's Brazilian subsidiaries. Court rulings under Brazilian laws have historically been in favor of the employee-plaintiff. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and other—The civil and other claims relate to various disputes with suppliers and customers.

        Oleina Holding Arbitration—Bunge is involved in arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. In April 2004, Bunge was notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million. Bunge is currently reviewing the decision of the arbitration tribunal and analyzing its alternatives with respect to this decision. Bunge is entitled to be indemnified by Edison S.p.A., from whom it purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of March 31, 2004, Bunge has recorded an obligation of $39 million to Cereol's joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. Bunge has assessed the collectibility of this receivable under the terms of its agreement with Edison and believes this amount is fully collectible under the agreement.

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

        Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	17
Customer financing	94

Total	$180

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

        Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

        Bunge issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At March 31, 2004, $35 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at March 31, 2004.

        Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $3,008 million at March 31, 2004. Debt related to these guarantees is included in the consolidated balance sheet at March 31, 2004. There are no significant restrictions on the ability of any Bunge subsidiary to transfer funds to Bunge.

        In addition, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit guarantees is $267 million.

11.    COMPREHENSIVE INCOME (LOSS)

        The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,
(US$ in millions)
	2004	2003
	(Unaudited)
Net income	$70	$40
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0 (2004), $(8) (2003)	(27)	104
Unrealized gains (losses) on commodity futures, net of tax (expense) benefit of $(2) (2004), $1 (2003)	4	(2)
Reclassification of realized (gains) losses to net income, net of tax (expense) benefit of $4 (2004), $(2)(2003)	8	(3)

Total comprehensive income	$55	$139

12.    STOCK-BASED COMPENSATION

        Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan. Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards. The non-employee directors' equity incentive plan provides for awards of stock options to Bunge's non-employee directors. To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. Under these equity incentive plans, during the three months ended March 31, 2004, Bunge (1) issued 237,976 common shares upon the exercise of stock options, (2) issued 57,492 shares upon the vesting of certain performance-based restricted stock units and regular time-vested restricted stock units, which included dividend equivalents paid in common shares and (3) pursuant to an election made by participants, paid out 158,181 vested performance-based restricted stock units in cash, rather than common shares.

        In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

        In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock for subsequent changes in the fair market value of the awards. These compensation costs are recognized in Bunge's consolidated statements of income. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the market value of the underlying common shares on the date of grant. In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method.

        The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended March 31,
(US$ in millions, except per share data)
	2004	2003
	(Unaudited)
Net income, as reported	$70	$40
Deduct: Total stock-based compensation expense determined under fair value based method for stock options granted, net of related tax effects	(2)	(2)

Pro forma net income	$68	$38

Earnings per common share:
Basic—as reported	$.70	$.40

Basic—pro forma	$.69	$.38

Diluted—as reported	$.65	$.40

Diluted—pro forma(1)	$.63	$.38

(1)
In the three months ended March 31, 2004, the numerator for the calculation of diluted pro forma earnings per share was adjusted by $1 million for interest expense related to the Convertible Notes (see Note 14).

13.    INCOME TAXES

        Bunge's annual effective tax rate is affected by the geographic locations in which it does business, movements in foreign exchange and U.S. tax incentives on export sales. In addition, Bunge's annual estimated effective tax rate for the three months ended March 31, 2004 reflects an increased effective tax rate from the 2003 annual effective tax rate and is principally attributable to reduced tax benefits in U.S. export sales and higher taxes payable in Bunge's various tax jurisdictions as a result of new tax laws.

        Bunge has obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. FSC through 2001. Beginning in 2002, due to the repeal of the FSC, Bunge was required to use the tax provisions of the Extraterritorial Income (ETI) exclusion, which was substantially similar to the FSC. The U.S. Congress is currently considering legislation to repeal the ETI and propose a new tax incentive for certain domestic manufacturers. Bunge will continue to monitor the new legislation and determine its effects as the legislation continues to develop.

14.    EARNINGS PER SHARE

        Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options and restricted stock unit awards during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.

        In addition, the computation of diluted earnings per common share for the three months ended March 31, 2004 includes the 7,778,425 common shares that would be issuable on conversion of Bunge's 3.75% convertible notes due 2022 (the "Convertible Notes"). The Convertible Notes became convertible as of March 31, 2004. The Convertible Notes are convertible at the option of the holder into Bunge's common shares, among other circumstances, during any calendar quarter in which the closing price of Bunge's common shares for at least 20 of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402, or approximately $38.57 per share. The closing price condition was satisfied as of March 31, 2004 and the Convertible Notes may be converted at the option of the holder. The Convertible Notes will remain convertible until June 30, 2004, unless the closing price condition described above is satisfied again at June 30, 2004, at which point the Convertible Notes will remain convertible for another calendar quarter. The number of Bunge's dilutive weighted average common shares outstanding for the three month period ended March 31, 2003 does not include the common shares that would be issuable upon conversion of these Convertible Notes, because in accordance with their terms, these Convertible Notes had not yet become convertible.

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
(US$ in millions, except share data)
	2004	2003
	(Unaudited)
Income from continuing operations—basic	$70	$41
Interest on Convertible Notes, net of tax	1	—

Income from continuing operations—diluted	$71	$41

Weighted average number of common shares outstanding:
Basic	100,016,833	99,585,790
Effect of dilutive shares:
—Stock options and awards	1,770,441	916,340
—Convertible Notes	7,778,425	—

Diluted	109,565,699	100,502,130

Income from continuing operations per share:
Basic	$.70	$.41

Diluted	$.65	$.41

15.    ARGENTINA

        In 2002, Bunge commenced and continues to record allowances against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of these allowances fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At March 31, 2004 and December 31, 2003, these allowances for recoverable taxes were $16 million and $25 million, respectively. In the three months ended March 31, 2004, Bunge decreased this allowance for recoveries of these taxes in the amount of $9 million as a result of either cash received by Bunge or compensation against taxes owed by Bunge to the Argentine government. In the three months ended March 31, 2003, Bunge had increased this allowance in the amount of $11 million.

16.    SEGMENT INFORMATION

        In the first quarter of 2003, Bunge changed the name of its "wheat milling and bakery products" segment to "milling and baking products" in connection with the reclassification of its corn milling products business line from the "other" segment to the "milling and baking products" segment. As a result of this change, Bunge's "other" segment reflects only its Brazilian soy ingredients business line, which was sold to The Solae Company, Bunge's joint venture with DuPont, in May 2003. In the fourth quarter of 2003, Bunge changed the name of its "milling and baking products" segment to "milling products" in connection with the sale of its U.S. bakery business. The operating results of the disposed U.S. bakery business have been reported as discontinued operations for the three months ended March 31, 2003.

        In the fourth quarter of 2003, Bunge changed its presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three months ended March 31, 2003.

        With the completion of the sale of the Brazilian soy ingredients business and the sale of its U.S. bakery business, Bunge has four reporting segments—agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge's consolidated totals, which consists primarily of corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as "Intersegment revenues."

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
	(Unaudited)
Three months ended March 31, 2004
Net sales to external customers	$4,631	$366	$542	$200	$—	$-	$5,739
Intersegment revenues	363	-	9	5	-	(377)	-
Gross profit	206	85	56	18	-	—	365
Foreign exchange gain (loss)	(5)	(11)	—	—	—	—	(16)
Interest income	2	9	3	2	—	—	16
Interest expense	(30)	(11)	(7)	(3)	—	(1)	(52)
Segment operating profit	72	41	17	6	—	—	136
Depreciation, depletion and amortization	$(24)	$(17)	$(7)	$(3)	$—	$—	$(51)
Three months ended March 31, 2003
Net sales to external customers	$3,802	$286	$536	$172	$46	$—	$4,842
Intersegment revenues	220	—	21	6	—	(247)	—
Gross profit	117	60	64	15	17	—	273
Foreign exchange gain (loss)	11	(2)	—	—	1	(3)	7
Interest income	3	11	1	—	—	5	20
Interest expense	(13)	(12)	(9)	(2)	(2)	(16)	(54)
Segment operating profit	44	38	17	3	9	—	111
Depreciation, depletion and amortization	$(27)	$(12)	$(6)	$(4)	$—	$—	$(49)

        A reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended March 31,
(US$ millions)
	2004	2003
	(Unaudited)
Income from continuing operations before income tax and minority interest	$146	$98
Unallocated expenses—net(1)	(10)	13

Total segment operating profit	$136	$111

(1)
Unallocated expenses-net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

17.    SUBSEQUENT EVENTS

        On April 13, 2004, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The notes were issued by Bunge's wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. Interest on these unsecured senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. Bunge used the net proceeds of this offering, approximately $496 million, for the repayment of outstanding indebtedness.

        On April 29, 2004, Bunge filed a registration statement with the Securities and Exchange Commission relating to a proposed primary offering of 9.5 million of its common shares. The proposed offering is expected to close in the second quarter of 2004. With the proceeds of the offering, Bunge intends to buy back the minority interests of Bunge Brasil S.A., its publicly traded Brazilian subsidiary, through a tender offer in Brazil. The tender offer is expected to close in the third quarter of 2004. Assuming 100% of the shares of Bunge Brasil held by minority shareholders are acquired, approximately $295 million of the proceeds of the proposed equity offering will be required for this transaction. The remaining proceeds from this offering will be used for general corporate purposes, which may include acquisitions, capital expenditures and working capital purposes.

        In connection with Cereol's operations in Eastern Europe, Cereol entered into a joint venture with the European Bank for Reconstruction and Development, or EBRD, pursuant to which Cereol owns approximately 60% and the EBRD owns approximately 40% of Polska Oil Investment B.V., or Polska Oil. Polska Oil, in turn, owns 50% of Zaklady Thuszczowe Kruszwica S.A., or Kruszwica, a Polish producer of bottled edible oils. Bunge also has a 32% additional direct interest in Kruszwica. Polska Oil and Kruszwica are consolidated subsidiaries of Bunge. Pursuant to an amended and restated shareholders agreement between Cereol and the EBRD, the EBRD had the option to put its shares in Polska Oil to Bunge at any time prior to June 3, 2005 at the then current fair market value as determined by an independent expert, subject to a floor and cap based on a contractual formula. In April 2004, the EBRD exercised its put option and Bunge purchased the EBRD stake in Polska Oil for approximately €22 million or approximately $27 million.

Cautionary Statement Regarding Forward-Looking Statements

        This report contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. The following important factors, among others, could affect our business and financial performance: our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and alliances; estimated demand for commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the agribusiness industry; agricultural, economic and political conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally. You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2003 for a more detailed discussion of these factors. The forward-looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Events Affecting Operating Results

First Quarter 2004 Overview

        Our agribusiness results for the first quarter of 2004 were higher than last year as a result of volume growth and improved gross profit margins. Customer demand for our soybeans and related products was strong. The volume increase was driven by origination volumes in South America, as well as solid demand from U.S. and Brazilian meat producers, which more than offset lower U.S. export volumes.

        The poor U.S. harvest in 2003/2004 and revised downward expectations for the current year soybean crop in South America resulted in soybean futures prices increasing to a level not seen in over 15 years. However, our earnings are not directly tied to soybean prices as gross profit margins are determined by the relative spread between the price at which we buy soybeans and the price at which we sell the derived products of soybean meal and oil. North American margins improved in the first quarter of 2004 due to improved softseed margins, but margins in Southern Europe continue to be depressed due to excess capacity. Despite higher freight rates, improved logistics management also contributed to our quarterly results.

        Our fertilizer business continued performing well, driven by higher margins which offset a decline in volumes. Volumes decreased in the Brazilian market as excess rain in the east and northeast parts of

Brazil and shortage of rain in the south and southeast parts of Brazil delayed the planting of the winter crop. International prices for imported fertilizer and raw materials were higher than the first quarter of 2003. For example, phosphate, ammonia and urea prices were 35%, 58% and 36% higher in the first quarter of 2004 compared to the first quarter of 2003. Margins improved since locally produced fertilizer is priced to import parity.

        In our edible oil products segment, our sales volumes decreased compared to the same quarter in 2003; however, excluding the volumes of Lesieur, which was sold to our Saipol joint venture in July 2003, sales volumes increased slightly driven by growth in Brazil. Segment operating profit was flat compared to 2003; however, excluding the results of Lesieur, segment operating profit increased 55% as margins expanded in our softseed business in Eastern Europe. In Eastern Europe, we purchase all the softseeds we use to produce our bottled oils at harvest time. Prices of vegetable oils have increased since the 2003 harvest due to increases of soybean oil prices, and have contributed to the improvements in our margins. These benefits were partially offset by increases in raw material costs, primarily soybean oil, in our edible oil businesses in the U.S. and Brazil, and a difficult competitive environment in Brazil.

Results of Operations

        Set forth in the table below is a summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated.

        In the fourth quarter of 2003, we changed our presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three months ended March 31, 2003.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)
	2004	2003	Change
Volumes (in thousands of metric tons):
Agribusiness	20,393	19,232	6%
Fertilizer	1,760	1,861	(5)%
Edible oil products	714	859	(17)%
Milling products	966	825	17%
Other (soy ingredients)	—	132	(100)%

Total	23,833	22,909	4%

Net sales:
Agribusiness	$4,631	$3,802	22%
Fertilizer	366	286	28%
Edible oil products	542	536	1%
Milling products	200	172	16%
Other (soy ingredients)	—	46	(100)%

Total	$5,739	$4,842	19%

Cost of goods sold:
Agribusiness	$(4,425)	$(3,685)	20%
Fertilizer	(281)	(226)	24%%
Edible oil products	(486)	(472)	3%
Milling products	(182)	(157)	16%
Other (soy ingredients)	—	(29)	(100)%

Total	$(5,374)	$(4,569)	18%

Gross profit:
Agribusiness	$206	$117	76%
Fertilizer	85	60	42%
Edible oil products	56	64	(13)%
Milling products	18	15	20%
Other (soy ingredients)	—	17	(100)%

Total	$365	$273	34%

Selling, general and administrative expenses:
Agribusiness	$(101)	$(74)	36%
Fertilizer	(31)	(19)	63%
Edible oil products	(35)	(39)	(10)%
Milling products	(11)	(10)	10%
Other (soy ingredients)	—	(7)	(100)%

Total	$(178)	$(149)	19%

Foreign exchange gain (loss):
Agribusiness	$(5)	$11	(145)%
Fertilizer	(11)	(2)	450%
Edible oil products	—	—	—
Milling products	—	—	—
Other (soy ingredients)	—	1	(100)%

Total	$(16)	$10	(160)%

Interest income:
Agribusiness	$2	$3	(33)%
Fertilizer	9	11	(18)%
Edible oil products	3	1	200%
Milling products	2	—	—
Other (soy ingredients)	—	—	—

Total	$16	$15	7%

Interest expense:
Agribusiness	$(30)	$(13)	131%
Fertilizer	(11)	(12)	(8)%
Edible oil products	(7)	(9)	(22)%
Milling products	(3)	(2)	50%
Other (soy ingredients)	—	(2)	(100)%

Total	$(51)	$(38)	34%

Segment operating profit:
Agribusiness	$72	$44	64%
Fertilizer	41	38	8%
Edible oil products	17	17	—
Milling products	6	3	100%
Other (soy ingredients)	—	9	(100)%

Total(1)	$136	$111	23%

Depreciation, depletion and amortization:
Agribusiness	$24	$27	(11)%
Fertilizer	17	12	42%
Edible oil products	7	6	17%
Milling products	3	4	(25)%
Other (soy ingredients)	—	—	—

Total	$51	$49	4%

Net income	$70	$40	75%

(1)
Total segment operating profit is our consolidated income from continuing operations before income tax and minority interest that includes an allocated portion of the foreign exchange gains and losses relating to debt financing operating working capital, including readily marketable inventories. Also included in total segment operating profit is interest income and interest expense attributable to the financing of operating working capital. Total segment operating profit is a non-U.S. GAAP measure and is not intended to replace income from continuing operations before income tax and minority interest, the most directly comparable U.S. GAAP measure. Total segment operating profit is a key performance measurement used by our management to evaluate whether our operating activities cover the financing costs of our business. We believe total segment operating profit is a more complete measure of our operating profitability, since it allocates foreign exchange gains and losses and the cost of debt financing working capital to the appropriate operating segments. Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to income from continuing operations before income tax and minority interest or any other measure of consolidated operating results under U.S. GAAP.

        Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Three Months Ended March 31,
(US$in millions)
	2004	2003
Income from continuing operations before income tax and minority interest	$146	$98
Unallocated expenses—net(1)	(10)	13

Total segment operating profit	$136	$111

(1)
Unallocated expenses-net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 22% due to higher average selling prices for soy commodity products and a 6% increase in volumes. Soy commodity product prices continued increasing during the first quarter driven by the reduced U.S. soybean crop and a reduction in forecasted soybean production in South America. Prices for our canola and sunflower seed products benefited from the increase in soybean prices as customer demand for these products increased as a substitute for higher priced soybean products.

        Cost of goods sold increased 20% due to the increased volumes and raw material costs, higher prices for ocean freight and increased costs related to the settlement of forward sales contracts due to the increase of soy commodity product prices. Also included in cost of goods sold in the first quarter of

2004 was a $9 million decrease in our allowances for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government. Cost of goods sold in the first quarter of 2003 included an $11 million charge relating to reserves for recoverable taxes from the Argentine government.

        Gross profit increased 76% due to the increase in volumes and improvements in margins, assisted by effective risk management. Efficiency improvements in logistics, favorable effects from freight risk management programs and higher North American margins due to improved softseed margins contributed to the increase in our results.

        Selling, general and administrative expenses (SG&A) increased 36% primarily due to increases in employee compensation expense and a stronger Brazilian real in the first quarter of 2004, which resulted in higher expenses when local currency expenses were converted to U.S. dollars compared to the first quarter of 2003 when the real was weaker.

        Segment operating profit increased 64% primarily due to the volume growth and improvements in margins. The devaluation of the Brazilian real against the U.S. dollar during the first quarter of 2004 versus the value at December 31, 2003 resulted in foreign exchange losses on our U.S. dollar net monetary liability position in Brazil. In the first quarter of 2003, the real appreciated versus the U.S. dollar at December 31, 2002, which resulted in foreign exchange gains. Interest expense increased primarily due to higher inventory levels associated with the higher commodity prices.

        Fertilizer Segment.    Fertilizer segment net sales increased 28% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, such as phosphate, ammonia and urea, which helped boost local prices as products are priced to import parity. Sales volumes decreased 5% in the first quarter of 2004 compared to the same quarter of 2003. In the first quarter of 2003 we benefited from accelerated sales to Brazilian farmers, which did not occur in the first quarter of 2004 due to excess rain in the east and northeast parts of Brazil and shortage of rain in the south and southeast parts of Brazil which delayed the planting of the winter crop.

        Cost of goods sold increased 24% due to higher imported raw material costs mitigated in part by lower cost local production. Gross profit increased 42% as a result of higher fertilizer selling prices offset partially by increases in imported raw material costs.

        SG&A increased 63% due to increases in employee compensation expense due to higher salaries and certain other labor and civil provisions and the effects of a stronger Brazilian real in the first quarter of 2004 compared to first quarter of 2003 when the real was weaker.

        Segment operating profit increased 8% primarily due to the increase in gross profit, partially offset by the increase in SG&A and foreign exchange losses. The increase in foreign exchange losses was primarily due to the effects of the first quarter of 2004 devaluation of the Brazilian real on our Brazilian U.S. dollar net monetary liability position and related hedge costs.

        Edible Oil Products Segment.    The table below outlines our edible oil products segment results for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2003 include the results of Lesieur, which we sold to our Saipol joint venture in July 2003. In addition, for comparative purposes, the results of our edible oil products segment excluding Lesieur and the results of Lesieur alone, both for the three months ended March 31, 2003, are also presented.

	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2003	2003
(US$ in millions, except volumes and percentages)	Actual	Actual	Excluding Lesieur	Lesieur
Volumes (in thousands of metric tons)	714	859	702	157
Net sales	$542	$536	$380	$156
Cost of sales	(486)	(472)	(334)	(138)

Gross profit	56	64	46	18
Selling, general and administrative expenses	(35)	(39)	(27)	(12)
Interest income	3	1	1	—
Interest expense	(7)	(9)	(9)	—

Segment operating profit	$17	$17	$11	$6

        Edible oil products segment net sales, excluding Lesieur, increased 43% primarily due to higher average selling prices and changes in sales mix in Hungary and Poland towards higher margin products.

        Cost of goods sold, excluding Lesieur, increased 46% primarily due to higher raw material costs. Gross profit, excluding Lesieur, increased 22% primarily due to a higher margin product mix in Eastern Europe. In our South American operations, gross profit declined primarily due to higher crude soybean oil costs and competitive pressures as big grocery retailers changed to generic brands to reduce costs.

        SG&A, excluding Lesieur, increased 30% primarily due to the effects of a stronger Brazilian real and euro in the first quarter of 2004 compared to first quarter of 2003 when these currencies were weaker.

        Segment operating profit, excluding Lesieur, increased 55% primarily due to the improvement in gross profit in Eastern Europe.

        Milling Products Segment.    Milling products segment net sales increased 16% primarily due to increases in corn milling volumes and increases in average selling prices for wheat milling products. Corn milling volumes increased primarily due to higher sales to U.S. commercial customers, higher sales under the U.S. government food aid program and the addition of a facility acquired in the latter half of 2003. The increase in wheat and corn milling selling prices reflects increases in raw material costs.

        Cost of goods sold increased 16% due to the increase in corn milling sales volumes and higher raw material costs. Gross profit increased 20% primarily due to the increase in corn milling sales volumes and higher average selling prices for wheat milling products. Segment operating profit increased by $3 million as a result of the improvement in gross profit.

        Other Segment (Soy Ingredients).    Our soy ingredients business was contributed to Solae, our joint venture with DuPont, in the second quarter of 2003. Therefore, historical results are presented herein for comparative purposes.

        Financial Costs.    A summary of consolidated financial costs for the periods indicated follows.

	Three Months Ended March 31,
(US$ in millions, except percentages)
	2004	2003	Change
Interest income	$16	$20	(20)%
Interest expense	(52)	(54)	(4)%
Foreign exchange gains (losses)	(16)	7

        Interest income decreased 20% due to lower interest rates earned on invested cash in Brazil. Interest expense decreased 4% despite increases in average borrowings for the first quarter of 2004 compared to the first quarter of 2003 primarily due to lower average interest rates on long-term borrowings. During 2003, we replaced long-term debt assumed in the acquisition of Cereol and long-term debt maturing in 2003 with lower interest rate debt.

        Foreign exchange losses of $16 million included hedging costs related to our monetary exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 1% devaluation in the value of the Brazilian real in the first quarter of 2004 against the U.S. dollar. In contrast, in the first quarter of 2003, the value of the Brazilian real increased by 5% against the U.S. dollar, resulting in foreign exchange gains.

        Other Income (Expense)—net.    Other income (expense)—net increased $10 million to $11 million in the first quarter of 2004 from $1 million of income in the first quarter of 2003 primarily due to higher earnings from our joint ventures in Argentina and the Solae joint venture. Solae was formed in the second quarter of 2003.

        In the quarter ended March 31, 2004, we completed an exchange transaction with J. Macêdo, whereby we exchanged our Brazilian domestic retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash. We recognized a pre-tax gain of $5 million as a result of this transaction, which is included in other income (expense) net in the consolidated statement of income.

        Income Tax Expense.    Income tax expense increased $21 million to $58 million in the first quarter of 2004 from $37 million in the first quarter of 2003. Our effective tax rate for the first quarter of 2004 increased to 40%, compared to 28% in 2003. Excluding the tax-free gain on the sale of our Brazilian soy ingredients business to Solae, the 2003 annual effective tax rate was 33%. Our effective tax rate for the first quarter of 2004 reflects an increase from the annual 2003 effective tax rate predominantly due to reduced tax benefits related to lower U.S. export sales and higher taxes payable in various tax jurisdictions as a result of new tax laws.

        Net Income.    Net income increased $30 million to $70 million in the first quarter of 2004 from $40 million in the first quarter of 2003. Net income for the first quarter of 2004 includes the $3 million gain, net of tax, from the exchange of our Brazilian domestic retail flour assets. Net income for the first quarter of 2003 included a discontinued operations loss of $1 million, net of tax, relating to the North American bakery operations sold in December 2003.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet to provide flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.47 and 1.63 at March 31, 2004 and December 31, 2003, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $523 million at March 31, 2004 and $489 million at December 31, 2003. At March 31, 2004, we had $83 million of restricted cash, which is included in cash and cash equivalents, and is set aside as collateral against short-term loans for our operations in Europe.

        Included in our inventories were readily marketable inventories of $2,879 million at March 31, 2004 and $1,868 million at December 31, 2003. These agricultural commodity inventories, which are financed primarily with debt, are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in readily marketable inventories was primarily due to higher prices and increased selling by farmers that began in the latter half of 2003 due to the increase in soybean commodity prices.

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

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and credit lines, which are sufficient to meet our business needs. At March 31, 2004, we had $152 million outstanding under our commercial paper program, which has a maximum available borrowing capacity of $600 million. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program. If we were unable to access the commercial paper market, we would use our bank credit lines, which would be at a higher cost than our commercial paper.

        At March 31, 2004, we had approximately $541 million of committed unused and available borrowing capacity under our commercial paper program, other short-term lines of credit and under long-term credit facilities, all of which are held through a number of lending institutions.

        Our short-term and long-term debt increased by $821 million at March 31, 2004 from December 31, 2003 primarily due to the increase in soy commodity prices which resulted in an increase in our inventory levels.

        In April 2004, we completed an offering of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The notes were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp., and fully and unconditionally guaranteed by Bunge Limited. Interest on these unsecured senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. We used the net proceeds of this offering, approximately $496 million, for the repayment of outstanding indebtedness.

        Shareholders' Equity.    Shareholders' equity increased to $2,428 million at March 31, 2004 from $2,377 million at December 31, 2003 as a result of net income of $70 million, other comprehensive loss of $15 million, which includes foreign exchange losses of $27 million, and $7 million attributable to the issuance of our common shares upon the exercise of employee stock options and the vesting of restricted stock units. This increase was partially offset by dividends paid to shareholders of $11 million.

  Cash Flows

        Three Months Ended March 31, 2004 Compared to 2003.    In the three months ended March 31, 2004, our cash balance increased $34 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $74 million decrease in our cash balance in the three months ended March 31, 2003.

        Our operating activities used cash of $720 million in the three months ended March 31, 2004, compared to cash used of $3 million in the three months ended March 31, 2003. Historically, our cash flow from operations has varied depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. The decrease in cash flows from operating activities is primarily due to significant increases in our readily marketable inventories. Soybean prices have increased 60% since mid-2003. This increase in soybean prices has resulted in significant selling by farmers, which increased our use of cash to acquire inventories. The rising agricultural commodity prices increased use of working capital, which reduced cash from operations by approximately $793 million in the three months ended March 31, 2004. Our risk management policies include hedging strategies to mitigate the risk that the cost of these inventories would not be recovered. We anticipate generating positive cash flows from operating activities when these inventories are sold. In addition, we expect that a return of prices to historical levels should also contribute to positive cash flows from operating activities.

        Cash used by investing activities was $47 million in the three months ended March 31, 2004, compared to cash used of $49 million in the three months ended March 31, 2003. Investments in property, plant and equipment of $52 million consisted primarily of additions under our normal capital expenditure plan. Of this amount, $20 million represented maintenance capital expenditures in the three months ended March 31, 2004, compared to $16 million in the three months ended March 31, 2003. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in the three months ended March 31, 2004 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. Also included in cash flow from investing is $7 million received in the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo.

        Cash provided by financing activities was $803 million in the three months ended March 31, 2004, compared to cash used of $40 million in the three months ended March 31, 2003. In the three months ended March 31, 2004, we increased our borrowings of short- and long-term debt primarily to finance our additional working capital requirements. Dividends paid to our shareholders in the three months ended March 31, 2004 were $11 million and $10 million in the three months ended March 31, 2003.

  Guarantees

        We have issued or were a party to the following third-party guarantees at March 31, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	17
Customer financing	94

Total	$180

        Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales have been deferred and are being recognized ratably over the related lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds of such sales up to fixed amounts specified in the agreements. If the proceeds are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        Prior to January 1, 2003, we issued a guarantee to a financial institution related to the debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        We issued guarantees to a financial institution in Brazil related to amounts owed to the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At March 31, 2004, approximately $35 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at March 31, 2004.

        We have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $3,008 million, all of which is through the master trust facility at March 31, 2004. All outstanding debt related to these guarantees is included in the consolidated balance sheet at March 31, 2004. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        In addition, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit guarantees is $267 million.

Recent Developments

        On April 29, 2004, we filed a registration statement with the Securities and Exchange Commission relating to a proposed primary offering of 9.5 million of our common shares. The proposed offering is expected to close in the second quarter of 2004. With the proceeds of the offering, we intend to buy back the minority interests of Bunge Brasil S.A., our publicly traded Brazilian subsidiary, through a tender offer in Brazil. The tender offer is expected to close in the third quarter of 2004. Assuming 100% of the shares of Bunge Brasil minority interest shareholders are acquired, approximately $295 million of the proceeds of the proposed equity offering will be required for this transaction. The remaining proceeds from this offering will be used for general corporate purposes, which may include acquisitions, capital expenditures and working capital purposes.

        We are involved in arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. In April 2004, we were notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million. We are currently reviewing the decision of the arbitration tribunal and analyzing our alternatives with respect to this decision. We are entitled to be indemnified by Edison S.p.A., from whom we purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of March 31, 2004, we have recorded an obligation of $39 million to Cereol's former joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. We have assessed the collectibility of this receivable under the terms of our agreement with Edison and believe this amount is fully collectible under the agreement.

        In connection with Cereol's operations in Eastern Europe, Cereol entered into a joint venture with the European Bank for Reconstruction and Development, or EBRD, pursuant to which Cereol owns approximately 60% and the EBRD owns approximately 40% of Polska Oil Investment B.V., or Polska Oil. Polska Oil, in turn, owns 50% of Zaklady Thuszczowe Kruszwica S.A., or Kruszwica, a Polish producer of bottled edible oils. We also have a 32% additional direct interest in Kruszwica. Polska Oil and Kruszwica are consolidated subsidiaries of Bunge. Pursuant to an amended and restated shareholders agreement between Cereol and the EBRD, the EBRD had the option to put its shares in Polska Oil to us at any time prior to June 3, 2005 at the then current fair market value as determined by an independent expert, subject to a floor and cap based on a contractual formula. In April 2004, the EBRD exercised its put option and we purchased the EBRD stake in Polska Oil for approximately €22 million or approximately $27 million.

Dividends

        On March 12, 2004, we announced that we will pay a regular quarterly dividend of $.11 per share on June 1, 2004 to shareholders on record on May 17, 2004.

Critical Accounting Policies

        Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies since December 31, 2003.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. We have applied the EITF and the proposed FSP to our consolidated balance sheet at March 31, 2004 and have reclassified the prior period's consolidated balance sheet to conform to this presentation.

        In January 2004, the FASB issued Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, The act, signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Presently, authoritative guidance on the accounting for this subsidy has not been issued. We have elected a one-time deferral of the accounting for the effects of the act, as permitted by this FSP. This deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued, and when issued we may need to reclassify previously reported information.

        In December 2003, FASB issued revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision of SFAS No. 132 does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, Pension Plans and Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. This statement retains the disclosure requirements of SFAS No. 132, which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about plan assets, investment strategy, measurement dates, plan obligations, cash flows of defined benefit pension plans and other defined benefit postretirement plans. Also required for interim reporting will be the components of periodic benefit cost recognized during the interim period. We have complied with the disclosure requirements of the revised SFAS No. 132.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodities Risk

        We operate in many areas of the food industry from agricultural raw materials to the production and sale of branded food products. As a result, we use and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, wheat and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We enter into various derivative contracts, primarily exchange-traded futures, with the objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed-price agricultural commodity positions permissible for our operating companies, which are a combination of quantity and value at risk limits. We measure and review our sensitivity to our net commodities position on a daily basis.

        We use a sensitivity analysis to estimate our exposure to market risk on our agricultural commodity position. The daily net agricultural commodity position consists of inventory, related purchase and sale contracts, and exchange-traded contracts, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted average futures prices for the period. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2004		Year Ended December 31, 2003
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$330	$33	$517	$52
Highest short position	(27)	(3)	(50)	(5)

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk of foreign exchange rate fluctuations, we follow a policy of hedging net monetary assets and liabilities and transactions denominated in currencies other than the functional currencies applicable to each of our various subsidiaries. Our primary exposure is related to our businesses located in Brazil and Argentina and to a lesser extent, Europe, the Middle East and Asia. To minimize the adverse impact of currency movements, we enter into foreign exchange swaps and option contracts to hedge currency exposures.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $681 million as of March 31, 2004 and December 31, 2003, respectively. Included in other comprehensive income (loss) are exchange losses of $3 million in the three months ended March 31, 2004 and exchange gains of $118 million in the year ended December 31, 2003, related to permanently invested intercompany loans.

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

(US$ in millions)	As of March 31, 2004	As of December 31, 2003
Brazilian Operations:
Net currency short position, from financial instruments, including derivatives	$(1,216)	$(1,080)
Market risk	(122)	(108)
Agricultural commodities inventories	1,215	1,063
Net currency long position, less agricultural commodities inventories	(1)	(17)
Market risk	$—	$(2)
Argentine Operations:
Net currency short position, from financial instruments, including derivatives	$(5)	$(32)
Market risk	—	(3)
Agricultural commodities inventories	46	71
Net currency long position, less agricultural commodities inventories	41	39
Market risk	$4	$4

Interest Rate Risk

        There have been no significant changes in our interest rate risk since December 31, 2003.

Item 4.    CONTROLS AND PROCEDURES

        As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e), as of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        We are involved in arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. In April 2004, we were notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million. We are currently reviewing the decision of the arbitration tribunal and analyzing its alternatives with respect to this decision. We are entitled to be indemnified by Edison S.p.A., from whom we purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of March 31, 2004, we have recorded an obligation of $39 million to Cereol's former joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. We have assessed the collectibility of this receivable under the terms of our agreement with Edison and believe this amount is fully collectible under the agreement.

Item 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The exhibits listed in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

  (b)
  The following Current Reports of Form 8-K were filed or furnished by the Registrant during the quarter ended March 31, 2004:

  •
  Current Report on Form 8-K, filed July 27, 2004, regarding all previously filed information on Form 6-K since the year-ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Date: July 27, 2004	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
	By:	/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
BUNGE LIMITED TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
BUNGE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (United States Dollars in Millions, except per share data )
BUNGE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (United States Dollars in Millions, except share data)
BUNGE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (United States Dollars in Millions)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cautionary Statement Regarding Forward-Looking Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 3. Defaults Upon Senior Securities
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX