Form 10-Q
period 2004-06-30
BUNGE LTD
filed 2004-08-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒            No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☒ No    ☐

        As of August 4, 2004, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01; 110,016,156

BUNGE LIMITED

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BUNGE LIMITED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

         (United States Dollars in Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$6,657	$5,181	$12,396	$10,023
Cost of goods sold	(6,161)	(4,912)	(11,535)	(9,481)

Gross profit	496	269	861	542
Selling, general and administrative expenses	(192)	(164)	(370)	(313)
Gain on sale of soy ingredients business	—	111	—	111
Interest income	24	24	40	44
Interest expense	(62)	(57)	(114)	(111)
Foreign exchange gains (losses)	(64)	70	(80)	77
Other income (expense)-net	(1)	3	10	4

Income from continuing operations before income tax and minority interest	201	256	347	354
Income tax expense	(58)	(48)	(116)	(85)

Income from continuing operations before minority interest	143	208	231	269
Minority interest	(31)	(25)	(49)	(45)

Income from continuing operations	112	183	182	224
Discontinued operations, net of tax	—	(1)	—	(2)

Net income	$112	$182	$182	$222

Earnings per common share—basic (Note 15):
Income from continuing operations	$1.08	$1.84	$1.79	$2.25
Discontinued operations	—	(0.01)	—	(0.02)

Net income per share	$1.08	$1.83	$1.79	$2.23

Earnings per common share—diluted (Note 15):
Income from continuing operations	$1.00	$1.81	$1.65	$2.22
Discontinued operations	—	(0.01)	—	(0.02)

Net income per share	$1.00	$1.80	$1.65	$2.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

         (United States Dollars in Millions, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$524	$489
Trade accounts receivable (less allowance of $95 and $100)	1,889	1,495
Inventories (Note 3)	3,583	2,867
Deferred income taxes	63	93
Other current assets (Note 5)	1,387	1,474

Total current assets	7,446	6,418

Property, plant and equipment, net	2,010	2,090
Goodwill (Note 6)	138	148
Other intangible assets	97	92
Investments in affiliates	554	537
Deferred income taxes	255	233
Other non-current assets	344	366

Total assets	$10,844	$9,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$649	$889
Current portion of long-term debt	143	128
Trade accounts payable	2,100	1,678
Deferred income taxes	55	42
Other current liabilities (Note 7)	1,194	1,200

Total current liabilities	4,141	3,937

Long-term debt	2,826	2,377
Deferred income taxes	183	206
Other non-current liabilities (Note 11)	407	433
Commitments and contingencies (Note 11)
Minority interest in subsidiaries	505	554
Shareholders' equity:
Common shares, par value $.01; authorized–240,000,000 shares; issued and outstanding: 2004–110,004,439 shares, 2003–99,908,318 shares	1	1
Additional paid-in capital	2,348	2,010
Retained earnings	1,182	1,022
Accumulated other comprehensive loss	(749)	(656)

Total shareholders' equity	2,782	2,377

Total liabilities and shareholders' equity	$10,844	$9,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$182	$222
Adjustments to reconcile net income to cash used for operating activities:
Gain on sale of soy ingredients business	—	(111)
Foreign exchange (gain) loss on debt	88	(121)
Bad debt expense	7	4
Depreciation, depletion and amortization	101	88
Deferred income taxes	3	(67)
Minority interest	49	45
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(449)	(94)
Inventories	(899)	(165)
Recoverable taxes	(98)	30
Trade accounts payable	535	153
Arbitration settlement	—	(57)
Other—net	165	293

Cash (used for) provided by operating activities	(316)	220

INVESTING ACTIVITIES
Payments made for capital expenditures	(120)	(119)
Business acquisitions, net of cash acquired	(37)	(75)
Investments in affiliates	(18)	—
Proceeds from sale of soy ingredients business	—	251
Proceeds from disposal of property, plant and equipment	10	20

Cash (used for) provided by investing activities	(165)	77

FINANCING ACTIVITIES
Net change in short-term debt	(226)	(303)
Proceeds from long-term debt	850	321
Repayment of long-term debt	(387)	(393)
Proceeds from receivable from former shareholder	—	55
Proceeds from sale of common shares	336	5
Dividends paid to shareholders	(22)	(20)
Dividends paid to minority interest	(18)	(44)

Cash provided by (used for) financing activities	533	(379)
Effect of exchange rate changes on cash and cash equivalents	(17)	53

Net increase (decrease) in cash and cash equivalents	35	(29)
Cash and cash equivalents, beginning of period	489	470

Cash and cash equivalents, end of period	$524	$441

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from Bunge's audited financial statements at that date. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Bunge's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2004.

        Reclassifications—Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

        In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. Bunge has applied the EITF and the proposed FSP to its consolidated balance sheet beginning as of March 31, 2004 and has reclassified the prior period consolidated balance sheet to conform to this presentation.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act to which FSP 106-1 relates was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Bunge has elected a one-time deferral of the accounting for the effects of the Act, as permitted by this FSP. In May 2004, the FASB issued FSP No. FAS 106-2 that superceded FASB FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for interim periods beginning after June 15, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. This Staff Position will require a remeasurement of the applicable Plans' assets and benefit obligations at the applicable date.

3.    INVENTORIES

        Inventories consist of the following:

(US$ in millions)	June 30, 2004	December 31, 2003
	(Unaudited)
Agribusiness-Readily marketable inventories at market value(1)	$2,434	$1,868
Fertilizer	614	316
Edible oils	256	308
Milling	69	68
Other(2)	210	307

Total	$3,583	$2,867

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    BUSINESS COMBINATIONS

        Acquisition of Bunge Brasil Minority Interest—Bunge intends to buy back the outstanding minority interest in Bunge Brasil S.A., its publicly traded Brazilian subsidiary, through a tender offer pursuant to Brazilian law. The tender offer is expected to close in the second half of 2004, subject to receipt of regulatory approvals.

        Polska Oil—In April 2004, Bunge acquired the remaining 40% of Polska Oil Investment B.V., a holding company for certain of Bunge's Polish operations, from the European Bank for Reconstruction and Development, or EBRD, pursuant to the terms of an amended and restated shareholders agreement between the parties. The purchase price of the EBRD stake in Polska Oil was approximately $27 million.

        J. Macêdo Exchange Transaction—In the quarter ended March 31, 2004, Bunge completed an exchange transaction with J. Macêdo, whereby Bunge exchanged its Brazilian domestic retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash. The assets exchanged were comprised primarily of brands. Bunge recognized a pre-tax gain of $5 million as a result of this transaction, which is included in other income (expense)-net in the condensed consolidated statement of income for the six months ended June 30, 2004.

        Acquisition Restructuring—In connection with the acquisition of Cereol S.A., Bunge has accrued termination benefits and facility related realignment obligations as part of its integration plan (the Plan). The Plan is designed to streamline personnel and realign facilities acquired from Cereol. These obligations, which totaled $35 million, have been accrued as part of the purchase price and are included in other current liabilities in the condensed consolidated balance sheets. Bunge's integration process and the Plan regarding this acquisition, which included an evaluation of these issues was finalized in 2003. Of the obligations accrued, $29 million relate to employee termination and $6 million relate to facility realignment. The following table summarizes activity related to the Plan:

(US$ in millions)	Employee Termination Obligations	Facility Realignment Obligations	Total
Balance, December 31, 2003	$20	$4	$24
Amount paid	(6)	(2)	(8)

Balance, June 30, 2004	$14	$2	$16

        Payments related to employee termination and facility realignment obligations are expected to be substantially completed in 2005. The Plan is expected to be funded by cash flows from operations. No significant unresolved issues exist related to the Plan. Any adjustments to the Plan will be reported as an adjustment to net income.

5.    OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	June 30, 2004	December 31, 2003
	(Unaudited)
Prepaid commodity purchase contracts	$25	$247
Secured advances to suppliers	360	280
Unrealized gain on derivative contracts	451	418
Recoverable taxes	150	70
Marketable securities	29	13
Other	372	446

Total	$1,387	$1,474

6.    GOODWILL

        At June 30, 2004, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Unallocated	Total
Balance, December 31, 2003	$138	$5	$5	$—	$148
Foreign exchange translation	(8)	—	—	—	(8)
Tax benefit on goodwill amortization (1)	(2)	—	—	—	(2)

Balance, June 30, 2004	$128	$5	$5	$—	$138

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.    OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	June 30, 2004	December 31, 2003
	(Unaudited)
Accrued liabilities	$617	$608
Unrealized loss on derivative contracts	287	336
Advances on sales	155	146
Other	135	110

Total	$1,194	$1,200

8.    LONG-TERM DEBT

        In June 2004, Bunge entered into various interest rate swap agreements. Bunge uses interest rate swaps to manage its exposure to fluctuations in interest rates on a portion of its fixed rate debt instruments. The interest rate swap agreements are accounted for as fair value hedges. The derivatives have been recorded at fair value in the condensed consolidated balance sheet within other assets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. The derivatives were assumed to be perfectly effective under the shortcut method of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

        The following table summaries these transactions as of June 30, 2004:

	Maturity		Fair Value
(US$ in millions)	2008	2014	Total	As of June 30, 2004
Receive fixed/pay variable notional amount	$500	$500	$1,000	$9
Variable rate payable(1)	2.23%	2.17%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR minus a spread.

        In April 2004, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The senior notes were issued by Bunge's wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. Interest on the senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. Bunge used the net proceeds of this offering, of approximately $496 million, for the repayment of outstanding indebtedness.

9.    RELATED PARTY TRANSACTIONS

        Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A., a subsidiary of Mutual Investment Limited engaged in the business of meat and poultry production. These sales were

$3 million and $5 million for the three and six months ended June 30, 2004, respectively, and $1 million and $3 million for the three and six months ended June 30, 2003, respectively.

        In addition, Bunge sold soybeans and related soybean products to The Solae Company, its joint venture with DuPont, which totaled $49 million and $94 million for the three and six months ended June 30, 2004, respectively. Bunge also purchased soybean meal and soybean oil from Solae, which totaled $22 million and $28 million for the three and six months ended June 30, 2004, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Service cost	$2	$2	$4	$4
Interest cost	5	4	8	7
Expected return on plan assets	(5)	(3)	(8)	(7)
Amortization of prior service cost	1	—	1	—
Recognized net (gain) loss	—	—	1	1
Curtailment gains	—	(8)	—	(8)

Net periodic benefit cost (income)	$3	$(5)	$6	$(3)

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Expected return on plan assets	—	—	—	—
Recognized net (gain) loss	—	—	—	—
Curtailment gains	—	(3)	—	(3)

Net periodic benefit cost (income)	$1	$(2)	$1	$(2)

        Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $9 million to its defined benefit pension plans and $2 million to its postretirement benefit plans during 2004. As of June 30, 2004, Bunge made contributions to the defined benefit pension plans totaling $2 million and $1 million for the 2004 and 2003 plan year, respectively. Approximately $1 million was paid to the postretirement benefit plans for the 2004 plan year. In addition, Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $6 million to a non-qualified plan for a lump-sum distribution from this plan in 2004. As of June 30, 2004, Bunge has made the $6 million contribution and distribution from this non-qualified plan.

11.   COMMITMENTS AND CONTINGENCIES

        Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of June 30, 2004 and December 31, 2003 are the following accrued liabilities:

(US$ in millions)	June 30, 2004	December 31, 2003
	(Unaudited)
Tax claims	$112	$112
Labor claims	76	79
Civil and other claims	66	67

Total	$254	$258

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

        Civil and other—The civil and other claims primarily relate to various disputes with suppliers and customers.

        Oleina Holding Arbitration—Bunge is involved in arbitration proceedings at the ICC International Court of Arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding S.A. and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. In April 2004, Bunge was notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million, which request remains pending with the arbitration tribunal. In May 2004, Bunge filed a recourse for annulment of the arbitration decision with the Federal Court of Lausanne, Switzerland, and in July 2004 the Federal Court issued a decision suspending enforcement of the arbitration award pending its decision on the recourse for annulment. Bunge is entitled to be indemnified by Edison S.p.A., from whom it purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of

June 30, 2004, Bunge has recorded an obligation of $39 million to Cereol's joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed Bunge that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. Bunge has assessed the collectibility of this receivable under the terms of its agreement with Edison and believes this amount is fully collectible under the agreement.

        Antitrust Approval of Manah Acquisition—In April 2000, Bunge acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil S.A. Fosfertil is the main Brazilian producer of phosphate used to produce NPK fertilizers. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between Bunge and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not been finalized, Bunge does not expect them to have a material adverse impact on its business or financial results.

        Guarantees—We have issued or were a party to the following guarantees at June 30, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	16
Customer financing	99

Total	$184

        Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at June 30, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        We issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At June 30, 2004, $37 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at June 30, 2004.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,625 million at June 30, 2004. Debt related to these guarantees is included in the condensed consolidated balance sheet at

June 30, 2004. There are no significant restrictions on the ability of any of our subsidiary to transfer funds to us.

        Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit guarantees is $236 million.

12.   COMPREHENSIVE INCOME (LOSS)

        The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$112	$182	$182	$222
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $4 and $4 (2004), $(3) and $(6) (2003)	(77)	266	(104)	370
Unrealized gains (losses) on commodity futures designated as cash flow hedges, net of tax (expense) benefit of $0 and $(2) (2004), $1 and $2 (2003)	(1)	(2)	3	(4)
Loss on treasury rate lock contracts	1	—	1	—
Reclassification of realized (gains) losses to net income, net of tax (expense) benefit of $0 and $4 (2004), $2 and $0 (2003)	(1)	4	7	1

Total comprehensive income (loss)	$34	$450	$89	$589

13.   STOCK-BASED COMPENSATION

        Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan. Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards. The non-employee directors' equity incentive plan provides for awards of stock options to Bunge's non-employee directors. To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. Under these equity incentive plans, during the six months ended June 30, 2004, Bunge (1) issued 262,047 common shares upon the exercise of stock options, (2) issued 59,074 shares upon the vesting of certain performance-based restricted stock units and regular time-vested restricted stock units, which included dividend equivalents paid in common shares and (3) pursuant to an election made by participants, paid out 158,181 vested performance-based restricted stock units in cash, rather than common shares.

        In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

        In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock unit awards for subsequent changes in the fair market value of the awards. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. Bunge recognized compensation

13.   STOCK-BASED COMPENSATION (continued)

expense of $3 million and $7 million for the six and three months ended June 30, 2004, respectively, related to its restricted stock unit awards. In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method. The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except per share data)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income, as reported	$112	$182	$182	$222
Deduct: Total stock-based compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(2)	(2)	(4)	(4)

Pro forma net income	$110	$180	$178	$218

Earnings per common share:
Basic—as reported	$1.08	$1.83	$1.79	$2.23

Basic—pro forma	$1.06	$1.81	$1.75	$2.19

Diluted—as reported(1)	$1.00	$1.80	$1.65	$2.20

Diluted—pro forma(1)	$.98	$1.78	$1.62	$2.16

(1)
The numerator for the calculation of diluted pro forma earnings per share in the three and six months ended June 30, 2004 was adjusted by $1 million and $2 million, respectively, for interest expense related to the Convertible Notes (see Note 15).

14.   INCOME TAXES

        Bunge's annual effective tax rate is affected by the geographic locations in which it does business, movements in foreign exchange rates and U.S. tax incentives on export sales.

        Bunge has obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. FSC (foreign sales corporation) through 2001. Beginning in 2002, due to the repeal of the FSC, Bunge was required to use the tax provisions of the Extraterritorial Income (ETI) exclusion, which was substantially similar to the FSC. The U.S. Congress is currently considering legislation to repeal the ETI and propose a new tax incentive for certain domestic manufacturers. Bunge will continue to monitor the new legislation and determine its effects as the legislation continues to develop.

15.   EARNINGS PER SHARE

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

        In addition, the computation of diluted earnings per common share for the three and six months ended June 30, 2004 includes the 7,778,425 common shares that would be issuable on conversion of Bunge's 3.75% convertible notes due 2022 (the Convertible Notes). The Convertible Notes are convertible at the option of the holder into Bunge's common shares during, among other circumstances, any calendar quarter in which the closing price of Bunge's common shares for at least 20 of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402, or approximately $38.57 per share. The closing price condition was satisfied as of March 31, 2004 and the Convertible Notes were convertible at the option of the holder throughout the quarter ended June 30, 2004. The Convertible Notes are not convertible during the quarter ending September 30, 2004 since the closing price condition was not satisfied as of June 30, 2004. However, if the closing price condition is satisfied as of September 30, 2004, the 7,778,425 common shares issuable on conversion will be included in Bunge's fully diluted earnings per share calculation for the third quarter of 2004. Bunge's diluted weighted average common shares outstanding for the three and six months ended June 30, 2003 do not include the common shares that would be issuable upon conversion of the Convertible Notes because, in accordance with their terms, these Convertible Notes had not yet become convertible.

        The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Income from continuing operations—basic	$112	$183	$182	$224
Interest on Convertible Notes, net of tax	1	—	2	—

Income from continuing operations—diluted	$113	$183	$184	$224

Weighted average number of common shares outstanding:
Basic	103,434,409	99,696,727	101,725,621	99,641,565
Effect of dilutive shares:
—Stock options and awards	1,678,953	1,226,735	1,743,109	1,062,955
—Convertible Notes	7,778,425	—	7,778,425	—

Diluted	112,891,787	100,923,462	111,247,155	100,704,520

Income from continuing operations per share:
Basic	$1.08	$1.84	$1.79	$2.25

Diluted	$1.00	$1.81	$1.65	$2.22

        In June 2004, Bunge completed a public offering of 9,775,000 of its common shares, including the underwriters' over-allotment option, for net proceeds of $330 million, after underwriting discounts, commissions and expenses. With the net proceeds of the offering, Bunge intends to buy back the outstanding minority interest in Bunge Brasil S.A., its publicly traded Brazilian subsidiary, through a tender offer pursuant to Brazilian law (see Note 4). Pending the completion of the tender offer, the net proceeds of the public offering were used to reduce indebtedness.

16.   ARGENTINA

        In 2002, Bunge commenced recording, and continues to record, an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At June 30, 2004 and December 31, 2003, this allowance for recoverable taxes was $35 million and $25 million, respectively. In the three and six months ended June 30, 2004, Bunge increased this allowance for recoveries of these taxes in the amount of $19 million and $10 million, respectively, as a result of increased purchases of commodity inventories. In the three and six months ended June 30, 2003, Bunge had decreased this allowance for recoveries of these taxes in the amount of $20 million and $9 million, respectively, as a result of either cash received by Bunge or compensation against taxes owed by Bunge to the Argentine government.

17.   SEGMENT INFORMATION

        In the second quarter of 2004, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and six months ended June 30, 2003 have been reclassified to conform to the current presentation.

        In the first quarter of 2003, Bunge changed the name of its "wheat milling and bakery products" segment to "milling and baking products" in connection with the reclassification of its corn milling products business line from the "other" segment to the "milling and baking products" segment. As a result of this change, Bunge's "other" segment reflects only its Brazilian soy ingredients business line, which was sold to The Solae Company, Bunge's joint venture with DuPont, in May 2003. In the fourth quarter of 2003, Bunge changed the name of its "milling and baking products" segment to "milling products" in connection with the sale of its U.S. bakery business. The operating results of the disposed U.S. bakery business have been reported as discontinued operations for the three and six months ended June 30, 2003.

        In the fourth quarter of 2003, Bunge changed its presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three and six months ended June 30, 2003.

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

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
	(Unaudited)
Three months ended June 30, 2004
Net sales to external customers	$4,912	$524	$1,025	$196	$—	$—	$6,657
Intersegment revenues	284	—	14	2	—	(300)	—
Gross profit	287	116	70	23	—	—	496
Foreign exchange loss	(45)	(13)	—	—	—	(6)	(64)
Interest income	3	11	3	1	—	6	24
Interest expense	(30)	(9)	(7)	—	—	(16)	(62)
Segment operating profit	113	67	25	13	—	—	218
Depreciation, depletion and amortization	$(20)	$(17)	$(10)	$(3)	$—	$—	$(50)
Three months ended June 30, 2003
Net sales to external customers	$3,832	$415	$746	$182	$6	$—	$5,181
Intersegment revenues	118	—	20	4	—	(142)	—
Gross profit	82	88	78	20	1	—	269
Foreign exchange gain (loss)	67	(11)	—	—	(2)	16	70
Interest income	4	13	2	—	—	5	24
Interest expense	(27)	(7)	(5)	(3)	—	(15)	(57)
Segment operating profit(1)	45	58	28	6	(1)	—	136
Depreciation, depletion and amortization	$(15)	$(14)	$(8)	$(2)	$—	$—	$(39)
Six months ended June 30, 2004
Net sales to external customers	$9,153	$890	$1,957	$396	$—	$—	$12,396
Intersegment revenues	557	—	23	7	—	(587)	—
Gross profit	487	201	132	41	—	—	861
Foreign exchange loss	(50)	(24)	—	—	—	(6)	(80)
Interest income	5	20	6	3	—	6	40
Interest expense	(60)	(20)	(14)	(3)	—	(17)	(114)
Segment operating profit	180	108	47	19	—	—	354
Depreciation, depletion and amortization	$(41)	$(34)	$(20)	$(6)	$—	$—	$(101)
Six months ended June 30, 2003
Net sales to external customers	$7,455	$701	$1,461	$354	$52	$—	$10,023
Intersegment revenues	299	—	42	10	2	(353)	—
Gross profit	193	148	148	35	18	—	542
Foreign exchange gain (loss)	78	(13)	—	—	(1)	13	77
Interest income	7	24	3	—	—	10	44
Interest expense	(40)	(19)	(14)	(5)	(2)	(31)	(111)
Segment operating profit(1)	88	96	47	8	8	—	247
Depreciation, depletion and amortization	$(41)	$(26)	$(15)	$(6)	$—	$—	$(88)

(1)
Agribusiness segment operating profit for the three and six months ended June 30, 2003 included a non-cash curtailment gain of $11 million reflecting a reduction in pension and postretirement benefit liabilities due to the transfer of employees to Solae.

        A reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)
	2004	2003	2004	2003
	(Unaudited)
Income from continuing operations before income tax and minority interest	$201	$256	$347	$354
Gain on sale of soy ingredients business	—	(111)	—	(111)
Unallocated expenses—net(1)	17	(9)	7	4

Total segment operating profit	$218	$136	$354	$247

(1)
Unallocated expenses-net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

Cautionary Statement Regarding Forward-Looking Statements

        This report contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. The following important factors, among others, could affect our business and financial performance: governmental policies affecting our business, including agricultural and trade policies and laws governing environmental liabilities; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; estimated demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the agribusiness industry and unpredictability of the weather; agricultural, economic, social and political conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Events Affecting Operating Results

Second Quarter 2004 Overview

        Our agribusiness results for the second quarter of 2004 were higher than the second quarter of 2003 as a result of volume growth and improved operating profit margins. The volume increase was driven by higher origination volumes for wheat in North America and corn in Brazil. Effective freight and risk management, strong softseed profitability and efficiency improvements in logistics contributed to the results for the quarter. Soybean processing profitability in Europe continued to be negatively affected by reduced demand caused by substitution for lower priced feed ingredients. However, profitability in our softseed product lines benefited from the related increase in soybean prices.

        Soybean prices have been volatile over the last three fiscal quarters, with soybean futures prices rising to levels not seen in over 15 years, due to shortages of soybeans caused by the poor U.S. harvest in 2003/2004 and a 2004 South American harvest that was unchanged compared to last year. However, during the second quarter of 2004, soybean prices began to decline due to market expectations of a larger crop in the upcoming 2004/2005 North American harvest.

        Our agribusiness earnings are not directly tied to oilseed prices as segment operating profit is determined by the relative difference between the price at which we buy oilseeds and the price at which we sell the derived products of meal and oil, among other factors. We also minimize our exposure to price fluctuations through hedging transactions. However, volatile agricultural commodity prices increase the risk that counter-parties may default under contracts, particularly forward sales contracts, when market prices change dramatically. Due to the very high soybean prices experienced during the first half of 2004 and subsequent price declines, certain customers have defaulted on their forward purchase contracts for soybeans and soybean commodity products. Considering these defaults, we have valued certain forward sales contracts at less than the respective contract prices based upon an appraisal of current fair market value, the effects of which are reflected in our results for the three and six months ended June 30, 2004. However, through our effective freight and risk management strategies, we were able to benefit from market opportunities created by the unusually volatile agribusiness markets and more than offset the effects of the defaults.

        Our fertilizer results for the second quarter of 2004 benefited from higher average selling prices for fertilizers and increases in sales volumes, which resulted in improved performance compared to the second quarter of 2003. International selling prices for imported fertilizers and raw materials were higher than the second quarter of 2003, which helped to increase margins on locally produced fertilizer as it is priced to import parity.

        In our edible oil products segment, our sales volumes increased during the second quarter of 2004 compared to the same quarter in 2003, driven by growth in North and South America. Segment operating profit decreased in the second quarter of 2004 compared to the same quarter in 2003. However, excluding the 2003 results of Lesieur, which we sold to our Saipol joint venture in July 2003, segment operating profit increased. On this comparable basis, the profitability of our edible oil products segment benefited as margins improved in our softseed business in Eastern Europe.

Results of Operations

        Set forth in the table below is a summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated.

        In the second quarter of 2004, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and six months ended June 30, 2003 have been reclassified to conform to the current presentation.

        In the fourth quarter of 2003, we changed our presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three and six months ended June 30, 2003.

        In the second quarter of 2003, we sold our Brazilian soy ingredients business to The Solae Company. As a result, our "other (soy ingredients)" segment now reflects only the historical results of our soy ingredients business line.

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2004	2003	Change	2004	2003	Change
Volumes (in thousands of metric tons):
Agribusiness	24,880	23,548	6%	44,817	42,330	6%
Fertilizer	2,634	2,417	9%	4,394	4,278	3%
Edible oil products	1,243	1,182	5%	2,413	2,360	2%
Milling products	1,034	836	24%	2,000	1,661	20%
Other (soy ingredients)	—	8	(100)%	—	140	(100)%

Total	29,791	27,991	6%	53,624	50,769	6%

Net sales:
Agribusiness	$4,912	$3,832	28%	$9,153	$7,455	23%
Fertilizer	524	415	26%	890	701	27%
Edible oil products	1,025	746	37%	1,957	1,461	34%
Milling products	196	182	8%	396	354	12%
Other (soy ingredients)	—	6	(100)%	—	52	(100)%

Total	$6,657	$5,181	28%	$12,396	$10,023	24%

Cost of goods sold:
Agribusiness	$(4,625)	$(3,750)	23%	$(8,666)	$(7,262)	19%
Fertilizer	(408)	(327)	25%	(689)	(553)	25%
Edible oil products	(955)	(668)	43%	(1,825)	(1,313)	39%
Milling products	(173)	(162)	7%	(355)	(319)	11%
Other (soy ingredients)	—	(5)	(100)%	—	(34)	(100)%

Total	$(6,161)	$(4,912)	25%	$(11,535)	$(9,481)	22%

Gross profit:
Agribusiness	$287	$82	250%	$487	$193	152%
Fertilizer	116	88	32%	201	148	36%
Edible oil products	70	78	(10)%	132	148	(11)%
Milling products	23	20	15%	41	35	17%
Other (soy ingredients)	—	1	(100)%	—	18	(100)%

Total	$496	$269	84%	$861	$542	59%

Selling, general and administrative expenses:
Agribusiness	$(102)	$(81)	26%	$(202)	$(150)	35%
Fertilizer	(38)	(25)	52%	(69)	(44)	57%
Edible oil products	(41)	(47)	(13)%	(77)	(90)	(14)%
Milling products	(11)	(11)	—	(22)	(22)	—
Other (soy ingredients)	—	—	—	—	(7)	(100)%

Total	$(192)	$(164)	17%	$(370)	$(313)	18%

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2004	2003	Change	2004	2003	Change
Foreign exchange gain (loss):
Agribusiness	$(45)	$67		$(50)	$78
Fertilizer	(13)	(11)		(24)	(13)
Edible oil products	—	—		—	—
Milling products	—	—		—	—
Other (soy ingredients)	—	(2)		—	(1)

Total	$(58)	$54		$(74)	$64

Interest income:
Agribusiness	$3	$4	(25)%	$5	$7	(29)%
Fertilizer	11	13	(15)%	20	24	(17)%
Edible oil products	3	2	50%	6	3	100%
Milling products	1	—	100%	3	—	100%
Other (soy ingredients)	—	—	—	—	—	—

Total	$18	$19	(5)%	$34	$34	—

Interest expense:
Agribusiness	$(30)	$(27)	11%	$(60)	$(40)	50%
Fertilizer	(9)	(7)	29%	(20)	(19)	5%
Edible oil products	(7)	(5)	40%	(14)	(14)	—
Milling products	—	(3)	(100)%	(3)	(5)	(40)%
Other (soy ingredients)	—	—	—	—	(2)	(100)%

Total	$(46)	$(42)	(10)%	$(97)	$(80)	21%

Segment operating profit:
Agribusiness	$113	$45	151%	$180	$88	105%
Fertilizer	67	58	16%	108	96	13%
Edible oil products	25	28	(11)%	47	47	—
Milling products	13	6	117%	19	8	138%
Other (soy ingredients)	—	(1)	(100)%	—	8	(100)%

Total(1)	$218	$136	60%	$354	$247	43%

Depreciation, depletion and amortization:
Agribusiness	$20	$15	33%	$41	$41	—
Fertilizer	17	14	21%	34	26	31%
Edible oil products	10	8	25%	20	15	33%
Milling products	3	2	50%	6	6	—
Other (soy ingredients)	—	—	—	—	—	—

Total	$50	$39	28%	$101	$88	15%

Net income	$112	$182	(38)%	$182	$222	(18)%

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

        Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)
	2004	2003	2004	2003
	(Unaudited)
Income from continuing operations before income tax and minority interest	$201	$256	$347	$354
Gain on sale of soy ingredients business	—	(111)	—	(111)
Unallocated expenses—net(1)	17	(9)	7	4

Total segment operating profit	$218	$136	$354	$247

(1)
Unallocated expenses-net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 28% due to higher average selling prices for soy commodity products and a 6% increase in volumes. Selling prices increased over last year primarily due to the reduced U.S. soybean crop. Prices for our softseed products followed the trend of soybean product prices. The volume increase was driven mainly by higher origination volumes of wheat in North America and corn for export in Brazil.

        Cost of goods sold increased 23% due to the increased volumes and raw material costs and adjustments to the values attributable to certain forward sales contracts for agricultural commodity products due to nonperformance by counter-parties to these contracts. Also included in cost of goods sold in the second quarter of 2004 was a $19 million charge relating to reserves for recoverable taxes due from the Argentine government compared to a $20 million decrease in our allowance for recoverable taxes in the second quarter of 2003 due to either cash received by us or compensation against taxes owed by us to the Argentine government. Gross profit increased 250% due to the increase in volumes and improvements in margins due to effective freight and risk management, strong softseed profitability and efficiency improvements in logistics.

        Selling, general and administrative expenses (SG&A) increased 26% primarily due to increases in employee compensation expense, legal and tax provisions and an increase in the number of employees in our international marketing business. SG&A in the second quarter of 2003 benefited from an $11 million curtailment gain relating to a reduction in pension and postretirement benefit liabilities for employees transferred to The Solae Company, our soy ingredients joint venture with DuPont.

        Segment operating profit increased 151% primarily due to the volume growth and improvements in gross profit. The devaluation of the Brazilian real against the U.S. dollar during the second quarter of

2004 compared to March 31, 2004 resulted in foreign exchange losses on our U.S. dollar net monetary liability position in Brazil. In the second quarter of 2003, the Brazilian real appreciated against the U.S. dollar versus the value of the Brazilian real at March 31, 2003, which resulted in foreign exchange gains. Interest expense increased primarily due to higher inventory levels associated with the higher commodity prices.

        Fertilizer Segment.    Fertilizer segment net sales increased 26% due to higher average selling prices and a 9% increase in sales volumes. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, such as phosphate, which helped increase local prices as these products are priced to import parity. Fertilizer sales volumes benefited from planned increases in planted acreage compared to the same quarter last year.

        Cost of goods sold increased 25% due to increased sales volumes and higher imported raw material costs, which were mitigated in part by lower local production costs. Gross profit increased 32% as a result of higher fertilizer selling prices offset partially by increases in imported raw material costs and increased sales volumes.

        SG&A increased 52% due to increases in employee compensation expense because of higher salaries and certain other labor and legal provisions. In addition, the second quarter of 2003 benefited from non-recurring credits relating to Brazilian social health and welfare taxes and lower bad debt expense.

        Segment operating profit increased 16% primarily due to the increase in gross profit, partially offset by the increase in SG&A and financial costs.

        Edible Oil Products Segment.    The table below outlines our edible oil products segment results for the three months ended June 30, 2004 and 2003. The results for the three months ended June 30, 2003 include the results of Lesieur. In addition, for comparative purposes, the results of our edible oil products segment excluding Lesieur and the results of Lesieur alone, both for the three months ended June 30, 2003, are also presented.

	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2003	2003
(US$ in millions, except volumes)	Actual	Actual	Excluding Lesieur	Lesieur
Volumes (in thousands of metric tons)	1,243	1,182	1,084	98
Net sales	$1,025	$746	$627	$119
Cost of goods sold	(955)	(668)	(566)	(102)

Gross profit	70	78	61	17
Selling, general and administrative expenses	(41)	(47)	(37)	(10)
Interest income	3	2	2	—
Interest expense	(7)	(5)	(3)	(2)

Segment operating profit	$25	$28	$23	$5

        Edible oil products segment net sales, excluding Lesieur, increased 63% primarily due to a 15% increase in sales volumes and higher average selling prices. Volumes increased primarily in North and South America due to stronger demand. Increases in selling prices primarily resulted from higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also benefited softseed product sales prices, particularly in Eastern Europe.

        Cost of goods sold, excluding Lesieur, increased 69% primarily due to higher raw material costs and increases in sales volumes. Gross profit, excluding Lesieur, increased 15% primarily due to increases in sales volumes and margin expansion in Eastern Europe resulting from higher soybean oil prices which positively affected our softseed product selling prices.

        SG&A, excluding Lesieur, increased 11% primarily due to increases in legal provisions.

        Segment operating profit, excluding Lesieur, increased 9% primarily due to the improvement in gross profit margins in Eastern Europe and increases in sales volumes.

        Milling Products Segment.    Milling products segment net sales increased 8% primarily due to increases in corn milling sales volumes in the U.S. and wheat milling sales volumes in Brazil. Corn milling volumes increased primarily due to the addition of a facility acquired in the latter half of 2003. Wheat milling sales volumes benefited from the first quarter 2004 exchange of our Brazilian domestic retail flour assets for J. Macêdo's industrial flour business.

        Cost of goods sold increased 7% due to the increase in sales volumes and higher raw material costs. Gross profit increased 15% primarily due to the increase in sales volumes, improved production yields from good corn quality and a favorable product mix in wheat milling as a result of the J. Macêdo transaction.

        Segment operating profit increased 117% as a result of the improvement in gross profit and lower interest expense due to a reduction in working capital.

        Financial Costs.    A summary of consolidated financial costs for the periods indicated follows.

	Three Months Ended June 30,
(US$ in millions, except percentages)
	2004	2003	Change
Interest income	$24	$24	—
Interest expense	(62)	(57)	9%
Foreign exchange gains (losses)	(64)	70

        Interest expense increased 9% primarily due to higher average borrowings in the second quarter of 2004 compared to the second quarter of 2003, offset by lower average interest rates on long-term borrowings.

        Foreign exchange losses of $64 million related to exchange losses on our U.S. dollar net monetary liability position in Brazil primarily due to the 6% devaluation in the value of the Brazilian real in the second quarter of 2004 against the U.S. dollar. In contrast, in the second quarter of 2003, the value of the Brazilian real increased 17% against the U.S. dollar, resulting in foreign exchange gains.

        Other Income (Expense)—net.    Other income (expense)—net decreased $4 million to an expense of $1 million in the second quarter of 2004 from $3 million of income in the second quarter of 2003 primarily due to a decrease in our share of earnings from our joint ventures in Argentina.

        Income Tax Expense.    Income tax expense increased $10 million to $58 million in the second quarter of 2004 from $48 million in the second quarter of 2003. Our effective tax rate for the second quarter of 2004 increased to 29%, compared to 19% in the second quarter of 2003. Excluding the tax-free gain on the sale of our Brazilian soy ingredients business to Solae, the second quarter 2003 effective tax rate was 33%. The primary cause for the decrease in the effective tax rate in 2004 (excluding the gain from the sale of our Brazilian soy ingredients business) was the effect of a weaker Brazilian real.

        Minority Interest.    Minority interest increased to $31 million in the second quarter of 2004 from $25 million in the second quarter of 2003 primarily due to the increase in earnings of our less than wholly owned subsidiaries.

        Net Income.    Net income decreased $70 million to $112 million in the second quarter of 2004 from $182 million in the first quarter of 2003. Net income for the second quarter of 2003 included the $111 million gain on the sale of our Brazilian soy ingredients business to Solae.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 23% due to higher average selling prices for soy commodity products and a 6% increase in volumes. Selling prices increased compared to last year primarily due to the reduced U.S. soybean crop. Prices of our softseed products followed the trend of soybean product prices. Volume increases were driven mainly by higher origination volumes in North America and Brazil.

        Cost of goods sold increased 19% due to the increased volumes and raw material costs and adjustments to the values of certain forward sales contracts for agricultural commodity products due to nonperformance by certain counter-parties. Also included in cost of goods sold in the six months ended June 30, 2004 was a $10 million charge relating to reserves for recoverable taxes due from the Argentine government compared to a $9 million decrease in our allowance for recoverable taxes in the six months ended June 30, 2003 due to recovery of certain tax receivables.

        Gross profit increased 152% due to the increase in volumes and improvements in margins due to effective freight and risk management, strong softseed profitability and efficiency improvements in logistics.

        SG&A increased 35% primarily due to increases in employee compensation expense, legal and tax provisions and an increase in the number of employees in our international marketing business. SG&A in the six months ended June 30, 2003 benefited from an $11 million curtailment gain relating to a reduction in pension and postretirement benefit liabilities for employees transferred to Solae.

        Segment operating profit increased 105% primarily due to the volume growth and improvements in margins. The devaluation of the Brazilian real against the U.S. dollar during the six months ended June 30, 2004 versus the value of the Brazilian real at December 31, 2003 resulted in foreign exchange losses on our U.S. dollar net monetary liability position in Brazil. In the six months ended June 30, 2003, the Brazilian real appreciated against the U.S. dollar compared to December 31, 2002, which resulted in foreign exchange gains. Interest expense increased primarily due to higher inventory levels associated with the higher commodity prices.

        Fertilizer Segment.    Fertilizer segment net sales increased 27% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials which helped increase local prices as these products are priced to import parity.

        Cost of goods sold increased 25% due to higher imported raw material costs mitigated in part by lower local production costs. Gross profit increased 36% as a result of higher fertilizer selling prices offset partially by increases in imported raw material costs.

        SG&A increased 57% due to increases in employee compensation expense because of higher salaries and certain other labor and legal provisions. In addition, the six months ended June 30, 2003 benefited from non-recurring credits relating to social health and welfare taxes in Brazil and lower bad debt expense.

        Segment operating profit increased 13% primarily due to the increase in gross profit, partially offset by the increase in SG&A and foreign exchange losses. The increase in foreign exchange losses was primarily due to the effects of the devaluation of the Brazilian real on our Brazilian U.S. dollar net monetary liability position and related hedge costs.

        Edible Oil Products Segment.    The table below outlines our edible oil products segment results for the six months ended June 30, 2004 and 2003. The results for the six months ended June 30, 2003 include the results of Lesieur. In addition, for comparative purposes, the 2003 results of our edible oil products segment excluding Lesieur and the results of Lesieur alone, both for the six months ended June 30, 2003, are also presented.

	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2003	2003
(US$ in millions, except volumes)	Actual	Actual	Excluding Lesieur	Lesieur
Volumes (in thousands of metric tons)	2,413	2,360	2,105	255
Net sales	$1,957	$1,461	$1,186	$275
Cost of goods sold	(1,825)	(1,313)	(1,073)	(240)

Gross profit	132	148	113	35
Selling, general and administrative expenses	(77)	(90)	(68)	(22)
Interest income	6	3	3	—
Interest expense	(14)	(14)	(12)	(2)

Segment operating profit	$47	$47	$36	$11

        Edible oil products segment net sales, excluding Lesieur, increased 65% primarily due to a 15% increase in sales volumes and higher average selling prices. Increases in selling prices were primarily due to higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also resulted in higher selling prices for softseed products. Volumes increased primarily in North and South America on stronger demand.

        Cost of goods sold, excluding Lesieur, increased 70% primarily due to higher raw material costs and increases in sales volumes. Gross profit, excluding Lesieur, increased 17% primarily due to increases in sales volumes and margin expansion in Eastern Europe resulting from higher soybean oil prices which positively affected our softseed product selling prices.

        SG&A, excluding Lesieur, increased 13% primarily due to increases in legal provisions.

        Segment operating profit, excluding Lesieur, increased 31% primarily due to the improvement in gross profit margins in Eastern Europe and increases in sales volumes.

        Milling Products Segment.    Milling products segment net sales increased 12% primarily due to a 20% increase in sales volumes. Corn milling volumes increased primarily due to higher sales to U.S. commercial customers, higher sales under the U.S. government food aid program and the addition of a facility acquired in the latter half of 2003. The increase in wheat milling was primarily due to the addition of the industrial flour business which resulted from the J. Macêdo asset exchange during the first quarter of 2004.

        Cost of goods sold increased 11% due to the increase in sales volumes and higher raw material costs. Gross profit increased 17% primarily due to the increase in sales volumes and higher average selling prices for wheat milling products.

        Segment operating profit increased by 138% as a result of the improvement in gross profit and decreases in interest expense.

        Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Six Months Ended June 30,
(US$ in millions, except percentages)
	2004	2003	Change
Interest income	$40	$44	(9)%
Interest expense	(114)	(111)	3%
Foreign exchange gains (losses)	(80)	77

        Interest income decreased 9% due to lower interest rates earned on invested cash in Brazil. Interest expense increased 3% primarily due to higher average borrowings in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, offset by lower interest rates on long-term borrowings. During 2003, we replaced long-term debt assumed in the acquisition of Cereol and long-term debt maturing in 2003 with lower interest rate debt.

        Foreign exchange losses of $80 million included hedging costs related to our monetary exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 7% devaluation in the value of the Brazilian real in the six months ended June 30, 2004 against the U.S. dollar. In contrast, in the six months ended June 30, 2003, the value of the Brazilian real increased by 23% against the U.S. dollar, resulting in foreign exchange gains.

        Other Income (Expense)—net.    Other income (expense)—net increased $6 million to $10 million in the six months ended June 30, 2004 from $4 million of income in the six months ended June 30, 2003 primarily due to the pre-tax gain of $5 million on the asset exchange transaction with J. Macêdo. In March 2004, we completed an exchange transaction with J. Macêdo, whereby we exchanged our Brazilian domestic retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash.

        Income Tax Expense.    Income tax expense increased $31 million to $116 million in the six months ended June 30, 2004 from $85 million in the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was 33%, compared to an annual effective tax rate of 28% in 2003. Excluding the tax-free gain on the sale of our Brazilian soy ingredients business to Solae, the 2003 annual effective tax rate was 33%.

        Net Income.    Net income decreased $40 million to $182 million in the six months ended June 30, 2004 from $222 million in the six months ended June 30, 2003. Net income for the six months ended June 30, 2003 included the $111 million gain on the sale of our Brazilian soy ingredients business to Solae.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet which provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.80 and 1.63 at June 30, 2004 and December 31, 2003, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $524 million at June 30, 2004 and $489 million at December 31, 2003. At June 30, 2004, we had $98 million of restricted cash, which is included in cash and cash equivalents, and is set aside as collateral for short-term loans.

        Included in our inventories were readily marketable inventories of $2,434 million at June 30, 2004 and $1,868 million at December 31, 2003. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in readily marketable inventories was primarily due to higher soybean commodity prices and the acquisition of inventories from South American farmers, which were harvested in March, April and May.

        Long and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long and short-term debt on a more efficient basis. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and credit lines, which are sufficient to meet our business needs. At June 30, 2004, we had approximately $2,100 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and under long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,200 million was unused and available at June 30, 2004. In June 2004, we renewed our $460 million three-year U.S. revolving credit facility, increasing the facility to $850 million with a five-year term. In addition, we renewed our $455 million European revolving credit facility with a one-year term.

        At June 30, 2004, we had $480 million outstanding under our $600 million commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program. In June 2004, we renewed these lines for a three-year term expiring in June 2007. If we were unable to access the commercial paper market, we would use our bank credit lines, which would be at a higher cost than our commercial paper.

        Our short-term and long-term debt increased by $224 million at June 30, 2004 from December 31, 2003 primarily due to the increase in soy commodity prices which resulted in an increase in our inventory levels.

        In April 2004, we completed an offering of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The notes were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp., and the notes are fully and unconditionally guaranteed by Bunge Limited. Interest on these unsecured senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. We used the net proceeds of this offering of $496 million for the repayment of outstanding indebtedness.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of June 30, 2004.

        In June 2004, we entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our exposure to fluctuations in interest rates on a portion of our fixed rate debt instruments. Under the terms of the interest rate swaps, we make payments based on a forecasted rate of six-month LIBOR in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008. The interest rate swaps settle every six months until expiration.

        Shareholders' Equity.    In June 2004, we sold 9,775,000 common shares, including the exercise of the over-allotment option, in a public offering, which resulted in net proceeds of $330 million, after underwriting discounts, commissions and expenses. With the net proceeds of the offering, we intend to buy back the outstanding minority interests in Bunge Brasil S.A., our publicly traded Brazilian subsidiary, through a tender offer pursuant to Brazilian law. The tender offer is expected to close in the second half of 2004, subject to receipt of regulatory approvals. Pending the completion of the tender offer, the net proceeds of the public offering were used to reduce indebtedness.

        Shareholders' equity increased to $2,782 million at June 30, 2004 from $2,377 million at December 31, 2003 as a result of the net proceeds of $330 million from the sale of common shares, net income of $182 million and $8 million attributable to the issuance of our common shares upon the exercise of employee stock options and the vesting of restricted stock units. This increase was partially offset by dividends paid to shareholders of $22 million and other comprehensive income (loss) of $93 million, which includes foreign exchange losses of $104 million.

  Cash Flows

        In the six months ended June 30, 2004, our cash balance increased $35 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $29 million decrease in our cash balance in the six months ended June 30, 2003.

        Operating activities used cash of $316 million in the six months ended June 30, 2004, compared to cash provided of $220 million in the six months ended June 30, 2003.

        Historically, our cash flow from operations has varied depending on the timing of the acquisition of and the market prices for agricultural commodity inventories, as well as the timing of when the inventories are sold. Soybean prices have increased significantly since mid-2003. The rising agricultural commodity prices increased the use of working capital to acquire inventories. Our risk management policies include hedging strategies to mitigate the risk that the cost of these inventories would not be recovered.

        The decrease in cash flows from operating activities for the six months ended June 30, 2004 compared to 2003 was primarily due to significant increases in our readily marketable inventories. Accounts receivable also increased significantly due to the higher average selling prices, especially for agricultural commodity products such as soybeans, soybean meal and oil and softseed products. However, in the second quarter of 2004, we generated $404 million of cash flow from operations as a result of strong operating results and reduced levels of working capital. Cash flow from operations for the six months ended June 30, 2003 included $57 million paid in connection with the settlement of the Ducros arbitration.

        Cash used by investing activities was $165 million in the six months ended June 30, 2004, compared to cash provided of $77 million in the six months ended June 30, 2003. Investments in property, plant and equipment of $120 million consisted primarily of additions under our capital expenditure plan. Of this amount, $46 million represented maintenance capital expenditures in the six months ended June 30, 2004, compared to $39 million in the six months ended June 30, 2003. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity and expenditures for equipment to comply with environmental regulations. The majority of non-maintenance capital expenditures in the six months ended June 30, 2004 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. In April 2004, we acquired the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, for $27 million. In addition, we invested approximately $28 million in existing and new business alliances during the six months ended June 30, 2004 primarily in South America and Eastern Europe.

        Also included in cash flow from investing activities in the six months ended June 30, 2004 is $7 million received in the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo. In the six months ended June 30, 2003, we sold our Brazilian soy ingredients business to Solae for which we received net proceeds of $251 million, and we used $23 million to acquire the remaining 2.62% of Cereol's outstanding shares we did not already own and, in connection with the settlement of the Ducros arbitration, we paid an additional purchase price to Edison and Cereol's former public shareholders of $42 million.

        Cash provided by financing activities was $533 million in the six months ended June 30, 2004, compared to cash used of $379 million in the six months ended June 30, 2003. In the six months ended June 30, 2004, we increased our borrowings of short and long-term debt primarily to finance our additional working capital requirements. In April 2004, we issued $500 million of unsecured senior notes for net proceeds of $496 million, and in June 2004, we sold 9,775,000 common shares for net proceeds of $330 million. In the six months ended June 30, 2003, Mutual Investment Limited repaid in full the $55 million note owed to us. Dividends paid to our shareholders in the six months ended June 30, 2004 were $22 million and $20 million in the six months ended June 30, 2003.

        Guarantees—We have issued or were a party to the following guarantees at June 30, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values	$69
Unconsolidated affiliates financing	16
Customer financing	99

Total	$184

        Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at June 30, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

        We issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At June 30, 2004, $37 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at June 30, 2004.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,625 million at June 30, 2004. Debt related to these guarantees is included in the condensed consolidated balance sheet at June 30, 2004. There are no significant restrictions on the ability of any of our subsidiary to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit guarantees is $236 million.

Dividends

        On June 1, 2004, we paid a regular quarterly dividend of $.11 per share to shareholders of record on May 17, 2004. On May 27, 2004, we announced that we will pay a regular quarterly dividend of $.13 per share on August 30, 2004 to shareholders of record on August 16, 2004.

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

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2 (Issue No. 04-2), Whether Mineral Rights Are Tangible or Intangible Assets, that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. We have applied the EITF and the proposed FSP to our consolidated balance sheet at June 30, 2004 and have reclassified the prior period's consolidated balance sheet to conform to this presentation.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act to which FSP 106-1 relates was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. We have elected a one-time deferral of the accounting for the effects of the Act, as permitted by this FSP. In May 2004, the FASB issued FSP No. FAS 106-2 that superceded FASB FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for interim periods beginning after June 15, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. This Staff Position will require a remeasurement of the applicable Plans' assets and benefit obligations at the applicable date.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates and interest rates, which may affect our results of operations and financial position. We use derivative financial instruments for the purpose of managing the risks and/or costs associated with fluctuations in commodity prices, foreign exchange and interest rates. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board's finance and risk management committee supervises, reviews and periodically revises our overall risk management policies and risk limits. We only enter into derivatives that are related to our inherent business and financial exposure as a global agribusiness company.

Commodities Risk

        We operate in many areas of the food industry from agricultural raw materials to the production and sale of branded food products. As a result, we use and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, wheat and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We are also subject to the risk of counter-party defaults under forward purchase or sale contracts.

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

	Six Months Ended June 30, 2004		Year Ended December 31, 2003
(US$ in millions)
	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$414	$41	$517	$52
Highest short position	(28)	(3)	(50)	(5)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $681 million as of June 30, 2004 and December 31, 2003. Included in other comprehensive income (loss) are exchange losses of $(39) million in the six months ended June 30, 2004 and exchange gains of $118 million in the year ended December 31, 2003, related to permanently invested intercompany loans.

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

(US$ in millions)	As of June 30, 2004	As of December 31, 2003
Brazilian Operations:
Net currency short position, from financial instruments, including derivatives	$(1,188)	$(1,080)
Market risk	(119)	(108)
Agricultural commodities inventories	1,124	1,063
Net currency short position, less agricultural commodities inventories	(64)	(17)
Market risk	$(6)	$(2)
Argentine Operations:
Net currency short position, from financial instruments, including derivatives	$(163)	$(32)
Market risk	(16)	(3)
Agricultural commodities inventories	215	71
Net currency long position, less agricultural commodities inventories	52	39
Market risk	$5	$4

Interest Rate Risk

        In June 2004, we entered into various interest rate swap agreements. We use interest rate swaps to manage our exposure to fluctuations in interest rates on a portion of our fixed rate debt instruments. The interest rate swap agreements are accounted for as fair value hedges. The derivatives have been recorded at fair value in the condensed consolidated balance sheet within other assets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. The derivatives were assumed to be perfectly effective under the shortcut method of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration. The table below summaries these transactions as of June 30, 2004.

	Maturity		Fair Value
(US$ in millions)	2008	2014	Total	As of June 30, 2004
Receive fixed/pay variable notional amount	$500	$500	$1,000	$9
Variable rate payable(1)	2.23%	2.17%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR minus a spread.

Item 4.    CONTROLS AND PROCEDURES

        As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        We are involved in arbitration proceedings at the ICC International Court of Arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding S.A. and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002. In April 2004, we were notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million, which request remains pending with the arbitration tribunal. In May 2004, we filed a recourse for annulment of the arbitration decision with the Federal Court of Lausanne, Switzerland, and in July 2004 the Federal Court issued a decision suspending enforcement of the arbitration award pending its decision on the recourse for annulment. We are entitled to be indemnified by Edison S.p.A., from whom we purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of June 30, 2004, we have recorded an obligation of $39 million to Cereol's joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. We have assessed the collectibility of this receivable under the terms of its agreement with Edison and believe this amount is fully collectible under the agreement.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 28, 2004, we held our annual general meeting of shareholders. Proxies for the annual general meeting were solicited and the following matters were submitted to a vote of our shareholders:

  •
  the election of our Class I directors for a three-year term;

  •
  the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending December 31, 2004 and the authorization of the Board of Directors, acting through the Audit Committee, to determine the independent auditor's fees; and

  •
  the approval of our Amended and Restated Non-Employee Directors' Equity Incentive Plan.

        At the annual general meeting, the shareholders elected Messrs. Jorge Born, Jr., Octavio Caraballo, Bernard de La Tour d'Auvergne Lauraguais and William Engels as our Class I directors, appointed Deloitte & Touche LLP as our independent auditor and authorized the Board of Directors, acting through the Audit Committee, to determine the independent auditor's fees and approved our Amended and Restated Non-Employee Directors' Equity Incentive Plan.

        The vote of the shareholders with respect to each such matter was as follows:

  •
  Election of directors:

	Votes For	Votes Against	Abstained	Broker Non-Votes
Jorge Born, Jr.	81,514,505	887,265	572,431	0
Octavio Caraballo	81,005,712	1,013,552	963,295	0
Bernard de La Tour d'Auvergne Lauraguais	80,995,040	1,013,552	965,609	0
William Engels	81,405,836	1,266,744	301,621	0
  •
  Appointment of Deloitte & Touche LLP as our independent auditor and authorization of the Board of Directors, acting through the Audit Committee, to determine the independent auditor's fees: 82,726,530 votes for, 214,784 votes against, 32,887 abstained and zero broker non-votes.

  •
  Approval of our Amended and Restated Non-Employee Directors' Equity Incentive Plan: 67,095,543 votes for, 2,871,131 votes against, 252,564 abstained and 12,754,963 broker non-votes.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

  (b)
  During the quarter ended June 30, 2004, Bunge Limited was a foreign private issuer within the meaning of the Securities Exchange Act of 1934, as amended, which required Bunge Limited to file Annual Reports on Form 20-F and furnish Reports on Form 6-K. Therefore, during the quarter ended June 30, 2004, Bunge Limited did not file or furnish any Current Reports on Form 8-K. However, the following Reports on Form 6-K were furnished by Bunge Limited during the quarter ended June 30, 2004:

      Report on Form 6-K, filed on April 8, 2004, regarding Bunge Limited's pricing of a senior notes offering; Report on Form 6-K, filed on April 9, 2004, regarding Bunge Limited's notice of the 2004 Annual General Meeting of Shareholders and Proxy Statement; Report on Form 6-K, filed on April 29, 2004, regarding Bunge Limited's announcement of a primary offering of common shares and the buyback of minority interests in its subsidiary Bunge Brasil; Report on Form 6-K, filed on April 29, 2004, regarding certain information relating to Bunge Limited's first quarter 2004 financial results; Report on Form 6-K, filed on April 30, 2004, regarding certain information relating to Bunge Limited's first quarter 2004 financial results; Report on Form 6-K, filed on May 10, 2004, regarding Bunge Limited's results of operations for the quarter ended March 31, 2004; Report on Form 6-K, filed on May 18, 2004, regarding Bunge Limited's joint venture to build an oilseed crushing plant in Ukraine; Report on Form 6-K, filed on May 27, 2004, regarding Bunge Limited's pricing of an offering of common shares; Report on Form 6-K, filed on May 28, 2004, regarding Bunge Limited's increase in its regular quarterly cash dividend, the underwriters exercise of an option to purchase additional common shares and Bunge Limited shareholder approval of resolutions at Bunge Limited's 2004 Annual General Meeting.

  Subsequent to the furnishing of the Reports on Form 6-K described above, Bunge Limited has determined that it no longer meets the foreign share ownership requirements applicable to foreign private issuers, and, as a result, in the future Bunge Limited will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Date: August 9, 2004	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibits
10.1
Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2004, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent
10.2
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent
10.3
Amendment Agreement, dated May 26, 2004, among Bunge Finance Europe B.V., as Borrower and HSBC Bank plc, as Agent, to Multicurrency Revolving Facilities Agreement, dated May 28, 2003, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, CCF and Société Générale, as mandated lead arrangers and HSBC Bank plc, as Agent
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

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
BUNGE LIMITED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (United States Dollars in Millions)
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