Form 10-Q
period 2004-09-30
BUNGE LTD
filed 2004-11-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0231912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Main Street, White Plains, New York	10606
(Address of principal executive offices)	(Zip Code)

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

        As of November 2, 2004, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 110,344,172

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(United States Dollars in Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$6,560	$5,784	$18,956	$15,807
Cost of goods sold	(6,007)	(5,415)	(17,542)	(14,896)

Gross profit	553	369	1,414	911
Selling, general and administrative expenses	(231)	(179)	(601)	(492)
Gain on sale of soy ingredients business	—	—	—	111
Interest income	34	39	74	83
Interest expense	(52)	(56)	(166)	(167)
Foreign exchange gains (losses)	24	(1)	(56)	76
Other income (expense)—net	9	—	19	4

Income from continuing operations before income tax and minority interest	337	172	684	526
Income tax expense	(100)	(48)	(216)	(133)

Income from continuing operations before minority interest	237	124	468	393
Minority interest	(55)	(33)	(104)	(78)

Income from continuing operations	182	91	364	315
Discontinued operations, net of tax	—	(2)	—	(4)

Net income	$182	$89	$364	$311

Earnings per common share—basic (Note 15):
Income from continuing operations	$1.65	$0.91	$3.48	$3.16
Discontinued operations	—	(0.02)	—	(0.04)

Net income per share	$1.65	$0.89	$3.48	$3.12

Earnings per common share—diluted (Note 15):
Income from continuing operations	$1.53	$0.90	$3.22	$3.12
Discontinued operations	—	(0.02)	—	(0.04)

Net income per share	$1.53	$0.88	$3.22	$3.08

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$610	$489
Trade accounts receivable (less allowance of $114 and $100)	1,936	1,495
Inventories (Note 3)	2,775	2,867
Deferred income taxes	111	93
Other current assets (Note 5)	1,609	1,474

Total current assets	7,041	6,418

Property, plant and equipment, net	2,138	2,090
Goodwill (Note 6)	248	148
Other intangible assets	110	92
Investments in affiliates	566	537
Deferred income taxes	262	233
Other non-current assets	443	366

Total assets	$10,808	$9,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$150	$889
Current portion of long-term debt	122	128
Trade accounts payable	2,262	1,678
Deferred income taxes	33	42
Other current liabilities (Note 7)	1,446	1,200

Total current liabilities	4,013	3,937

Long-term debt	2,634	2,377
Deferred income taxes	200	206
Other non-current liabilities (Note 11)	453	433
Commitments and contingencies (Note 11)
Minority interest in subsidiaries	408	554
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2004—110,194,486 shares, 2003—99,908,318 shares	1	1
Additional paid-in capital	2,352	2,010
Retained earnings	1,350	1,022
Accumulated other comprehensive loss	(603)	(656)

Total shareholders' equity	3,100	2,377

Total liabilities and shareholders' equity	$10,808	$9,884

  The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$364	$311
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of soy ingredients business	—	(111)
Foreign exchange loss (gain) on debt	8	(68)
Bad debt expense	30	9
Depreciation, depletion and amortization	154	133
Deferred income taxes	(49)	(43)
Minority interest	104	78
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(444)	57
Inventories	44	173
Recoverable taxes	(40)	14
Trade accounts payable	622	69
Arbitration settlement	—	(57)
Other—net	147	73

Cash provided by operating activities	940	638

INVESTING ACTIVITIES
Payments made for capital expenditures	(208)	(183)
Business acquisitions, net of cash acquired	(329)	(108)
Investments in affiliates	(23)	—
(Investments in) proceeds from related party loans	(46)	41
Proceeds from sale of assets held for sale	—	449
Proceeds from disposal of property, plant and equipment	11	26

Cash (used for) provided by investing activities	(595)	225

FINANCING ACTIVITIES
Net change in short-term debt	(735)	(583)
Proceeds from long-term debt	856	324
Repayment of long-term debt	(635)	(594)
Proceeds from receivable from former shareholder	—	55
Proceeds from sale of common shares	339	7
Dividends paid to shareholders	(36)	(31)
Dividends paid to minority interest	(36)	(61)

Cash used for financing activities	(247)	(883)
Effect of exchange rate changes on cash and cash equivalents	23	51

Net increase in cash and cash equivalents	121	31
Cash and cash equivalents, beginning of period	489	470

Cash and cash equivalents, end of period	$610	$501

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from Bunge's audited financial statements at that date. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Bunge's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2004.

        Reclassifications—Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

        In October 2004, the Financial Accounting Standards Board (FASB) concluded that the proposed Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value. This would be effective for Bunge for the interim or annual periods beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) to the beginning of the fiscal year that includes the effective date would be permitted. Bunge has not yet determined whether it will adopt the proposed SFAS No. 123R upon its effective date or earlier as it awaits the issuance of the final rule by the FASB.

        In September 2004, the FASB Emerging Issues Task Force (EITF) reached a final consensus that contingently convertible instruments, which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified market price target, should be included in the diluted earnings per share computations (if dilutive) regardless of whether the market price target has been met. In the fourth quarter of 2004, the FASB plans to issue an amendment to SFAS No. 128, Earnings per Share (SFAS No. 128) and this consensus would have the same transition requirement as the amended SFAS No. 128. The amendment to SFAS No. 128 is expected to be effective for Bunge's December 2004 year end and the consensus must be applied by restating prior periods presented during which the instrument was outstanding. However, the consensus need not be applied to instruments that were repaid in cash prior to the end of the period of adoption. Further, the determination of the dilutive effect upon adoption is based on the form of the instrument as it exists at the end of the quarter of adoption. Upon the issuance of the amendment to SFAS No. 128, Bunge may be required to restate all prior period computations presented in its 2004 annual report, if the instrument is dilutive.

        In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (Issue No. 04-2), that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    NEW ACCOUNTING STANDARDS (Continued)

period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. Bunge has applied the EITF and the proposed FSP to its consolidated balance sheet beginning as of March 31, 2004 and has reclassified the prior period consolidated balance sheet to conform to this presentation. The reclassification at December 31, 2003 was $208 million, resulting in an increase to property, plant and equipment, net and a corresponding decrease in other intangible assets in the condensed consolidated balance sheets.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act to which FSP No. FAS 106-1 relates, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. Bunge has elected a one-time deferral of the accounting for the effects of the Act, as permitted by FSP No. FAS 106-1. In May 2004, the FASB issued FSP No. FAS 106-2, which superceded FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for interim periods beginning after June 15, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. FSP No. FAS 106-2 will require a remeasurement of the applicable Plans' assets and benefit obligations at the applicable date. Bunge has made a preliminary determination that the effects of the Act are not a significant event for Bunge and not material to its financial position or results of operations. Although final guidance on the definition of "actuarially equivalent" is not yet available, Bunge expects that the prescription drug benefits it provides will be actuarially equivalent. Based on this assumption, the estimated subsidy resulting from the Act will be incorporated prospectively into the Plan obligation as of the 2004 measurement date as an actuarial gain.

3.    INVENTORIES

        Inventories consist of the following:

(US$ in millions)	September 30, 2004	December 31, 2003
	(Unaudited)
Agribusiness—Readily marketable inventories at market value(1)	$1,503	$1,868
Fertilizer	613	316
Edible oils	318	308
Milling	46	68
Other(2)	295	307

Total	$2,775	$2,867

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    BUSINESS COMBINATIONS

        Acquisition of Bunge Brasil Minority Interest—In September 2004, Bunge acquired an additional 15% of the outstanding capital stock of Bunge Brasil S.A. (Bunge Brasil) through a tender offer in Brazil. The acquisition was funded with the net proceeds of a public equity offering completed in June 2004. The total purchase price paid for these shares was approximately $282 million in cash. As a result of the acquisition, Bunge now owns directly 98% of Bunge Brasil and its subsidiaries Bunge Alimentos S.A.,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    BUSINESS COMBINATIONS (Continued)

Bunge's Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge's Brazilian fertilizer subsidiary. The excess of the cost to acquire the minority interest in Bunge Brasil over the historical book value was $113 million and has been preliminarily allocated to goodwill. The allocation is subject to adjustment as Bunge is in the process of obtaining third party valuations of the property, plant, equipment and intangible assets. Bunge intends to acquire the remaining shares of Bunge Brasil that it does not already own in the fourth quarter of 2004 for approximately $30 million.

        The following unaudited pro forma summary financial information reflects the results of Bunge's operations as if the acquisition of the Bunge Brasil minority interest and the June 2004 public offering of Bunge's common shares had occurred as of January 1, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Net sales	$6,560	$5,784	$18,956	$15,807
Net income	190	100	381	331

Net income per share—basic	$1.73	$.91	$3.50	$3.02

        Polska Oil—In April 2004, Bunge acquired the remaining 40% of Polska Oil Investment B.V., a holding company for certain of Bunge's operations in Poland, from the European Bank for Reconstruction and Development, or EBRD, pursuant to the terms of an amended and restated shareholders agreement between the parties. The purchase price of the EBRD stake in Polska Oil was approximately $27 million.

        J. Macêdo Exchange Transaction—In the quarter ended March 31, 2004, Bunge completed an asset exchange transaction with J. Macêdo S.A., whereby Bunge exchanged its Brazilian domestic retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash. The assets exchanged were comprised primarily of brands. Bunge recognized a pre-tax gain of $5 million as a result of this transaction, which is included in other income (expense)—net in the condensed consolidated statement of income for the nine months ended September 30, 2004.

        Other Business Acquisitions—During the nine months ended September 30, 2004, Bunge completed additional acquisitions having an aggregate purchase price of approximately $21 million. In addition, Bunge invested approximately $23 million in existing joint ventures in South America and Europe. Bunge did not recognize any goodwill on these transactions.

        Acquisition Restructuring—In connection with the acquisition of Cereol S.A. in 2002, Bunge has accrued termination benefits and facility related realignment obligations as part of its integration plan (the Plan). The Plan is designed to streamline personnel and realign facilities acquired from Cereol. These obligations, which totaled $35 million, have been accrued as part of the purchase price and are included in other current liabilities in the condensed consolidated balance sheets. Bunge's integration process and the Plan regarding this acquisition, which included an evaluation of these issues, was finalized in 2003. Of the obligations accrued, $29 million relate to employee termination and $6 million relate to facility realignment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    BUSINESS COMBINATIONS (Continued)

        The following table summarizes activity related to the Plan.

(US$ in millions)	Employee Termination Obligations	Facility Realignment Obligations	Total
Balance, December 31, 2003	$20	$4	$24
Amount paid	(8)	(2)	(10)

Balance, September 30, 2004	$12	$2	$14

        Payments related to employee termination and facility realignment obligations are expected to be substantially completed in 2005. The Plan has been funded by cash flows from operations. No significant unresolved issues exist related to the Plan. Any adjustments to the Plan will be reported as an adjustment to net income in the period in which they occur.

5.    OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	September 30, 2004	December 31, 2003
	(Unaudited)
Prepaid commodity purchase contracts	$25	$247
Secured advances to suppliers	608	280
Unrealized gain on derivative contracts	408	418
Recoverable taxes	108	70
Marketable securities	11	13
Other	449	446

Total	$1,609	$1,474

6.    GOODWILL

        At September 30, 2004, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Unallocated	Total
Balance, December 31, 2003	$138	$5	$5	$—	$148
Acquisition purchase price(1)	—	—	—	113	113
Foreign exchange translation	(6)	—	—	—	(6)
Tax benefit on goodwill amortization(2)	(7)	—	—	—	(7)

Balance, September 30, 2004	$125	$5	$5	$113	$248

(1)
Reflects the preliminary allocation of the excess of the cost to acquire the minority interest in Bunge Brasil over the historical book value. The allocation is subject to adjustment as Bunge is in the process of obtaining third party valuations of the property, plant, equipment and intangible assets (see Note 4 of the notes to the condensed consolidated financial statements).

(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	September 30, 2004	December 31, 2003
	(Unaudited)
Accrued liabilities	$557	$466
Unrealized loss on derivative contracts	341	336
Income taxes payable	211	142
Advances on sales	183	146
Other	154	110

Total	$1,446	$1,200

8.    LONG-TERM DEBT

        In September 2004, Bunge entered into treasury rate lock agreements with an aggregate notional amount of $500 million at a 10-year treasury yield of 4.15% with a settlement date of March 2005. The treasury rate lock agreements were not designated as hedging instruments, an election allowable under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). As of September 30, 2004, Bunge recorded a gain in other income (expense)—net in the consolidated income statement of approximately $5 million relating to these derivative agreements.

        In June 2004, Bunge entered into various interest rate swap agreements to manage its interest rate exposure on a portion of its fixed rate debt. These swap agreements had an aggregate notional amount of $1 billion at weighted average fixed rates receivable of 4.375% and 5.35% and weighted average variable rates payable of 2.23% and 2.17%, with maturity dates of 2008 and 2014. These interest rate swap agreements were accounted for as fair value hedges. In September 2004, Bunge terminated the June 2004 swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the June 2004 swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense in the condensed consolidated statement of income and the $52 million gain was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years.

        Concurrent with the September termination of the June 2004 swap agreements, Bunge entered into various new interest rate swap agreements to manage its interest rate exposure on a portion of its fixed rate debt. Bunge has accounted for these new swap agreements as fair value hedges.

        The derivatives used by Bunge as hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. As of September 30, 2004, Bunge recognized no ineffectiveness related to the hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT (Continued)

        The following table summarizes Bunge's outstanding interest rate swap agreements as of September 30, 2004.

	Maturity		Fair Value
(US$ in millions)	2008	2014	Total	As of September 30, 2004
Receive fixed/pay variable notional amount	$500	$500	$1,000	$(9)
Weighted average variable rate payable(1)	2.99%	2.98%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

        In April 2004, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The senior notes were issued by Bunge's wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. Interest on the senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. Bunge used the net proceeds of this offering of approximately $496 million for the repayment of other outstanding indebtedness.

9.    RELATED PARTY TRANSACTIONS

        In July 2004, Bunge purchased a wheat mill in Brazil from Mutual Investment Limited for approximately $2 million. No goodwill was recognized on this transaction by Bunge.

        Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A. (Seara), a subsidiary of Mutual Investment Limited engaged in the business of meat and poultry production. These sales were $4 million and $9 million for the three and nine months ended September 30, 2004, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2003, respectively. In the third quarter of 2004, Mutual Investment Limited signed an agreement to sell its interest in Seara to a third party. The sale is expected to close in the first quarter of 2005, subject to regulatory approvals.

        In addition, Bunge purchased soybeans and related soybean products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $225 million and $319 million for the three and nine months ended September 30, 2004, respectively, and $23 million and $36 million for the three and nine months ended September 30, 2003, respectively. Bunge also sold soybean meal and soybean oil to these joint ventures, which totaled $14 million and $42 million for the three and nine months ended September 30, 2004, respectively, and $27 million and $57 million for the three and nine months ended September 30, 2003, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Service cost	$2	$2	$6	$6
Interest cost	5	4	13	11
Expected return on plan assets	(5)	(4)	(13)	(11)
Amortization of prior service cost	—	—	1	—
Recognized net loss	1	—	2	1
Curtailment gains	—	—	—	(8)

Net periodic benefit cost (income)	$3	$2	$9	$(1)

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	2
Expected return on plan assets	—	—	—	—
Recognized net (gain) loss	—	—	—	—
Curtailment gains	—	—	—	(3)

Net periodic benefit cost (income)	$—	$1	$1	$(1)

        Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $9 million to its defined benefit pension plans and $2 million to its postretirement benefit plans during 2004. As of September 30, 2004, Bunge made contributions to the defined benefit pension plans totaling $6 million for the 2004 plan year. In addition, during 2004 Bunge also made contributions to the defined benefit pension plans totaling $5 million for the 2003 plan year resulting from additional funding requirements related to investment performance. Approximately $1 million was paid to the postretirement benefit plans for the 2004 plan year. In addition, Bunge disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $6 million to a non-qualified plan for a lump-sum distribution from this plan in 2004. As of September 30, 2004, Bunge has made the $6 million contribution and distribution from this non-qualified plan.

11.    COMMITMENTS AND CONTINGENCIES

        Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of September 30, 2004 and December 31, 2003 are the following accrued liabilities:

(US$ in millions)	September 30, 2004	December 31, 2003
	(Unaudited)
Tax claims	$137	$112
Labor claims	81	79
Civil and other claims	72	67

Total	$290	$258

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS AND CONTINGENCIES (Continued)

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

        Oleina Holding Arbitration—Bunge is involved in arbitration proceedings at the ICC International Court of Arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding S.A. and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002, the final purchase price to be determined by arbitration. In April 2004, Bunge was notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million. In May 2004, Bunge filed a recourse for annulment of the arbitration decision with the Federal Court of Lausanne, Switzerland, and in July 2004 the Federal Court of Lausanne issued a decision suspending enforcement of the arbitration award pending its decision on the recourse for annulment.

        In July 2004, the arbitration tribunal issued its ruling with respect to the request for rectification and increased the purchase price to approximately $108 million. In addition, the Federal Court of Lausanne denied Bunge's recourse for annulment of the April 2004 arbitral award. Bunge has filed a new recourse for annulment of the rectified arbitral award issued in July 2004 and a request for suspension of enforcement with the Federal Court of Lausanne, both of which are currently pending. Bunge is entitled to be indemnified by Edison SpA, from whom it purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of September 30, 2004, Bunge has recorded an obligation of $77 million to Cereol's former joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed Bunge that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. Bunge has assessed the collectibility of this receivable under the terms of its agreement with Edison and believes this amount is fully collectible under the agreement.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS AND CONTINGENCIES (Continued)

   Guarantees

         Bunge has issued or was a party to the following guarantees at September 30, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$69
Unconsolidated affiliates financing(2)	16
Customer financing(3)	132

Total	$217

(1)
Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at September 30, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)
Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(3)
Bunge issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At September 30, 2004, $50 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at September 30, 2004.

        In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,298 million at September 30, 2004. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2004. There are no significant restrictions on the ability of any of Bunge's subsidiaries to transfer funds to Bunge.

        Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $280 million as of September 30, 2004, of which $6 million was outstanding as of such date.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    COMPRESENSIVE INCOME (LOSS)

         The following table summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$182	$89	$364	$311
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 and $(4) (2004), $0 and $(6) (2003)	141	5	37	375
Unrealized gains (losses) on commodity futures designated as cash flow hedges, net of tax (expense) benefit of $(9) and $(7) (2004), $(4) and $1 (2003)	(15)	6	(12)	2
Reclassification of realized (gains) losses to net income, net of tax (expense) benefit of $(12) and $(16) (2004), $(2) and $(1) (2003)	20	4	28	5

Total comprehensive income (loss)	$328	$104	$417	$693

13.    STOCK-BASED COMPENSATION

        Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan. Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards. The non-employee directors' equity incentive plan provides for awards of stock options to Bunge's non-employee directors. To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. Under these equity incentive plans, during the nine months ended September 30, 2004, Bunge (1) issued 451,874 common shares upon the exercise of stock options, (2) issued 59,294 shares upon the vesting of certain performance-based restricted stock units and regular time-vested restricted stock units, which included dividend equivalents paid in common shares and (3) pursuant to an election made by participants, paid out 158,181 vested performance-based restricted stock units in cash, rather than common shares.

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

        In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock unit awards for subsequent changes in the fair market value of the awards. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. Bunge recognized compensation expense of $5 million and $12 million for the three and nine months ended September 30, 2004, respectively, related to its restricted stock unit awards.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCK-BASED COMPENSATION (Continued)

        In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method. The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except per share data)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income, as reported	$182	$89	$364	$311
Deduct: Total stock-based compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(2)	(2)	(6)	(6)

Pro forma net income	$180	$87	358	$305

Earnings per common share:
Basic—as reported	$1.65	$.89	$3.48	$3.12

Basic—pro forma	$1.63	$.87	$3.42	$3.06

Diluted—as reported(1)	$1.53	$.88	$3.22	$3.08

Diluted—pro forma(1)	$1.51	$.86	$3.16	$3.02

(1)
The numerator for the calculation of diluted as reported and pro forma earnings per share in the three and nine months ended September 30, 2004 was adjusted by $1 million and $3 million, respectively, for interest expense related to the Convertible Notes (see Note 15).

14.    INCOME TAXES

        Bunge's annual effective tax rate is affected by the geographic locations in which it does business, movements in foreign exchange rates and U.S. tax incentives on export sales.

        Bunge has obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. FSC (foreign sales corporation) through 2001. Beginning in 2002, due to the repeal of the FSC related legislation, Bunge was required to use the tax provisions of the Extraterritorial Income Act (ETI) legislation, which was substantially similar to the FSC. The U.S. Congress has recently passed and the President has signed legislation (American Jobs Creation Act of 2004) that ultimately repeals the ETI benefit. Under the new legislation, the ETI will be phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005, 60% of the otherwise available ETI benefit retained for 2006 and 0% for 2007 and beyond.

        The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of Bunge's U.S. operations qualify as "manufacturing," Bunge expects that this new tax legislation will be less beneficial to it than the prior one primarily due to Bunge's U.S. tax position.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

        The computation of diluted earnings per common share for the three and nine months ended September 30, 2004 includes the 7,778,425 common shares that would be issuable on conversion of Bunge's 3.75% convertible notes due 2022 (Convertible Notes). The Convertible Notes are convertible at the option of the holder into Bunge's common shares during, among other circumstances, any calendar quarter in which the closing price of Bunge's common shares for at least 20 of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402, or approximately $38.57 per share. The closing price condition was satisfied as of September 30, 2004. The Convertible Notes will remain convertible until December 31, 2004. The Convertible Notes will continue to be convertible after December 31, 2004, if the closing price condition is satisfied for the quarter ending on December 31, 2004. Bunge's diluted weighted average common shares outstanding for the three and nine months ended September 30, 2003 do not include the common shares that would be issuable upon conversion of the Convertible Notes because, in accordance with their terms, these Convertible Notes had not yet become convertible.

        The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Income from continuing operations—basic	$182	$91	$364	$315
Interest on Convertible Notes, net of tax	1	—	3	—

Income from continuing operations—diluted	$183	$91	$367	$315

Weighted average number of common shares outstanding:
Basic	110,080,027	99,812,000	104,530,750	99,699,001
Effect of dilutive shares:
—Stock options and awards	1,766,461	1,411,850	1,765,720	1,179,967
—Convertible Notes	7,778,425	—	7,778,425	—

Diluted	119,624,913	101,223,850	114,074,895	100,878,968

Income from continuing operations per share:
Basic	$1.65	$.91	$3.48	$3.16

Diluted	$1.53	$.90	$3.22	$3.12

        In June 2004, Bunge completed a public offering of 9,775,000 of its common shares, including the underwriters' over-allotment option, for net proceeds of $330 million, after underwriting discounts, commissions and expenses. Bunge used the net proceeds of the offering, to acquire an additional 15% of the total outstanding shares of Bunge Brasil, its publicly traded Brazilian subsidiary, for $282 million in cash, through a tender offer in Brazil (see Note 4). Pending the completion of the tender offer, the net proceeds of the public offering were used to reduce indebtedness.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    ARGENTINA

        In 2002, Bunge commenced recording, and continues to record, an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At September 30, 2004 and December 31, 2003, this allowance for recoverable taxes was $26 million and $25 million, respectively. In the three months ended September 30, 2004, Bunge decreased this allowance in the amount of $9 million as a result of recoveries of these taxes. In the nine months ended September 30, 2004, Bunge increased this allowance in the amount of $1 million as a result of increased purchases of commodity inventories in the first half of the year. In the three and nine months ended September 30, 2003, Bunge decreased this allowance in the amount of $16 million and $25 million, respectively, as a result of recoveries of these taxes.

17.    SEGMENT INFORMATION

        During the nine months ended September 30, 2004, Bunge reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and nine months ended September 30, 2003 have been reclassified to conform to the current presentation.

        In the fourth quarter of 2003, Bunge changed the name of its "milling and baking products" segment to "milling products" in connection with the sale of its U.S. bakery business. The operating results of the disposed U.S. bakery business have been reported as discontinued operations for the three and nine months ended September 30, 2003. Also in the fourth quarter of 2003, Bunge changed its presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes an allocation of the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three and nine months ended September 30, 2003.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.    SEGMENT INFORMATION (Continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
	(Unaudited)
Three months ended September 30, 2004
Net sales to external customers	$4,511	$861	$978	$210	$—	$—	$6,560
Intersegment revenues	364	—	14	4	—	(382)	—
Gross profit	245	216	69	23	—	—	553
Foreign exchange gain (loss)	26	(4)	—	—	—	—	22
Interest income	13	12	—	—	—	—	25
Interest expense	(27)	(14)	(11)	(4)	—	—	(56)
Segment operating profit	129	155	20	9	—	—	313
Depreciation, depletion and amortization	$(22)	$(17)	$(11)	$(3)	$—	$—	$(53)
Three months ended September 30, 2003
Net sales to external customers	$4,128	$660	$799	$197	$—	$—	$5,784
Intersegment revenues	142	—	16	5	—	(163)	—
Gross profit	153	127	64	25	—	—	369
Foreign exchange gain (loss)	2	(13)	—	—	—	—	(11)
Interest income	18	15	1	—	—	—	34
Interest expense	(17)	(9)	(5)	(2)	—	—	(33)
Segment operating profit(1)	68	78	22	12	—	—	180
Depreciation, depletion and amortization	$(17)	$(15)	$(9)	$(4)	$—	$—	$(45)
Nine months ended September 30, 2004
Net sales to external customers	$13,664	$1,751	$2,935	$606	$—	$—	$18,956
Intersegment revenues	921	—	36	11	—	(968)	—
Gross profit	732	417	201	64	—	—	1,414
Foreign exchange loss	(24)	(28)	—	—	—	—	(52)
Interest income	18	32	6	3	—	—	59
Interest expense	(87)	(34)	(25)	(7)	—	—	(153)
Segment operating profit	309	263	67	28	—	—	667
Depreciation, depletion and amortization	$(63)	$(51)	$(31)	$(9)	$—	$—	$(154)
Nine months ended September 30, 2003
Net sales to external customers	$11,476	$1,361	$2,367	$551	$52	$—	$15,807
Intersegment revenues	455	—	53	14	2	(524)	—
Gross profit	341	275	217	60	18	—	911
Foreign exchange gain (loss)	80	(26)	—	—	(1)	—	53
Interest income	25	39	4	—	—	—	68
Interest expense	(57)	(28)	(19)	(7)	(2)	—	(113)
Segment operating profit(1)	156	174	69	20	8	—	427
Depreciation, depletion and amortization	$(58)	$(41)	$(24)	$(10)	$—	$—	$(133)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.    SEGMENT INFORMATION (Continued)

(1)
Agribusiness segment operating profit for the three and nine months ended September 30, 2003 included a pretax non-cash curtailment gain of $9 million and $20 million, respectively, due to the transfer of employees to Solae and a reduction in pension and postretirement benefit liabilities of certain other U.S. employees. In addition, the edible oils and milling products segment operating profit included $3 million and $2 million, respectively, for both the three and nine months ended September 30, 2003, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

        A reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ millions)
	2004	2003	2004	2003
	(Unaudited)
Income from continuing operations before income tax and minority interest	$337	$172	$684	$526
Gain on sale of soy ingredients business	—	—	—	(111)
Unallocated expenses — net(1)	(24)	8	(17)	12

Total segment operating profit	$313	$180	$667	$427

(1)
Unallocated expenses-net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

18.    SUBSEQUENT EVENTS

       On November 1, 2004, Bunge redeemed the $170 million cumulative variable rate redeemable preferred shares issued by its consolidated subsidiary, Bunge First Capital Limited, for the face value of $170 million plus accrued dividends of $1 million. The redemption was financed with borrowings under Bunge's credit facilities.

        In October 2004, Bunge announced that its Board of Directors declared a regular quarterly cash dividend of $0.13 per share. The dividend is payable on Tuesday, November 30, 2004 to shareholders of record as of Tuesday, November 16, 2004.

        In addition, in October 2004, Bunge purchased exclusive rights to an edible oil brand in Russia and the former Soviet Union for approximately $20 million.

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

        You should refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2003, filed with the SEC on July 27, 2004, for a more detailed discussion of these factors.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Events Affecting Operating Results

Third Quarter 2004 Overview

        Our agribusiness results for the third quarter of 2004 were higher than the third quarter of 2003 as a result of improved operating margins. The third quarter typically represents the tail-end of soybean processing activity in South America and the beginning of the harvest in North America. Results benefited from improvements in operating profit in most business lines and in most geographic regions. A large North American harvest allowed us to bring all of our previously idled North American oilseed processing capacity back on line while producing attractive margins. Our southern U.S. grain origination assets benefited from the early soybean harvest and nearly ideal soybean crop quality. Profitability in our European oilseed processing operations improved with prospects of a large North American soybean harvest. Effective freight and risk management, strong softseed profitability and efficiency improvements in logistics also contributed to the positive results for the quarter.

        The soybean market made a rapid transition from a period of shortage to one of ample supply during the latter half of the third quarter. As a result, soybean prices have declined significantly to normal historical levels in response to the record soybean crop in the U.S. The USDA has estimated the current year U.S. soybean crop at 85 million tons, a 27% increase over last year's short soybean crop of 67 million tons.

        Our fertilizer results for the third quarter of 2004 benefited from higher average selling prices for fertilizers and increases in retail sales volumes, which resulted in improved performance compared to the third quarter of 2003. International selling prices for imported fertilizers and raw materials were higher than the third quarter of 2003, which helped to increase margins on locally produced fertilizer as it is priced to import parity. According to ANDA, the Brazilian fertilizer trade association, the Brazilian retail fertilizer market's growth leveled off in 2004 after exceptional volume growth of 19% in 2003, which resulted in industry-wide Brazilian retail fertilizer market year-to-date volumes being slightly below 2003. However, our retail sales volumes increased from 2003 as we increased market share.

        In our edible oil products segment, our sales volumes and margins increased during the third quarter of 2004 compared to the same quarter in 2003, driven by growth in Hungary and Poland. However, segment operating profit decreased in the third quarter of 2004 compared to the same quarter in 2003 primarily due to a $3 million impairment charge relating to our North American edible oil operations, and the third quarter of 2003 included a $2 million gain relating to the curtailment of certain post-retirement benefit plans.

Acquisitions

        In September 2004, we acquired an additional 15% of the outstanding capital stock of Bunge Brasil S.A. (Bunge Brasil) through a tender offer in Brazil for approximately $282 million in cash. Subsequent to the completion of this tender offer, we delisted the company from the São Paulo Stock Exchange (BOVESPA). As a result of the acquisition, we now own 98% of Bunge Brasil and its subsidiaries Bunge Alimentos S.A., Bunge's Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge's Brazilian fertilizer subsidiary. In the fourth quarter of 2004, we intend to acquire the remaining shares of Bunge Brasil that we do not already own for approximately $30 million, which will also increase our ownership of Bunge Alimentos S.A. and Bunge Fertilizantes S.A. to 100%.

Results of Operations

        Set forth in the table below is a summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated.

        In the second and third quarters of 2004, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and nine months ended September 30, 2003 have been reclassified to conform to the current presentation.

        In the fourth quarter of 2003, we changed our presentation of segment information to include segment operating profit as a measure of segment profitability. Segment operating profit includes an allocation of the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes. This change is reflected for the three and nine months ended September 30, 2003.

        In the second quarter of 2003, we sold our Brazilian soy ingredients business to The Solae Company. As a result, our "other (soy ingredients)" segment now reflects only the historical results of our soy ingredients business line.

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2004	2003	Change	2004	2003	Change
Volumes (in thousands of metric tons):
Agribusiness	22,758	22,822	—%	67,575	65,142	4%
Fertilizer	3,888	4,065	(4)%	8,282	8,343	(1)%
Edible oil products	1,265	1,131	12%	3,678	3,501	5%
Milling products	1,043	900	16%	3,043	2,561	19%
Other (soy ingredients)	—	—	—	—	140	(100)%

Total	28,954	28,918	—%	82,578	79,687	4%

Net sales:
Agribusiness	$4,511	$4,128	9%	$13,664	$11,476	19%
Fertilizer	861	660	30%	1,751	1,361	29%
Edible oil products	978	799	22%	2,935	2,367	24%
Milling products	210	197	7%	606	551	10%
Other (soy ingredients)	—	—	—	—	52	(100)%

Total	$6,560	$5,784	13%	$18,956	$15,807	20%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2004	2003	Change	2004	2003	Change
Cost of goods sold:
Agribusiness	$(4,266)	$(3,975)	7%	$(12,932)	$(11,135)	16%
Fertilizer	(645)	(533)	21%	(1,334)	(1,086)	23%
Edible oil products	(909)	(735)	24%	(2,734)	(2,150)	27%
Milling products	(187)	(172)	9%	(542)	(491)	10%
Other (soy ingredients)	—	—	—	—	(34)	(100)%

Total	$(6,007)	$(5,415)	11%	$(17,542)	$(14,896)	18%

Gross profit:
Agribusiness	$245	$153	60%	$732	$341	115%
Fertilizer	216	127	70%	417	275	52%
Edible oil products	69	64	8%	201	217	(7)%
Milling products	23	25	(8)%	64	60	7%
Other (soy ingredients)	—	—	—	—	18	(100)%

Total	$553	$369	50%	$1,414	$911	55%

Selling, general and administrative expenses:
Agribusiness	$(128)	$(88)	45%	$(330)	$(233)	42%
Fertilizer	(55)	(42)	31%	(124)	(86)	44%
Edible oil products	(38)	(38)	—%	(115)	(133)	(14)%
Milling products	(10)	(11)	(9)%	(32)	(33)	3%
Other (soy ingredients)	—	—	—	—	(7)	(100)%

Total	$(231)	$(179)	29%	$(601)	$(492)	22%

Foreign exchange gain (loss):
Agribusiness	$26	$2		$(24)	$80
Fertilizer	(4)	(13)		(28)	(26)
Edible oil products	—	—		—	—
Milling products	—	—		—	—
Other (soy ingredients)	—	—		—	(1)

Total	$22	$(11)		$(52)	$53

Interest income:
Agribusiness	$13	$18	(28)%	$18	$25	(28)%
Fertilizer	12	15	(20)%	32	39	(18)%
Edible oil products	—	1	(100)%	6	4	50%
Milling products	—	—	—	3	—	—
Other (soy ingredients)	—	—	—	—	—	—

Total	$25	$34	(26)%	$59	$68	(13)%

Interest expense:
Agribusiness	$(27)	$(17)	59%	$(87)	$(57)	53%
Fertilizer	(14)	(9)	56%	(34)	(28)	21%
Edible oil products	(11)	(5)	120%	(25)	(19)	32%
Milling products	(4)	(2)	100%	(7)	(7)	—%
Other (soy ingredients)	—	—	—	—	(2)	(100)%

Total	$(56)	$(33)	70%	$(153)	$(113)	35%

Segment operating profit:
Agribusiness	$129	$68	90%	$309	$156	98%
Fertilizer	155	78	99%	263	174	51%
Edible oil products	20	22	(9)%	67	69	(3)%
Milling products	9	12	(25)%	28	20	40%
Other (soy ingredients)	—	—	—	—	8	(100)%

Total(1)	$313	$180	74%	$667	$427	56%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2004	2003	Change	2004	2003	Change
Depreciation, depletion and amortization:
Agribusiness	$22	$17	29%	$63	$58	9%
Fertilizer	17	15	13%	51	41	24%
Edible oil products	11	9	22%	31	24	29%
Milling products	3	4	(25)%	9	10	(10)%
Other (soy ingredients)	—	—	—	—	—	—

Total	$53	$45	18%	$154	$133	16%

Net income	$182	$89	104%	$364	$311	17%

(1)
Total segment operating profit, which is the consolidated segment operating profit of all our segments, is our consolidated income from continuing operations before income tax and minority interest that includes an allocated portion of the foreign exchange gains and losses relating to debt financing operating working capital, including readily marketable inventories. Also included in total segment operating profit is an allocation of interest income and interest expense attributable to the financing of operating working capital.

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

        Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ millions)
	2004	2003	2004	2003
Income from continuing operations before income tax and minority interest	$337	$172	$684	$526
Gain on sale of soy ingredients business	—	—	—	(111)
Unallocated expenses—net(1)	(24)	8	(17)	12

Total segment operating profit	$313	$180	$667	$427

(1)
Unallocated expenses—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 9% due to higher average selling prices for soybean commodity products. Selling prices increased over last year primarily due to the reduced 2003/2004 U.S. soybean crop. Prices for softseed products during the quarter followed the trend of soybean commodity product prices. Agribusiness segment volumes for the third quarter were flat versus the same period last year as demand was affected by the high soybean prices earlier in the year and a reduction in sales to China compared to last year. Soybean futures prices began to decline in the latter half of the 2004 third quarter in anticipation of a large 2004/2005 North American soybean harvest and large soybean planting intentions by South American farmers, which resulted in a decline in average selling prices.

        Cost of goods sold increased 7% due to increased raw material costs associated with the high prices for soybeans and an adjustment to the values of certain forward sales contracts for agricultural commodity products due to nonperformance by certain counter-parties. Also included in cost of goods sold in the third quarter of 2004 was a $9 million decrease in our allowance for recoverable taxes due from the Argentine government as a result of either cash received by us or compensation against taxes owed by us to the Argentine government, compared to a $16 million decrease in our allowance for recoverable taxes in the third quarter of 2003. Included in cost of goods sold in the third quarter of 2003 was a $5 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Gross profit increased 60% due to improvements in margins in most business lines due to effective freight and risk management, strong softseed profitability and efficiency improvements in logistics.

        Selling, general and administrative expenses (SG&A) increased 45% primarily due to increases in bad debt expenses associated with higher commodity prices, increased bonus, legal and tax provisions and an increase in the number of employees in our international marketing business. SG&A in the third quarter of 2003 benefited from a $4 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Segment operating profit increased 90% primarily due to the improvements in gross profit. The appreciation of the Brazilian real against the U.S. dollar during the third quarter of 2004 compared to June 30, 2004 resulted in foreign exchange gains on our U.S. dollar net monetary liability position in Brazil. In the third quarter of 2003, the devaluation of the Brazilian real against the U.S. dollar compared to the value of the Brazilian real at March 31, 2003 resulted in foreign exchange losses. In the third quarter of 2003, we also recorded a gain on a net U.S. dollar-denominated monetary asset position in Argentina. Interest expense increased primarily due to higher inventory levels associated with the higher commodity prices during most of 2004.

        Fertilizer Segment.    Fertilizer segment net sales increased 30% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, such as phosphate, which helped increase local prices as these products are priced to import parity. Retail fertilizer sales volumes increased 4% as a result of increases in market share. However, these increases were offset by a decrease in sales volumes of lower margin fertilizer byproducts, such as gypsum.

        Cost of goods sold increased 21% due to higher retail sales volumes and higher imported raw material costs, which were mitigated, in part, by lower local production costs. Gross profit increased 70% as a result of higher fertilizer selling prices offset partially by increases in imported raw material costs and increased retail sales volumes.

        SG&A increased 31% due to increases in employee compensation expense because of higher salaries related to pay increases, increases in variable compensation expense relating to the improved results, increases in bad debt expense associated with the increase in selling prices and corresponding receivables and certain other labor and legal provisions.

        Segment operating profit increased 99% primarily due to the increase in gross profit, partially offset by the increase in SG&A.

        Edible Oil Products Segment.    Edible oil product net sales increased 22% primarily due to a 12% increase in sales volumes and higher average selling prices. Volumes increased, primarily in Hungary and Poland, partially offset by a decline in South American volumes. Increases in selling prices primarily resulted from higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also benefited softseed product sales prices, particularly in Eastern Europe.

        Cost of goods sold increased 24% primarily due to higher raw material costs and increases in sales volumes. Third quarter 2004 results included a $3 million impairment charge relating to our North American edible oil operations. Also included in cost of goods sold in the third quarter of 2003 was a $1 million curtailment gain relating to certain postretirement healthcare benefit plans. Gross profit increased 8% primarily due to higher sales volumes. We were able to pass through the higher raw material costs through higher selling prices.

        SG&A was flat for the third quarter of 2004 compared to the same period last year. SG&A in the third quarter of 2003 benefited from a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Segment operating profit decreased 9% primarily due to an increase in interest expense associated with higher average borrowings to fund working capital as a result of the higher raw material prices experienced during most of the quarter.

        Milling Products Segment.    Milling products segment net sales increased 7% primarily due to increases in corn milling sales volumes in the U.S. and wheat milling sales volumes in Brazil. Corn milling volumes increased primarily due to the addition of a facility acquired in August of 2003. Wheat milling sales volumes benefited from the first quarter 2004 exchange of our Brazilian domestic retail flour assets for J.Macêdo's industrial flour business. During the latter part of the third quarter of 2004, customers began delaying purchases of wheat milling products with the expectation of lower selling prices associated with increased global wheat production. We believe this has contributed, in part, to a decrease in average selling prices during the third quarter of 2004 for wheat milling products.

        Cost of goods sold increased 9% due to the increase in sales volumes and higher raw material costs. Also, included in cost of goods sold in the third quarter of 2003 was a $2 million curtailment gain relating to certain postretirement healthcare benefit plans. Gross profit decreased 8% primarily due to a decline in average selling prices for wheat milling products and higher raw material costs.

        Segment operating profit decreased 25% as a result of the decrease in gross profit and higher interest expense.

        Financial Costs. A summary of consolidated financial costs for the periods indicated follows.

	Three Months Ended September 30,
(US$ in millions, except percentages)
	2004	2003	Change
Interest income	$34	$39	(13)%
Interest expense	(52)	(56)	(7)%
Foreign exchange gains (losses)	24	(1)

        Interest income decreased 13%, despite higher levels of invested cash from our June 2004 equity offering, primarily due to lower interest rates earned on interest earning assets in Brasil. Included in the third quarter of 2004 was $10 million of interest income earned on the cash invested in Brazil from the net proceeds of the June 2004 equity offering, which were used in September to acquire an additional 15% interest in Bunge Brasil. Interest expense decreased 7% primarily due to lower interest rates on our debt portfolio and $6 million in benefits from interest rate hedges, partially offset by higher average borrowings.

        Foreign exchange gains on our U.S. dollar net monetary liability position in Brazil resulted primarily from the 9% appreciation in the value of the Brazilian real in the third quarter of 2004 against the U.S. dollar. In contrast, in the third quarter of 2003, the value of the Brazilian real decreased 2% against the U.S. dollar, resulting in foreign exchange losses which were partially offset by a gain on a net U.S. dollar-denominated monetary asset in Argentina. Foreign exchange gains and losses are substantially offset by inventory mark-to market adjustments, which are included in segment operating profit.

        Other Income (Expense)—net.    Other income (expense)—net increased to $9 million in the third quarter of 2004 from zero in the third quarter of 2003 primarily due to an increase in our share of earnings from our Saipol joint venture in France and $5 million of gains on interest rate hedges.

        Income Tax Expense.    Income tax expense increased $52 million to $100 million in the third quarter of 2004 from $48 million in the third quarter of 2003 primarily due to an increase in pretax income. Our effective tax rate for the third quarter of 2004 increased to 30% compared to 28% in the third quarter of 2003 primarily due to a shift in income to jurisdictions with higher income tax rates.

        Minority Interest.    Minority interest increased to $55 million in the third quarter of 2004 from $33 million in the third quarter of 2003 primarily due to the increase in earnings of our less than wholly owned subsidiaries.

        Net Income.    Net income increased $93 million to $182 million in the third quarter of 2004 from $89 million in the third quarter of 2003 primarily due to increases in gross profit.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 19% due to higher average selling prices for soy commodity products and a 4% increase in volumes. Selling prices for soybean commodity products increased compared to last year primarily due to the shortage associated with the reduced 2003/2004 U.S. soybean crop. Prices of our softseed products followed the trend of soybean product prices. Volume increases were driven mainly by higher origination volumes in North America and Brazil.

        Cost of goods sold increased 16% due to the increased volumes and raw material costs and adjustments to the values of certain forward sales contracts for agricultural commodity products due to nonperformance by certain counter-parties. Also included in cost of goods sold in the nine months ended September 30, 2004 was a $1 million charge relating to reserves for recoverable taxes due from the Argentine government compared to a $25 million decrease in our allowance for recoverable taxes in the nine months ended September 30, 2003 associated with the recovery of certain tax receivables. Included in cost of goods sold in the first nine months of 2003 was a $5 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Gross profit increased 115% due to the increase in volumes and improvements in margins due to effective freight and risk management, strong softseed profitability and efficiency improvements in logistics and effective freight management.

        SG&A increased 42% primarily due to increases in bad debt expenses associated with higher commodity prices, increased variable employee compensation expense relating to the improved operating profit, increased legal and tax provisions and an increase in the number of employees in our international marketing business. SG&A in the nine months ended September 30, 2003 benefited from a $15 million curtailment gain relating to certain postretirement benefit plans.

        Foreign exchange losses for the nine months ended September 30, 2004 were $24 million compared to foreign exchange gains of $80 million in the nine months ended September 30, 2003. Through the first six months of 2004, the Brazilian real devalued against the U.S. dollar resulting in exchange losses on our U.S. dollar net monetary liability position in Brazil. Our U.S. dollar monetary exposure in Brazil is typically at its highest level during the first half of the year. During the third quarter of 2004, the Brazilian real appreciated, resulting in exchange gains on the U.S. dollar net monetary liability position in Brazil. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the third quarter of 2004 were not enough to offset the exchange losses recorded through the six months ended June 30, 2004. The exchange gains in the nine months ended September 30, 2003 resulted from the appreciation of the Brazilian real. Foreign exchange gains and losses are substantially offset by inventory mark-to market adjustments, which are included in segment operating profit.

        Segment operating profit increased 98% primarily due to the volume growth and improvements in margins. Interest expense increased primarily due to higher inventory levels associated with the higher commodity prices.

        Fertilizer Segment.    Fertilizer segment net sales increased 29% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, which helped increase local sales prices as these products are priced to import parity. Retail fertilizer sales volumes increased 7% as a result of increases in market share. However, this increase was offset by a decrease in sales volumes of lower margin fertilizer byproducts, such as gypsum.

        Cost of goods sold increased 23% due to higher imported raw material costs mitigated in part by lower local production costs. Gross profit increased 52% as a result of higher fertilizer selling prices, offset partially by increases in imported raw material costs.

        SG&A increased 44% due to increases in employee compensation expense because of higher salaries and certain other labor and legal provisions. In addition, the nine months ended September 30, 2003 benefited from non-recurring credits relating to social health and welfare taxes in Brazil and lower bad debt expense.

        Segment operating profit increased 51% primarily due to the increase in gross profit, partially offset by the increase in SG&A and higher interest expense associated with increases in working capital levels.

        Edible Oil Products Segment.    The table below outlines our edible oil products segment results for the nine months ended September 30, 2004 and 2003. The results for the nine months ended September 30, 2003 include the results of Lesieur, a French bottled oil producer which we sold to our Saipol joint venture in July 2003. In addition, for comparative purposes, the 2003 results of our edible oil products segment excluding Lesieur and the results of Lesieur alone, both for the nine months ended September 30, 2003, are also presented.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2003	2003
(US$ in millions, except volumes)	Actual	Actual	Excluding Lesieur	Lesieur
Volumes (in thousands of metric tons)	3,678	3,501	3,246	255
Net sales	$2,935	$2,367	$2,092	$275
Cost of goods sold	(2,734)	(2,150)	(1,910)	(240)

Gross profit	201	217	182	35
Selling, general and administrative expenses	(115)	(133)	(111)	(22)
Interest income	6	4	4	—
Interest expense	(25)	(19)	(17)	(2)

Segment operating profit	$67	$69	$58	$11

        Edible oil products segment net sales, excluding Lesieur, increased 40% primarily due to a 13% increase in sales volumes and higher average selling prices. Increases in selling prices were primarily due to higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also resulted in higher selling prices for softseed products. Volumes increased primarily in North America as a result of stronger demand.

        Cost of goods sold, excluding Lesieur, increased 43% primarily due to higher raw material costs and increases in sales volumes. Included in cost of goods sold in the first nine months of 2004 was a $3 million impairment charge relating to our North American edible oil operations and in the same nine-month period of 2003, a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Gross profit, excluding Lesieur, increased 10% primarily due to increases in sales volumes and margin expansion in Eastern Europe. Softseed product selling prices increased in response to higher soy commodity prices.

        SG&A, excluding Lesieur, increased 4% primarily due to increases in bad debt expenses and legal provisions. SG&A in the nine months ended September 30, 2003 benefited from a $1 million curtailment gain relating to certain postretirement benefit plans.

        Segment operating profit, excluding Lesieur, increased 16% primarily due to the improvement in gross profit margins in Eastern Europe and increases in sales volumes.

        Milling Products Segment.    Milling products segment net sales increased 10% primarily due to a 19% increase in sales volumes. Corn milling volumes increased primarily due to higher sales to U.S. commercial customers, higher sales under the U.S. government food aid program and the addition of a facility acquired in the latter half of 2003. The increase in wheat milling was primarily due to the addition of the industrial flour business which resulted from the J. Macêdo asset exchange during the first quarter of 2004.

        Cost of goods sold increased 10% due to the increase in sales volumes and higher raw material costs. Gross profit increased 7% primarily due to the increase in sales volumes and higher average selling prices for corn milling products.

        Segment operating profit increased by 40% as a result of the improvement in gross profit.

        Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Nine Months Ended September 30,
(US$ in millions, except percentages)
	2004	2003	Change
Interest income	$74	$83	(11)%
Interest expense	(166)	(167)	(1)%
Foreign exchange gains (losses)	(56)	76

        Interest income decreased 11% due to lower interest rates earned on invested cash in Brazil. Included in the third quarter of 2004 was $10 million of interest income earned on the cash invested in Brazil from the net proceeds of the June 2004 equity offering which were used in September to acquire the additional 15% interest in Bunge Brasil. Interest expense decreased 1% primarily due to lower interest rates on our debt portfolio and $6 million of benefits from interest rate hedges, partially offset by higher average borrowings. During 2003, we replaced long-term debt assumed in the acquisition of Cereol and long-term debt maturing in 2003 with lower rate long-term debt.

        Foreign exchange losses of $56 million included hedging costs related to our monetary exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 7% devaluation of the Brazilian real in the first six months of 2004. The first half of the year is seasonally when our U.S. dollar net monetary liability exposure in Brazil is at its highest level. During the third quarter of 2004, the Brazilian real appreciated 9% resulting in exchange gains on the U.S. dollar net monetary liability position in Brazil in that quarter. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the third quarter of 2004 were not enough to offset the exchange losses recorded in the first six months of 2004. The exchange gains in the nine months ended September 30, 2003 resulted from the 21% appreciation in the value of the real versus the U.S. dollar and a gain on a net U.S. dollar-denominated monetary asset in Argentina. Foreign exchange gains and losses are substantially offset by inventory mark-to market adjustments, which are included in segment operating profit.

        Other Income (Expense)—net.    Other income (expense)—net increased $15 million to $19 million in the nine months ended September 30, 2004 from $4 million of income in the nine months ended September 30, 2003 primarily due to the pre-tax gain of $5 million on the asset exchange transaction with J. Macêdo, increases in our share of earnings from our Saipol joint venture in France, and $5 million of gains on interest rate hedges. In March 2004, we completed an exchange transaction with J. Macêdo, whereby we exchanged our Brazilian domestic retail flour assets in exchange for J. Macêdo's industrial flour assets and approximately $7 million in cash.

        Income Tax Expense.    Income tax expense increased $83 million to $216 million in the nine months ended September 30, 2004 from $133 million in the nine months ended September 30, 2003 primarily due to an increase in pretax income. Our effective tax rate for the nine months ended September 30, 2004 was 32%, compared to an annual effective tax rate of 28% in 2003. Excluding the tax-free gain on the sale of our Brazilian soy ingredients business to Solae, our soy ingredients joint venture with DuPont, the 2003 annual effective tax rate was 33%.

        Net Income.    Net income increased $53 million to $364 million in the nine months ended September 30, 2004 from $311 million in the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003 included the $111 million gain on the sale of our Brazilian soy ingredients business to Solae.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet which provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.75 and 1.63 at September 30, 2004 and December 31, 2003, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $610 million at September 30, 2004 and $489 million at December 31, 2003. At September 30, 2004, we had $33 million of restricted cash, which is included in cash and cash equivalents, and is set aside as collateral for short-term loans.

        Included in our inventories were readily marketable inventories of $1,503 million at September 30, 2004 and $1,868 million at December 31, 2003. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The decrease in readily marketable inventories was primarily due to seasonally lower levels of inventory and a decrease in commodity prices from December 31, 2003.

        Long and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including through our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and credit lines, which are sufficient to meet our business needs. At September 30, 2004, we had approximately $1,900 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and under long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,879 million was unused and available at September 30, 2004. In June 2004, we renewed our $460 million three-year U.S. revolving credit facility, increasing the facility to $850 million with a five-year term. In addition, we renewed our $455 million European revolving credit facility with a one-year term.

        At September 30, 2004, we had no borrowings outstanding under our $600 million commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program. In June 2004, we renewed these lines for a three-year term expiring in June 2007. If we were unable to access the commercial paper market, we would use our bank credit lines, which would be at a higher cost than our commercial paper.

        Our short-term and long-term debt decreased by $488 million at September 30, 2004 from December 31, 2003 primarily due to repayments from cash flows provided by operations.

        In April 2004, we completed an offering of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The notes were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on these unsecured senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. We used the net proceeds of this offering of $496 million for the repayment of outstanding indebtedness.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of September 30, 2004.

        In June 2004, we entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. In September 2004, these interest rate swaps were terminated and we received cash of $60 million, comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the interest rate swap agreements. The $8 million of interest was included as a reduction to interest expense in 2004 in the consolidated statement of income and the

$52 million gain resulted in an adjustment to the carrying value of the associated debt in the consolidated balance sheet. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years. The $60 million of cash received was included in the consolidated statement of cash flows as cash provided by operating activities.

        Concurrent with the September 2004 termination of certain of our interest rate swap agreements, we entered into new interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. Under the terms of the new interest rate swaps, we make payments based on six-month LIBOR in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008. The interest rate swaps settle every six months until expiration.

        Redeemable Preferred Stock.    Minority interest in subsidiaries on the consolidated balance sheet at September 30, 2004 and December 31, 2003 includes $170 million of cumulative variable rate redeemable preferred shares issued by our consolidated subsidiary, Bunge First Capital Limited. On November 1, 2004 we redeemed the preferred shares for their face value of $170 million plus accrued dividends of $1 million. The redemption was financed with borrowings under our credit facilities.

        Shareholders' Equity.    In June 2004, we sold 9,775,000 common shares, including the exercise of the over-allotment option, in a public offering, which resulted in net proceeds of $330 million, after underwriting discounts, commissions and expenses. We used $282 million to acquire an additional 15% interest in the capital stock of Bunge Brasil in September 2004. We expect to use an additional $30 million to acquire the remaining outstanding shares in the fourth quarter of 2004.

        Shareholders' equity increased to $3,100 million at September 30, 2004 from $2,377 million at December 31, 2003 as a result of the net proceeds of $330 million from the sale of common shares, net income of $364 million, other comprehensive income of $54 million, which includes foreign exchange gains of $37 million, and $11 million attributable to the issuance of our common shares upon the exercise of employee stock options and the vesting of restricted stock units. This increase was partially offset by dividends paid to shareholders of $36 million.

  Cash Flows

        In the nine months ended September 30, 2004, our cash balance increased $121 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $31 million increase in our cash balance in the nine months ended September 30, 2003.

        Cash flow provided by operating activities for the nine months ended September 30, 2004, was $940 million compared to $638 million for the same nine month period in the prior year. Historically, our cash flow from operations has varied depending on the timing of the acquisition of, and the market prices for, agricultural commodity inventories, as well as the timing of when such inventories were sold. The second and third quarters of the year are typically the periods when most of our cash flows from operations are provided. Typically, during the second and third quarters, the North American and European "old" crop inventories harvested the previous year in September and October are at their lowest level. In addition, approximately one-half of the South American inventories acquired during the March, April and May 2004 harvest have been sold.

        Prices of raw materials also have a significant impact on cash flow from operations. Soybean prices increased significantly beginning in the third quarter of 2003 and continued their increase into the third quarter of 2004. In addition, the prices of imported raw materials for the fertilizer business increased significantly. The rising agricultural commodity and imported fertilizer raw material prices significantly increased the use of working capital to acquire inventories during 2004. Our risk management policies include hedging strategies to mitigate the risk that the cost of these inventories would not be recovered. During the third quarter of 2004, agricultural commodity prices declined, which resulted in a reduction in working capital levels.

        Cash flow provided by operating activities for the nine months ended September 30, 2004 included $52 million received from the net settlement of various interest rate swaps entered into in June 2004 and terminated in September 2004. Cash flow from operations for the nine months ended September 30, 2003 included $57 million paid in connection with the settlement of the Ducros arbitration.

        Cash used by investing activities was $595 million in the nine months ended September 30, 2004, compared to cash provided of $225 million in the nine months ended September 30, 2003. Investments in property, plant and equipment under our capital expenditure plan were $208 million for the nine months ended September 30, 2004. Of this amount, $74 million represented maintenance capital expenditures in the nine months ended September 30, 2004, compared to $59 million in the nine months ended September 30, 2003. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity and expenditures for equipment required to comply with environmental regulations. The majority of non-maintenance capital expenditures in the nine months ended September 30, 2004 related to efficiency improvements to reduce costs, equipment upgrades and business expansion.

        In September 2004, we acquired an additional 15% interest in the outstanding shares of Bunge Brasil for $282 million in cash. In April 2004, we acquired the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, for $27 million. In addition, we invested approximately $43 million in existing and new business joint ventures during the nine months ended September 30, 2004 primarily in South America and Eastern Europe and we loaned $43 million to our joint ventures in Poland and Russia for working capital and other capital expenditure requirements. Also included in cash flow from investing activities in the nine months ended June 30, 2004 is $7 million received in the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo.

        In the nine months ended September 30, 2003, we sold our Brazilian soy ingredients business to Solae for which we received net proceeds of $251 million. We also received $240 million from the sale of Lesieur. We used $23 million to acquire the remaining 2.62% of Cereol's outstanding shares we did not already own and, in connection with the settlement of the Ducros arbitration, we paid an additional purchase price to Edison SpA, Cereol's former controlling shareholder, and Cereol's former public shareholders of $42 million. We also completed certain smaller acquisitions in India and Eastern Europe for a total of $43 million.

        Cash used for financing activities was $247 million in the nine months ended September 30, 2004, compared to cash used of $883 million in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we reduced our borrowings of short-term debt by using cash flow provided by operating activities. In April 2004, our wholly owned finance subsidiary, Bunge Limited Finance Corp., issued $500 million of unsecured senior notes for net proceeds of $496 million which are unconditionally guaranteed by Bunge Limited, and in June 2004, we sold 9,775,000 common shares for net proceeds of $330 million.

        In the nine months ended September 30, 2003, we issued $300 million of unsecured senior notes and Mutual Investment Limited repaid in full the $55 million note owed to us. Dividends paid to our shareholders in the nine months ended September 30, 2004 were $36 million and $31 million in the nine months ended September 30, 2003.

  U.S. Tax Legislation

        In October 2004, new U.S. legislation was enacted that phases out the Extraterritorial Income Act tax legislation over a period of three years. The new legislation is intended to allocate benefits previously provided to U.S. exporters across all manufacturers. Although most of our U.S. activities qualify as "manufacturing" under the new legislation, we expect that this new legislation will be less beneficial to us than the prior tax regulations due to our U.S. tax position. The new legislation phases out the old regulations over a three year period beginning in 2005. The current tax legislation lowered our overall tax liabilities by $16 million in 2003.

  Guarantees

        We have issued or were a party to the following guarantees at September 30, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$69
Unconsolidated affiliates financing (2)	16
Customer financing (3)	132

Total	$217

(1)
Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at September 30, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(3)
We issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At September 30, 2004, $50 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at September 30, 2004.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,298 million at September 30, 2004. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2004. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $280 million as of September 30, 2004, of which $6 million was outstanding as of such date.

Dividends

        In October 2004, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.13 per share. The dividend is payable on Tuesday, November 30, 2004 to shareholders of record as of Tuesday, November 16, 2004.

Recent Developments

        In addition, in October 2004, we purchased exclusive rights to an edible oil brand in Russia and the former Soviet Union for approximately $20 million.

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

Recent Accounting Pronouncements

        In October 2004, the Financial Accounting Standards Board (FASB) concluded that the proposed Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R),

would require all companies to measure compensation cost for all share-based payments (including stock options) at fair value. This would be effective for us for the interim or annual periods beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) to the beginning of the fiscal year that includes the effective date would be permitted. We have not yet determined whether we will adopt the proposed SFAS No. 123R upon its effective date or earlier as we await the issuance of the final rule by the FASB.

        In September 2004, the FASB Emerging Issues Task Force (EITF) reached a final consensus that contingently convertible instruments, which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified market price target, should be included in the diluted earnings per share computations (if dilutive) regardless of whether the market price target has been met. In the fourth quarter of 2004, the FASB plans to issue an amendment to SFAS No. 128, Earnings per Share (SFAS No. 128) and this consensus would have the same transition requirement as the amended SFAS No. 128. The amendment to SFAS No. 128 is expected to be effective for our December 2004 year end and the consensus must be applied by restating prior periods presented during which the instrument was outstanding. However, the consensus need not be applied to instruments that were repaid in cash prior to the end of the period of adoption. Further, the determination of the dilutive effect upon adoption is based on the form of the instrument as it exists at the end of the quarter of adoption. Upon the issuance of the amendment to SFAS No. 128, we may be required to restate all prior period computations presented in our 2004 annual report, if the instrument is dilutive.

        In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (Issue No. 04-2), that mineral rights, as defined in Issue No. 04-2, are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral rights as intangible assets in Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142. In April 2004, the FASB issued proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets to eliminate the inconsistency between EITF Issue No. 04-2 and SFAS No. 141 and No. 142. The guidance in this FSP would be effective for the first reporting period beginning after the date that this FSP is finalized. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. We have applied the EITF and the proposed FSP to our condensed consolidated balance sheet beginning as of March 31, 2004 and have reclassified the prior period condensed consolidated balance sheet to conform to this presentation. The reclassification at December 31, 2003 was $208 million, resulting in an increase to property, plant and equipment, net and a corresponding decrease in other intangible assets in the condensed consolidated balance sheets.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act to which FSP No. FAS 106-1 relates, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree health care benefit plans. We have elected a one-time deferral of the accounting for the effects of the Act, as permitted by FSP No. FAS 106-1. In May 2004, the FASB issued FSP No. FAS 106-2, which superceded FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for interim periods beginning after June 15, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. FSP No. FAS 106-2 will require a remeasurement of the applicable Plans' assets and benefit obligations at the applicable date. We have made a preliminary determination that the effects of the Act are not a significant event for us and not material to our financial position or results of operations. Although final guidance on the definition of "actuarially equivalent" is not yet available, we expect that the prescription drug benefits we provide will be actuarially equivalent. Based on this assumption, the estimated subsidy resulting from the Act will be incorporated prospectively into the Plan obligation as of the 2004 measurement date as an actuarial gain.

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

	Nine Months Ended September 30, 2004		Year Ended December 31, 2003
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$414	$41	$517	$52
Highest short position	(14)	(1)	(50)	(5)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $961 million as of September 30, 2004 and December 31, 2003. Included in other comprehensive income (loss) are exchange gains of $25 million in the nine months ended September 30, 2004 and exchange gains of $118 million in the year ended December 31, 2003, related to permanently invested intercompany loans.

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

(US$ in millions)	As of September 30, 2004	As of December 31, 2003
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(375)	$(1,080)
Market risk	(38)	(108)
Agricultural commodities inventories	833	1,063
Net currency long (short) position, less agricultural commodities inventories	458	(17)
Market risk	$(46)	$(2)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(151)	$(32)
Market risk	(15)	(3)
Agricultural commodities inventories	160	71
Net currency long position, less agricultural commodities inventories	9	39
Market risk	$1	$4

Interest Rate Risk

        In September 2004, we entered into treasury rate lock agreements with an aggregate notional amount of $500 million at a 10-year treasury yield of 4.15% with a settlement date of March 2005. The treasury rate lock agreements were not designated as hedging instruments, an election allowable under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). As of September 30, 2004, we recorded a gain in other income (expense)-net in the condensed consolidated statement of income of approximately $5 million relating to these derivative agreements.

        In June 2004, we entered into various interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. These swap agreements had an aggregate notional amount of $1 billion at weighted average fixed rates receivable of 4.375% and 5.35% and weighted average variable rates payable of 2.23% and 2.17%, with maturity dates of 2008 and 2014. These interest rate swap agreements were accounted for as fair value hedges. In September 2004, we terminated the June 2004 swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the June 2004 swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense in the condensed consolidated statement of income and the $52 million gain was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years.

        Concurrent with the September termination of the June 2004 swap agreements, we entered into various new interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. We have accounted for these new swap agreements as fair value hedges.

        The derivatives used by us as hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. As of September 30, 2004, we recognized no ineffectiveness related to the hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

        The following table summarizes our outstanding interest rate swap agreements as of September 30, 2004.

	Maturity		Fair Value
(US$ in millions)	2008	2014	Total	As of September 30, 2004
Receive fixed/pay variable notional amount	$500	$500	$1,000	$(9)
Weighted average variable rate payable(1)	2.99%	2.98%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

Item 4.    CONTROLS AND PROCEDURES

        As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Oleina Holding Arbitration—We are involved in arbitration proceedings at the ICC International Court of Arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding S.A. and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002, the final purchase price to be determined by arbitration. In April 2004, we were notified that the arbitration tribunal had determined the purchase price to be approximately $73 million plus interest of approximately $5 million. Subsequently, Cereol's former joint venture partner submitted a request for rectification to increase the purchase price to approximately $108 million. In May 2004, we filed a recourse for annulment of the arbitration decision with the Federal Court of Lausanne, Switzerland, and in July 2004 the Federal Court of Lausanne issued a decision suspending enforcement of the arbitration award pending its decision on the recourse for annulment.

        In July 2004, the arbitration tribunal issued its ruling with respect to the request for rectification and increased the purchase price to approximately $108 million. In addition, the Federal Court of Lausanne denied our recourse for annulment of the April 2004 arbitral award. We have filed a new recourse for annulment of the rectified arbitral award issued in July 2004 and a request for suspension of enforcement with the Federal Court of Lausanne, both of which are currently pending. We are entitled to be indemnified by Edison SpA, from whom we purchased Cereol in October 2002, for any portion of the final purchase price which exceeds $39 million. As of September 30, 2004, we have recorded an obligation of $77 million to Cereol's former joint venture partner and a receivable in the same amount from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. We have assessed the collectibility of this receivable under the terms of its agreement with Edison and believe this amount is fully collectible under the agreement.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

BUNGE LIMITED
Date: November 9, 2004	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
	By:	/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS