Form 10-K
period 2004-12-31
BUNGE LTD
filed 2005-03-16
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0231912 (I.R.S. Employer Identification No.)
50 Main Street White Plains, New York USA (Address of principal executive offices)	10606 (Zip Code)
(914) 684-2800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value $.01 per share Series A Preference Shares Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

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

        The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004, as reported by the New York Stock Exchange, was approximately $4,242 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

        As of December 31, 2004, 110,671,450 Common Shares, par value $.01 per share and 110,671,450 Series A Preference Shares Purchase Rights were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the 2005 Annual General Meeting of Shareholders to be held on May 27, 2005 are incorporated by reference into Part III.

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

  •
  the effects of economic, political or social conditions and changes in foreign exchange policy or rates;

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

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "Bunge Limited," "Bunge," "we," "us" and "our" refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

        We are an integrated, global agribusiness and food company operating in the farm-to-consumer food chain, with operations ranging from sales of raw materials such as grains and fertilizers to retail food products such as margarine and mayonnaise. In 2004, we had total net sales of $25,168 million. We believe we are:

  •
  the world's leading oilseed processing company, based on processing capacity;

  •
  the largest producer and supplier of fertilizer to farmers in South America, based on volume; and

  •
  a leading seller of bottled vegetable oils worldwide, based on sales.

        We conduct our operations in three divisions: agribusiness, fertilizer and food products. These divisions include four reporting segments: agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business involved in the purchase, processing, storage and sale of grains and oilseeds. Our agribusiness operations and assets are primarily located in North and South America and Europe, and we have international marketing offices throughout the world. The segment operating profit of our agribusiness division was $358 million in 2004.

        Our fertilizer division is involved in every stage of the fertilizer business, from mining of raw materials to the sale of fertilizer products. The activities of our fertilizer division are primarily located in Brazil. The segment operating profit of our fertilizer division was $372 million in 2004.

        Our food products division consists of two business segments: edible oil products and milling products. These segments include businesses that produce and sell food products such as edible oils, shortenings, margarine, mayonnaise and milled products such as wheat flours and corn products. The activities of our food products division are primarily located in North America, Europe, Brazil and India. The segment operating profit of our edible oil products segment and milling products segment was $79 million and $41 million, respectively, in 2004.

History and Development of the Company

        We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We were formed on May 18, 1995 under the name Bunge Agribusiness Limited, and we changed our name to Bunge Limited on February 5, 1999. We trace our history back to 1818 when we were founded as a grain trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodities market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923, and in 1999 moved our corporate headquarters to the United States.

        Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York 10606, and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

        Overview.    Our agribusiness division is an integrated business involved in the purchase, processing, storage and sale of grains and oilseeds. The principal grains and oilseeds that we purchase are soybeans, sunflower seed, rapeseed or canola, wheat, corn and sorghum. Our oilseed processing operations crush oilseeds to produce meal and crude and further processed oils. Soybean processing accounted for approximately 83% of our total oilseed processing capacity in 2004. Our international marketing operations provide sales and distribution to our customers while managing commodity, financing and freight risks for our business.

        We obtain all of our grains and oilseeds from third parties, either directly through individual relationships and purchase contracts with farmers or indirectly through intermediaries. We do not engage in any farming operations.

        Customers.    We sell grains, oilseeds, meal and oil to both our own oilseed processing operations and our food products division, as well as to U.S. and international customers in over 90 countries. Our oilseed processing operations use a substantial majority of the oilseeds that we originate. The principal third- party purchasers of our grains and oilseeds are oilseed processors, feed manufacturers and wheat and corn millers. The principal purchasers of our oilseed meal and hulls include feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. The principal purchasers of our crude and further processed oils are edible oil processing companies, including our own food products division, which purchased approximately one-third of our total crude oil production in 2004.

        Our agribusiness operations supply, depending on their location, both domestic and export customers. For example, in Argentina, our customer base is primarily export. In Brazil and Canada, we produce oilseed meal and oil for both the domestic and export markets. In the United States and Europe, the market for these commodity products is primarily domestic. In the United States, Brazil and Europe, some of our agribusiness products, such as corn and oilseed meal, are used in the production of meat and poultry that is ultimately exported. As a result, our agribusiness operations benefit from global demand for poultry and pork products.

        Distribution and Logistics.    We use a variety of transportation modes to transport our products, including railcars, river barges, trucks and ocean-going vessels. We own and lease railcars and barges, and use transportation services provided by truck lines, railroads and barge companies to fulfill our logistics needs. We also contract with third parties for ocean freight services. We have made and will continue to make selective investments in port and storage facilities to better serve our customer base.

        Other Services.    In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. These loans carry local market interest rates and are repaid in soybeans or other agricultural commodities. As of December 31, 2004, the total amount outstanding under prepaid commodity purchase contracts and secured advances to our suppliers, which primarily include farmers, was $932 million. In addition to our crop financing program, we offer other financial services, such as trade structured finance and financial risk management services to customers. These services include assisting our customers with managing exposure to adverse price movements in the agricultural commodities used in their business and arranging for third-party financings with financial institutions or through government financing programs.

        Competition.    Markets for our agribusiness products are highly competitive. Our major competitors in our agribusiness operations are The Archer Daniels Midland Co., or ADM, and Cargill

Incorporated, or Cargill, and, to a lesser extent, local, large agricultural cooperatives and trading companies.

Fertilizer

        Overview.    We are the largest producer and supplier of fertilizer to farmers in South America and the only major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of raw materials to selling of mixed fertilizers. In the Brazilian retail market, we have approximately 30% of the market share of "NPK" fertilizers. NPK refers to nitrogen, phosphate and potassium, the main components of chemical fertilizers. As a result of expansion in the Brazilian agricultural sector and the related increase in demand for fertilizer, we have recently expanded our fertilizer mixing capacity and intend to expand our production capabilities at our existing mines.

        Products and Services.    Our fertilizer division is comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production and sale of intermediate products to fertilizer mixers, cooperatives and our own retail fertilizer production operations. We also produce phosphate-based animal feed ingredients. The primary products we produce in our nutrients operations are single super phosphate, dicalcium phosphate and phosphoric acid. Dicalcium phosphate is a major source of calcium used in animal feed for livestock production and is a principal alternative to meat and bone meal. We are the leading producer of dicalcium phosphate in Brazil. Our retail operations consist of producing, distributing and selling mixed NPK formulas, mixed nutrients and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and Paraguay. We market our fertilizers under the Serrana, Manah, Ouro Verde and IAP brands.

        Raw Materials.    Our basic raw materials in our fertilizer division are potash, phosphate, sulfuric acid and nitrogen-based products. We produced approximately 53% of our total phosphate requirements in 2004 and imported the balance from third-party suppliers. We produce enough sulfuric acid to fully satisfy our internal needs. In 2004, we supplied approximately 9% of our internal demand for nitrogen, and we purchased the remainder from third-party suppliers. Our internal need for potash is fully satisfied from third-party suppliers. Approximately 41% of our total raw material needs were imported in 2004. The prices of phosphate rock, sulfuric acid, nitrogen and potash are determined by reference to international prices as a result of supply and demand factors. Each of these raw materials is readily available in the international marketplace from multiple sources.

        Distribution and Logistics.    Our phosphate mining operations in Brazil allow us to lower our logistics costs by reducing our use of imported raw materials, thereby reducing the associated transportation expenses. In addition, we reduce our logistics costs by back-hauling agricultural commodities from our inland commodities storage and processing locations to export points after delivery of imported fertilizer raw materials to our inland processing plants.

        Competition.    Our main competitors in the fertilizer divisions are Copebras, The Mosaic Company (the company formed by the recent merger of Cargill Crop Nutrition and IMC Global Inc.), Norsk Hydro (Trevo) and Heringer.

Food Products

        Overview.    Our food products division consists of two business segments: edible oil products and milling products. We sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials we use in our food products division are various crude and further processed oils in our edible oils segment, and corn and wheat in our milling products segment. As these raw materials are agricultural commodities, we expect supply to be adequate for our operational needs. We seek to realize synergies between our food products division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global agribusiness enterprise. In addition, many of our oilseed processing facilities are located in close proximity to our edible oil refineries to reduce transportation costs.

  Edible Oil Products

        Products.    Our edible oil products include bottled oils, shortenings, margarine, mayonnaise and other products derived from the oil refining process. We primarily use soybean, sunflower, rapeseed or canola, corn, peanut, cottonseed and other oils that we produce in our oilseed processing operations. We are a leading seller of bottled vegetable oils in the world, based on sales, and have edible oil processing, refining and bottling facilities in North America, South America, Europe and India.

        We sell our retail edible oil products in Brazil under a number of our own brands, including Soya, the leading bottled oil brand, and Bunge Pro, the top foodservice shortening brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor. In the United States, our Elite brand is one of the leading foodservice brands of edible oil products. In Europe, we are the market leader in consumer bottled vegetable oils, which are sold in various local markets under brand names including Oli, Venusz, Floriol, Kujawski, Olek, Unisol and Oleina. In India, our primary brands include Dalda, Chambal and Masterline.

        Distribution and Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as inputs in their operations, as well as retail consumers.

        Competition.    In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Unilever and Ventura Foods, LLC, among others. In Europe, our consumer bottled oils compete with ADM, Cargill, Unilever and with various local companies in each country.

  Milling Products

        Products.    Our milling products include wheat flours, sold primarily in Brazil, and corn products sold in the United States. Corn products consist of dry milled corn grits, meal and flours, as well as soy-fortified corn meal, corn-soy blend and other similar products that we sell to the U.S. government for humanitarian relief programs. We also produce corn oil and corn feed products. In 2004 and 2003, we had the leading market share of the U.S. corn dry milling industry, based on sales. We also have corn milling operations in Canada and Mexico. In Brazil, our wheat milling operation primarily sells industrial and foodservice flour products.

        In March 2004, our Brazilian subsidiary Bunge Alimentos S.A. exchanged its retail flour assets for J. Macêdo's wheat-based industrial, foodservice and bakery products businesses and related brands.

        Distribution and Customers.    We sell our wheat milling products, including a variety of commercial bakery flours, to food processors. Our corn products are predominantly sold into the U.S. food processing sector and to the U.S. government. Our corn grits and meal are used primarily in the cereal, snack food and brewing industries. Our corn oil and feed products are sold to edible oil processors and animal feed markets, respectively.

        Competition.    The wheat milling industry in Brazil is competitive, with many small regional producers. Our major competitors in Brazil are Pena Branca Alimentos, M. Dias Branco S.A. and Moinho Pacifico. Our major competitors in our U.S. corn products business include Cargill and J.R. Short Milling Co.

Bunge Brasil Transaction

        In September 2004, we acquired, through a tender offer in Brazil, an additional 15% of the outstanding capital stock of Bunge Brasil S.A. (Bunge Brasil), the holding company for our Brazilian operations, for approximately $282 million in cash. Following the completion of this tender offer, we delisted Bunge Brasil from the São Paulo Stock Exchange (BOVESPA). In the fourth quarter of 2004, we acquired the remaining shares of Bunge Brasil that we did not already own for approximately $32 million. As a result of these transactions, we increased our ownership of Bunge Brasil and its subsidiaries, Bunge Alimentos S.A., Bunge's Brazilian agribusiness and food products subsidiary and Bunge Fertilizantes S.A., Bunge's Brazilian fertilizer subsidiary, to 100%.

Operating Segments and Geographic Areas

        The following tables set forth our net sales by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area is determined based on the location of the subsidiary making the sale. Information for 2002 reflects our acquisition of Cereol S.A., which we acquired in October 2002.

	Year Ended December 31,
	2004	2003	2002
	(US$ in millions)
Net Sales to External Customers by Operating Segment(1):
Agribusiness	$17,911	$16,224	$10,483
Fertilizer	2,581	1,954	1,384
Edible oil products	3,872	3,184	1,279
Milling products	804	751	628
Other (soy ingredients)	—	52	108

Total	$25,168	$22,165	$13,882

	Year Ended December 31,
	2004	2003	2002
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$8,777	$7,176	$4,232
United States	6,783	6,129	4,482
Brazil	4,939	3,894	3,253
Asia	3,225	3,451	1,229
Canada	1,160	1,216	203
Argentina	262	275	452
Rest of World	22	24	31

Total	$25,168	$22,165	$13,882

	December 31,
	2004	2003	2002
	(US$ in millions)
Long-Lived Assets by Geographic Area(2):
Brazil	$1,759	$1,323	$1,002
United States	1,021	1,052	726
Europe	410	302	394
Argentina	113	80	53
Rest of world	120	110	98
Unallocated(3)	—	—	89

Total	$3,423	$2,867	$2,362

(1)
During the year ended December 31, 2004, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2003 have been reclassified to conform to the current presentation.

(2)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

(3)
Unallocated purchase price relating to acquisition of Cereol S.A. (see Note 8 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

        Please see Note 28 to our consolidated financial statements included as part of this Annual Report on Form 10-K for additional information on our total assets, segment operating profit, and our net sales and other financial information by operating segment.

Joint Ventures and Alliances

        We participate in several unconsolidated joint ventures, the most significant of which are described below. For additional information on our joint ventures see Note 11 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        Solae; Alliance with DuPont.    In April 2003, we entered into an alliance with E.I. du Pont de Nemours (DuPont). This alliance consists of a joint venture, The Solae Company, or Solae, of which we own 28% and DuPont owns 72%, that focuses on the global production and distribution of specialty food ingredients, including soy proteins and lecithins; a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and an alliance to develop a broader offering of services and products for farmers. In October 2004, together with DuPont, we announced the first new product developed under the biotechnology alliance, a new, low linolenic soybean oil that enables food service providers and food processors to reduce or eliminate trans-fatty acids in their products. The oil will be marketed as Nutrium(TM) Low Lin Soybean Oil and will be the first product sold under the Nutrium(TM) brand.

        Saipol S.A.S.    Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmer's association. Saipol is engaged in oilseed processing and the sale of branded bottled vegetable oils in France. We have a 33.34% interest in Saipol. In July 2003, we sold Lesieur, a French maker of branded bottled vegetable oils that we acquired through our acquisition of Cereol, to Saipol for $240 million in cash, which included the repayment of Lesieur's intercompany debt owed to us of $72 million, and a note receivable from Saipol with a carrying value of $39 million at December 31, 2004, which is payable in July 2009.

        Terminal 6 S.A. and Terminal 6 Industrial S.A.    We have a joint venture in Argentina with Aceitera General Deheza S.A., or AGD, for the operation of the Terminal 6 port facility located in the Santa Fe province. We are also party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures.

        AGRI-Bunge, LLC.    In March 2004, we established the AGRI-Bunge, LLC joint venture with AGRI Industries, an Iowa farmer-owned cooperative. The joint venture originates grain and operates Mississippi river terminals. We have 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge LLC.

        EWICO S.p.o.o.    We have a 50% share of this joint venture in Poland with a local partner. In June 2004, the joint venture acquired Kama Foods, formerly a manufacturer of edible oils and margarines. Operations began at the newly renovated manufacturing facilities in August 2004 with production of crude oil and refined rapeseed oil sold in bulk.

        Fosbrasil S.A.    We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Societé Chimique Prayon-Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

        Harinera La Espiga, S.A. de C.V.    We are a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. We have a 31.5% interest in the joint venture.

Research and Development, Patents and Licenses

        Our research and development activities are focused on developing products and optimizing techniques that will drive growth or otherwise add value to our core business lines.

        In our food products division, we have established centers of excellence, located in the United States and Hungary, to develop and enhance technology and processes associated with food products and marketing.

        Our total research and development expenses were $14 million in 2004, $8 million in 2003 and $8 million in 2002. As of December 31, 2004, our research and development organization consisted of approximately 123 employees worldwide.

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

        In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, our fertilizer sales are significantly higher in the third and fourth quarters of each year.

        In our food products division, there are no significant seasonal effects on our business.

Risk Management

        Effective risk management is a fundamental aspect of our business. Correctly anticipating market developments to optimize timing of purchases, sales and hedging is essential for maximizing the return on our assets. We engage in commodity price hedging in our agribusiness and food products divisions to reduce the impact of volatility in the prices of the principal agricultural commodities we use in those divisions. We also engage in foreign currency and interest rate hedging. In addition, we enter into certain freight agreements relating to the transportation of our products in order to reduce our exposure to volatility in freight costs. Our risk management decisions take place in various markets but position limits are centrally set and monitored. For foreign exchange risk, we require our positions to be hedged in accordance with our foreign exchange policies. We have a finance and risk management committee of our board of directors that supervises and reviews our overall risk management policies and risk limits. In addition, we have a chief risk officer who focuses on managing our risk exposures. We also periodically review our risk management policies, procedures and systems with outside consultants. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Government Regulation

        We are subject to regulation under U.S. federal, state and local laws and the laws of the other jurisdictions in which we operate. These regulations govern various aspects of our business, including storage, processing and distribution of our agricultural commodity products, food processing, handling and storage, mining and port operations and environmental matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies. In addition, our facilities are subject to periodic inspection by governmental agencies, including the Department of Agriculture, the Food and Drug Administration and the Environmental Protection Agency in the United States and analogous governmental agencies in the other countries in which we do business throughout the world. Certain new regulations that had or are expected to have an impact on our industry are outlined below.

        GMO Regulation.    New regulations have been passed in Europe and Brazil related to the regulation of genetically modified organisms (GMOs). The European Parliament and the Council of the European Union (EU) have passed new regulations which require labeling and traceability criteria for GMOs. These regulations, which took effect on April 19, 2004, introduce the obligation to inform customers when marketing a GMO or GMO derivative, as well as the obligation to maintain systems of traceability at all levels in the food chain. Products derived from GMOs, including food and animal feed, must be labeled if they contain more than 0.9% genetically modified material.

        In Brazil, the government is expected to legalize the planting and sale of GMO soybeans after having temporarily legalized such planting and sale in certain regions for the past two years. However, certain Brazilian states have banned the planting, sale or transport of GMO crops, which has resulted in the disruption of certain GMO crop shipments. In addition, Brazilian law requires that all products intended for animal or human consumption be labeled if the GMO content of such product exceeds 1%.

        Trans-Fatty Acids Labeling Requirements.    The U.S. Food and Drug Administration recently defined new labeling rules, which will be effective January 1, 2006, requiring food processors to disclose levels of trans-fatty acids contained in their products. Many of our soybean oil products that are sold in the United States contain trans-fatty acids as a result of being hydrogenated for use in processed and packaged foods to extend shelf life and stabilize flavor. As a result of the labeling requirement, several food processors have recently indicated an intention to switch to products with lower levels of trans-fatty acids. As a result, we have developed, together with DuPont, a new low linolenic soybean oil that is trans-fat free, and are working with customers to offer other trans-fat alternatives.

Competitive Position

        Markets for our products are highly price competitive and sensitive to product substitution. No single company competes with us in all of our markets. Please see the "Competition" section contained in the discussion of each of our operating segments above for a list of the primary competitors in each segment.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may create emissions of certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in most of our business lines. Handling hazardous or toxic materials and wastes is inherently risky, and we incur costs to comply with health, safety and environmental regulations applicable to our operations.

        Our total environmental compliance expenses were approximately $26 million in 2004, $20 million in 2003 and $7 million in 2002. The increase in our environmental compliance expenses in 2003 was primarily due to a full year of combined operations with Cereol and $7 million of expenses associated with certain facilities in the United States that we sold in 1995, which we reported as discontinued operations. Compliance with environmental laws and regulations did not materially affect our capital expenditures, earnings or competitive position in 2004, and, based on current laws and regulations, we do not expect that they will do so in 2005.

Employees

        The following tables indicate the distribution of our employees by business division and geographic region as of the dates indicated.

Employees by Business Division

	December 31,
	2004	2003	2002
Agribusiness	9,120	8,797	7,736
Fertilizer	6,846	6,526	6,114
Food products	8,655	7,972	10,357

Total	24,621	23,295	24,207

Employees by Geographic Region

	December 31,
	2004	2003	2002
North America	4,140	4,066	5,369
South America	14,904	14,594	14,533
Europe	4,390	3,707	3,993
Asia	1,187	928	312

Total	24,621	23,295	24,207

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

Available Information

        Our website address is www.bunge.com. Through the "About Bunge—Investor Information—SEC Filings" section of our website, it is possible to access all of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website.

        Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC. In addition, reports on Form 20-F and current reports on Form 6-K filed or furnished prior to July 27, 2004, are also available free of charge through our website.

        Through the "About Bunge—Investor Information—Corporate Governance" section of our website, it is possible to access copies of the charters for our audit committee, compensation committee, finance and risk management committee and corporate governance and nominations committee. Our corporate governance guidelines and our code of ethics are also available in this section of our website. Each of these documents is made available, free of charge, through our website and in print from us upon request.

        The foregoing information regarding our website and its content is for your convenience only. The information contained on or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.

        In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Managing Director, New Business Development, Bunge Limited
Archibald Gwathmey	Managing Director, Agribusiness Division, Bunge Limited, and Chief Executive Officer, Bunge Global Markets, Inc.
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
Flávio Sá Carvalho	Chief Personnel Officer
William M. Wells	Chief Financial Officer
Mario A. Barbosa Neto	Chief Executive Officer, Bunge Fertilizantes S.A.
Jean-Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	Chief Executive Officer, Bunge Alimentos S.A.

        Alberto Weisser, 49.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of Ferro Corporation and a member of the North American Agribusiness Advisory Board of Rabobank. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil and has participated in several post-graduate programs at Harvard Business School. He has also attended INSEAD's Management Development Program in France.

        Andrew J. Burke, 49.    Mr. Burke has been Managing Director, New Business Development since January 2002. Previously, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG, the German chemical company. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University, is licensed as a certified public accountant and earned an M.B.A. from Manhattan College.

        Archibald Gwathmey, 53.    Mr. Gwathmey has been the Managing Director of our agribusiness division since December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 25 years experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

        João Fernando Kfouri, 66.    Mr. Kfouri has been the Managing Director of our food products division since May 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

        Flávio Sá Carvalho, 61.    Mr. Sá Carvalho has been our Chief Personnel Officer since 1998. Prior to joining Bunge, he served as Vice President of Human Resources at Aetna International, Inc. since 1994. Prior to that, he was with Bank of America for 12 years in multiple capacities, including Director of Human Resources for their Latin American operations, International Compensation and Benefits, Corporate Staffing and Planning and Vice President of International Human Resources. Mr. Sá Carvalho studied Mass Communications in Brazil and holds an M.S. in Education Research and Development from Florida State University.

        William M. Wells, 44.    Mr. Wells has been our Chief Financial Officer since January 2000. Prior to that, Mr. Wells was with the McDonald's Corporation for ten years, where he served in numerous capacities, including chief executive of System Capital Corporation, the McDonald's System's dedicated finance company, Chief Financial Officer of McDonald's Brazil and Director of both U.S. and Latin American finance. Before McDonald's, Mr. Wells was with Citibank N.A. in Brazil and New York. He has a Master's Degree in International Business from the University of South Carolina.

        Mario A. Barbosa Neto, 58.    Mr. Barbosa Neto has been the Chief Executive Officer of Bunge Fertilizantes S.A. since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 25 years experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil S.A. from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas Foundation. Mr. Barbosa Neto is Vice President of the International Fertilizer Association.

        Jean-Louis Gourbin, 57.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Carl L. Hausmann, 58.    Mr. Hausmann has been the Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as the Chief Executive Officer of Bunge Europe since October 15, 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 49.    Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has over 23 years experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentinean National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Sergio Roberto Waldrich, 47.    Mr. Waldrich has been the Chief Executive Officer of Bunge Alimentos S.A. since 2002. Prior to becoming the Chief Executive Officer of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos, which was acquired by Bunge in 1997, as a trainee in 1972. Mr. Waldrich worked in various positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Pork Industry Association and the Brazilian Pork Export Association.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2004.

Facilities by Division

Division	Aggregate Size	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
	(square meters)	(metric tons)	(metric tons)
Agribusiness	2,790,483	136,229	10,434,931
Fertilizer	1,476,533	142,720	2,515,822
Food Products	1,140,157	25,193	531,932

Facilities by Geographic Region

Region	Aggregate Size	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
	(square meters)	(metric tons)	(metric tons)
North America	1,045,716	62,191	7,139,235
South America	2,549,885	196,926	4,451,231
Europe	1,811,572	45,025	1,892,219

        In addition, we have operations in various ports either directly or through alliances and joint ventures. Our corporate headquarters in White Plains, New York, occupy approximately 35,000 square feet of space under a lease that expires in February 2013. We also lease offices for our international marketing operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have approximately 270 grain storage facilities that are located close to agricultural production areas and export locations. We also have approximately 50 oilseed processing plants and approximately 30 international marketing offices throughout the world.

  Fertilizer

        In our fertilizer division, we currently operate four phosphate mines in Brazil. In addition to our phosphate mines, we also operate approximately 22 processing plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

Name	Annual Phosphate Production for the Year Ended December 31, 2004	Years Until Reserve Depletion
	(millions of metric tons)
Araxá	0.83	23	(1)
Cajati	0.63	19	(1)
Catalão	1.05	34
Tapira	1.93	56

(1)
We operate our mines under concessions granted by the Brazilian Ministry of Mines and Energy. The Araxá and Cajati mines operate under concession contracts that expire in 2027 and 2023, respectively, but may be renewed at our option for consecutive ten-year periods thereafter through the useful life of the mines. The number of years until reserve depletion represents the number of years until the initial expiration of those concession contracts. The concessions for the other mines have no specified termination dates and are granted for the useful life of the mines.

        In addition to the mines listed above, we also have interests in two additional phosphate mines, Salitre and Anitápolis, with proven reserves where production has not yet commenced. The production capacity for the Salitre and Anitápolis mines is estimated to be approximately 1 million and 500,000 metric tons of phosphate per year, respectively. At this production level, the number of years until depletion of the phosphate reserves is expected to be 97 years for Salitre and 15 years for Anitápolis. We expect to commence production at Anitápolis in 2005. In 2004, we ceased production at a fifth mine, Patos de Minas, as its phosphate reserves have been substantially depleted.

  Food Products

        In our food products operations, we have approximately 44 refining and bottling facilities and 22 other facilities dedicated to our food products operations throughout the world.

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

        Our Brazilian subsidiaries are subject to pending tax claims by Brazilian federal, state and local tax authorities. As of December 31, 2004, these claims numbered approximately 1,100 individual cases, represented in the aggregate approximately $630 million and averaged approximately $588,000 per claim. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. We have reserved $153 million as of December 31, 2004 in respect of these claims. In addition, we have approximately 350 individual claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. As of December 31, 2004, these claims represented in the aggregate approximately $630 million and averaged approximately $1.7 million per claim.

        We are also a party to a number of labor claims relating to our Brazilian operations. Court rulings under labor laws in Brazil have historically ruled in favor of the employee-plaintiff. We have reserved $75 million as of December 31, 2004 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        We are involved in arbitration proceedings at the ICC International Court of Arbitration with Cereol's former joint venture partner over the final purchase price of Oleina Holding S.A. and related issues. Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002, the final purchase price to be determined by arbitration.

        In July 2004, the arbitration tribunal determined the purchase price to be approximately $108 million. We filed a recourse for annulment of the arbitral award issued in July 2004 with the Federal Court of Lausanne, Switzerland. In January 2005, the recourse for annulment of the arbitral award was denied by the federal court. Proceedings for enforcement of the arbitral award are currently pending in the Court of Appeal of the Hague in The Netherlands. We are entitled to be indemnified by Edison S.p.A., from whom we purchased Cereol, for any portion of the final purchase price that exceeds $39 million. As of December 31, 2004, we have recorded an obligation of $81 million to Cereol's former joint venture partner and a receivable in the amount of $74 million from Edison relating to its indemnity. Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. We have assessed the collectibility of this receivable under the terms of our agreement with Edison and believe this amount is fully collectible under the agreement.

        Some employees of Lesieur at two of its former facilities in France have made claims for disability pensions from the French social security administration relating to illnesses potentially connected to asbestos exposure associated with production processes of certain discontinued product lines at the facilities. Lesieur is not named as a party to these claims. In addition, several cases are pending against Lesieur before the French social security courts to determine the extent of Lesieur's liability, if any, for asbestos exposure. In connection with the sale of Lesieur to Saipol described above under "Item 1. Business—Joint Ventures and Alliances," among other matters, we agreed to indemnify Saipol for asbestos-related claims relating to Lesieur pursuant to a contractual formula. In no event may our total liability for these claims exceed 23 million euros.

        The Brazilian securities commission had been investigating Bunge Alimentos (formerly, Ceval Alimentos S.A.) and its former and current management for possible non-compliance with Brazilian accounting rules that occurred prior to our acquisition of Ceval Alimentos in 1997. The investigation was initiated by minority shareholders of Ceval Alimentos after we, pursuant to applicable Brazilian accounting regulations, reduced the company's corporate capital after the acquisition. We renamed the company Bunge Alimentos after the acquisition. The investigation was concluded in November 2004 with no finding of liability or other action taken against Bunge Alimentos or its current management.

        In April 2000, we acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil. Fosfertil is the main Brazilian producer of phosphate used to produce NPK fertilizers. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between us and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not been finalized, we do not expect them to have a material adverse impact on our business or financial results.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

(US$)	High	Low
2005
First quarter (to March 14)	$58.10	$49.40
2004
Fourth quarter	$57.08	$38.80
Third quarter	$40.98	$36.96
Second quarter	$41.27	$34.07
First quarter	$40.22	$32.99
2003
Fourth quarter	$33.00	$26.29
Third quarter	$30.95	$27.37
Second quarter	$30.35	$24.73
First quarter	$27.30	$23.90

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, 110,671,450 of our common shares were held by approximately 178 registered holders as of December 31, 2004.

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

        We paid quarterly dividends of $.11 per share in the first two quarters of 2004 and $.13 per share in the last two quarters of 2004. In addition, we paid a regular quarterly cash dividend of $.13 per share on February 28, 2005 to shareholders of record on February 14, 2005. On February 25, 2005, we announced that we will pay a regular quarterly cash dividend of $.13 per share on May 31, 2005 to shareholders of record on May 17, 2005.

Sales of Unregistered Securities

        None.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2004, with respect to our equity compensation plans.

					(c)
			(b)
	(a)				Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
			Weighted-average exercise price per share of outstanding options, warrants and rights
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights
Equity compensation plans approved by shareholders(1)	4,483,510	(2)	$24.40	(3)	5,489,275	(4)
Equity compensation plans not approved by shareholders(5)	12,208	(6)	—	(7)	—	(8)

Total	4,495,718		$24.40		5,489,275

(1)
Includes our Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 3,394,502 common shares, time-vested regular restricted stock unit awards outstanding as to 39,311 common shares (including dividend equivalents payable in common shares) and performance-based restricted stock unit awards outstanding as to 723,897 common shares (including dividend equivalents payable in common shares) under our Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 325,800 common shares under our Non-Employee Directors' Equity Incentive Plan. Participants in our Equity Incentive Plan may elect to have their performance-based restricted stock units paid out all in cash (in lieu of common shares), in common shares or in a combination thereof, subject to the discretion of our compensation committee. Participants may also receive dividend equivalent payments that are credited to each participant's account and paid in common shares of Bunge at the time the award is settled.

(3)
Calculated based on non-statutory stock options outstanding under our Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan. This number excludes outstanding time-vested regular restricted stock unit and performance-based restricted stock unit awards under the Equity Incentive Plan.

(4)
Shares available under our Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of statutory stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan first received shareholder approval. This number also includes shares available for future issuance under our Non-Employee Directors' Equity Incentive Plan. Our Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 0.5% of our issued and outstanding common shares at any time. As of December 31, 2004, we had a total of 110,671,450 common shares issued and outstanding.

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 12,208 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial information for the periods indicated. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included in this annual report. The consolidated statements of income and cash flow data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this annual report.

        In October 2002, we acquired a controlling interest in Cereol, S.A., a French agribusiness company, and in April 2003 we acquired the remaining ownership interest in Cereol. As a result, we now own 100% of Cereol's share capital and voting rights. Cereol's results of operations have been included in our historical financial statements since October 1, 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$25,168	$22,165	$13,882	$11,302	$9,500
Cost of goods sold	(23,282)	(20,860)	(12,544)	(10,331)	(8,812)

Gross profit	1,886	1,305	1,338	971	688
Selling, general and administrative expenses	(871)	(691)	(579)	(423)	(375)
Gain on sale of soy ingredients business	—	111	—	—	—
Interest income	103	102	71	91	114
Interest expense	(214)	(215)	(176)	(223)	(252)
Foreign exchange gains (losses)	(31)	92	(179)	(148)	(116)
Other income (expense)—net	31	19	6	(4)	7

Income from continuing operations before income tax and minority interest	904	723	481	264	66
Income tax expense	(289)	(201)	(104)	(68)	(12)

Income from continuing operations before minority interest	615	522	377	196	54
Minority interest	(146)	(104)	(102)	(72)	(37)

Income from continuing operations	469	418	275	124	17
Discontinued operations, net of tax of $5 (2003), $1 (2002), $0 (2001), ($1) (2000)	—	(7)	3	3	(5)

Income before cumulative effect of change in accounting principles	469	411	278	127	12
Cumulative effect of change in accounting principles, net of tax of $6 (2002) and $4 (2001)	—	—	(23)	7	—

Net income (loss)	$469	$411	$255	$134	$12

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic:
Income from continuing operations	$4.42	$4.19	$2.87	$1.73	$.26
Discontinued operations	—	(.07)	.03	.04	(.07)
Cumulative effect of change in accounting principles	—	—	(.24)	.10	—

Net income per share	$4.42	$4.12	$2.66	$1.87	$.19

Earnings per common share—diluted(1):
Income from continuing operations	$4.10	$3.89	$2.83	$1.72	$.26
Discontinued operations	—	(.06)	.03	.04	(.07)
Cumulative effect of change in accounting principles	—	—	(.23)	.10	—

Net income per share	$4.10	$3.83	$2.63	$1.86	$.19

Cash dividends per common share	$.480	$.420	$.385	$.095	$—
Weighted average common shares outstanding—basic	106,015,869	99,745,825	95,895,338	71,844,895	64,380,000
Weighted average common shares outstanding—diluted(1)	115,674,056	108,654,027	97,395,005	72,004,754	64,380,000
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(US$ in millions)
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$802	$(41)	$128	$205	$(527)
Cash provided by (used for) investing activities	(841)	101	(1,071)	(175)	(85)
Cash provided by (used for) financing activities	(74)	(102)	1,295	(224)	709
	December 31,
	2004	2003	2002	2001	2000
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$432	$489	$470	$199	$423
Inventories(2)	2,636	2,867	2,407	1,368	1,311
Working capital	2,766	2,481	1,655	938	681
Total assets	10,907	9,884	8,349	5,443	5,854
Short-term debt, including current portion of long-term debt	681	1,017	1,499	983	1,522
Long-term debt	2,600	2,377	1,904	830	1,003
Redeemable preferred stock(3)	—	171	171	171	170
Common shares and additional paid in capital, net of receivable from former sole shareholder	2,362	2,011	1,945	1,631	1,303
Shareholders' equity	$3,375	$2,377	$1,472	$1,376	$1,139

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	88.6	87.0	69.6	57.5	46.3
Fertilizer	11.6	11.5	10.7	9.0	9.1
Food products:
Edible oil products	4.7	4.1	2.0	1.6	1.5
Milling products	4.0	3.5	3.3	3.3	2.9
Other	—	0.1	0.2	0.1	0.1
Total food products	8.7	7.7	5.5	5.0	4.5
Total volume	108.9	106.2	85.8	71.5	59.9

(1)
The calculation of diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 includes the 7,748,425 weighted average common shares that are issuable upon conversion of our 3.75% convertible notes due 2022 issued in November 2002. In November 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (Issue No. 04-8), that contingently convertible instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price triggers (or other contingent features) have been met. The EITF concluded that Issue No. 04-8 would be applied by restating diluted earnings per share for all prior periods presented. Issue No. 04-8 is effective for periods ending after December 15, 2004. We have applied Issue No. 04-8 to our consolidated statements of income and have restated diluted earnings per share for the years ended December 31, 2003 and 2002.

(2)
Included in inventories were readily marketable inventories of $1,264 million, $1,846 million, $1,517 million, $764 million and $799 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(3)
These shares were redeemed in November 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements" and our combined consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Our results of operations are affected by the following key factors in each of our business divisions:

  Agribusiness

        In the agribusiness division, we purchase, process, store, transport and sell agricultural commodities, principally oilseed products. In this division, profitability is principally affected by the relative prices of oilseed products which are, in turn, influenced by global supply and demand for agricultural commodities and industry oilseed processing capacity utilization, and the volatility of the prices for these products. Profitability is also affected by energy costs, as we use a substantial amount of energy in the operation of our facilities, and by the availability and cost of transportation and logistics services, including truck, barge and rail services. Availability of agricultural commodities is affected by weather conditions, governmental trade policies and agricultural growing patterns, including substitution by farmers of other agricultural commodities for soybeans and other oilseeds. Demand is affected by growth in worldwide consumption of food products and the price of substitute agricultural products. Global soybean meal consumption grew by approximately 5% per year on average over the last 20 years. We expect that population growth and rising standards of living will continue to have a positive impact on global demand for our agribusiness products.

        From time to time, there may be imbalances between industry-wide levels of oilseed processing capacity and demand for oilseed products. Prices for oilseed products are affected by these imbalances, which in turn affects demand for them and our decisions regarding whether and when to purchase, process, store, transport or sell these commodities, including whether to reduce our own oilseed processing capacity.

  Fertilizer

        In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted and weather-related issues affecting the success of the harvest. For the past 13 years, the Brazilian fertilizer industry has grown on average at a rate of 9% per year. The continued growth of the Brazilian agricultural sector has had, and we expect will continue to have, a positive impact on demand for our fertilizer products. In addition, our selling prices are influenced by international selling prices for imported fertilizers and raw materials, such as phosphate, ammonia and urea, as our products are priced to import parity.

  Food Products

        In the food products division, which consists of our edible oil products and milling products segments, our operations are affected by competition, changes in eating habits and changes in general economic conditions in Europe, the United States and Brazil, the principal markets for our food products division, as well as the prices of raw materials such as crude vegetable oils and grains. Competition in this industry has intensified in the past several years due to consolidation in the supermarket industry and attempts by our competitors to increase market share. Profitability in this division is also affected by the mix of products that we sell.

        In addition, our results of operations are affected by the following factors:

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

        Included in other comprehensive income for the year ended December 31, 2004 and 2003 were foreign exchange net translation gains of $217 million and $489 million, respectively, representing the net gains from the translation of our foreign subsidiaries' assets and liabilities. Included in other comprehensive income (loss) for the year ended December 31, 2002 were foreign exchange net translation losses of $403 million representing the net loss from the translation of our foreign subsidiaries' assets and liabilities.

        Foreign Currency Transactions.    Certain of our foreign subsidiaries, most significantly those in Brazil and Argentina, have monetary assets and liabilities that are denominated in U.S. dollars. These U.S. dollar monetary items are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gain or loss.

        Due to the global nature of our operations, our operating results are vulnerable to currency exchange rate changes. However, our inventory of agricultural commodities, because of their international pricing in U.S. dollars, provides a natural hedge to our exposure to fluctuations in currency exchange rates. In addition, historically, our fertilizer and food products divisions also have been able to link sales prices to those of U.S. dollar-linked imported raw material costs, thereby minimizing the effect of currency exchange rate fluctuations in those segments.

        Argentina and Brazil.    The volatility of the Argentine peso and Brazilian real affects our financial performance. Devaluations of these currencies against the U.S. dollar generally have a positive effect on our results, as local currency-denominated costs are translated to U.S. dollars at weaker real or peso to U.S. dollar exchange rates resulting in lower U.S. dollar costs. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, devaluations cause gains based on the changes in the local currency value of the agribusiness inventories. Conversely, devaluations generate offsetting net foreign exchange losses on the net U.S. dollar monetary position of our Brazilian and Argentine subsidiaries, which are reflected in foreign exchange losses in our consolidated statements of income. Our effective tax rate is also favorably affected by the devaluation of the Brazilian real as we recognize tax benefits related to foreign exchange losses on certain intercompany loans.

        Appreciations generally have a corresponding negative effect on our results when local currency costs are translated to U.S. dollars at stronger real or peso to U.S. dollar exchange rates and losses are generated based on changes in the local currency value of our agribusiness segment commodity inventories. Conversely, the appreciation of the real and peso generates offsetting net foreign exchange gains on the net U.S. dollar monetary position of our Brazilian and Argentine subsidiaries, which are reflected in foreign exchange gains in our consolidated statements of income. Our effective tax rate is unfavorably affected by the appreciation of the Brazilian real as we incur income taxes related to foreign exchange gains on certain intercompany loans. However, as management deems prudent, we use derivative instruments to offset the foreign exchange gains on intercompany loans, which reduces the income tax expense resulting from the appreciation of the Brazilian real.

        The real appreciated 9% and the peso devalued 2%, against the U.S. dollar in the year ended December 31, 2004, compared to an appreciation of the real and peso of 22% and 15%, respectively, in the same period in 2003.

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

        European Operations.    We operate in countries that are members of the European Union and several countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures in those countries to minimize the financial effects of fluctuations in the euro and other European currencies.

  Acquisitions

        In 2004, we acquired the remaining 17% of the outstanding capital stock of Bunge Brasil that we did not already own for $314 million in cash. As a result of the acquisition, we now own 100% of Bunge Brasil and its subsidiaries, Bunge Alimentos S.A. and Bunge Fertilizantes S.A. We have consolidated the operating results of these entities since 1997. We accounted for the acquisition under the purchase method as a step acquisition of minority interest.

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

        We have obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. Foreign Sales Corporation, or FSC, through 2001. Beginning in 2002, due to the repeal of the FSC-related legislation, we were required to use the tax provisions of the Extraterritorial Income Act (ETI) legislation, which were substantially similar to the FSC-related legislation. The U.S. Congress has recently passed, and the President has signed, the American Jobs Creation Act of 2004 that ultimately repeals the ETI benefit. Under the new legislation, the ETI will be phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the ETI benefit retained for 2005, 60% of the ETI benefit retained for 2006 and the ETI benefit phased out completely in 2007. The current tax legislation lowered our overall tax liabilities by approximately $17 million in 2004. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of our U.S. operations qualify as "manufacturing," we expect that this new tax legislation will be less beneficial to us than the prior one primarily due to our U.S. tax position.

Inflation

        Inflation did not have a material impact on our business in 2004, 2003 or 2002.

Critical Accounting Policies and Estimates

        We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our consolidated financial statements included in Part III of this annual report.

  Allowances for Uncollectible Accounts

        We evaluate the collectibility of our trade accounts receivable and secured advances to farmers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries and market and other conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. We have recorded valuation allowances against certain recoverable taxes owed to us by the Argentine government due to uncertainty regarding the local economic environment. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the Argentine government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At December 31, 2004 and 2003, our allowances for recoverable taxes in Argentina were $27 million and $25 million, respectively. We continue to monitor the economic environment and events taking place in Argentina and will adjust these reserves in the future depending upon significant changes in circumstances.

  Agricultural Commodity Derivatives

        To the extent we consider it prudent for minimizing risk, we use exchange-traded futures and options contracts to minimize the effect of price fluctuations on agricultural commodity transactions. The futures and options contracts that we use for hedging are purchased and sold through regulated commodity exchanges. We also manage risk by entering into fixed-price purchase contracts with pre-approved producers and establishing limits for individual suppliers. Fixed-price sales contracts are entered into with customers with acceptable creditworthiness, as determined by us. The fair values of futures and options contracts are determined primarily from quotes listed on the applicable commodity exchanges. Fixed-price purchase and sales contracts are with various counter-parties and the fair value of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counter-parties to these contracts. The risk of nonperformance is routinely monitored and provisions recorded if necessary to account for potential nonperformance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counter-parties to these contracts could result in additional provisions and increased expense reflected in cost of goods sold.

  Goodwill

        Goodwill represents the excess of costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows and other factors are used to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges. In the fourth quarter of 2004, we performed our annual impairment test and determined that there were no impairments of goodwill.

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

        In 2004, we recorded a pre-tax impairment charge in our agribusiness segment of $10 million relating to fixed assets in one of our Western European oilseed processing facilities and $7 million relating to certain of our North and South American edible oil facilities. Certain refining and packaging operations in our Western European oilseed processing facility are being closed and the North and South American edible oil facilities, which are older and less efficient, are being replaced by new facilities.

  Contingencies

        We are a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business, and have accrued our estimate of the probable costs to resolve these claims. This estimate has been developed in consultation with in-house and outside counsel and is based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, please see "Item 3. Legal Proceedings."

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

        In 2004, we lowered the weighted average discount rate assumption used to calculate projected benefit obligations under the plans from 6.0% at the September 30, 2003 measurement date to 5.7% at the September 30, 2004 measurement date, largely based on decreases in the market rates of U.S. Aa-rated corporate bonds with similar maturities. U.S.-based plans represent approximately 85% of total projected benefit obligations. The weighted average rate of return assumption on assets of funded plans declined from 8.4% to 8.0% as of the 2004 measurement date due to a reduction in the assumed rate of return for certain U.S.-based plans and the average targeted assumed asset allocations of 60% equity securities and 40% fixed income securities such as government and corporate debt securities for the significant plans.

        In 2004, we recognized an additional minimum pension liability, which reduced shareholders' equity by $2 million, net of tax benefit of $1 million due primarily to the reduction in the discount rate assumption. Future recognition of additional minimum pension liabilities will depend on the actual return on the plans' assets and the discount rate.

        A one percentage point decrease in the assumed discount rate on our defined benefit pension plans would increase annual expense and the projected benefit obligation by $4 million and $50 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $2 million.

  Income Taxes

        We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the size of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby increasing net income. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby decreasing net income.

        Prior to recording a valuation allowance, our deferred tax assets were $856 million at December 31, 2004. However, we have recorded valuation allowances of $177 million as of December 31, 2004, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

Results of Operations

  2004 Overview

        Our agribusiness results for 2004 improved in most business lines and geographic regions compared to 2003. Effective freight and risk management and efficiency improvements in our logistics operations contributed to the improved results.

        Soybean prices were volatile during the first three quarters of 2004. Soybean prices began increasing in the third quarter of 2003 because of a poor U.S. crop and a 2004 South American soybean harvest that was unchanged compared to the prior year. However, the soybean market made a rapid transition from a period of shortage to one of ample supply during the third quarter of 2004 in response to the record 2004 soybean crop in the United States and forecasts of larger 2005 South American harvests compared to 2004. As a result, during the third quarter of 2004, soybean prices declined significantly to more normalized levels.

        Our agribusiness earnings are not directly tied to commodity prices, as segment operating profit is primarily determined by the relative difference between the price at which we buy commodities and the price at which we sell the derived commodity products, such as soybean meal and soybean oil, among other factors. We also minimize our exposure to price fluctuations through hedging transactions.

        Our agribusiness volumes in 2004 increased only 2% over 2003 as demand was hampered by record high commodity prices. However, the USDA is projecting an 8% increase in global soybean meal consumption in 2005. In addition, increased demand for biofuels in Europe, North America and Brazil should further stimulate demand for vegetable oil.

        Our fertilizer results in 2004 benefited from higher average selling prices for fertilizers. International selling prices for imported fertilizers and raw materials were higher than 2003, which helped to increase margins on locally produced fertilizer as it is priced to import parity.

        In our edible oil business, excluding the 2003 results of Lesieur which we sold in July 2003, our 2004 sales volumes increased primarily in North America and our operating profit increased in our softseed businesses in Eastern Europe.

  Segment Results

        In 2004, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2003 have been reclassified to conform to the current presentation.

        In the second quarter of 2003, we sold our Brazilian soy ingredients business to The Solae Company, our joint venture with DuPont. As a result, our "other (soy ingredients)" segment now reflects only the historical results of the soy ingredients business.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

			Year Ended December 31,
	Year Ended December 31,
			Percent Change		Percent Change
	2004	2003		2002
	(US$ in millions, except percentages)
Volumes (in thousands of metric tons):
Agribusiness	88,619	86,962	2%	69,606	25%
Fertilizer	11,589	11,538	—	10,708	8%
Edible oil products	4,728	4,100	15%	1,946	111%
Milling products	3,987	3,468	15%	3,303	5%
Other (soy ingredients)	—	140	(100)%	226	(38)%

Total	108,923	106,208	3%	85,789	24%

Net sales:
Agribusiness	$17,911	$16,224	10%	$10,483	55%
Fertilizer	2,581	1,954	32%	1,384	41%
Edible oil products	3,872	3,184	22%	1,279	149%
Milling products	804	751	7%	628	20%
Other (soy ingredients)	—	52	(100)%	108	(52)%

Total	$25,168	$22,165	14%	$13,882	60%

Costs of goods sold:
Agribusiness	$(16,975)	$(15,675)	8%	$(9,700)	62%
Fertilizer	(1,980)	(1,581)	25%	(1,091)	45%
Edible oil products	(3,615)	(2,900)	25%	(1,128)	157%
Milling products	(712)	(670)	6%	(551)	22%
Other (soy ingredients)	—	(34)	(100)%	(74)	(54)%

Total	$(23,282)	$(20,860)	12%	$(12,544)	66%

Gross profit:
Agribusiness	$936	$549	70%	$783	(30)%
Fertilizer	601	373	61%	293	27%
Edible oil products	257	284	(10)%	151	88%
Milling products	92	81	14%	77	5%
Other (soy ingredients)	—	18	(100)%	34	(47)%

Total	$1,886	$1,305	45%	$1,338	(3)%

Selling, general and administrative expenses:
Agribusiness	$(471)	$(332)	42%	$(284)	17%
Fertilizer	(197)	(129)	53%	(100)	29%
Edible oil products	(157)	(180)	(13)%	(134)	34%
Milling products	(46)	(43)	7%	(51)	(16)%
Other (soy ingredients)	—	(7)	(100)%	(10)	(30)%

Total	$(871)	$(691)	26%	$(579)	19%

Foreign exchange gain (loss):
Agribusiness	$(17)	$89		$(171)
Fertilizer	(32)	(20)		9
Edible oil products	5	—		3
Milling products	—	—		—
Other (soy ingredients)	—	(1)		3

Total	$(44)	$68		$(156)

	Year Ended December 31,		Year Ended December 31,
			Percent Change		Percent Change
	2004	2003		2002
	(US$ in millions, except percentages)
Interest income:
Agribusiness	$21	$26	(19)%	$22	18%
Fertilizer	50	53	(6)%	36	47%
Edible oil products	6	6	—	1	500%
Milling products	3	—	100%	2	(100)%
Other (soy ingredients)	—	—	—	—	—

Total	$80	$85	(6)%	$61	39%

Interest expense:
Agribusiness	$(111)	$(80)	39%	$(67)	19%
Fertilizer	(50)	(35)	43%	(46)	(24)%
Edible oil products	(32)	(24)	33%	(15)	60%
Milling products	(8)	(8)	—	(10)	(20)%
Other (soy ingredients)	—	(2)	(100)%	(5)	(60)%

Total	$(201)	$(149)	35%	$(143)	4%

Segment operating profit:
Agribusiness	$358	$252	42%	$283	(11)%
Fertilizer	372	242	54%	192	26%
Edible oil products	79	86	(8)%	6	1,333%
Milling products	41	30	37%	18	67%
Other (soy ingredients)	—	8	(100)%	22	(64)%

Total(1)	$850	$618	38%	$521	19%

Depreciation, depletion and amortization:
Agribusiness	$89	$77	16%	$75	3%
Fertilizer	70	57	23%	56	2%
Edible oil products	41	37	11%	18	106%
Milling products	12	13	(8)%	9	44%
Other (soy ingredients)	—	—	—	10	(100)%

Total	$212	$184	15%	$168	10%

Net income	$469	$411	14%	$255	61%

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

        Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Year Ended December 31,
	2004	2003	2002
	(US$ in millions)
Income from continuing operations before income tax and minority interest	$904	$723	$481
Unallocated (income) expense—net(1)	(54)	6	40
Gain on sale of soy ingredients business	—	(111)	—

Total segment operating profit	$850	$618	$521

(1)
Unallocated (income) expense—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

2004 Compared to 2003

        Agribusiness Segment.    Agribusiness segment net sales increased 10% due to higher average selling prices for soy commodity products and a 2% increase in volumes. Selling prices for soy commodity products increased compared to last year primarily due to the shortage associated with the reduced 2003/2004 U.S. soybean crop. Prices of our softseed products also increased following the trend of soybean product prices. Volume increases were driven mainly by higher origination volumes in North America and South America.

        Cost of goods sold increased 8% due to higher raw material costs, increased volumes and provisions related to the values of certain forward sales contracts for agricultural commodity products due to nonperformance by counter-parties. Included in cost of goods sold in 2004 were $10 million of non-cash impairment charges on long-lived assets and $7 million of restructuring charges relating to our Western European oilseed processing operations. Included in cost of goods sold in 2003 were $56 million of non-cash impairment charges on long-lived assets in our European oilseed processing operations, a $39 million decline in our allowance for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government and a curtailment gain of $15 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

        Gross profit increased 70% due to improvements in margins which resulted from effective freight and risk management, strong softseed profitability, efficiency improvements in logistics and higher volumes.

        Selling, general and administrative expenses (SG&A) increased 42% primarily due to increases in bad debt expense associated with higher commodity prices, increased variable employee compensation expense relating to the improved financial results, increased legal and tax provisions and an increase in the work force in our international marketing business. SG&A in 2003 benefited from a $5 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Foreign exchange losses for 2004 were $17 million compared to foreign exchange gains of $89 million in 2003. Through the first six months of 2004, the Brazilian real devalued against the U.S. dollar, resulting in exchange losses on our U.S. dollar net monetary liability position in Brazil. Our U.S. dollar monetary exposure in Brazil is typically at its highest level during the first half of the year. During the second half of 2004, the Brazilian real appreciated, resulting in exchange gains on our U.S. dollar net monetary liability position in Brazil. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the second half of 2004 were not enough to offset the exchange losses recorded through the first six months of 2004. The exchange gains in 2003 resulted from the appreciation of the Brazilian real. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

        Interest expense increased 39% primarily due to higher average levels of operating working capital, as a result of the higher commodity prices experienced during most of the year.

        Segment operating profit increased 42% primarily due to the improvements in margins and volume growth.

        Fertilizer Segment.    Fertilizer segment net sales increased 32% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, which helped increase local sales prices as local fertilizer products are priced to import parity. Although volumes in 2004 were flat versus 2003, retail fertilizer sales volumes increased 7% as a result of a slight increase in market share. However, the retail fertilizer volume growth in 2004 was offset by a decrease in sales volumes of lower margin fertilizer byproducts, such as gypsum.

        Cost of goods sold increased 25% due to higher imported raw material costs mitigated in part by lower local production costs as we are able to source much of our raw materials from our own mines.

        Gross profit increased 61% as a result of higher fertilizer selling prices, partially offset by increases in imported raw material costs.

        SG&A increased 53% primarily due to bad debt provisions associated with the higher selling prices, increases in employee compensation expense because of higher salaries and certain other labor and legal provisions. In addition, 2003 benefited from non-recurring credits relating to social health and welfare taxes in Brazil and lower bad debt expense.

        Segment operating profit increased 54% primarily due to the increase in gross profit, partially offset by the increase in SG&A, higher foreign exchange losses as a result of costs associated with managing foreign exchange exposure and higher interest expense associated with increases in working capital levels.

        Edible Oil Products Segment.    The table below outlines our edible oil products segment results for 2004 and 2003. The results for 2003 include the results of Lesieur, a French bottled oil producer, which we sold to our Saipol joint venture in July 2003. In addition, for comparative purposes, the 2003 results of our edible oil products segment excluding Lesieur and the results of Lesieur alone are also presented.

	Year Ended December 31,		Year Ended December 31,
			2003
	2004	2003		2003
			Excluding Lesieur
	Actual	Actual		Lesieur
	(US$ in millions, except volumes)
Volumes (in thousands of metric tons)	4,728	4,100	3,845	255
Net sales	$3,872	$3,184	$2,909	$275
Cost of goods sold	(3,615)	(2,900)	(2,660)	(240)

Gross profit	257	284	249	35
Selling, general and administrative expenses	(157)	(180)	(158)	(22)
Foreign exchange gain	5	—	—	—
Interest income	6	6	6	—
Interest expense	(32)	(24)	(22)	(2)

Segment operating profit	$79	$86	$75	$11

        Edible oil products segment net sales, excluding Lesieur, increased 33% primarily due to a 23% increase in sales volumes and higher average selling prices. Increases in selling prices were primarily due to higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also resulted in higher selling prices for other softseed products as they follow the trend of soybean oil prices primarily in North America and Eastern Europe. Volumes increased primarily in North America as a result of stronger demand.

        Cost of goods sold, excluding Lesieur, increased 36% primarily due to increases in sales volumes and higher raw material costs. Included in cost of goods sold in 2004 were $7 million of impairment charges relating to write-downs of certain refining and packaging facilities in our North and South American edible oil operations and in 2003, a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Gross profit, excluding Lesieur, increased 3% primarily due to increases in sales volumes and margin expansion in Eastern Europe and Canada as a result of the higher average selling prices. In

Europe and Canada, softseed product selling prices increased in response to higher soy commodity prices.

        SG&A, excluding Lesieur, decreased 1% primarily due to lower marketing expenses. SG&A in 2003 benefited from a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

        Segment operating profit, excluding Lesieur, increased 5% primarily due to the improvement in gross profit margins and increases in sales volumes.

        Milling Products Segment.    Milling products segment net sales increased 7% primarily due to a 15% increase in sales volumes. Corn milling volumes increased primarily due to higher sales to U.S. commercial customers, higher sales under the U.S. government food aid program and the addition of a corn milling facility acquired in the latter half of 2003. The increase in wheat milling volumes was primarily due to the addition of our industrial flour business which resulted from the asset exchange of Bunge's Brazilian retail flour assets for J. Macêdo S.A.'s industrial flour assets and $7 million in cash in March 2004.

        Cost of goods sold increased 6% due to the increase in sales volumes and higher raw material costs. Gross profit increased 14% primarily due to the increase in sales volumes.

        Segment operating profit increased by 37% as a result of the improvement in gross profit.

        Consolidated Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
			Percent Change
	2004	2003
	(US$ in millions, except percentages)
Interest income	$103	$102	1%
Interest expense	(214)	(215)	—
Foreign exchange gains (losses)	(31)	92

        Included in interest income for 2004 was $10 million of interest income earned on the cash invested in Brazil from the net proceeds of the June 2004 public equity offering, which was used in the third and fourth quarters of 2004 to acquire the remaining equity interest in Bunge Brasil that we did not already own. Excluding this $10 million, interest income decreased 9% due to lower interest rates earned on invested cash in Brazil, partially offset by an increase in the average balance of invested cash. Interest expense decreased $1 million primarily due to lower interest rates on our debt portfolio and $14 million of benefits from interest rate hedges, partially offset by higher average borrowings.

        Foreign exchange losses of $31 million included costs associated with managing foreign exchange exposure related to our monetary exposure in Brazil and exchange losses on our Brazilian-U.S. dollar net monetary liability position primarily due to the 7% devaluation of the Brazilian real in the first six months of 2004. The first half of the year is usually when our U.S. dollar net monetary liability exposure in Brazil is at its highest level because of our acquisition of crops harvested in April, May and June. During the six months ended December 31, 2004, the Brazilian real appreciated 17% resulting in exchange gains on the U.S. dollar net monetary liability position in Brazil in that period. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the six months ended December 31, 2004 were not enough to offset the exchange losses recorded in the first six months of 2004. The 8% appreciation in the value of the euro during 2004 also resulted in exchange gains on our European-U.S. dollar monetary liability position. The exchange gains in 2003 resulted from the 22% appreciation in the value of the Brazilian real versus the U.S. dollar and a gain on a net

U.S. dollar-denominated monetary asset in Argentina. Foreign exchange gains and losses are substantially offset by inventory marked-to-market adjustments, which are included in cost of goods sold.

        Other Income (Expense)—net.    Other income (expense)—net increased $12 million to $31 million in 2004 from $19 million of income in 2003 primarily due to $10 million of gains on interest rate derivatives and the pre-tax gain of $5 million on the asset exchange transaction with J. Macêdo, offset by a decrease in our earnings from Solae. Solae's results declined primarily due to lower margins on product sales caused by the high commodity costs that existed during most of 2004.

        Income Tax Expense.    Income tax expense increased $88 million to $289 million in 2004 from $201 million in 2003 primarily due to an increase in pretax income. Our annual effective tax rate for 2004 was 32%, compared to an annual effective tax rate of 28% in 2003. Excluding the tax-free gain on the sale of our Brazilian soy ingredients business to Solae, the 2003 annual effective tax rate was 33%. The primary cause of the decrease in the effective tax rate was due to increased earnings in 2004 in lower tax jurisdictions.

        Minority Interest.    Minority interest expense increased $42 million to $146 million in 2004 from $104 million in 2003 primarily due to increased earnings at our less than wholly owned subsidiaries.

        Net Income.    Net income increased $58 million to $469 million in 2004 from $411 million in 2003. Net income for 2004 included $15 million of after tax impairment and restructuring charges on long-lived assets in Europe and a $3 million after tax gain on the asset exchange transaction with J. Macêdo. Net income for 2003 included the $111 million gain on the asset sale of our Brazilian soy ingredients business to Solae, an after tax gain of $16 million relating to the curtailment of certain pension and postretirement healthcare benefit plans, $40 million of after tax impairment charges on long-lived assets in Europe and a loss on discontinued operations of $7 million related to operations we sold in 2003.

2003 Compared to 2002

        Fiscal 2003 was the first full year of combined operations with Cereol, which we acquired in October 2002. We increased sales volumes and net sales between 2003 and 2002 primarily due to the Cereol acquisition and through organic growth.

        Agribusiness Segment.    Agribusiness segment net sales increased 55% due to a 25% increase in volumes and higher average selling prices for soy commodity products. Volumes increased 10% due to organic growth and 15% due to the acquisition of Cereol. Soy commodity product prices increased sharply during the third and fourth quarters of 2003 driven by the reduced U.S. soybean crop. Heightened concerns relating to mad cow disease late in the fourth quarter of 2003 also contributed to price increases.

        Cost of goods sold increased 62% in 2003 from 2002 due to the increased volumes, increased raw material costs due to the tight 2002/2003 United States old crop carryover, higher energy costs due to increases in gas prices and the October 2002 acquisition of Cereol. Cost of goods sold in 2003 reflected commodity inventory marked-to-market losses in our Brazilian and Argentine subsidiaries that resulted from the appreciation of the real and peso of 22% and 15%, respectively, versus a devaluation of 34% and 51%, respectively, in 2002 which resulted in marked-to-market gains. Included in cost of goods sold in 2003 were $56 million of non-cash impairment charges on long-lived assets in our European oilseed processing operations, a $39 million decline in our allowances for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government and a curtailment gain of $15 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees. Cost of goods sold in 2002 included a $44 million charge relating to reserves for recoverable taxes from the Argentine government.

        Gross profit in 2003 decreased 30% due to the increase in cost of goods sold. Agribusiness gross profit through the third quarter of 2003 lagged behind the prior year primarily because of weaknesses in North American and European oilseed processing margins and a return to more normal margins in South America. These results were offset in part by improved margins in the fourth quarter of 2003 relating to effective risk management strategies, including ocean freight results. The decline in gross profit was more than offset by changes in the foreign exchange results from a loss of $171 million in 2002 to a gain of $89 million in 2003 on the net monetary U.S. dollar liability positions of our Brazilian and Argentine subsidiaries.

        SG&A increased 17% in 2003 primarily due to our acquisition of Cereol and higher costs associated with the increase in sales volumes. Also included in SG&A in 2003 was a non-cash curtailment gain of $5 million, relating to the reduction of pension and postretirement healthcare benefit liabilities for employees transferred to Solae and the reduction of pension and postretirement healthcare benefit of certain U.S. employees.

        Segment operating profit declined 11% primarily due to the decrease in gross profit and increase in SG&A partially offset by foreign exchange gains.

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

        Edible Oil Products Segment.    Edible oil products segment net sales increased 149% primarily due to a 111% increase in volumes as a result of the Cereol acquisition and 4% organic growth in our South American operations.

        Cost of goods sold increased 157% in 2003 from 2002 primarily due to the Cereol acquisition and higher raw material costs, principally crude soybean oil. Included in cost of goods sold in 2003 was a non-cash curtailment gain of $1 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees. Included in 2002 was a $5 million non-cash impairment charge on U.S. long-lived operating assets attributable to the planned disposal of a bottling facility. Gross profit increased 88% primarily due to the Cereol acquisition and a recovery of margins in our North and South American operations, principally in margarines and mayonnaise attributable to new branding and packaging strategies as well as portfolio rationalization measures.

        SG&A increased 34% due to the Cereol acquisition, partially offset by our cost reduction efforts in our South American operations. In addition, in 2003, SG&A included a non-cash curtailment gain of $1 million, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

        Segment operating profit increased by $80 million primarily due to the Cereol acquisition and efficiency/cost reduction programs in North America and Brazil.

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

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Year Ended December 31,
	2003	2002	Percent Change
	(US$ in millions, except percentages)
Interest income	$102	$71	44%
Interest expense	(215)	(176)	22%
Foreign exchange gain (loss)	92	(179)

        Interest income increased 44% in 2003 due to interest income on higher invested cash in Brazil where interest rates are higher. 2002 also included $6 million of interest income resulting from the completion of a tax examination relating to tax benefits associated with U.S. export sales. Interest expense increased 22% primarily due to higher average debt levels resulting from debt incurred to acquire Cereol and our assumption of Cereol's debt, partially offset by a reduction in interest expense due to more efficient use of working capital. Also, in the latter half of 2002 and in May 2003 and December 2003, we issued long-term debt at relatively higher interest rates to reduce our reliance on short-term debt and finance the repayment of a portion of long-term debt coming due.

        Foreign exchange gains were $92 million in 2003 compared to losses of $179 million in 2002 due primarily to the 22% appreciation in the value of the Brazilian real in 2003 against the U.S. dollar. In contrast, in 2002 the value of the Brazilian real declined by 34% resulting in foreign exchange losses.

        Other Income (Expense)—net.    Other income (expense)—net increased $13 million to $19 million in 2003 from $6 million of income in 2002 primarily due to higher earnings from our joint ventures in Argentina and the Saipol joint venture acquired in the acquisition of Cereol.

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

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.71 and 1.63 at December 31, 2004 and 2003, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $432 million at December 31, 2004 and $489 million at December 31, 2003.

        Included in our inventories were readily marketable inventories of $1,264 million at December 31, 2004 and $1,846 million at December 31, 2003. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The decrease in readily marketable inventories was primarily due to lower levels of inventory and a decrease in commodity prices compared to December 31, 2003.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers. These arrangements are typically secured by the farmer's crop and mortgages on the farmer's land and other assets, carry a market interest rate, and are typically settled through the delivery of the related crop to us upon harvest. At December 31, 2004, we had $932 million in prepaid commodity purchase contracts and advances to farmers compared to $611 million at December 31, 2003. The increase is primarily due to the growth in Brazilian crop production and higher cost of fertilizer, seed, crop chemicals and other inputs. The allowance for uncollectible advances totaled $43 million and $31 million at December 31, 2004 and 2003.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including through our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At December 31, 2004, we had approximately $1,900 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,496 million was unused and available at December 31, 2004. In June 2004, we renewed our $460 million three-year U.S. revolving credit facility, increasing the facility to $850 million with a five-year term. In addition, in July 2004 we renewed our $455 million European revolving credit facility with a one-year term.

        At December 31, 2004, we had $401 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. In June 2004, we renewed these lines for a three-year term expiring in June 2007. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. At December 31, 2004, no amounts were outstanding under these back-up bank credit lines.

        Our short-term and long-term debt decreased by $113 million at December 31, 2004 from December 31, 2003 primarily due to repayments from cash flows provided by operations.

        In April 2004, we completed an offering of $500 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.35% per year that mature in April 2014. The notes were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp. and are fully and unconditionally guaranteed by us. Interest on these unsecured senior notes is payable semi-annually in arrears in April and October of each year, commencing in October 2004. We used the net proceeds of this offering of $496 million for the repayment of other outstanding indebtedness.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2005 and 2008. At December 31, 2004, we had $383 million outstanding under these long-term debt facilities. Of this amount, at December 31, 2004, $178 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $633 million.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of December 31, 2004.

        We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However a downgrade in our credit ratings could adversely affect our ability to renew existing or to obtain access to new credit facilities in the future and would increase the cost of such facilities to us.

        Our credit ratings on our unsecured guaranteed senior notes by Moody's Investors Service, Inc. (Moody's) at December 31, 2004 were "Baa3" with "outlook positive," and "BBB" by Standard & Poor's Rating Services and Fitch Rating Services. Our commercial paper is rated "A-1" by Standard & Poor's Rating Services, and "P-1" by Moody's Investors Service, Inc. and the interest rates on our commercial paper borrowings are indexed to this rating. On March 7, 2005, Moody's upgraded our credit rating on our unsecured guaranteed senior notes to "Baa2—outlook stable."

        In June 2004, we entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. In September 2004, these interest rate swaps were terminated and we received cash of $60 million, comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the interest rate swap agreements. The $8 million of interest was included as a reduction to interest expense in 2004 in the consolidated statements of income and the $52 million gain resulted in an adjustment to the carrying value of the associated debt in the consolidated balance sheets. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years. The $60 million of cash received was included in the consolidated statements of cash flows as cash provided by operating activities.

        Concurrent with the September 2004 termination of certain of our interest rate swap agreements, we entered into new interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. Under the terms of the new interest rate swaps, we make payments based on six-month LIBOR in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008. The interest rate swaps settle every six months until expiration. Accrued interest of $6 million relating to these swaps was recorded as a reduction to interest expense in 2004 in the consolidated statements of income.

        Redeemable Preferred Stock.    Minority interest in subsidiaries on the consolidated balance sheets at December 31, 2003 included $170 million of cumulative variable rate redeemable preferred shares issued by our consolidated subsidiary, Bunge First Capital Limited. On November 1, 2004 we redeemed the preferred shares for their face value of $170 million plus accrued dividends of $1 million.

        Shareholders' Equity.    In June 2004, we sold 9,775,000 common shares in a public offering, which resulted in net proceeds of $331 million, after underwriting discounts, commissions and expenses. We used $314 million to acquire an additional 17% interest in the capital stock of Bunge Brasil in the third and fourth quarters of 2004.

        Shareholders' equity increased to $3,375 million at December 31, 2004 from $2,377 million at December 31, 2003 as a result of the net proceeds of $331 million from the public offering of common shares, net income of $469 million, other comprehensive income of $229 million, which includes foreign exchange gains of $217 million, and $20 million attributable to the issuance of our common shares upon the exercise of employee stock options and the vesting of restricted stock units. This increase was partially offset by dividends paid to shareholders of $51 million.

  Guarantees

        We have issued or were party to the following third-party guarantees at December 31, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$69
Unconsolidated affiliates financing(2)	22
Customer financing(3)	166

Total	$257

(1)
Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and are being recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at December 31, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, which are our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(3)
We issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2004, $64 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at December 31, 2004.

        In addition, we have issued parent level guarantees for the repayment of certain senior notes and senior credit facilities which were issued or entered into by our wholly owned subsidiaries, with a carrying amount of $2,278 million at December 31, 2004. All outstanding debt related to these guarantees is included in the consolidated balance sheets at December 31, 2004. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any of our other subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $327 million as of December 31, 2004, of which $6 million was outstanding as of such date.

  Capital Expenditures

        Our capital expenditures were $437 million in 2004, $304 million in 2003 and $240 million in 2002. In 2004, major capital projects included the expansion of our Brazilian fertilizer mixing and phosphoric acid production capacity, expansion of our grain origination operations in Brazil (including additional investments in logistics), investments in export terminal operations in Argentina, expansion of our oilseed processing capacity in Eastern Europe and acquisitions of port facilities.

        In 2003, major projects included expansion of our edible oil products facilities in Europe, the construction of a new margarine plant and an oilseed processing plant in Brazil, logistics investments, primarily in Brazil, expansion of our grain origination facilities in Brazil and expansion of our fertilizer mixing capacity. In addition, we expanded our Indian operations through the buyout of a joint venture partner in India and the purchase of a small crushing and refining facility. In 2002, we completed upgrades to several of our oilseed processing and corn dry milling facilities in Brazil and the United States and the modernization of an acidulation plant for fertilizers in Brazil.

        Although we have no specific material commitments for capital expenditures, we intend to invest approximately $410 million to $460 million in 2005. The majority will be used to improve oilseed processing logistics and plant operating efficiencies in Europe, expand and upgrade our mining and port facilities in Brazil, expand or acquire grain origination facilities in the United States and Europe and modernize certain of our edible oil refineries in the United States and Europe. We intend to fund these capital expenditures with cash flows from operations and available borrowings.

  Cash Flows

        2004 Compared to 2003.    In 2004, our cash and cash equivalents balance decreased by $57 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $19 million increase in our cash and cash equivalents balance in 2003.

        Cash flow provided by operating activities for 2004 was $802 million compared to cash used for operating activities of $41 million in 2003.

        Our cash flow from operations has varied depending on the timing of the acquisition of, and the market prices for, agricultural commodity inventories, as well as the timing of when such inventories were sold. In addition, the growth of our business has resulted in the need to increase working capital levels which reduces our cash flow from operations.

        The second and third quarters of the year are typically the periods when most of our cash flows from operations are provided. It is during this period that North American and European "old" crop inventories harvested and purchased in September, October and November of the previous year are at their lowest level. In addition, most of the South American inventories acquired during the March, April and May harvest period have been sold.

        Cash flows from operations during the first and fourth quarters will vary depending upon the amount of advances made to farmers in Brazil and the amount of North American and European "new" crops purchased during the September, October and November harvest period.

        Cash flow from operations in 2004 was favorably affected by the strong operating results and the return of soybean prices to more normalized levels in the latter part of the year. Soybean prices increased significantly beginning in the third quarter of 2003 and continued their increase into 2004. During the latter half of the third quarter of 2004, agricultural prices declined, which resulted in a reduction in working capital levels.

        Cash flow provided by operating activities for 2004 also included $60 million received from the net settlement of various interest rate derivatives entered into and terminated in 2004. Cash flow from operations for the 2003 included $57 million paid in connection with the settlement of an arbitration.

        Cash used by investing activities was $841 million 2004, compared to cash provided of $101 million in 2003. Investments in property, plant and equipment under our capital expenditure plan were $437 million for 2004. Of this amount, $136 million represented maintenance capital expenditures in 2004, compared to $98 million in 2003. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity and expenditures for equipment required to comply with environmental regulations. The majority of non-maintenance capital expenditures in the 2004 related to efficiency improvements to reduce costs, equipment upgrades and business expansion.

        During the third and fourth quarters of 2004, we acquired the remaining 17% interest in Bunge Brasil that we did not already own for $314 million in cash. In April 2004, we acquired the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, for $27 million. In addition, we invested approximately $38 million in existing and new business joint ventures during 2004 primarily in South America and Eastern Europe and we loaned $14 million to our joint venture in Poland. Also included in cash flow from investing activities in 2004 is $7 million received in the asset exchange transaction with J. Macêdo.

        In 2003, we received net proceeds of $532 million from the sale of our Brazilian soy ingredients business to Solae, the sale of Lesieur to our Saipol joint venture and the sale of our U.S. bakery operations. We used $23 million to acquire the remaining 2.62% of Cereol's outstanding shares we did not already own and we paid an additional purchase price of $42 million to Edison S.p.A., Cereol's former controlling shareholder, and Cereol's former public shareholders. In addition, in 2003, we acquired additional shares in Fosfertil for $84 million, and we completed certain smaller acquisitions in India and Eastern Europe having an aggregate purchase price of approximately $37 million. In 2003, we received $41 million relating to Lesieur's intercompany debt owed to us.

        Cash used for financing activities was $74 million in 2004, compared to cash used of $102 million in 2003. In 2004, we reduced our borrowings of short-term debt by using cash flow provided by operating activities. In April 2004, our wholly owned finance subsidiary, Bunge Limited Finance Corp., issued $500 million of unsecured senior notes, which are unconditionally guaranteed by us, for net proceeds of $496 million, and in June 2004, we sold 9,775,000 common shares in a public offering for net proceeds of $331 million. In November 2004, we redeemed preferred shares of a subsidiary for $170 million. Dividends paid to our shareholders in 2004 were $51 million.

        In 2003, we used cash flow from the net proceeds from the sales of businesses to reduce borrowings on short and long-term debt. In 2003, we issued $800 million of senior notes. In 2003, Mutual Investment Limited repaid in full a $55 million note owed to us. Dividends paid to our shareholders during 2003 were $42 million.

        2003 Compared to 2002.    In 2003, our cash and cash equivalents balance increased $19 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $271 million increase in our cash and cash equivalents balance in 2002.

        Our operating activities used cash of $41 million in 2003, compared to cash generated of $128 million in 2002. Through the third quarter of 2003, our cash flows provided by operations were $638 million. However, the increase in soy commodity market prices in the latter half of December 2003 resulted in significant farmer selling, which increased our use of cash that was needed to acquire inventories. Also reflected in the cash flow from operations was the $57 million paid in 2003 in connection with the settlement of an arbitration relating to the sale of Ducros by Cereol.

        Cash generated by investing activities was $101 million for 2003, compared to cash used of $1,071 million in 2002. Investments in property, plant and equipment of $304 million consisted primarily of additions under our normal capital expenditure plan. Of this amount, $98 million represented maintenance capital expenditures in 2003, compared to $117 million in 2002. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in 2003 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. The increase in capital expenditures in 2003 over 2002 was primarily due to the acquisition of Cereol.

        In 2003, we received net proceeds of $532 million from the sale of our Brazilian soy ingredients business, Lesieur and our U.S. bakery operations. We also received $41 million relating to Lesieur's intercompany debt due us. We used $23 million to acquire the remaining 2.62% of Cereol's outstanding shares that we did not already own and we paid an additional purchase price of $42 million to Edison and Cereol's former public shareholders. In addition, in 2003, we acquired additional shares in Fosfertil for $84 million, and we completed certain smaller acquisitions in India and Eastern Europe having an aggregate purchase price of approximately $37 million. In 2002, we used cash of $741 million (net of cash acquired) to acquire Cereol and $94 million to acquire shares held by minority shareholders in connection with the corporate restructuring of our Brazilian subsidiaries and to acquire La Plata Cereal in Argentina.

        Cash used in financing activities was $102 million in 2003, compared to cash generated of $1,295 million in 2002. In 2003, we used cash flow from the net proceeds from the sales of businesses to reduce borrowings on short and long-term debt. In 2003, we issued $800 million of senior notes and, in 2002, we issued $686 million of senior notes and $250 million of convertible notes. In 2003, Mutual Investment Limited repaid in full the $55 million note owed to us. Dividends paid to our shareholders during 2002 were $37 million. In 2002, we generated cash by selling common shares in a public offering for net proceeds of $293 million.

Recent Accounting Pronouncements

        Adoption of New Accounting Pronouncements.    In 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (Issue No. 04-2) and the proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (FSP No. FAS 141-a and 142-a). FSP No. FAS 141-a and 142-a were issued to eliminate the inconsistency between EITF Issue No. 04-2 and Statement of Financial Accounting Standards (SFAS) No. 141 and SFAS No. 142 that mineral rights are tangible assets under EITF Issue No. 04-2 and the characterization of mineral rights as intangible assets in SFAS No. 141 and No. 142. We have applied EITF Issue No. 04-2 and the proposed FSP No. FAS 141-a and 142-a to our consolidated balance sheets beginning in the first quarter of 2004 and have reclassified the prior period consolidated balance sheet to conform to the 2004 presentation. The reclassification at December 31, 2003 was $208 million, resulting in an increase to property, plant and equipment, net and a corresponding decrease in other intangible assets in the consolidated balance sheets.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP No. FAS 106-1). The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) to which FSP No. FAS 106-1 relates, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree healthcare benefit plans. We have elected a one-time deferral of the accounting for the effects of the Act, as permitted by FSP No. FAS 106-1. In May 2004, the FASB issued FSP No. FAS 106-2, which superceded FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for us for the year ended December 31, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. FSP No. FAS 106-2 requires a remeasurement of the applicable plans' assets and benefit obligations at the applicable date. We have determined that the effects of the Act are not a significant event for us and not material to our financial position or results of operations. Using the guidance issued in January 2005 on the definition of "actuarially equivalent," we believe that the prescription drug benefits we provide will be actuarially equivalent. Based on this assumption, the estimated subsidy resulting from the Act is incorporated prospectively into our postretirement healthcare benefit plan obligation as of the 2004 measurement date as an actuarial gain. The effect of the federal subsidy on the accumulated benefit obligation of our postretirement healthcare benefit plans was approximately $1 million, which was reflected in the benefit obligation as of December 31, 2004. The effect of the federal subsidy on future annual expense of our postretirement healthcare benefit plans is insignificant.

        In 2004, the FASB EITF reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (Issue No. 04-8), that contingently convertible instruments, which generally become convertible into common stock only if one or more events occur, such as the underlying common stock achieving a specified market price target, should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price target (or other contingent features) have been met. The EITF concluded that Issue No. 04-8 would be applied by restating diluted earnings per share for all prior periods presented. Issue No. 04-8 is effective for periods ending after December 15, 2004. We have applied Issue No. 04-8 to our consolidated statements of income for the year ended December 31, 2004 and have restated diluted earnings per share for the years ended December 31, 2003 and 2002 to include the weighted average common shares that are issuable upon the conversion of our convertible notes.

        New Accounting Pronouncements.    In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R is effective for the first interim or annual periods beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date would be permitted. We currently report stock compensation based on APB 25, Accounting for Stock Issued to Employees, with pro forma disclosures.

        In December 2004, the FASB deferred the issuance of their final standard on earnings per share SFAS No. 128R, Earnings per Share, an amendment to FAS 128. The final standard will be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. We are currently evaluating the proposed provisions of this amendment to determine the impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

        In December 2004, the FASB issued proposed FSP No. FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) was signed into law by the President and includes a provision that allows U.S. corporations, in certain circumstances, to repatriate cumulative non-U.S. earnings at tax rates that may be below the 35% U.S. statutory rate. FSP No. 109-b is intended to provide limited relief in the application of the indefinite reinvestment criterion of APB 23, Accounting for Income Taxes—Special Areas, due to ambiguities surrounding the implementation of the Act and is effective upon issuance. We are currently reviewing this provision of the Act and have not completed our evaluation of the provision's effect on us.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) relating to inventory pricing. SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have determined that SFAS No. 151 will not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

        We have two accounts receivable securitization facilities. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests in designated pools of our accounts receivable, without recourse, up to a maximum amount of approximately $150 million as of December 31, 2004. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. One of the facilities expires in 2005, with an option for renewal, and the other facility expires in 2007. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points. During 2004 and 2003, the outstanding undivided interests averaged $115 million and $125 million, respectively. We retain collection and administrative responsibilities for the accounts receivable in the pools. In 2004 and 2003, we recognized $2 million and $3 million, respectively, in related charges, which are included in selling, general and administrative expenses in our consolidated statements of income.

        In addition, we retain interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, our retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first used to reduce the outstanding undivided interests. At December 31, 2004, there were no undivided interests in the pooled receivables outstanding. Accounts receivable at December 31, 2003 were net of $125 million, representing the outstanding undivided interests in pooled accounts receivable.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	December 31, 2004
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(US$ in millions)
Commercial paper borrowings(1)	$401	$401	$—	$—	$—
Other short-term borrowings(1)	140	140	—	—	—
Long-term debt(1)	2,740	140	850	70	1,680
Freight supply agreements(2)	5,883	547	871	575	3,890
Non-cancelable lease obligations	456	92	202	102	60
Inventory purchase commitments	193	193	—	—	—

Total contractual obligations	$9,813	$1,513	$1,923	$747	$5,630

(1)
We also have interest obligations on our outstanding borrowings.

(2)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to six years in the case of ocean freight vessels and 10 to 23 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The cost of our freight supply agreements is passed through to our customers in the ordinary course of business, and as a result, such amounts are expected to be fully recovered.

  Employee Benefit Plans

        We expect to contribute $17 million to our defined benefit pension plans and $2 million to our postretirement healthcare benefit plans in 2005.

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

        Weather conditions have historically caused volatility in the agricultural commodities industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which can affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce the demand for our fertilizer products and negatively affect the creditworthiness of our customers and suppliers. Reduced supply of agricultural commodities due to weather-related factors could adversely affect our profitability. In addition, the supply of agricultural commodities can be affected by other factors such as plant disease, including Asian soybean rust, which has recently affected soybean crops in Brazil and the United States. Our operating results can also be influenced by sudden shifts in demand for our primary products due to factors such as livestock and other animal disease, including avian influenza.

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

        Our food products and fertilizer divisions may also be adversely affected by increases in the price of agricultural commodities and fertilizer raw materials that are caused by market fluctuations outside of our control. As a result of competitive conditions in our food products businesses, we may not be able to recoup increases in the cost of raw materials through increases in sales prices for our products, which would adversely affect our profitability. In addition, increases in fertilizer prices due to higher raw material costs could adversely affect demand for our products.

We are subject to economic and political instability and other risks of doing business globally and in emerging markets.

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

        We are exposed to currency exchange rate fluctuations because a portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Our financial performance may be negatively or positively affected by currency fluctuations. For example, changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the European euro, affect our expenses that are denominated in local currencies and may have a negative impact on the value of our assets located outside of the United States.

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

        Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. For example, in mid-2004, a trade dispute between China and Brazil temporarily halted soybean trade between the two countries, which adversely affected our sales to Asia. Future government policies may adversely affect the supply, demand for and prices of our products, restrict our ability to do business in our existing and target markets and could cause our financial results to suffer.

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

        Our future funding requirements will depend, in large part, on our working capital requirements and the nature of our capital expenditures. In addition, the expansion of our business and pursuit of business opportunities may require us to have access to significant amounts of capital. As of December 31, 2004, we had $3,281 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like.

Our risk management strategy may not be effective.

        Our business is affected by fluctuations in agricultural commodities prices, freight rates, energy prices, interest rates and in foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our hedging strategy may not be successful in minimizing our exposure to these fluctuations. In addition, our control procedures and risk management policies may not successfully prevent our traders from entering into unauthorized transactions that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

The expansion of our business through acquisitions and strategic alliances poses risks that may reduce the benefits we anticipate from these transactions.

        We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business. Our ability to benefit from acquisitions and alliances depends on many factors, including our ability to identify acquisition or alliance prospects, access capital markets at an acceptable cost of capital, negotiate favorable transaction terms and successfully integrate any businesses we acquire.

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

        The use of genetically modified organisms (GMOs) in food and animal feed has been met with varying acceptance in the different markets in which we operate. The United States and Argentina have approved the use of GMOs in food products and animal feed, and GMO and non-GMO grain are frequently commingled during the grain origination process. However, in some of the markets where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products. In Brazil, the government is expected to legalize the planting and sale of GMO soybeans after having temporarily legalized such planting and sale in certain regions for the past two years. However, certain Brazilian states have banned the planting, sale or transport of

GMO crops, which has resulted in the disruption of certain GMO crop shipments. We may inadvertently deliver products that contain GMOs to customers that request GMO-free products. As a result, we could lose customers, incur liability and damage our reputation.

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

        Agribusiness.    The markets for our products are highly price-competitive and are sensitive to product substitution. We compete against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Our principal competitors are ADM, Cargill and, to a lesser extent, local, large agricultural cooperatives and trading companies, such as Louis Dreyfus Group. Competition with these and other suppliers, processors and distributors is based on price, service offerings and geographic location.

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

        Our business involves the handling and use of hazardous materials. The use of such materials in processing our products can cause the emission of certain regulated substances. In addition, the storage and processing of our products may create hazardous conditions. For example, we use hexane in our oilseed processing operations, and hexane can cause explosions that could harm our employees or damage our facilities. Our agricultural commodities storage operations also create dust that has caused explosions in our grain elevators. In addition, our mining operations and manufacturing of fertilizers require compliance with environmental regulations. Our operations are regulated by environmental laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of any environmental contamination. In addition, Brazilian law allocates liability for noncompliance with environmental laws by an acquired company to the acquiror for an indefinite period of time. Because we use and handle hazardous substances in our business, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. See "Item 1. Business—Government Regulation" and "Item 1. Business—Environmental Matters."

We advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital we have advanced to them.

        In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. The purchase contracts and advances are typically settled through the delivery of the related crop to us upon harvest. In 2004, due to the higher costs of fertilizer, seed, crop chemicals and other inputs, as well as the growth in Brazilian soybean production, we advanced funds to farmers in greater amounts under these arrangements than we have in the past. At December 31, 2004 we had approximately $932 million in prepaid commodity purchase contracts and advances to the farmers, as compared to approximately $611 million at December 31, 2003. As our exposure under these financial arrangements increases, we will be increasingly exposed to the risks that the underlying crop will be unable to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, fluctuations in commodity prices and other factors that influence the price, supply and demand for agricultural commodities. In addition, we sell fertilizer on credit to farmers in Brazil. During 2004, approximately 80% of our fertilizer sales were made on credit, which represents an approximate 15% increase compared to 2003. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on our guarantees see Note 21 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their payments to us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Although our prior loss experience has been small, significant defaults by farmers under these financial arrangements could adversely affect our financial condition and results of operations.

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

        In addition, we have a shareholder rights plan which will entitle shareholders to purchase our Series A Preference Shares if a third party acquires beneficial ownership of 20% or more of our common shares. In some circumstances, shareholders are also entitled to purchase the common stock of a company issuing shares in exchange for our common shares in a merger, amalgamation or tender offer or a company acquiring most of our assets.

        These provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

        Adverse U.S. federal income tax rules apply to individuals owning shares of a "passive foreign investment company," or PFIC, directly or indirectly (including by holding an option to acquire shares of a PFIC, such as a debt security convertible into shares). We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2004 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares and our 3.75% convertible notes due 2022. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to qualified dividend income of certain U.S. investors would not apply. Since PFIC status is determined by us on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a "QEF election"), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark-to-market" our shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our shares.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates, interest rates and energy and transportation costs which may affect our results of operations and financial position. We use derivative financial instruments for the purpose of managing the risks and/or costs associated with fluctuations in commodity prices, foreign exchange, interest rates and transportation costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors' finance and risk management committee supervises, reviews and periodically revises our overall risk management policies and risk limits. We only enter into derivatives that are related to our inherent business and financial exposure as a global agribusiness company.

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

	Year Ended December 31, 2004		Year Ended December 31, 2003
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$414	$41	$517	$52
Highest short position	(13)	(1)	(50)	(5)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $961 million as of December 31, 2004 and $681 million as of December 31, 2003. The balance of permanently invested intercompany borrowings increased $280 million in September 2004 as a result of the acquisition of an additional 15% interest in the outstanding shares of Bunge Brasil. Included in other comprehensive income (loss) are foreign exchange gains of $96 million in the year ended December 31, 2004 and foreign exchange gains of $118 million in the year ended December 31, 2003, related to permanently invested intercompany loans.

        For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural hedge to our currency exposure.

        Our net currency positions, including currency derivatives, and our market risk, which is the potential loss from an adverse 10% change in foreign currency exchange rates, are set forth in the following table. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventory. Actual results may differ from the information set forth below.

(US$ in millions)	December 31, 2004	December 31, 2003
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,091)	$(1,080)
Market risk	(109)	(108)
Agricultural commodities inventories	988	1,063
Net currency short position, less agricultural commodities inventories	(103)	(17)
Market risk	$(10)	$(2)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(81)	$(32)
Market risk	(8)	(3)
Agricultural commodities inventories	93	71
Net currency long position, less agricultural commodities inventories	12	39
Market risk	$1	$4
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(320)	$(239)
Market risk	(32)	(24)
Agricultural commodities inventories	283	254
Net currency (short) long position, less agricultural commodities inventories	(37)	15
Market risk	$(4)	$2

Interest Rate Risk

        We issue debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. Of our total long-term debt outstanding of $2,740 million at December 31, 2004 including current maturities, $2,547 million was fixed rate. Long-term debt that is exposed to interest rate risk at December 31, 2004 is listed below.

(US$ in millions)	December 31, 2004
Payable in U.S. Dollars:
Long-term debt, variable interest rates indexed to LIBOR (1) plus 1.38% to 4.02%	$36
Payable in Brazilian Reais:
BNDES (2) loans, variable interest rate indexed to IGPM (3) plus 6.5% to 7.9%	134
Other	23

Total variable rate long-term debt, including current maturities	$193

(1)
LIBOR as of December 31, 2004 was 1.54%.

(2)
BNDES loans are Brazilian government industrial development loans.

(3)
IGPM is a Brazilian inflation index published by Fundacão Getulio Vargas. The annualized rate for the year ended December 31, 2004 was 12.42%.

        An increase in the interest rates on our long-term variable rate debt based on a 10% change in the LIBOR and IGPM rates at December 31, 2004 would increase the interest rates on our variable rate debt between 12 to 98 basis points, which would have no material effect on our operating results.

        In addition to long-term debt, we have variable interest rate short-term debt and commercial paper with a balance of $541 million at December 31, 2004. The short-term debt is predominantly held with commercial banks and the interest rates are generally based on LIBOR plus a spread of 1% to 2%.

        Our commercial paper is rated "A-1" by Standard & Poor's Rating Services and "P-1" by Moody's Investors Service, Inc. and the interest rates on our commercial paper borrowings are indexed to this rating. An increase in interest rates on our short-term debt based on a 10% change in LIBOR and a 10% change in the commercial paper interest rate for A-1/P-1 rated commercial paper at December 31, 2004 would increase the interest rate on our variable rate short-term debt approximately 24 basis points, which would have no material effect on our operating results.

Interest Rate Derivatives

        In September 2004, we entered into treasury rate lock agreements with an aggregate notional amount of $500 million at a 10-year treasury yield of 4.15% with a settlement date of March 2005. The treasury rate lock agreements were not designated as hedging instruments. In the fourth quarter of 2004, we terminated these treasury rate lock agreements. We recorded a gain in other income (expense)-net in the consolidated statements of income of approximately $10 million relating to the cash settlement received on these derivative agreements for the year ended December 31, 2004.

        In June 2004, we entered into various interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. These swap agreements had an aggregate notional amount of $1 billion at weighted average fixed rates receivable of 4.375% and 5.35% and weighted average variable rates payable of 2.23% and 2.17%, with maturity dates of 2008 and 2014. These interest rate swap agreements were accounted for as fair value hedges. In September 2004, we terminated the June 2004 swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the June 2004 swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense for the year ended December 31, 2004 in the consolidated statements of income and the $52 million gain was recorded as an adjustment to the carrying amount of the related debt for the year ended December 31, 2004 in the consolidated balance sheet. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years.

        Concurrent with the September 2004 termination of the June 2004 swap agreements, we entered into various new interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. We have accounted for these new swap agreements as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. As of December 31, 2004, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration. We recorded $6 million of accrued interest as a reduction of interest expense in the consolidated statements of income for the year ended December 31, 2004.

        The following table summarizes our outstanding interest rate swap agreements as of December 31, 2004.

				Fair Value
	Maturity
(US$ in millions)				December 31, 2004
	2008	2014	Total
Receive fixed/pay variable notional amount	$500	$500	$1,000	$(12)
Weighted average variable rate payable (1)	3.28%	3.15%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-2 through F-54 and on page E-2 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Disclosure Controls and Procedures

  Disclosure Controls and Procedures

        As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(b), as of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our SEC filings.

  Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

        The Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm required to be furnished pursuant to this item are set forth on pages F-2 and F-3 of this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2005 Annual General Meeting of Shareholders.

Item 10.    Directors and Executive Officers of the Registrant

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Report of Audit Committee," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders under the caption "Executive Compensation," "Compensation Committee Report," "Comparative Performance of Our Common Shares" and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders under the caption "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2005 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  a.
  (1)-(2)  Financial Statements and Financial Statement Schedules

    See "Index to Consolidated Financial Statements" on page F-1 of this Annual Report on Form 10-K.

  a.
  (3) Exhibits

    See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended and restated (incorporated by reference from the Registrant's Form 20-F filed May 31, 2003)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
4.2
Amended and Restated Shareholder Rights Plan between Bunge Limited and Mellon Investor Services LLC, as Rights Agent, dated as of May 30, 2003 (incorporated by reference from the Registrant's Form 20-F filed March 15, 2004)
4.3
The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
10.1
Registration Rights Agreement dated as of June 25, 2001 between Bunge Limited and the shareholders of Bunge International Limited (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.2
Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.3
Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 8, 2002)

10.4
Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2004, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2004)
10.5
Multicurrency Revolving Facilities Agreement, dated May 28, 2003, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, CCF and Société Générale, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 20-F filed March 15, 2004)
10.6
Amendment Agreement, dated May 26, 2004, among Bunge Finance Europe B.V., as Borrower and HSBC Bank plc, as Agent, to Multicurrency Revolving Facilities Agreement, dated May 28, 2003, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, CCF and Société Générale, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.7
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.8	Employment Agreement, dated as of May 27, 2003, between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.9	Bunge Limited Equity Incentive Plan, Amended and Restated as of March 5, 2004 (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.10	Form of Nonqualified Stock Option Award Agreement under the Amended and Restated Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.11
Form of Restricted Stock Unit Award Agreement under the Bunge Limited Equity Incentive Plan, Amended and Restated as of March 5, 2004 (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.12
Form of Performance-Based Restricted Stock Unit Award Agreement under the Bunge Limited Equity Incentive Plan, Amended and Restated as of March 5, 2004 (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.13*	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005)
10.14	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of March 12, 2003) (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.15	Excess Benefit Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)

10.16	Excess Contribution Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.17	Excess Benefit Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.18	Excess Contribution Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.19*	Bunge Management Services Inc. Deferred Compensation Plan for Certain Employees
10.20*	Bunge Global Markets Deferred Compensation Plan for Certain Employees
10.21*	Bunge Limited Annual Incentive Plan (to be submitted for shareholder approval at Bunge Limited's 2005 Annual General Meeting of Shareholders)
10.22*	Description of Non-Employee Directors' Compensation
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*
Filed herewith.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Bunge Limited's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Bunge Limited's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to further periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Bunge Limited's management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on Bunge Limited's assessment under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that Bunge Limited's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer

/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that Bunge Limited and its Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2004 and for the year then ended of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

        We have audited the accompanying consolidated balance sheets of Bunge Limited and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7 and 13 to the financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and certain intangible assets to conform to Statement of Financial Accounting Standards Board No. 142 and changed its method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
New York, NY
March 7, 2005

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$25,168	$22,165	$13,882
Cost of goods sold (Notes 8 and 10)	(23,282)	(20,860)	(12,544)

Gross profit	1,886	1,305	1,338
Selling, general and administrative expenses	(871)	(691)	(579)
Gain on sale of soy ingredients business	—	111	—
Interest income	103	102	71
Interest expense	(214)	(215)	(176)
Foreign exchange (loss) gain	(31)	92	(179)
Other income (expense)—net	31	19	6

Income from continuing operations before income tax and minority interest	904	723	481
Income tax expense	(289)	(201)	(104)

Income from continuing operations before minority interest	615	522	377
Minority interest	(146)	(104)	(102)

Income from continuing operations	469	418	275
Discontinued operations, net of tax benefit (expense) of $5 (2003) and $(1) (2002) (Note 3)	—	(7)	3

Income before cumulative effect of change in accounting principles	469	411	278
Cumulative effect of change in accounting principles, net of tax benefit of $6 (2002) (Note 7 and 13)	—	—	(23)

Net income	$469	$411	$255

Earnings per common share (Note 24):
Basic
Income from continuing operations	$4.42	$4.19	$2.87
Discontinued operations	—	(.07)	.03
Cumulative effect of change in accounting principles	—	—	(.24)

Net income per share	$4.42	$4.12	$2.66

Diluted
Income from continuing operations	$4.10	$3.89	$2.83
Discontinued operations	—	(.06)	.03
Cumulative effect of change in accounting principles	—	—	(.23)

Net income per share	$4.10	$3.83	$2.63

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$432	$489
Trade accounts receivable (less allowance of $133 and $100) (Note 18)	1,928	1,495
Inventories (Note 4)	2,636	2,867
Deferred income taxes	95	93
Other current assets (Note 5)	1,577	1,474

Total current assets	6,668	6,418
Property, plant and equipment, net (Note 6)	2,536	2,090
Goodwill (Note 8)	167	148
Other intangible assets, net (Note 9)	156	92
Investments in affiliates (Note 11)	564	537
Deferred income taxes	273	233
Other non-current assets	543	366

Total assets	$10,907	$9,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 16)	$541	$889
Current portion of long-term debt (Note 17)	140	128
Trade accounts payable	1,898	1,678
Deferred income taxes	38	42
Other current liabilities (Note 12)	1,285	1,200

Total current liabilities	3,902	3,937
Long-term debt (Note 17)	2,600	2,377
Deferred income taxes	232	206
Other non-current liabilities	518	433
Commitments and contingencies (Note 21)
Minority interest in subsidiaries	280	554
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2004—110,671,450 shares, 2003—99,908,318 shares	1	1
Additional paid-in capital	2,361	2,010
Retained earnings	1,440	1,022
Accumulated other comprehensive loss	(427)	(656)

Total shareholders' equity	3,375	2,377

Total liabilities and shareholders' equity	$10,907	$9,884

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$469	$411	$255
Adjustment to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of soy ingredients business	—	(111)	—
Foreign exchange (gain) loss on debt	(85)	(120)	126
Impairment of assets	17	56	5
Bad debt expense	54	6	37
Provision for recoverable taxes	2	(38)	44
Depreciation, depletion and amortization	212	184	168
Deferred income taxes	(56)	(17)	(4)
Discontinued operations	—	7	(3)
Minority interest	146	104	102
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(398)	(129)	(116)
Inventories	328	(249)	(728)
Recoverable taxes	(86)	34	(106)
Prepaid commodity purchase contracts	211	(76)	(60)
Advances to suppliers	(341)	(30)	(110)
Trade accounts payable	164	174	469
Arbitration settlement (Note 21)	—	(57)	—
Unrealized loss (gain) on derivative contracts	17	(63)	(40)
Margin deposits	54	(86)	(6)
Accrued liabilities	89	(41)	117
Other—net	5	—	(22)

Cash provided by (used for) operating activities	802	(41)	128
INVESTING ACTIVITIES
Payments made for capital expenditures	(437)	(304)	(240)
Business acquisitions, net of cash acquired	(355)	(196)	(856)
Investments in affiliates	(24)	—	—
(Investments in) proceeds from related parties	(13)	41	—
Investment in notes receivable	(26)	—	—
Proceeds from disposal of property, plant and equipment	14	28	9
Proceeds from sale of assets held for sale	—	450	16
Proceeds from sale of discontinued operations	—	82	—

Cash (used for) provided by investing activities	(841)	101	(1,071)
FINANCING ACTIVITIES
Net change in short-term debt	(348)	(381)	(185)
Proceeds from long-term debt	860	851	1,937
Repayment of long-term debt	(678)	(529)	(706)
Proceeds from sale of common shares	348	7	293
Redemption of redeemable preferred stock	(170)	—	—
Dividends paid to shareholders	(51)	(42)	(37)
Dividends paid to minority interest	(35)	(63)	(28)
Proceeds from receivable from former shareholder	—	55	21

Cash (used for) provided by financing activities	(74)	(102)	1,295
Effect of exchange rate changes on cash and cash equivalents	56	61	(81)

Net (decrease) increase in cash and cash equivalents	(57)	19	271
Cash and cash equivalents, beginning of period	489	470	199

Cash and cash equivalents, end of period	$432	$489	$470

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

						Accumulated Other Comprehensive Income (Loss) (Note 23)
	Common Shares
			Additional Paid-in Capital	Receivable from Former Shareholder	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, January 1, 2002	83,155,100	$1	$1,706	$(76)	$435	$(690)	$1,376
Comprehensive income—2002:
Net income	—	—	—	—	255	—	255	$255
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $17	—	—	—	—	—	(403)	—	(403)
Unrealized loss on commodity futures, net of tax benefit of $8	—	—	—	—	—	13	—	13
Loss on treasury rate lock contracts, net of tax of $0	—	—	—	—	—	(22)	—	(22)
Unrealized gain on investments, net of tax of $1	—	—	—	—	—	(1)	—	(1)
Reclassification of realized net (gains) to net income, net of tax expense of $8	—	—	—	—	—	(12)	—	(12)
Minimum pension liability, net of tax benefit of $5	—	—	—	—	—	(11)	—	(11)

Total comprehensive income (loss)	—	—	—	—	—	(436)	(436)	$(181)

Collection of former shareholder receivable	—	—	—	21	—	—	21
Dividends paid	—	—	—	—	(37)	—	(37)
Issuance of common shares:
—public offering	16,093,633	—	292	—	—	—	292
—employee stock plan	83,500	—	1	—	—	—	1

Balance, December 31, 2002	99,332,233	$1	$1,999	$(55)	$653	$(1,126)	$1,472
Comprehensive income—2003:
Net income	—	—	—	—	411	—	411	$411
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $8	—	—	—	—	—	489	—	489
Unrealized loss on commodity futures, net of tax benefit of $6	—	—	—	—	—	(9)	—	(9)
Unrealized gain on investments, net of tax of $0	—	—	—	—	—	1	—	1
Reclassification of realized net (gains) to net income, net of tax expense of $2	—	—	—	—	—	(1)	—	(1)
Minimum pension liability, net of tax benefit of $7	—	—	—	—	—	(10)	—	(10)

Total comprehensive income (loss)	—	—	—	—	—	470	470	$881

Collection of former shareholder receivable	—	—	—	55	—	—	55
Dividends paid	—	—	—	—	(42)	—	(42)
Issuance of common shares:
—employee stock plan	576,085	—	11	—	—	—	11

Balance, December 31, 2003	99,908,318	$1	$2,010	$—	$1,022	$(656)	$2,377
(Continued on the following page)

Comprehensive income—2004:
Net income	—	$—	$—	$—	$469	$—	$469	$469
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $3	—	—	—	—	—	217	—	217
Unrealized losses on commodity futures, net of tax benefit of $3	—	—	—	—	—	(5)	—	(5)
Reclassification of realized net losses to net income, net of tax benefit of $10	—	—	—	—	—	19	—	19
Minimum pension liability, net of tax benefit of $1	—	—	—	—	—	(2)	—	(2)

Total comprehensive income (loss)	—	—	—	—	—	229	229	$698

Dividends paid	—	—	—	—	(51)	—	(51)
Issuance of common shares:
—public offering	9,775,000	—	331	—	—	—	331
—employee stock plan	988,132	—	20	—	—	—	20

Balance, December 31, 2004	110,671,450	$1	$2,361	$—	$1,440	$(427)	$3,375

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

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, processing, storage and sale of grains and oilseeds. Bunge's agribusiness operations and assets are primarily located in North and South America and Europe and it has international marketing offices throughout the world.

        Fertilizer—Bunge's fertilizer segment is involved in every stage of the fertilizer business, from mining of raw materials to sales of fertilizer products. Bunge's fertilizer operations are primarily located in Brazil.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as edible oils, shortenings, margarine, mayonnaise and other products derived from refined vegetable oil. Bunge's edible oil products operations are located in North America, Europe, Brazil and India.

        Milling products—Bunge's milling products segment includes the wheat and corn milling businesses. The wheat milling business consists of producing and selling flours. Bunge's wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge's corn milling activities are located in the United States.

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the assets, liabilities, revenues and expenses of all subsidiaries over which Bunge exercises control. Bunge's consolidated financial statements include the accounts of all majority-owned subsidiaries where our ownership is more than 50% of common stock. Bunge has no non-consolidated majority-owned subsidiaries. All significant intercompany transactions and balances with consolidated subsidiaries are eliminated in the consolidated financial statements. Minority interest related to Bunge's ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of Bunge's earnings, net of tax, is reported as minority interest in its consolidated statements of income.

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

        Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes, impairment and restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, income tax valuation allowances and pension plan obligations. Actual amounts may vary from those estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand and global production of similar and competitive crops.

        Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income are translated at the weighted average exchange rates for the period. Assets and liabilities are translated at year-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

        Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than their functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gains or losses are included in Bunge's consolidated statements of income as foreign exchange gain (loss).

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

        Derivatives—Bunge enters into derivatives that are related to its inherent business and financial exposure as a multinational agricultural commodities company.

        Bunge uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness inventories and agricultural commodities forward cash purchase and sales contracts. Exchange-traded futures and options contracts are valued at the quoted market prices. Forward purchase contracts and forward sale contracts are valued at the quoted market prices, which are based on exchange quoted prices adjusted for differences in local markets. Changes in the market value of forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. Bunge is exposed to loss in the event of non-performance by the counter-party to forward purchase and forward sales contracts. The values of these contracts are reduced by a provision related to the potential loss in the event of non-performance.

        In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. To the extent they provide effective offset, gains or losses arising from hedging transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged item are sold. Bunge expects to reclassify approximately $5 million after-tax net gains to cost of goods sold in the year ending December 31, 2005, relating to exchange-traded futures contracts designated as cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

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

        Bunge may also use derivative instruments, such as treasury rate locks, to reduce the risk of changes in interest rates on forecasted issuance of fixed-rate debt. To the extent they are designated as cash flow hedges and provide effective offset, gains and losses arising from these derivative instruments are deferred in accumulated other comprehensive income (loss) and recognized in the consolidated statements of income over the term of the underlying debt. In addition, Bunge enters into interest rate swaps to manage its interest rate exposure on a portion of its fixed rate debt. The derivatives used by Bunge as hedging instruments in association with its debt that are not designated as cash flow hedges have been recorded at fair value in other liabilities in the consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of associated debt relating to interest rate swaps is adjusted through earnings for changes in the fair value due to changes in interest rates.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the retirement of assets are capitalized and depreciated over the lives of the underlying assets. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. Useful lives for property, plant and equipment are as follows:

Years
Buildings	10-50
Machinery and equipment	7-20
Furniture, fixtures and other	3-20

        Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit-of-production method based on proven and probable reserves. The useful lives of Bunge's mines operated in its fertilizer operations, relating to the reserve depletion, range from 18 to 58 years.

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates, and is depreciated over the asset's estimated useful life.

        Goodwill—Goodwill relates to the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over its estimated useful life of 40 years. Effective January 1, 2002, Bunge adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized, but rather be tested annually for impairment based upon the fair value of the reporting unit with which it resides (see Notes 7 and 8). Impairment losses are included in cost of goods sold in the consolidated statements of income.

        Other Intangible Assets—Other intangible assets that have finite useful lives include brands and trademarks recorded at fair value at the date of acquisition. Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 40 years. Other intangible assets with indefinite lives are not amortized but rather tested annually for impairment.

        Impairment of Long-Lived Assets—Bunge reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge estimates the future cash flows expected to result from the use of the asset and from its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized; otherwise, no impairment loss is recognized. Bunge records impairments related to long-lived assets used in the processing of its products in cost of goods sold, which is a component of income from continuing operations before income tax and minority interest, in the consolidated statements of income. The measurement of an impairment loss to be recognized for long-lived assets and identifiable intangibles that Bunge expects to hold and use is the excess of the carrying value over the fair value of the asset.

        Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Stock-Based Compensation—Bunge has an Equity Incentive Plan and a Non-Employee Directors' Equity Incentive Plan, which are described more fully in Note 25. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors' Equity Plan. In accordance with APB 25, Bunge accrues costs for its restricted stock unit awards granted over the vesting or performance period, and adjusts costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards as well as the number of shares issued upon settlement of the awards. These compensation costs are recognized in the consolidated statements of income. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. In accordance with SFAS No. 123 and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method.

        The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost. The assumptions used to determine fair value are disclosed below.

	Year Ended December 31,
(US$ in millions, except per share data)
	2004	2003	2002
Net income, as reported	$469	$411	$255
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock options granted, net of related tax effects	(7)	(7)	(6)

Pro forma net income	$462	$404	$249

Earnings per common share (see Note 24):
Basic—as reported	$4.42	$4.12	$2.66
Basic—pro forma	$4.36	$4.05	$2.60
Diluted—as reported(1)	$4.10	$3.83	$2.63
Diluted—pro forma(1)	$4.04	$3.76	$2.57

(1)
The numerator for the calculation of diluted—as reported earnings per share and diluted—pro forma earnings per share for the years ended December 31, 2004, 2003 and 2002 includes interest expense, net of tax of $5 million, $5 million and $1 million, respectively, related to Bunge's convertible notes (see Note 24).

        The estimated fair value of Bunge's options on the date of grant was calculated using the Black-Scholes option-pricing model. The weighted average fair value of each stock option granted during 2004, 2003 and 2002 was approximately $14.17, $9.82 and $8.77, respectively. The following assumptions were used for the years ending December 31, 2004, 2003 and 2002:

	2004	2003	2002
Assumptions:
Expected option life (in years)	8.96	8.79	9.60
Expected dividend yield	1.30%	1.57%	1.60%
Expected volatility of market price	29%	34%	35%
Risk-free interest rate	3.70%	4.10%	3.80%

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

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $14 million, $8 million and $8 million in 2004, 2003 and 2002, respectively.

        Adoption of New Accounting Pronouncements—In 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (Issue No. 04-2) and the proposed Staff Position (FSP) No. FAS 141-a and 142-a, Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets and EITF Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets (FSP No. FAS 141-a and 142-a). FSP No. FAS 141-a and 142-a were issued to eliminate the inconsistency between EITF Issue No. 04-2 and Statement of Financial Accounting Standards (SFAS) No. 141 and SFAS No. 142 that mineral rights are tangible assets under EITF Issue No. 04-2 and the characterization of mineral rights as intangible assets in SFAS No. 141 and No. 142. Bunge has applied EITF Issue No. 04-2 and the proposed FSP No. FAS 141-a and 142-a to its consolidated balance sheets beginning in the first quarter of 2004 and has reclassified the prior period consolidated balance sheet to conform to the 2004 presentation. The reclassification at December 31, 2003 was $208 million, resulting in an increase to property, plant and equipment, net and a corresponding decrease in other intangible assets in the consolidated balance sheets.

        In January 2004, the FASB issued FSP No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (FSP No. FAS 106-1). The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) to which FSP No. FAS 106-1 relates, which was signed into law in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy, under certain conditions, to sponsors of retiree healthcare benefit plans. Bunge has elected a one-time deferral of the accounting for the effects of the Act, as permitted by FSP No. FAS 106-1. In May 2004, the FASB issued FSP No. FAS 106-2, which superceded FSP No. FAS 106-1. FSP No. FAS 106-2 is effective for Bunge for the year ended December 31, 2004 and allows two alternate methods of transition, retroactive application to the date of enactment of the Act or prospective application from the date of adoption of this statement. FSP No. FAS 106-2 requires a remeasurement of the applicable plans' assets and benefit obligations at the applicable date. Bunge has determined that the effects of the Act are not a significant event for Bunge and not material to its financial position or results of operations. Using the guidance issued in January 2005 on the definition of "actuarially equivalent," Bunge believes that the prescription drug benefits it provides will be actuarially equivalent. Based on this assumption, the estimated subsidy resulting from the Act is incorporated prospectively into Bunge's postretirement healthcare benefit plan obligation as of the 2004 measurement date as an actuarial gain. The effect of the federal subsidy on the accumulated benefit obligation of Bunge's postretirement healthcare benefit plans was approximately $1 million, which was reflected in the benefit obligation as of December 31, 2004. The effect of the federal subsidy on future annual expense of Bunge's postretirement healthcare benefit plans is insignificant.

        In 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (Issue No. 04-8), that contingently convertible instruments, which generally become convertible into common stock only if one or more events occur, such as the underlying common stock achieving a specified market price target, should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price target (or other contingent features) have been met. The EITF concluded that Issue No. 04-8 would be applied by restating diluted earnings per share for all prior periods presented. Issue No. 04-8 is effective for periods ending after December 15, 2004. Bunge has applied Issue No. 04-8 to its consolidated statements of income for the year ended December 31, 2004 and has restated diluted earnings per share for the years ended December 31, 2003 and 2002 to include the weighted average common shares that are issuable upon the conversion of Bunge's convertible notes (see Note 24).

        New Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R is effective for the first interim or annual periods beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted. Bunge currently reports stock compensation based on APB 25 with pro forma disclosures regarding fair value.

        In December 2004, the FASB deferred the issuance of their final standard on earnings per share SFAS No. 128R, Earnings per Share, an amendment to FAS 128. The final standard is expected to be effective in 2005 and will require retrospective application for all prior periods presented. The significant proposed changes to the EPS computation are changes to the treasury stock method and contingent share guidance for computing year-to-date diluted EPS, removal of the ability to overcome the presumption of share settlement when computing diluted EPS when there is a choice of share or cash settlement and inclusion of mandatorily convertible securities in basic EPS. Bunge is currently evaluating the proposed provisions of this amendment to determine the impact on its consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

        In December 2004, the FASB issued proposed FSP No. FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the Act) was signed in to law by the President and includes a provision that allows U.S. corporations, in certain circumstances, to repatriate cumulative non-U.S. earnings at tax rates that may be below the 35% U.S. statutory rate. FSP No. 109-b is intended to provide limited relief in the application of the indefinite reinvestment criterion of APB 23, Accounting for Income Taxes—Special Areas, due to ambiguities surrounding the implementation of the Act and is effective upon issuance. Bunge is currently reviewing this provision of the Act and has not completed its evaluation of the provision's effect on Bunge.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) relating to inventory pricing. SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Bunge has determined that SFAS No. 151 will not have a material effect on its consolidated financial statements.

        Reclassifications—Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year's presentation.

2. Business Combinations

        Acquisition of Bunge Brasil Minority Interest—In the second half of 2004, Bunge acquired the remaining 17% of the outstanding capital stock of Bunge Brasil S.A. that it did not already own for $314 million in cash. The acquisition was funded with net proceeds of a public offering of Bunge's common shares in June 2004 (see Note 23). As a result of the acquisition, Bunge directly owns 100% of Bunge Brasil and its subsidiaries, Bunge Alimentos S.A., Bunge's Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge's Brazilian fertilizer subsidiary. Bunge has been consolidating Bunge Alimentos and Bunge Fertilizantes since 1997. The acquisition was accounted for under the purchase method as a step acquisition of minority interest.

        The following table summarizes the preliminary allocation of $137 million, which is the excess of the cost to acquire the minority interest in Bunge Brasil over the historical book value of the acquired minority interest, to certain intangible assets and segments. This allocation is subject to adjustments based on the finalization of the fair value of these intangible assets.

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Total
Property, plant and equipment	$15	$101	$6	$4	$126
Trademarks/brands	—	25	4	4	33
Licenses	—	5	—	—	5
Goodwill	29	—	—	—	29
Deferred income tax liabilities	(5)	(45)	(3)	(3)	(56)

Total	$39	$86	$7	$5	$137

        The weighted average useful life of the $38 million other intangible assets acquired in 2004 is approximately 21 years.

        The following unaudited pro forma summary financial information sets forth Bunge's results of operations as if the above acquisition had been consummated as of January 1, 2003. The pro forma results are not necessarily indicative of what would have occurred had the acquisition been in effect for the periods presented.

	Year Ended December 31,
(US$ in millions, except per share data)
	2004	2003
Net sales	$25,168	$22,165
Net income	$498	$438
Earnings per common share—basic:
Net income	$4.70	$4.39
Earnings per common share—diluted:
Net income	$4.35	$4.07

        Polska Oil—In April 2004, Bunge acquired the remaining 40% of Polska Oil Investment B.V., a holding company for certain of Bunge's operations in Poland that it did not already own from the European Bank for Reconstruction and Development (EBRD), pursuant to the terms of an amended and restated shareholders agreement between the parties. The purchase price of the EBRD stake in Polska Oil was approximately $27 million. Bunge did not recognize any goodwill on this transaction.

        J. Macêdo Exchange Transaction—In the quarter ended March 31, 2004, Bunge completed an asset exchange transaction with J. Macêdo S.A., whereby Bunge exchanged its Brazilian retail flour assets for J. Macêdo's industrial flour assets and approximately $7 million in cash. The assets exchanged were comprised primarily of brands. Bunge recognized a pretax gain of $5 million as a result of this transaction, which is included in other income (expense)—net in the consolidated statement of income for the year ended December 31, 2004.

        Other Business Acquisitions—In 2004, Bunge completed additional acquisitions having an aggregate purchase price of $15 million, primarily in Europe. Bunge recognized goodwill totaling approximately $2 million related to these acquisitions, which was assigned to its edible oil products segment.

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

	Year Ended December 31,
(US$ in millions)
	2003	2002
Net sales	$180	$192
(Loss) income before income taxes	$(15)	$3

4. Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Agribusiness—Readily marketable inventories at market value(1)	$1,264	$1,846
Fertilizer	522	316
Edible oils	489	330
Milling	58	68
Other(2)	303	307

Total	$2,636	$2,867

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Agribusiness inventories carried at lower of cost or market.

5. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Prepaid commodity purchase contracts	$37	$247
Secured advances to suppliers	697	280
Unrealized gains on derivative contracts	310	418
Margin deposits	43	95
Recoverable taxes	138	70
Marketable securities	14	13
Other	338	351

Total	$1,577	$1,474

        Prepaid commodity purchase contracts—Prepaid commodity purchase contracts represent payments to producers in advance of delivery of the underlying commodities. Prepaid commodity purchase contracts are recorded at market.

        Secured advances to suppliers—Bunge provides cash advances to suppliers, which primarily include farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers' production cost. The advances are generally collateralized by physical assets of the supplier, carry a market interest rate and are repaid through the delivery of soybeans and other agricultural commodities. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances. In addition to the current secured advances, Bunge has long-term secured advances to suppliers, primarily farmers, in the amount of $198 million and $84 million at December 31, 2004 and 2003, respectively. The allowances for uncollectible advances totaled $43 million and $31 million at December 31, 2004 and 2003.

        Marketable securities—These securities are classified as trading securities and recorded at fair value based on quoted market prices. The related gains or losses are recognized in other income
(expense)—net in the consolidated statements of income.

6. Property, Plant and Equipment, Net

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Land	$140	$114
Mining properties	206	136
Buildings	917	936
Machinery and equipment	2,482	2,078
Furniture, fixtures and other	224	158

	3,969	3,422
Less: accumulated depreciation and depletion	(1,810)	(1,556)
Plus: construction in process	377	224

Total	$2,536	$2,090

        Bunge capitalized interest on construction in progress in the amount of $6 million, $8 million and $6 million in 2004, 2003 and 2002, respectively. Depreciation and depletion expense was $208 million, $182 million and $166 million in 2004, 2003 and 2002, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    Change in Accounting Principles

        Effective January 1, 2002, Bunge adopted SFAS No. 142. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and changes the accounting for goodwill and other intangible assets with indefinite lives acquired individually or with a group of other assets, and those acquired in a business combination, by eliminating prospectively the amortization of all existing and newly acquired goodwill and other intangible assets with indefinite lives. SFAS No. 142 requires goodwill and other intangible assets to be tested at least annually for impairment. Separable other intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 142 also requires that companies complete a transitional goodwill impairment test within six months from the date of adoption.

        In accordance with the transitional guidance and the adoption of SFAS No. 142, Bunge completed a transitional impairment test computed based on a discounted cash flow and recorded a charge of $14 million, net of tax of $1 million as of January 1, 2002 for goodwill impairment losses. This impairment was related mainly to goodwill in the bakery mixes business line of its former wheat milling and bakery products segment. The goodwill impairment losses are recorded as a cumulative effect of a change in accounting principle in Bunge's consolidated statement of income for the year ended December 31, 2002. Bunge's other intangible assets were not affected by the adoption of SFAS No. 142.

8. Goodwill

        In the fourth quarter of 2004, Bunge performed its annual impairment test and has determined that there was no goodwill impairment for the year ended December 31, 2004.

        In the fourth quarter of 2003, Bunge performed its annual impairment test and recorded in cost of goods sold in the consolidated statements of income a pretax goodwill impairment charge of $16 million relating to its Austrian oilseed processing operations. The write-down resulted from a weak operating environment in this region causing the fair value of the reporting unit to be lower than its carrying value. No other impairment charges resulted from the required impairment evaluations on the rest of Bunge's reporting units. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows and other factors are made to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges.

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

        The changes in the carrying amount of goodwill by segment at December 31, 2004 and 2003 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling	Unallocated	Total
Balance, January 1, 2003	$129	$—	$21	$89	$239
Goodwill acquired (Note 2)	24	5	3	—	32
Impairment losses	(16)	—	—	—	(16)
Sale of bakery business (Note 3)	—	—	(19)	—	(19)
Tax benefit on goodwill amortization(1)	(13)	—	—	—	(13)
Allocated acquisition purchase price(2)	—	—	—	(89)	(89)
Foreign exchange translation	14	—	—	—	14

Balance, December 31, 2003	138	5	5	—	148
Goodwill acquired	29	2	—	—	31
Tax benefit on goodwill amortization(1)	(10)	—	—	—	(10)
Allocation of acquired goodwill(3)	(3)	—	(3)	—	(6)
Foreign exchange translation	3	1	—	—	4

Balance, December 31, 2004	$157	$8	$2	$—	$167

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(2)
In 2003, Bunge assigned $89 million of the 2002 acquisition purchase price of Cereol S.A. to Lesieur, its French edible oil subsidiary that was sold by Bunge in 2003, and its ingredients assets.

(3)
In 2004, upon completion of the final valuation on certain smaller acquisitions, Bunge has assigned $3 million of goodwill acquired in its agribusiness segment to property, plant and equipment and $3 of goodwill acquired in its milling products segment to intangible assets.

9. Other Intangible Assets

        Bunge's other intangible assets consist of trademarks/brands, licenses, software technology and unamortized prior service costs relating to Bunge's employee defined benefit plans (see Note 19). The aggregate amortization expense for other intangible assets was $4 million and $2 million for the year ended December 31, 2004 and 2003, respectively. The annual estimated amortization and depletion expense for 2005 to 2009 is approximately $4 million per year.

        Intangible assets consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Trademarks/brands-finite lived	$87	$33
Licenses	5	2
Other	18	8

	110	43
Less: accumulated amortization:
Trademarks/brands	(3)	(1)
Licenses	(2)	(1)
Other	(1)	—

	(6)	(2)
Trademarks/brands-indefinite lived	40	40
Unamortized prior service costs of defined benefit plans (Note 19)	12	11

Intangible assets, net of accumulated amortization	$156	$92

        In 2004, as a result of the acquisition of the Bunge Brasil minority interest, Bunge preliminarily assigned to its fertilizer segment $25 million of intangible assets attributable to product trademarks/brands (20-year weighted average useful life) and $5 million related to licenses (38-year weighted average useful life). Bunge also assigned to its edible oil products and milling products segments $4 million and $4 million, respectively, of intangible assets attributable to trademarks/brands (20-year weighted useful life) relating to this acquisition (see Note 2). In connection with the J. Macêdo asset exchange transaction, Bunge assigned to its milling products segment $15 million of intangible assets attributable to product trademarks/brands with a 20-year weighted average useful life.

        In 2003, as a result of the Cereol acquisition, Bunge assigned to its edible oil products segment $53 million of intangible assets attributable to product trademarks/brands in Eastern Europe. Of this amount, approximately $34 million of these trademarks/brands have an average finite life of 30 years and the remainder of $19 million have an indefinite life, which is not subject to amortization. In addition, as a result of certain other 2003 acquisitions Bunge recognized finite lived assets of $3 million and indefinite lived intangible assets of $15 million.

10. Long-Lived Asset Impairment and Restructuring Charges

        Impairment—In 2004, Bunge recorded pretax non-cash impairment charges of $17 million relating to write-downs of its refining and bottling facilities in the agribusiness segment in Western Europe attributable to planned closing of these facilities in response to changed market conditions and competition in Western Europe and to the write-downs of refining and packaging facilities in the edible oil products segment in North and South America. These impairment charges were a result of planned closings of older less efficient plants with planned replacement of new more efficient refining facilities in South America. The carrying value of these assets was written down to their estimated fair value.

        In 2003, Bunge recorded a pretax non-cash impairment charge of $40 million relating to its fixed assets at its European oilseed processing facilities. These facilities were older, less efficient crushing facilities, and these operations were dependent on soybeans imported from North and South America for production. The European operations experienced operating losses during 2003. During the fourth quarter of 2003, Bunge updated its operating forecast, which included the effects of certain events occurring in the fourth quarter, such as the shortfall in the North American soy crop, increased export tariffs for Brazilian soy exports, and increased freight rates. Furthermore, Bunge determined that maintenance capital expenditures for the facilities would be substantially higher than previously forecasted. As a result of these factors, Bunge tested the assets for impairment based upon an undiscounted cash flow model and determined that these cash flows would not recover the carrying value of the assets. The impairment was measured based upon the amount by which the carrying value exceeded the discounted cash flows.

        In 2002, Bunge recorded pre tax non-cash impairment charge of $5 million relating to its North American edible oil bottling facilities. The impairment charge was attributable to a planned disposal of a facility in the edible oil products segment. The carrying value of these assets was written down to their estimated fair value at December 31, 2002.

        Bunge has recorded these impairment charges in cost of goods sold in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002.

        Restructuring—In connection with the 2004 impairment charges in its agribusiness segment, Bunge recorded $7 million of restructuring charges related to employee termination benefit obligations for 62 plant and administrative employees in the oilseed processing operations as part of its restructuring plan. These restructuring charges were included in cost of goods sold for the year ended December 31, 2004 and in other current liabilities on the consolidated balance sheet at December 31, 2004. The restructuring plan is designed to streamline Bunge's costs and simplify its oilseed processing operations in Western Europe. Bunge's restructuring plan is expected to be finalized in 2005. Payments related to employee termination obligations are expected to be paid in 2005. The plan is expected to be funded by cash flows from operations. No significant unresolved issues exist related to the restructuring plan.

11. Investments in Affiliates

        Bunge has investments in affiliates that are accounted for on the equity method of accounting. The most significant of these affiliates are the following companies:

        The Solae Company—Bunge owns 28% of The Solae Company (Solae), a soy ingredients joint venture with E.I. duPont de Nemours and Company (DuPont). In 2003, Bunge formed an alliance with DuPont to expand its agribusiness and soy ingredients businesses. In connection with the formation of Solae, DuPont contributed its Protein Technologies food ingredients business and Bunge contributed its North American and European ingredients operations. In exchange, Bunge received a 28% interest in Solae based on the fair value of its contribution. The carrying value of net assets contributed also equaled the fair value of $520 million. Bunge did not recognize any gain or loss on this transaction. In addition, in 2003, Bunge sold its Brazilian soy ingredients operations to Solae for $251 million in cash, net of expenses of $5 million. Consequently, Bunge recognized a non-taxable gain on sale of $111 million in the second quarter of 2003 that was included in net income. Bunge did not recognize any additional ownership percentage in Solae as a result of this sale. Bunge has recorded a long-term investment in Solae in its consolidated balance sheets, which includes a deferred gain of $43 million, representing Bunge's 28% interest in Solae, as a reduction in the carrying value of the investment in Solae. The deferred gain will only be recognized upon the sale or partial sale of the investment in Solae. During 2004, Bunge received capital returns of $17 million from Solae.

        In May 2003, Solae was organized as a U.S. limited liability company that has elected to be taxed as a partnership. As a result, the parent companies, Bunge and DuPont are responsible for U.S. income taxes applicable to their share of Solae's U.S. taxable income. Therefore, net income for Solae does not reflect any provision for income taxes that would be incurred by its parents.

        Saipol S.A.S.—Bunge has a 33.34% ownership interest in this joint venture which is engaged in oilseed processing and production of branded bottled vegetable oils in France.

        Terminal 6 S.A. and Terminal 6 Industrial S.A.—Bunge has a 40% and 50% ownership interest, respectively, in these joint ventures, which operate a port facility and oilseed processing facility in Argentina. In 2004, Bunge invested $16 million in Terminal 6 Industrial to build a new oilseed processing facility.

        AGRI-Bunge, LLC—Bunge has a 50% voting interest and a 34% interest in the equity and earnings of this joint venture, which originates grain and operates Mississippi river terminals in the U.S.

        Fosbrasil S.A.—Bunge has a 44.25% ownership interest in this joint venture, which operates a phosphoric acid production facility in Brazil.

        EWICO S.p.o.o.—Bunge has a 50% ownership interest in this joint venture, which manufactures edible oils in Poland. This joint venture was created in 2004 and Bunge invested $8 million.

        Harinera La Espiga, S.A. de C.V.—Bunge has a 31.5% ownership interest in this joint venture which has wheat milling and bakery dry mix operations in Mexico.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Summarized unaudited combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2004 and 2003 follows:

(US$ in millions)	2004	2003
Amounts recorded by Bunge:
Investments(1)	$564	$537
Equity income	12	16
Combined results of operations:
Revenues	$2,600	$2,070
Income before income tax and minority interest	42	60
Net income	39	58
Combined financial position:
Current assets	$934	$767
Non-current assets	2,177	2,050

Total assets	$3,111	$2,817

Current liabilities	$582	$472
Non-current liabilities	682	569
Stockholders' equity	1,847	1,776

Total liabilities and stockholders' equity	$3,111	$2,817

(1)
At December 31, 2004 and 2003, Bunge's investment exceeded its underlying equity in the net assets of Solae by $12 million and $16 million, respectively. Straight-line amortization of this excess against equity income amounted to $4 million and $3 million in 2004 and 2003, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which are being amortized over five years.

12. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Accrued liabilities	$729	$608
Unrealized loss on derivative contracts	242	336
Advances on sales	158	146
Other	156	110

Total	$1,285	$1,200

13. Asset Retirement Obligations

        Effective January 1, 2002, Bunge adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). As a result of the adoption, Bunge recorded a $9 million charge, net of tax of $5 million, as a cumulative effect of a change in accounting principle relating to its mining assets assigned to the fertilizer segment and certain of its edible oil refining facilities assigned to the edible oil segment. Asset retirement obligations in Bunge's fertilizer segment relate to restoration of land used in its mining operations and asset retirement obligations in its edible oil products segment relate to the removal of certain storage tanks associated with its edible oil refining facilities.

        The carrying amount of the asset retirement obligation was $30 million and $25 million at December 31, 2004 and 2003, respectively. The change related to $2 million of accretion and $3 million of currency translation adjustment.

14. Income Taxes

        Bunge has elected to use the U.S. income tax rates to reconcile the actual provision for income taxes with the income tax provision computed by applying the U.S. statutory rates.

        The components of pretax income (loss) before minority interest and discontinued operations are as follows:

	Year Ended December 31,
(US$ in millions)
	2004	2003	2002
United States	$(44)	$(23)	$45
Non-United States	948	746	436

Total	$904	$723	$481

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)
	2004	2003	2002
Current:
United States	$(6)	$(7)	$13
Non-United States	(339)	(211)	(121)

	(345)	(218)	(108)

Deferred:
United States	23	20	1
Non-United States	33	(3)	3

	56	17	4

Total	$(289)	$(201)	$(104)

        Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	Year Ended December 31,
(US$ in millions)
	2004	2003	2002
Income from continuing operations before income tax and minority interests	$904	$723	$481
Income tax rate	35%	35%	35%

Income tax expense at the statutory rate	(316)	(253)	(168)
Adjustments to derive effective rate:
Other:
Recognition of tax loss benefits on merger of foreign subsidiaries	60	—	—
Change in valuation allowance	(60)	16	(33)
Effect of tax free gain on sale of soy ingredients business	—	39	—
Adjustment resulting from the finalization of prior years' tax returns	—	3	20
Foreign exchange (expense) benefit	(22)	(40)	86
Earnings of subsidiaries taxed at different statutory rates	31	45	(16)
Benefits from U.S. export incentive	17	16	9
Basis difference in determining foreign taxable income	(17)	(23)	—
Foreign tax benefits	17	14	—
Other	1	(18)	(2)

Income tax expense	$(289)	$(201)	$(104)

        In 2003, the sale of Bunge's Brazilian soy ingredients business to Solae for a gain of $111 million did not result in taxable income and therefore no income tax was provisioned. However, Bunge recorded a net tax expense of $23 million relating to new tax laws in South America.

        Bunge has obtained tax benefits under U.S. tax laws providing tax incentives on export sales from the use of a U.S. Foreign Sales Corporation (FSC) through 2001. Beginning in 2002, due to the repeal of the FSC-related legislation, Bunge was required to use the tax provisions of the Extraterritorial Income Act (ETI) legislation, which were substantially similar to the FSC-related legislation. The U.S. Congress has recently passed and the President has signed the American Jobs Creation Act of 2004 that ultimately repeals the ETI benefit. Under the new legislation, the ETI will be phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005, 60% of the otherwise available ETI benefit retained for 2006 and the ETI benefit phased out completely in 2007. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of Bunge's U.S. operations qualify as "manufacturing," Bunge expects that this new tax legislation will be less beneficial to it than the prior one primarily due to Bunge's U.S. tax position.

        In 2003, a new tax law was enacted in South America affecting exporters of certain products, including grains and oilseeds. The tax law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The tax effect of this new tax law was reflected in income tax expense in the consolidated statements of income for the years ended December 31, 2004 and 2003.

        Certain Bunge subsidiaries had undistributed earnings amounting to approximately $541 million and $519 million at December 31, 2004 and 2003. These are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings. Deferred taxes are provided for subsidiaries having undistributed earnings not considered to be permanently invested. The primary components of the deferred tax assets and liabilities and the related valuation allowance are as follows:

	December 31,
(US$ in millions)
	2004	2003
Deferred income tax assets:
Net operating loss carry-forwards	$482	$386
Excess of tax basis over financial statement basis of property, plant and equipment	55	65
Accrued retirement costs (pension and postretirement cost) and other accrued employee compensation	59	43
Other accruals and reserves not currently deductible for tax purposes	194	161
Tax credit carry-forwards	15	12
Other	51	63

Total deferred tax assets	856	730
Less valuation allowance	(177)	(107)

Net deferred tax assets	679	623

Deferred tax liabilities:
Excess of financial statement basis over tax basis of property, plant and equipment	366	344
Undistributed earnings of affiliates	129	125
Other	86	76

Total deferred tax liabilities	581	545

Net deferred tax assets	$98	$78

        At December 31, 2004, Bunge's gross tax loss carry-forwards totaled $1,510 million, of which $272 million have no expiration. However, applicable income tax regulations limit some of these tax losses available for offset of future taxable income to 30% of annual pretax income. The remaining tax loss carry-forwards expire at various periods beginning in 2005 through the year 2024.

        Bunge continually reviews the adequacy of its valuation allowance and recognizes tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The majority of the valuation allowances relate to net operating loss carry-forwards in certain of its non-U.S. subsidiaries where there is an uncertainty regarding their realization and will more likely than not expire unused. In 2004, Bunge merged several European subsidiaries, which generated statutory tax losses and the recognition of $60 million of net operating loss carry-forwards. Bunge increased its valuation allowance by $60 million as it is more likely than not that the assets will not be realized. In

2003, Bunge decreased its valuation allowance by $16 million, which resulted from the utilization of net operating loss carry-forwards by its Brazilian and Argentine subsidiaries. Bunge was able to recognize these net operating carry-forwards because of increased statutory taxable income of these subsidiaries caused by effects of the real and peso appreciation and a change in South American tax law.

        In 2004, 2003 and 2002, Bunge paid income taxes, net of refunds, of $210 million, $112 million and $14 million, respectively. In addition, in 2004 Bunge offset income taxes payable of $95 million against recoverable taxes receivable in certain South American jurisdictions in accordance with the applicable local tax laws.

15. Financial Instruments

        Bunge uses various financial instruments in its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short-term and long-term debt to fund operating requirements and derivative financial instruments to manage its foreign exchange and commodity price risk exposures. The counter-parties to these debt financial instruments are primarily major financial institutions and Banco Nacional de Desenvolvimento Econômico e Social ("BNDES") of the Brazilian government, or in the case of commodity futures and options, a commodity exchange. Cash and cash equivalents, trade accounts receivable and accounts payables, marketable securities, short-term debt and all derivative instruments are carried at fair value. The fair values of all of Bunge's derivative instruments are based on quoted market prices and rates and are reflected as marked-to-market adjustments to the carrying value in the consolidated financial statements.

        Fair Value of Financial Instruments—The carrying amounts and fair values of financial instruments were as follows:

	December 31,
	2004		2003
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$14	$14	$13	$13
Long-term debt, including current portion	2,740	2,895	2,505	2,746

        Cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt—The carrying value approximates the fair value because of the short-term maturity of these instruments. All investment instruments with a maturity of three months or less are considered cash equivalents.

        Marketable securities—The fair value was determined based on quoted market prices.

        Long-term debt—The fair value of long-term debt was calculated based on interest rates currently available to Bunge for similar borrowings.

        Derivative instruments—In September 2004, Bunge entered into treasury rate lock agreements with an aggregate notional amount of $500 million at a 10-year treasury yield of 4.15% with a settlement date of March 2005. The treasury rate lock agreements were not designated as hedging instruments. In the fourth quarter of 2004, Bunge terminated these treasury rate lock agreements. Bunge recorded a gain in other income (expense)-net in the consolidated statements of income of approximately

$10 million relating to the cash settlement received on these derivative agreements for the year ended December 31, 2004.

        In June 2004, Bunge entered into various interest rate swap agreements to manage its interest rate exposure on a portion of its fixed rate debt. These swap agreements had an aggregate notional amount of $1 billion at weighted average fixed rates receivable of 4.375% and 5.35% and weighted average variable rates payable of 2.23% and 2.17%, with maturity dates of 2008 and 2014. These interest rate swap agreements were accounted for as fair value hedges. In September 2004, Bunge terminated the June 2004 swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the June 2004 swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense for the year ended December 31, 2004 in the consolidated statement of income and the $52 million gain was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. The $52 million gain will be amortized to earnings over the remaining term of the debt, which ranges from four to nine years.

        Concurrent with the September 2004 termination of the June 2004 swap agreements, Bunge entered into various new interest rate swap agreements to manage its interest rate exposure on a portion of its fixed rate debt. Bunge has accounted for these new swap agreements as fair value hedges.

        The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. As of December 31, 2004, Bunge recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration. Bunge recorded $6 million of accrued interest as a reduction of interest expense in the consolidated statement of income for the year ended December 31, 2004.

        The following table summarizes Bunge's outstanding interest rate swap agreements as of December 31, 2004.

	Maturity			Fair Value
(US$ in millions)
	2008	2014	Total	December 31, 2004
Receive fixed/pay variable notional amount	$500	$500	$1,000	$(12)
Weighted average variable rate payable(1)	3.28%	3.15%
Weighted average fixed rate receivable	4.375%	5.35%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

        In connection with obtaining debt financing in 2002, Bunge entered into treasury rate lock contracts to hedge interest rate variability risk associated with changes in U.S. Treasury rates. Bunge accounted for these derivative contracts in other comprehensive income (loss) as cash flow hedges of forecasted issuances of debt. These hedges were terminated upon issuance of the related debt. The

$17 million remaining in accumulated other comprehensive income (loss) is commensurate with the actual debt issued and is being amortized over 10 years. In 2004 and 2003, Bunge reclassified approximately $2 million in both years from other comprehensive income (loss) to interest expense in the consolidated statements of income, relating to these derivative contracts. Bunge expects to reclassify approximately $2 million to interest expense in 2005.

16. Short-Term Debt and Credit Facilities

        Short-term borrowings consist of the following:

	December 31,
(US$ in millions)
	2004	2003
Commercial paper with an average interest rate of 2.37% at December 31, 2004	$401	$426
Lines of credit:
Unsecured variable interest rates from 1.39% to 10.5%	140	460
Other	—	3

Total short-term debt	$541	$889

        Bunge's short-term borrowings, predominantly held with commercial banks, are primarily used to fund readily marketable inventories and other working capital requirements. The weighted average interest rate on short-term borrowings at December 31, 2004 and 2003 was 4.2% and 2.36%, respectively.

        In connection with the financing of readily marketable inventories, Bunge recorded interest expense on debt financing readily marketable inventories of $46 million, $34 million and $31 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        At December 31, 2004, Bunge had a $600 million commercial paper program facility to fund working capital requirements. At December 31, 2004, Bunge had approximately $199 million of unused and available borrowing capacity under its commercial paper program facility and other committed short-term lines of credit with a number of lending institutions.

17.    Long-Term Debt

            Long-term obligations are summarized below:

	December 31,
(US$ in millions)
	2004	2003
Payable in U.S. Dollars:
Senior notes, fixed interest rates of 4.38% to 7.80%, maturing 2007 through 2014	$2,023	$1,486
Convertible notes, fixed interest rate of 3.75%, maturing 2022	250	250
Senior notes, fixed interest rates from 7.23% to 7.94%, maturing through 2021	129	136
Trust certificates, fixed interest rates of 8.61%, payable 2005	18	18
Note collateralized by future export commodity contracts, fixed interest rate of 8.09%, payable through 2006	34	54
Other notes payable, fixed interest rates from 3.47% to 5.87%, payable through 2009	93	76
Long-term debt, variable interest rates indexed to LIBOR(1) plus 1.38% to 4.02%, payable through 2014	36	302
Other	3	7
Payable in Brazilian Reais:
BNDES(2) loans, variable interest rate indexed to IGPM(3) plus 6.5% to 7.9%, payable through 2008	134	152
Other	20	24

	2,740	2,505
Less: Installments due within one year	(140)	(128)

Total long-term debt	$2,600	$2,377

  (1)
  LIBOR as of December 31, 2004 and 2003 was 1.54% and 1.16%, respectively.

  (2)
  BNDES loans are Brazilian government industrial development loans.

  (3)
  IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2004 and 2003 was 12.42% and 8.71%, respectively.

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

        At December 31, 2004, Bunge had approximately $1,297 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $633 million at December 31, 2004 have been mortgaged or otherwise collateralized against long-term debt of $178 million at December 31, 2004.

        Principal maturities of long-term debt at December 31, 2004 are as follows:

(US$ in millions)
2005	$140
2006	173
2007	152
2008	525
2009	70
Later years	1,680

Total	$2,740

        Bunge's indentures, credit facilities other long-term debt agreements and commercial paper program contain various restrictive covenants which require the satisfaction of certain financial covenants related to minimum net worth and working capital and a maximum long-term debt to net worth ratio. Bunge was in compliance with these covenants at December 31, 2004.

        In 2004, 2003 and 2002, Bunge paid interest, net of interest capitalized, of $162 million, $152 million and $134 million, respectively.

18. Accounts Receivable Securitization

        During 2002, Bunge established, through its wholly-owned U.S. operating subsidiary, a receivables securitization facility. In addition, through the acquisition of Cereol, Bunge assumed an additional receivables securitization facility. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $150 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. One of the facilities expires in 2005, with an option to renew and the other facility expires in 2007. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

        During 2004 and 2003, the outstanding undivided interests averaged $115 million and $125 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $2 million and $3 million in related expenses for the years ended December 31, 2004 and 2003, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statements of income.

        In addition, Bunge retains interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, Bunge's retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge's consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. At December 31, 2004, there were no undivided interests in the pooled receivables outstanding. Accounts receivable at December 31, 2003 were net of $125 million representing the outstanding undivided interests in pooled accounts receivable.

19. Employee Benefit Plans

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

        Postretirement Healthcare Benefit Plans—Certain U.S. based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans.

        Plan Amendments—In 2004, certain non-qualified key executive plans were created and the related past service costs reflected in the benefit obligations as of December 31, 2004. In addition, effective January 1, 2004, the qualified defined benefit pension plans for all non-union U.S. employees were merged into one plan and that plan was amended to include certain hourly employees, to introduce unreduced early retirement benefits at age 62 and to redefine salary to include a portion of variable compensation. In addition, certain postretirement healthcare benefits plans were amended, which reduced Bunge's liability related to future retirees. These pension and postretirement healthcare benefit plan amendments were reflected in the benefit obligations as of December 31, 2003.

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

        The following table sets forth in aggregate a reconciliation of the changes in the defined benefit pension and the postretirement healthcare benefit plans benefit obligations, assets and funded status at December 31, 2004 and 2003 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. The projected benefit obligation related principally to U.S.

plans and therefore Bunge has aggregated U.S. and foreign plans for the following disclosures. A measurement date of September 30, 2004 was used for all plans.

	Pension Benefits December 31,		Postretirement Healthcare Benefits December 31,
(US$ in millions)
	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligation as of beginning of year	$318	$269	$27	$42
Service cost	10	8	—	1
Interest cost	19	16	1	2
Actuarial losses, net	9	40	—	3
Acquisition and purchase accounting adjustments	—	(9)	—	(3)
Plan amendments	3	9	—	—
Curtailment/settlement (gains)	(1)	(10)	—	(16)
Benefits paid	(20)	(12)	(2)	(2)
Impact of foreign exchange rates	4	7	—	—

Benefit obligation as of end of year	$342	$318	$26	$27

Change in plan assets:
Fair value of plan assets as of beginning of year	$205	$183	$—	$—
Actual return on plan assets	21	27	—	—
Employer contributions	19	6	2	2
Benefits paid	(20)	(12)	(2)	(2)
Impact of foreign exchange rates	2	1	—	—

Fair value of plan assets as of end of year	$227	$205	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(115)	$(113)	$(26)	$(26)
Contribution adjustment	4	2	—	—
Unrecognized prior service cost	14	12	—	—
Unrecognized net actuarial losses	65	63	1	1
Unrecognized net transition asset	(1)	(2)	—	—

Net liability recognized in the balance sheet	$(33)	$(38)	$(25)	$(25)

Amounts recognized in the balance sheet consist of:
Prepaid benefit costs	$8	$10	$—	$—
Accrued benefit cost	(89)	(92)	(25)	(25)
Intangible asset	12	11	—	—
Accumulated other comprehensive income	36	33	—	—

Net liability recognized	$(33)	$(38)	$(25)	$(25)

        Bunge has aggregated certain pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2004, the $342 million projected benefit obligation includes plans with projected benefit obligations of $328 million, which was in excess of the fair value of related plan assets of $209 million. At December 31, 2003, the $318 million projected benefit obligation includes plans with projected benefit obligations of $304 million, which were in excess of the fair value of related plan assets of $188 million.

        The accumulated benefit obligation for the defined benefit pension plans was $309 million and $291 million at December 31, 2004 and 2003, respectively.

        The following table summarizes information relating to aggregated pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31,
(US$ in millions)
	2004	2003
Projected benefit obligation	$328	$304
Accumulated benefit obligation	294	277
Fair value of plan assets	209	188

        The components of net periodic costs are as follows:

				Postretirement Healthcare Benefits Year Ended December 31,
	Pension Benefits Year Ended December 31,
(US$ in millions)
	2004	2003	2002	2004	2003	2002
Service cost	$10	$8	$5	$—	$1	$1
Interest cost	19	16	11	2	2	2
Expected return on plan assets	(17)	(16)	(11)	—	—	—
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Recognized net loss	3	1	—	—	—	—
Amortization of transition obligation	(1)	(1)	(1)	—	—	—

Net periodic benefit costs	$15	$9	$5	$2	$3	$3

        Bunge has recorded a minimum pension liability for the actuarial present value of accumulated benefits that exceeded plan assets and the accrued pension liabilities that were exceeded by the unfunded accumulated benefit obligation. The accrued additional minimum pension liability at December 31, 2004 and 2003 was $48 million and $44 million, respectively. At December 31, 2004 and 2003, Bunge also recognized an intangible asset of $12 million and $11 million, respectively, related to unamortized prior service costs for which a minimum pension liability was recorded. At December 31, 2004 and 2003, Bunge recorded $36 million and $33 million, respectively, of the excess of the additional minimum pension liability over the amount recognized as an intangible asset in other accumulated comprehensive income (loss). Bunge recorded an increase in additional minimum pension liability of $3 million and $17 million for the years ended December 31, 2004 and 2003, respectively, which is included in other comprehensive income (loss).

        The weighted average assumptions used in determining the actuarial present value of the projected benefit obligations under the defined benefit plans are as follows:

	December 31,
	2004	2003
Discount rate	5.7%	6.0%
Increase in future compensation levels	3.3%	3.4%

        The weighted average assumptions used in determining the net periodic benefit cost under the defined benefit plans are as follows:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.0%	6.8%	7.5%
Increase in future compensation levels	3.4%	4.5%	5.0%
Expected long-term rate of return on assets	8.0%	8.4%	9.0%

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

        At December 31, 2004, for measurement purposes, a 6% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005 and forward. At December 31, 2003, for measurement purposes, an 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004, decreasing to 6% for 2005, remaining at that level thereafter.

        A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2004:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$2	$2

        The pension plans' weighted-average asset allocations as of the measurement date for 2004 and 2003, by category are as follows:

	Plan Assets
Asset Category
	2004	2003
Equities	61%	58%
Fixed income securities	34%	41%
Cash	5%	1%

Total	100%	100%

        The objectives of the plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge retains investment managers who select investment fund managers to implement the investment strategy, such that the investments approximate the target asset allocation. Bunge's policy is not to invest plan assets in Bunge Limited shares.

        Bunge expects to contribute $17 million to its defined benefit pension plans and $2 million to its postretirement healthcare benefit plans in 2005.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid:

(US$ in millions)	Pension Benefits	Postretirement Healthcare Benefits
2005	$15	$2
2006	15	2
2007	15	2
2008	16	2
2009	18	2
2010-2014	108	11

        Employee Defined Contribution—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $9 million, $7 million and $4 million in 2004, 2003 and 2002, respectively.

        Multi-Employer Plan—In addition, certain salaried employees of Bunge's Brazilian fertilizer operations participate in a multi-employer defined benefit pension plan, Fundacao Petrobras de Securidade Social (Petros), to which Bunge makes contributions. Contributions to this plan were $1 million, $1 million and $1 million in 2004, 2003 and 2002, respectively.

20. Related Party Transactions

        Mutual Investment Limited— In July 2004, Bunge purchased a wheat mill in Brazil from Mutual Investment Limited, its former shareholder, for approximately $2 million. No goodwill was recognized on this transaction by Bunge. In June 2003, Bunge received $55 million from Mutual Investment Limited, as final payment of a long-term note receivable, relating to a capital contribution made in

2000. This $55 million note receivable was included in Bunge's shareholders' equity at December 31, 2002. Bunge recorded interest income of $1 million and $3 million in 2003 and 2002, respectively, pertaining to the related party receivable. In December 2003, Bunge sold an inactive Netherlands subsidiary to Mutual Investment Limited for $64 thousand in connection with a reorganization of certain Mutual Investment Limited's investments. In addition, Bunge has entered into an administrative services agreement with Mutual Investment Limited under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting, human resources administration, insurance, employee benefits plans administration, corporate communication and management information system services. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on its direct and indirect costs of providing the services. In 2004 and 2003, Mutual Investment Limited paid Bunge $623 thousand and $661 thousand, respectively, under this agreement.

        Notes receivable—In connection with the 2003 sale of Lesieur, a French producer of branded bottled vegetable oil, to Saipol, Bunge's oilseed processing joint venture with Sofiproteol (the financial arm of the French oilseed farmer's association), Bunge holds a note receivable from Saipol having a carrying value of $39 million at December 31, 2004. The note receivable matures in July 2009 with interest payable annually at a variable rate of 5.55%. Bunge has recognized in its consolidated statements of income interest income of approximately $2 million and $1 million for the years ended December 31, 2004 and 2003, respectively. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method (see Note 11).

        In addition, in 2004, Bunge entered into financing agreements with EWICO, its 50% owned joint venture in Poland, to finance EWICO's working capital and acquisition requirements. The EWICO notes receivable mature no earlier than June 30, 2005, at Bunge's option, with interest payable annually at variable rates of one or six-month Warsaw Interbank Borrowing Rate (WIBOR) plus 2.5%. The carrying value of the EWICO notes receivable, totaled approximately $14 million at December 31, 2004 and are included in other non-current assets in the consolidated balance sheet. Bunge also recognized interest income in the amount of $3 million in other interest income in the consolidated statement of income for the year ended December 31, 2004.

        Other—Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A. (Seara), a subsidiary of Mutual Investment Limited engaged in the business of meat and poultry production. These sales were $10 million, $6 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively. In the third quarter of 2004, Mutual Investment Limited signed an agreement to sell its interest in Seara to a third party. This sale closed in the first quarter of 2005.

        In addition, Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $457 million and $62 million for the years ended December 31, 2004 and 2003, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $92 million and $62 million for the years ended December 31, 2004 and 2003, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

21. Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2004 and 2003 are the following accrued liabilities:

	December 31,
(US$ in millions)
	2004	2003
Tax claims	$153	$112
Labor claims	112	79
Civil and other	78	67

Total	$343	$258

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

        In July 2004, the arbitration tribunal determined the purchase price to be approximately $108 million. Bunge filed a recourse for annulment of the arbitral award issued in July 2004 with the Federal Court of Lausanne, Switzerland. In January 2005, the recourse for annulment of the arbitral award was denied by the federal court. Proceedings for enforcement of the arbitral award are currently pending in the Court of Appeal of the Hague in The Netherlands. Bunge is entitled to be indemnified by Edison S.p.A, from whom it purchased Cereol, for any portion of the final purchase price that exceeds $39 million. As of December 31, 2004, Bunge has recorded an obligation of $81 million to Cereol's former joint venture partner and a receivable in the amount of $74 million from Edison relating to its indemnity. Edison has informed Bunge that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied. Bunge has assessed the collectibility of this receivable under the terms of its agreement with Edison and believes this amount is fully collectible under the agreement.

        Settlement of Ducros Arbitration—In April 2003, Cereol and Cereol Holding France entered into a settlement agreement with McCormick & Company, Incorporated, McCormick France SAS and

Ducros S.A. relating to a claim for €155 million brought by McCormick over the purchase price of Ducros, which was sold to McCormick in August 2000. Under the settlement agreement, Bunge paid McCormick $57 million, which was included in the opening balance sheet of the acquired Cereol business. In connection with the settlement, Bunge paid an additional purchase price to Edison S.p.A. and Cereol's former public shareholders of approximately $42 million in the aggregate.

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

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2004:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$69
Unconsolidated affiliates financing(2)	22
Customer financing(3)	166

Total	$257

  (1)
  Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at December 31, 2004. The operating leases expire through 2007. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

  (2)
  Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

  (3)
  Bunge issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2004, $64 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at December 31, 2004.

        In addition, Bunge has issued parent level guarantees for the repayment of certain of senior notes and senior credit facilities, which were issued or entered into by its wholly owned subsidiaries, with a carrying amount of $2,278 million at December 31, 2004. All outstanding debt related to these guarantees is included in the consolidated balance sheets at December 31, 2004 (see Note 17). There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other Bunge subsidiary to transfer funds to Bunge.

        Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $327 million as of December 31, 2004, of which $6 million was outstanding as of such date.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the time on these ocean freight vessels when excess freight capacity is available. These agreements typically range from two months to six years, in the case of ocean freight vessels, depending on market conditions, and 10 to 23 years in the case of railroad services. Future minimum payments due under these agreements are $547 million, $348 million, $256 million, $266 million, $284 million, for the years 2005 to 2009, respectively, and $4,182 million thereafter. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned on the sales of excess capacity. The cost of Bunge's freight supply agreements is passed through to its customers in the ordinary course of business and, as a result, such cost is expected to be fully recovered.

22. Redeemable Preferred Stock

        In 2000, Bunge First Capital Limited (First Capital), a consolidated subsidiary of Bunge, issued 170,000 $.01 par value shares of cumulative variable rate redeemable preferred shares to private investors for $170 million. First Capital used the net proceeds of $163 million to make loans to subsidiaries of Bunge for their working capital requirements. The results of First Capital are included in Bunge's consolidated financial statements and all intercompany transactions are eliminated. The holders of the preferred shares were entitled to receive cumulative variable rate cash dividends paid quarterly. The amount of the dividend was calculated based on alternative benchmark financing rates, certain actual expenses and a return. If more than one quarterly dividend went unpaid, and on the occurrence of certain other events, the preferred shareholders were entitled to require First Capital to arrange for the sale of the preferred stock to third parties on behalf of the preferred shareholders based on the issue price plus accrued and unpaid dividends, or take certain other actions to protect the interests of the preferred shareholders.

        First Capital is a separate legal entity from Bunge and has separate assets and liabilities. First Capital retained the right to redeem the preferred stock, in whole or in part, for the issue price plus accrued and unpaid dividends. In November 2004, First Capital exercised its right and redeemed the 170,000 redeemable preferred shares for $170 million plus accrued and unpaid preferred dividends through October 31, 2004 of approximately $1 million. The redemption was financed by the prepayment of an outstanding term loan due First Capital from one of Bunge's subsidiaries. First Capital has been released of any future obligations related to these redeemable preferred shares. The carrying value and subsequent redemption of these preferred shares was reflected in minority interest in the consolidated balance sheets at December 31, 2004 and 2003.

23. Shareholders' Equity

        In June 2004, Bunge completed a public offering of 9,775,000 of its common shares for net proceeds of $331 million, after underwriting discounts, commissions and expenses. Bunge used the net proceeds of the offering to acquire the additional 17% of the total outstanding shares of Bunge Brasil, its publicly traded Brazilian subsidiary that it did not already own, for $314 million in cash (see Note 2).

        In March 2002, Bunge sold 16,093,633 common shares in a public offering. Proceeds from this offering less underwriting discounts, commissions and expenses, were $292 million. The net proceeds were used to buy back shares held by minority shareholders in connection with Bunge's corporate restructuring of its Brazilian subsidiaries with the remainder used to reduce indebtedness under Bunge's commercial paper program.

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability	Deferred Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2002	$(695)	$5	$—	$—	$—	$(690)
Other comprehensive (loss)	(403)	—	(21)	(11)	(1)	(436)

Balance, December 31, 2002	(1,098)	5	(21)	(11)	(1)	(1,126)
Other comprehensive income (loss)	489	(12)	2	(10)	1	470

Balance, December 31, 2003	(609)	(7)	(19)	(21)	—	(656)
Other comprehensive income (loss)	217	12	2	(2)	—	229

Balance, December 31, 2004	$(392)	$5	$(17)	$(23)	$—	$(427)

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

24. Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effect of the convertible notes on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes are assumed to be converted and the interest expense, net of tax related to the convertible notes is added back to earnings.

        The computation of diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 include the weighted average common shares that would be issuable upon conversion of Bunge's 3.75% convertible notes due 2022, having a $250 million aggregate principal amount. The convertible notes are convertible into Bunge's common shares at the option of a holder, among other circumstances, during any calendar quarter in which the closing price of Bunge's common shares for at least 20 trading days of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402 or approximately $38.57 per share. The initial conversion rate is 31.1137 common shares of Bunge Limited for each $1,000 principal amount of notes converted.

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(US$ in millions, except for share data)
	2004	2003	2002
Income from continuing operations—basic	$469	$418	$275
Interest on convertible notes, net of tax	5	5	1

Interest from continuing operations—diluted	$474	$423	$276

Weighted average number of common shares outstanding:
Basic	106,015,869	99,745,825	95,895,338
Effect of dilutive shares:
—stock options and awards	1,879,762	1,129,777	753,791
—convertible notes	7,778,425	7,778,425	745,876

Diluted	115,674,056	108,654,027	97,395,005

Income from continuing operations per share:
Basic	$4.42	$4.19	$2.87
Diluted	$4.10	$3.89	$2.83

25.    Stock-Based Compensation

        Equity Incentive Plan—In 2001, Bunge established its Equity Incentive Plan, which is a shareholder approved plan. Under the plan, the compensation committee of the board of directors may award equity-based compensation to officers, employees, consultants and independent contractors. Awards under the plan may be in the form of stock options (statutory or non-statutory), restricted stock units (performance-based or time-vested) or other awards.

        Stock Option Awards—Generally, stock options to purchase Bunge Limited common shares are non-statutory and granted at not less than fair market value on the date of grant, as determined under the Equity Incentive Plan. Options generally vest on a pro-rata basis over a three-year period on the anniversary date of the grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge.

        Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted to a limited number of key employees. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. The vesting of the performance-based restricted stock units is dependent on Bunge obtaining certain targeted cumulative earnings per share (EPS) or segment operating profit (for awards granted to employees of operating companies) during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of Bunge's compensation committee. Vesting may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS or the segment operating profit is less than the minimum target. The award is capped at 150% of the grant for cumulative EPS performance in excess of the maximum target for the 2002 and 2003 grants and 200% of the grant for cumulative EPS performance or segment operating profit in excess of the maximum target for the 2004 grants. Performance-based restricted stock unit awards may be paid out, at the participant's election, subject to the discretion of Bunge's compensation committee, in cash, in Bunge Limited common shares or a combination thereof, once the specified terms and conditions of the award are satisfied. At the time of pay out, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

        The time-vested restricted stock unit awards are subject to vesting periods varying from three to four years and vest on a pro-rata basis over the applicable vesting period or at the end of the applicable vesting period. Vesting may be accelerated in certain circumstances such as a change in control of Bunge. The time-vested restricted stock units are paid out in Bunge Limited common shares once the applicable vesting terms are satisfied. At the time of pay out, a participant holding a time-vested restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

        Compensation expense related to these restricted stock unit awards is based on the quoted market price of Bunge's common shares and is recorded in the consolidated statements of income based on the vesting terms. In accordance with APB No. 25, Bunge recorded compensation expense of $25 million, $9 million and $7 million for the years ended December 31, 2004, 2003 and 2002, respectively, for grants of restricted stock unit awards.

        At December 31, 2004 and 2003, there were 763,208 and 452,862, respectively, of primarily performance-based restricted stock units granted that had not yet vested. During 2004, Bunge issued approximately 74,894 shares with a weighted average fair value of $38.52 per share primarily pursuant to outstanding performance-based restricted stock unit awards that had become vested.

        Non-Employee Directors' Equity Incentive Plan—In 2001, Bunge established its Non-Employee Directors' Equity Incentive Plan (Directors' Plan). The Directors' Plan is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st following the date of grant, assuming the director continues service as a member of the board of directors of Bunge until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge.

        Available Options—Bunge has reserved 11,067,145 and 553,357 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors' Plan, respectively. At December 31, 2004, 5,322,918 and 166,357 common shares were available for grant under the Equity Incentive Plan and Directors' Plan, respectively. The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance pursuant to awards under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued common shares outstanding increases.

        A summary of Bunge's stock option activity for the Equity Incentive Plan and the Directors' Plan and related information was as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2002	2,137,372	$16.74
Granted	1,164,100	21.61
Exercised	(83,500)	16.91
Forfeited	(37,213)	15.95
Expired	—	—

Options outstanding at December 31, 2002	3,180,759	$18.53
Granted	1,123,800	25.22
Exercised	(407,653)	17.54
Forfeited	(21,666)	20.38
Expired	—	—

Options outstanding at December 31, 2003	3,875,240	$20.57
Granted	801,600	36.93
Exercised	(913,238)	19.09
Forfeited	(43,300)	26.00
Expired	—	—

Options outstanding at December 31, 2004	3,720,302	$24.40

Exercisable options:
December 31, 2002	973,378	$17.09
December 31, 2003	1,726,865	$18.28
December 31, 2004	1,950,706	$19.49

        Information regarding stock options outstanding and exercisable at December 31, 2004, was as follows:

	Range of Exercise Prices
	$15.88-$16.00	$18.88-$21.61	$21.62-$25.22	$35.46-$37.08
Options outstanding:
Number	781,812	1,179,344	966,146	793,000
Weighted average exercise price	$15.97	$20.88	$25.22	$36.93
Weighted average remaining contractual life in years	5.8	6.7	8.1	9.2
Options exercisable:
Number	781,812	852,546	316,348	—
Weighted average exercise price	$15.97	$20.60	$25.22	$ —

26.    Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows:

(US$ in millions)
2005	$92
2006	78
2007	66
2008	58
2009	51
Thereafter	111

Total	$456

        Rent expense under non-cancelable operating leases was $89 million, $62 million and $52 million for 2004, 2003 and 2002, respectively.

27.    Argentina

        In 2002, Bunge commenced recording, and continues to record, an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At December 31, 2004 and 2003, this allowance for recoverable taxes was $27 million and $25 million, respectively. In the year ended December 31, 2004, Bunge increased this allowance in the amount of $2 million as a result of increased purchases of commodity inventories in the first half of the 2004 year. In the year ended December 31, 2003, Bunge decreased this allowance in the amount of $39 million as a result of either cash recoveries by Bunge or compensation against taxes owed by Bunge to the Argentine government.

28.    Operating Segments and Geographic Areas

        During 2004, Bunge reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2003 have been reclassified to conform to the current 2004 presentation.

        With the completion of the sale of the Brazilian soy ingredients business in 2003, Bunge has four reporting segments—agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

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

        Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
2004
Net sales to external customers	$17,911	$2,581	$3,872	$804	$—	$—	$25,168
Intersegment revenues	1,433	—	50	17	—	(1,500)	—
Gross profit(1)	936	601	257	92	—	—	1,886
Foreign exchange gain (loss)	(17)	(32)	5	—	—	13	(31)
Interest income	21	50	6	3	—	23	103
Interest expense	(111)	(50)	(32)	(8)	—	(13)	(214)
Segment operating profit	358	372	79	41	—	—	850
Depreciation, depletion and amortization expense	(89)	(70)	(41)	(12)	—	—	(212)
Investments in affiliates	17	8	64	20	—	455	564
Total assets	5,690	2,428	1,512	328	—	949	10,907
Capital expenditures	$211	$158	$59	$9	$—	$—	$437
2003
Net sales to external customers	$16,224	$1,954	$3,184	$751	$52	$—	$22,165
Intersegment revenues	623	—	66	22	—	(711)	—
Gross profit(2)(3)	549	373	284	81	18	—	1,305
Foreign exchange gain (loss)	89	(20)	—	—	(1)	24	92
Interest income	26	53	6	—	—	17	102
Interest expense	(80)	(35)	(24)	(8)	(2)	(66)	(215)
Segment operating profit(4)	252	242	86	30	8	—	618
Depreciation, depletion and amortization expense	(77)	(57)	(37)	(13)	—	—	(184)
Investments in affiliates	5	6	36	8	—	482	537
Total assets	6,177	1,738	908	324	—	737	9,884
Capital expenditures	$169	$73	$48	$14	$—	$—	$304
2002
Net sales to external customers	$10,483	$1,384	$1,279	$628	$108	$—	$13,882
Intersegment revenues	511	—	—	—	—	(511)	—
Gross profit(2)	783	293	151	77	34	—	1,338
Foreign exchange gain (loss)	(171)	9	3	—	3	(23)	(179)
Interest income	22	36	1	2	—	10	71
Interest expense	(67)	(46)	(15)	(10)	(5)	(33)	(176)
Segment operating profit	283	192	6	18	22	—	521
Depreciation, depletion and amortization expense	(75)	(56)	(18)	(9)	(10)	—	(168)
Investments in affiliates	1	6	—	9	—	36	52
Total assets	4,883	1,259	1,409	276	320	202	8,349
Capital expenditures	$137	$58	$16	$12	$17	$—	$240

(1)
In 2004, Bunge recorded pretax long-lived asset impairment charges of $7 million in its edible oil segment, related to its refining and packaging operations in North and South America. In addition, in 2004, Bunge recorded a $10 million long-lived asset impairment charge and a $7 million restructuring charge in its agribusiness segment, related to its oilseed operations in Western Europe. These charges are included in cost of goods sold in Bunge's consolidated statement of income (see Note 10).

(2)
In the fourth quarter of 2003, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax goodwill impairment charge of $16 million and a pretax long-lived asset impairment charge of $40 million in its agribusiness segment, relating to fixed assets at its European oilseed processing facilities (see

  Note 8 and Note 10). In the fourth quarter of 2002, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax impairment charge of $5 million, relating to its U.S. edible oil bottling facilities.

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

(4)
Agribusiness segment profit for year ended December 31, 2003, included pretax non-cash curtailment gains totaling $20 million reflecting a reduction of pension and postretirement healthcare benefit liabilities due to the transfer of employees to Solae and a reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in selling, general and administrative expenses (SG&A). Edible oil products and milling products segment operating profit included total pretax non-cash curtailment gains of $2 million and $2 million, respectively, for the year ended December 31, 2003, relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in SG&A.

        Segment operating profit, a measure of segment profitability, includes the allocation of the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes.

        A reconciliation of income from continuing operations before income tax and minority interest to total consolidated segment operating profit follows:

	Year Ended December 31,
(US$ millions)
	2004	2003	2002
Income from continuing operations before income tax and minority interest	$904	$723	$481
Unallocated (income) expense—net(1)	(54)	6	40
Gain on sale of ingredients business	—	(111)	—

Segment operating profit	$850	$618	$521

    (1)
    Unallocated (income) expense-net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ millions)
	2004	2003	2002
Agricultural commodities products	$17,911	$16,224	$10,483
Fertilizer products	2,581	1,954	1,384
Edible oil products	3,872	3,184	1,279
Wheat milling products	479	500	399
Corn milling products	325	251	229
Soy ingredient products	—	52	108

Total	$25,168	$22,165	$13,882

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ millions)
	2004	2003	2002
Net sales to external customers:
United States	$6,783	$6,129	$4,482
Brazil	4,939	3,894	3,253
Argentina	262	275	452
Canada	1,160	1,216	203
Europe	8,777	7,176	4,232
Asia	3,225	3,451	1,229
Rest of world	22	24	31

Total	$25,168	$22,165	$13,882

	December 31,
(US$ millions)
	2004	2003	2002
Long-lived assets(1):
United States	$1,021	$1,052	$726
Brazil	1,759	1,323	1,002
Argentina	113	80	53
Europe	410	302	394
Rest of world	120	110	98
Unallocated(2)	—	—	89

Total	$3,423	$2,867	$2,362

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

(2)
Unallocated purchase price relating to the Cereol acquisition (see Note 8).

29.    Quarterly Financial Information

	Quarter
(US$ in millions, except per share data)
	First	Second	Third	Fourth	Year End
	(Unaudited)
2004
Volumes (in millions of metric tons)	23.6	29.6	28.9	26.8	108.9
Net sales	$5,739	$6,657	$6,560	$6,212	$25,168
Gross profit(1)	365	496	553	472	1,886
Income before cumulative effect of change in accounting principles	70	112	182	105	469
Net income	$70	$112	$182	$105	$469
Earnings per common share—basic
Income before cumulative effect of change in accounting principles	$.70	$1.08	$1.65	$.95	$4.42

Net income per share(6)	$.70	$1.08	$1.65	$.95	$4.42

Earnings per common share—diluted
Income before cumulative effect of change in accounting principles	$.65	$1.00	$1.53	$.89	$4.10

Net income per share(2)(6)	$.65	$1.00	$1.53	$.89	$4.10

Weighted average number of shares outstanding—basic	100,016,833	103,434,409	110,080,027	110,438,941	106,015,869
Weighted average number of shares outstanding—diluted(2)	109,565,699	112,891,787	119,624,913	120,279,197	115,674,056

Market price:
High	$40.22	$41.27	$40.98	$57.08
Low	$32.99	$34.07	$36.96	$38.80

2003
Volumes (in millions of metric tons)	22.3	28.1	28.8	27.0	106.2
Net sales	$4,842	$5,181	$5,784	$6,358	$22,165
Gross profit(3)	273	269	369	394	1,305
Discontinued operations(4)	(1)	(1)	(2)	(3)	(7)
Income before cumulative effect of change in accounting principles(5)	40	182	89	100	411
Net income	$40	$182	$89	$100	$411
Earnings per common share—basic
Income before cumulative effect of change in accounting principles	$.40	$1.83	$.89	$1.00	$4.12

Net income per share	$.40	$1.83	$.89	$1.00	$4.12

Earnings per common share—diluted
Income before cumulative effect of change in accounting principles	$.38	$1.68	$.83	$.94	$3.83

Net income per share(2)	$.38	$1.68	$.83	$.94	$3.83

Weighted average number of shares outstanding—basic	99,585,790	99,696,727	99,812,000	99,884,771	99,745,825
Weighted average number of shares outstanding—diluted(2)	108,280,555	108,701,887	109,002,275	108,840,169	108,654,027

Market price:
High	$27.30	$30.35	$30.95	$33.00
Low	$23.90	$24.73	$27.37	$26.29

(1)
In the first quarter of 2004, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax long-lived asset impairment charge of $3 million in its edible oil segment in North America related to its refining and packaging operations. In the fourth quarter of 2004, Bunge recorded long-lived asset impairment charges of $10 million in its agribusiness segment related to the oilseed operations in Western Europe and $4 million in its edible oil segment related to the refining and packaging operations in South America. In addition, Bunge recorded a restructuring charge of $7 million in its agribusiness segment related to the oilseed operations in Western Europe (see Note 10).

(2)
Effective for the year ended December 31, 2004, Bunge has adopted EITF Issue No. 04-08 and in accordance with Issue No. 04-08, has restated diluted earnings per share and diluted weighted average shares outstanding for all prior periods presented to include the 7,778,425 common shares that are issuable upon the conversion of convertible notes and related interest expense in the calculation of diluted earnings per share (see Note 24). Net income per share-diluted as previously reported for the first, second, third and fourth quarters of 2003 and for the year end was $.40, $1.80, $.88, $.99 and $4.07, respectively.

(3)
In the fourth quarter of 2003, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax goodwill impairment charge of $16 million and a pretax long-lived asset impairment charge of $40 million in its agribusiness segment, relating to fixed assets at its European oilseed processing facilities (see Note 8 and Note 10). In the fourth quarter of 2002, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax impairment charge of $5 million, relating to its U.S. edible oil bottling facilities.

(4)
In 2003, Bunge recorded a $7 million loss on discontinued operations, net of tax benefit of $5 million on the disposal of discontinued operations, relating to its U.S. bakery business sold on December 31, 2003 (see Note 3). In connection with this transaction, the previously reported first, second and third quarters of 2003 have been reclassified to reflect this transaction.

(5)
In the second quarter of 2003, Bunge sold its Brazilian soy ingredients operations to Solae, its 28% joint venture with DuPont, for $251 million in cash, net of expenses of $5 million. Consequently, Bunge recognized a non-taxable gain on sale of $111 million in 2003 that was included in gain on sale of soy ingredients business in the consolidated statements of income for the year ended December 31, 2003 (see Note 11).

(6)
Net income per share for both basic and diluted is computed independently for each period presented. As a result, the sum of net income per share for the year ended December 31, 2004 does not equal the total computed for the year.

30.    Subsequent Events

      On February 25, 2005, Bunge announced that it will pay a regular quarterly cash dividend of $.13 per share on May 31, 2005 to shareholders of record on May 17, 2005. In addition, on February 28, 2005, Bunge paid a regular quarterly cash dividend of $.13 per share to shareholders of record on February 14, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

        We have audited the consolidated financial statements of Bunge Limited and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to changes in the method of accounting for goodwill and asset retirement obligations in 2002), management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 7, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in Item 8 of the Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 7, 2005

E-1

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$63	25	6	(a)	(14	)(b)	$80
Income tax valuation allowance	$64	40	(13	)(a)	—		$91
Allowance for secured advances to suppliers	$24	11	(5	)(a)	—		$30
FOR THE YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$80	6	15		(1)		$100
Income tax valuation allowance	$91	(23)	39	(a)	—		$107
Allowance for secured advances to suppliers	$30	(3)	4		—		$31
FOR THE YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$100	49	8	(a)	(24	)(b)	$133
Income tax valuation allowance	$107	51	10	(a)	—		$168
Allowance for secured advances to suppliers	$31	9	3	(a)	—		$43

(a)
Foreign exchange translation adjustments and effects of acquisitions of subsidiaries for all periods presented.

(b)
Write-off of uncollectible accounts.

E-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 16, 2005	By:	/s/ WILLIAM M. WELLS Name: William M. Wells Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALBERTO WEISSER Alberto Weisser	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2005
/s/ WILLIAM M. WELLS William M. Wells	Chief Financial Officer	March 16, 2005
/s/ T.K. CHOPRA T.K. Chopra	Controller and Principal Accounting Officer	March 16, 2005
/s/ JORGE BORN, JR. Jorge Born, Jr.	Deputy Chairman and Director	March 16, 2005
/s/ ERNEST G. BACHRACH Ernest G. Bachrach	Director	March 16, 2005
/s/ ENRIQUE H. BOILINI Enrique H. Boilini	Director	March 16, 2005
/s/ MICHAEL H. BULKIN Michael H. Bulkin	Director	March 16, 2005
/s/ OCTAVIO CARABALLO Octavio Caraballo	Director	March 16, 2005

S-1

/s/ FRANCIS COPPINGER Francis Coppinger	Director	March 16, 2005
/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais	Director	March 16, 2005
/s/ WILLIAM ENGELS William Engels	Director	March 16, 2005
/s/ PAUL H. HATFIELD Paul H. Hatfield	Director	March 16, 2005
/s/ CARLOS BRAUN SAINT Carlos Braun Saint	Director	March 16, 2005

S-2

QuickLinks

Table of Contents
Cautionary Statement Regarding Forward-Looking Statements
PART I
Employees by Business Division
Employees by Geographic Region
PART II
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED Schedule II—Valuation and Qualifying Accounts (US$ in millions)
SIGNATURES