Form 10-Q
period 2005-03-31
Bunge LTD
filed 2005-05-10
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(914) 684-2800
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes ☒      No ☐

As of May 2, 2005, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 110,907,292

BUNGE LIMITED

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2005	2004

Net sales	$5,451	$5,739
Cost of goods sold	(5,066)	(5,374)

Gross profit	385	365
Selling, general and administrative expenses	(196)	(178)
Interest income	23	16
Interest expense	(57)	(52)
Foreign exchange losses	(16)	(16)
Other income (expense)-net	18	11

Income from operations before income tax and minority interest	157	146
Income tax expense	(44)	(58)

Income from operations before minority interest	113	88
Minority interest	(15)	(18)

Net income	$98	$70

Earnings per common share – basic (Note 15):
Net income per share	$0.88	$0.70

Earnings per common share – diluted (Note 15):
Net income per share	$0.82	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(United States Dollars in Millions, except share data)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$339	$432
Trade accounts receivable (less allowance of $137 and $133)	1,799	1,928
Inventories (Note 3)	2,866	2,636
Deferred income taxes	106	95
Other current assets (Note 5)	1,660	1,577
Total current assets	6,770	6,668
Property, plant and equipment, net	2,550	2,536
Goodwill (Note 6)	166	167
Other intangible assets (Note 7)	170	156
Investments in affiliates	577	564
Deferred income taxes	260	273
Other non-current assets	557	543
Total assets	$11,050	$10,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$661	$541
Current portion of long-term debt	144	140
Trade accounts payable	1,839	1,898
Deferred income taxes	38	38
Other current liabilities (Note 8)	1,170	1,285
Total current liabilities	3,852	3,902
Long-term debt	2,728	2,600
Deferred income taxes	221	232
Other non-current liabilities (Note 12)	541	518

Commitments and contingencies (Note 12)

Minority interest in subsidiaries	289	280

Shareholders’ equity:
Common shares, par value $.01; authorized – 240,000,000 shares; issued and outstanding: 2005 – 110,819,502 shares, 2004 – 110,671,450 shares	1	1
Additional paid-in capital	2,364	2,361
Retained earnings	1,524	1,440
Accumulated other comprehensive loss	(470)	(427)
Total shareholders’ equity	3,419	3,375
Total liabilities and shareholders’ equity	$11,050	$10,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(United States Dollars in Millions)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$98	$70
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss on debt	13	6
Bad debt expense	5	2
Depreciation, depletion and amortization	63	51
Reversal of allowance for recoverable taxes	(27)	(9)
Deferred income taxes	9	10
Minority interest	15	18
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	92	(96)
Inventories	(267)	(1,105)
Prepaid commodity purchase contracts	(42)	238
Advances to suppliers	40	(10)
Trade accounts payable	(40)	260
Accrued liabilities	(71)	13
Other – net	(114)	(168)
Cash used for operating activities	(226)	(720)

INVESTING ACTIVITIES
Payments made for capital expenditures	(94)	(52)
Acquisitions of businesses and other intangible assets	(24)	(3)
Investments in related party loans	(6)	—
Proceeds from disposal of property, plant and equipment	—	8
Cash used for investing activities	(124)	(47)

FINANCING ACTIVITIES
Net change in short-term debt	120	655
Proceeds from long-term debt	241	315
Repayment of long-term debt	(86)	(160)
Proceeds from sale of common shares	3	5
Dividends paid to shareholders	(14)	(11)
Dividends paid to minority interest	—	(1)
Cash provided by financing activities	264	803
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)

Net (decrease) increase in cash and cash equivalents	(93)	34
Cash and cash equivalents, beginning of period	432	489
Cash and cash equivalents, end of period	$339	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2004 has been derived from Bunge’s audited financial statements at that date.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Bunge’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.      NEW ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Assets Retirement Obligations an interpretation of FASB Statement No. 143.  FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective December 31, 2005 for calendar year companies.  Bunge is currently evaluating the FIN 47 to determine the impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  At the time of its issuance, SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005.  In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R.  The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end, the effective date is January 1, 2006.  Bunge currently reports stock compensation based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures regarding fair value.

3.      INVENTORIES

Inventories consist of the following:

(US$ in millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Agribusiness - Readily marketable inventories at market value (1)	$1,629	$1,264
Fertilizer	544	522
Edible oils	300	489
Milling	57	58
Other (2)	336	303
Total	$2,866	$2,636

(1)                         Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)                         Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.      BUSINESS ACQUISITIONS

Acquisition of Bunge Brasil Minority Interest — In the second half of 2004, Bunge acquired the remaining 17% of the outstanding capital stock of Bunge Brasil S.A. that it did not already own for $314 million in cash.  The acquisition was funded with net proceeds of a public offering of Bunge’s common shares in June 2004.  As a result of the acquisition, Bunge owns 100% of Bunge Brasil and its subsidiaries Bunge Alimentos S.A., Bunge’s Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge’s Brazilian fertilizer subsidiary.  Bunge has been consolidating Bunge Alimentos and Bunge Fertilizantes since 1997.  The acquisition was accounted for under the purchase method as a step acquisition of minority interest.

As a result of this transaction, Bunge recognized $137 million of long-lived assets and deferred tax liabilities.  Bunge is evaluating the preliminary allocation of this amount, which it expects to complete in the second quarter of 2005.

Other Business Acquisitions — During the three months ended March 31, 2005, Bunge completed additional acquisitions having an aggregate purchase price of approximately $24 million of which approximately $20 million related to the purchase of a premium bottled oil brand from Molinos International, a subsidiary of Molinos Rio de la Plata S.A.  The acquisition encompasses exclusive rights to the Ideal™ premium oil brand in Russia and the former Soviet Union countries.  Bunge has assigned this brand to the edible oil products segment.   Bunge did not recognize any goodwill on these transactions as of March 31, 2005.

5.      OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Prepaid commodity purchase contracts	$82	$37
Secured advances to suppliers	648	697
Unrealized gain on derivative contracts	260	310
Recoverable taxes	180	138
Marketable securities	13	14
Other	477	381
Total	$1,660	$1,577

6.      GOODWILL

At March 31, 2005, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Unallocated	Total

Balance, December 31, 2004 (1)	$157	$8	$2	$—	$167
Reclassification from intangible assets	3	—	—	—	3
Foreign exchange translation	(1)	—	—	—	(1)
Tax benefit on goodwill amortization (2)	(3)	—	—	—	(3)
Balance, March 31, 2005	$156	$8	$2	$—	$166

(1)               Reflects the preliminary allocation of the excess of the cost to acquire the minority interest in Bunge Brasil over the historical book value (see Note 4 of the notes to the condensed consolidated financial statements).

(2)               Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill.  For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.      OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

(US$ in millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Trademark/brands-finite lived	$105	$87
Licenses	5	5
Other	14	18
	124	110
Less: Accumulated amortization:
Trademark/brands-finite lived	(3)	(3)
Licenses	(2)	(2)
Other	(1)	(1)
	(6)	(6)
Trademarks/brands-indefinite lived	40	40
Unamortized prior service costs of defined benefit plans	12	12
Intangible assets net of accumulated amortization	$170	$156

Bunge has assigned a 30 year life to the Ideal™ brand purchased in the first quarter of 2005 (see Note 4 of the notes to the condensed consolidated financial statements).

8.      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Accrued liabilities	$681	$729
Unrealized loss on derivative contracts	299	242
Advances on sales	101	158
Other	89	156
Total	$1,170	$1,285

9.      FINANCIAL INSTRUMENTS

The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates.  Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset.  As of March 31, 2005, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments.  The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense.  The interest rate swaps settle every six months until expiration.

The following table summarizes Bunge’s outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2005.

	Maturity		Fair Value
(US$ in millions)	2008	2014	Total	March 31, 2005

Receive fixed/pay variable notional amount	$500	$500	$1,000	$(32)
Weighted average variable rate payable (1)	4.12%	4.09%
Weighted average fixed rate receivable	4.375%	5.35%

(1)               Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

Bunge recognized $1 million of accrued interest receivable as a reduction of interest expense in the three months ended March 31, 2005, in the condensed consolidated statements of income, relating to its outstanding swap agreements.

10.    RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $79 million and $45 million for the three months ended March 31, 2005 and 2004, respectively.  Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $11 million and $6 million for the three months ended March 31, 2005 and 2004, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

In addition, Bunge sells soybean meal and fertilizer products to Seara Alimentos S.A. (Seara), a former subsidiary of Mutual Investment Limited engaged in the business of meat and poultry production. These sales were $2 million for both the three months ended March 31, 2005 and 2004.  In the first quarter of 2005, Mutual Investment Limited sold Seara to a third party.

11.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
(US$ in millions)	2005	2004	2005	2004
	(Unaudited)
Service cost	$2	$2	$—	$—
Interest cost	4	4	—	—
Expected return on plan assets	(4)	(4)	—	—
Recognized net loss	1	1	—	—
Net periodic benefit cost (income)	$3	$3	$—	$—

Bunge expects to contribute approximately $11 million to its defined benefit pension plans and $2 million to its postretirement benefit plans during 2005.  As of March 31, 2005, Bunge made contributions to the defined benefit pension plans totaling $2 million.  As of March 31, 2005, Bunge made nominal payments to the postretirement benefit plans.

12.    COMMITMENTS AND CONTINGENCIES

Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business.  After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities as of March 31, 2005 and December 31, 2004 are the following accrued liabilities:

(US$ in millions)	March 31, 2005	December 31, 2004
	(Unaudited)
Tax claims	$172	$153
Labor claims	107	112
Civil and other claims	64	78
Total	$343	$343

Tax Claims — The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including income tax claims, value added tax claims (ICMS and IPI) and sales tax claims (PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to Bunge’s operations is subject to varying interpretations arising from the complex nature of Brazilian tax law.

Labor Claims — The labor claims relate principally to labor claims against Bunge’s Brazilian subsidiaries.  Court rulings under Brazilian laws have historically been in favor of the employee-plaintiff.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other Claims — The civil and other claims primarily relate to various disputes with suppliers and customers.

Oleina Holding Arbitration — Bunge is involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol (which Bunge acquired in 2002) over the final purchase price of Oleina Holding S.A. and related issues.  Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002, the final purchase price to be determined by arbitration.

In July 2004, the arbitration tribunal determined the purchase price to be approximately $108 million.  Bunge filed a recourse for annulment of the arbitral award issued in July 2004 with the Federal Court of Lausanne, Switzerland.  In January 2005, the recourse for annulment was denied by the federal court.  Proceedings for enforcement of the arbitral award are currently pending in the Court of Appeal of the Hague in The Netherlands.  Bunge is entitled to be indemnified by Edison SpA, from whom it purchased Cereol, for any portion of the final purchase price which exceeds $39 million.  As of March 31, 2005, Bunge has recorded an obligation of $81 million to Cereol’s former joint venture partner and a receivable in the amount of $74 million from Edison relating to its indemnity.  Edison has informed Bunge that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied.  Bunge has assessed the collectibility of this receivable under the terms of its agreement with Edison and believes this amount is fully collectible under the agreement.

Guarantees

Bunge has issued or was a party to the following guarantees at March 31, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$69
Unconsolidated affiliates financing (2)	21
Customer financing (3)	173
Total	$263

(1)               Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties.  The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.  Any gains on the sales were deferred and recognized ratably over the initial lease terms.  Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets.  If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements.  If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at March 31, 2005.  The operating leases expire through 2007.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)               Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates.  The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(3)               Bunge issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of its customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2005, $65 million of these financing arrangements were collateralized by tangible property.  Bunge has determined the fair value of these guarantees to be immaterial at March 31, 2005.

In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries.  The debt under these guarantees had a carrying amount of $2,514 million at March 31, 2005.  Debt related to these guarantees is included in the condensed consolidated balance sheet at March 31, 2005.  There are no significant restrictions on the ability of any of Bunge’s subsidiaries to transfer funds to Bunge.

Also, certain of Bunge’s subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions.  The total borrowing capacity under these lines of credit was $321 million as of March 31, 2005, of which there was no related amount outstanding as of such date.

13.    COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,
(US$ in millions)	2005	2004
	(Unaudited)
Net income	$98	$70
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 (2005), $0 (2004)	(45)	(27)
Unrealized gains (losses) on commodity futures designated as cash flow hedges, net of tax (expense) benefit of $(2) (2005), $(2) (2004)	4	4
Reclassification of realized (gains) losses to net income, net of tax (expense) benefit of $(1) (2005), $4 (2004)	(2)	8
Total comprehensive income (loss)	$55	$55

14.    STOCK-BASED COMPENSATION

Bunge has an employee equity incentive plan and a non-employee directors’ equity incentive plan.  Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards.  The non-employee directors’ equity incentive plan provides for awards of stock options to Bunge’s non-employee directors.  To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors’ plan.  Under these equity incentive plans, during the three months ended March 31, 2005, Bunge issued 148,052 common shares upon the exercise of stock options and, pursuant to an election made by participants, paid out 114,000 vested performance-based restricted stock units in cash, rather than common shares.

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under APB 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock unit awards for subsequent changes in the fair market value of the awards.  There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant.  Bunge recognized compensation expense of approximately $4 million for the three months ended March 31, 2005, related to its restricted stock unit awards.

In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method.  The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended March 31,
(US$ in millions, except per share data)	2005	2004
	(Unaudited)

Net income, as reported	$98	$70
Deduct: Total stock-based compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(2)	(2)
Pro forma net income	$96	$68

Earnings per common share:
Basic- as reported	$.88	$.70
Basic- pro forma	$.87	$.68

Diluted- as reported (1)	$.82	$.65
Diluted- pro forma (1)	$.80	$.63

(1)               The numerator for the calculation of diluted as reported and pro forma earnings per share in the three months ended March 31, 2005 and 2004 was adjusted by $1 million, for interest expense related to the convertible notes (see Note 15).

15.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.  In addition, Bunge accounts for the effect of its $250 million aggregate principal amount of 3.75% convertible notes due 2022 (convertible notes) on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes are assumed to be converted and the interest expense, net of tax related to the convertible notes is added back to earnings.

The computation of diluted earnings per common share for the three months ended March 31, 2005 and 2004 include the weighted average common shares that would be issuable upon conversion of Bunge’s convertible notes.  The convertible notes are convertible into Bunge’s common shares at the option of a holder, among other circumstances, during any calendar quarter in which the closing price of Bunge’s common shares for at least 20 trading days of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402 or approximately $38.57 per share.  The initial conversion rate is 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes converted.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2005	2004
	(Unaudited)
Net income - basic	$98	$70
Interest on convertible notes, net of tax	1	1
Net income - diluted	$99	$71

Weighted average number of common shares outstanding:
Basic	110,752,441	100,016,833
Effect of dilutive shares:
-Stock options and awards	2,108,243	1,770,441
-Convertible notes	7,777,462	7,778,425
Diluted	120,638,146	109,565,699
Net income per share:
Basic	$.88	$.70
Diluted	$.82	$.65

16.    ARGENTINA

In 2002, Bunge commenced recording an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment.  The balance of this allowance fluctuates depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government.  At March 31, 2005 and December 31, 2004, this allowance for recoverable taxes was zero and $27 million, respectively.  In the three months ended March 31, 2005, Bunge decreased the remaining balance of this allowance in the amount of $27 million as a result of the Argentine recoverable tax payments being received without delays and the significant improvement in the Argentine government’s financial condition.  In the three months ended March 31, 2004, Bunge decreased this allowance in the amount of $9 million as a result of either cash received by Bunge or compensation against taxes owed by Bunge to the Argentine government.

17.    SEGMENT INFORMATION

During the three months ended March 31, 2005, Bunge reclassified certain agribusiness product lines from the edible oil products segment to the agribusiness segment.  As a result, amounts for the three months ended March 31, 2004 have been reclassified to conform to the current period presentation.

Bunge has four reporting segments - agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products.  The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

The “Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge’s consolidated totals, which consists primarily of corporate items not allocated to the operating segments and inter-segment eliminations.  Transfers between the segments are generally valued at market.  The revenues generated from these transfers are shown in the following table as “Intersegment revenues.”

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
	(Unaudited)
Three months ended March 31, 2005
Net sales to external customers	$4,075	$403	$779	$194	$—	$—	$5,451
Intersegment revenues	525	—	6	6	—	(537)	—
Gross profit	226	70	64	25	—	—	385
Foreign exchange gain (loss)	4	(17)	(1)	—	—	(2)	(16)
Interest income	4	13	1	—	—	5	23
Interest expense	(30)	(14)	(8)	(2)	—	(3)	(57)
Segment operating profit	107	9	11	12	—	—	139
Depreciation, depletion and amortization	$(25)	$(23)	$(12)	$(3)	$—	$—	$(63)

Three months ended March 31, 2004
Net sales to external customers	$4,266	$366	$907	$200	$—	$—	$5,739
Intersegment revenues	273	—	8	5	—	(286)	—
Gross profit	212	85	50	18	—	—	365
Foreign exchange gain (loss)	(5)	(11)	—	—	—	—	(16)
Interest income	2	9	3	1	—	1	16
Interest expense	(31)	(11)	(6)	(2)	—	(2)	(52)
Segment operating profit	78	41	11	6	—	—	136
Depreciation, depletion and amortization	$(21)	$(17)	$(10)	$(3)	$—	$—	$(51)

A reconciliation of income from operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended March 31,
(US$ millions)	2005	2004
	(Unaudited)
Income from operations before income tax and minority interest	$ 157	$ 146
Unallocated expenses – net (1)	(18)	(10)
Total segment operating profit	$ 139	$ 136

(1)   Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge’s operating segments.

Cautionary Statement Regarding Forward-Looking Statements

This report contains both historical and forward-looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and similar expressions.  These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements.  The following important factors, among others, could affect our business and financial performance: governmental policies affecting our business, including agricultural and trade policies and laws governing environmental liabilities; our funding needs and financing sources; the effects of economic, political or social conditions and changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; estimated demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the agribusiness industry and unpredictability of the weather; agricultural, economic, social and political conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

The forward-looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005, for a more detailed discussion of these factors.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Events Affecting Operating Results

First Quarter 2005 Overview

Our agribusiness results for the first quarter of 2005 were higher than last year as a result of volume growth as customer demand responded strongly to lower prices for agricultural commodities as compared to last year’s high prices.  The first quarter of the calendar year represents the end of the peak of oilseed processing activity in North America and Europe as supplies of available crops that were harvested during August, September and October of the previous year are processed and sold.  In addition, there is also reduced oilseed processing activity in South America as the first quarter is typically the beginning of that region’s harvest season.  However, a large supply of soybeans resulting from increased farmer selling in response to a late quarter price rally due to reduced soy production prospects in Brazil, benefited our oilseed processing margins and oilseed processing capacity utilization in North America, South America and Europe during the quarter.  Despite lower than expected Brazilian soy production, the USDA has estimated the 2004/2005 total world oilseed crop at 383 million tons, representing a 14% increase over last year’s world oilseed crop.  The 2004/2005 world soybean crop is estimated to increase 16% over last year’s world soybean crop to an estimated 219 million tons.  The large crops and increased farmer selling have given us ample supplies to serve our customers.

Our fertilizer segment results for the first quarter of 2005 decreased from last year’s results due to an overall decline in fertilizer volumes, the effects of a stronger Brazilian real, higher industrial and depreciation expenses and higher foreign exchange hedging costs.

In our edible oil products segment, our sales volumes increased compared to the first quarter of 2004 primarily due to lower selling prices which stimulated customer demand in all regions.  A more profitable product mix and lower raw material costs, principally agricultural commodities, benefited gross profit.  However, increases in advertising and promotional expenses resulted in flat segment operating profit.

Segment Results

In the first quarter of 2005, we reclassified certain agribusiness product lines from the edible oils products segment to the agribusiness segment.  As a result, amounts for the three months ended March 31, 2004 have been reclassified to conform to the current period presentation.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,		Percent
(US$ in millions, except percentages)	2005	2004	Change

Volumes (in thousands of metric tons):
Agribusiness	23,020	20,024	15%
Fertilizer	1,729	1,760	(2)%
Edible oil products	1,149	1,043	10%
Milling products	985	966	2%
Total	26,883	23,793	13%

Net sales:
Agribusiness	$4,075	$4,266	(4)%
Fertilizer	403	366	10%
Edible oil products	779	907	(14)%
Milling products	194	200	(3)%
Total	$5,451	$5,739	(5)%

Costs of goods sold:
Agribusiness	$(3,849)	$(4,054)	(5)%
Fertilizer	(333)	(281)	19%
Edible oil products	(715)	(857)	(17)%
Milling products	(169)	(182)	(7)%
Total	$(5,066)	$(5,374)	(6)%

Gross profit:
Agribusiness	$226	$212	7%
Fertilizer	70	85	(18)%
Edible oil products	64	50	28%
Milling products	25	18	39%
Total	$385	$365	5%

	Three Months Ended March 31,		Percent
(US$ in millions, except percentages)	2005	2004	Change

Selling, general and administrative expenses:
Agribusiness	$(97)	$(100)	(3)%
Fertilizer	(43)	(31)	39%
Edible oil products	(45)	(36)	25%
Milling products	(11)	(11)	—%
Total	$(196)	$(178)	10%

Foreign exchange gain (loss):
Agribusiness	$4	$(5)
Fertilizer	(17)	(11)
Edible oil products	(1)	—
Milling products	—	—
Total	$(14)	$(16)

Interest income:
Agribusiness	$4	$2	100%
Fertilizer	13	9	44%
Edible oil products	1	3	(67)%
Milling products	—	1	(100)%
Total	$18	$15	20%

Interest expense:
Agribusiness	$(30)	$(31)	(3)%
Fertilizer	(14)	(11)	27%
Edible oil products	(8)	(6)	33%
Milling products	(2)	(2)	—%
Total	$(54)	$(50)	8%

Segment operating profit:
Agribusiness	$107	$78	37%
Fertilizer	9	41	(78)%
Edible oil products	11	11	—%
Milling products	12	6	100%
Total (1)	$139	$136	2%

Depreciation, depletion and amortization:
Agribusiness	$25	$21	19%
Fertilizer	23	17	35%
Edible oil products	12	10	20%
Milling products	3	3	—%
Total	$63	$51	24%

Net Income	$98	$70	40%

(1)               Total segment operating profit is our consolidated income from operations before income tax and minority interest that includes an allocated portion of the foreign exchange gains and losses relating to debt financing operating working capital, including readily marketable inventories.  Also included in total segment operating profit is an allocation of interest income and interest expense attributable to the financing of operating working capital.

Total segment operating profit is a non-GAAP measure and is not intended to replace income from operations before income tax and minority interest, the most directly comparable GAAP measure.  Total segment operating profit is a key performance measurement used by our management to evaluate whether our operating activities cover the financing costs of our business.  We believe total segment operating profit is a more complete measure of our operating profitability, since it allocates foreign exchange gains and losses and the cost of debt financing working capital to the appropriate operating segments.  Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors that affect net income.  Total segment operating profit is not a measure of consolidated operating results under GAAP and should not be considered as an alternative to income from operations before income tax and minority interest or any other measure of consolidated operating results under GAAP.

Below is a reconciliation of income from operations before income tax and minority interest to total segment operating profit.

	Three Months Ended March 31,
(US$ in millions)	2005	2004
Income from operations before income tax and minority interest	$157	$146
Unallocated (income) expense—net(1)	(18)	(10)
Total segment operating profit	$139	$136

(1)               Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Agribusiness Segment.  Agribusiness segment net sales decreased 4% due to lower average selling prices for agricultural commodity products, but the lower selling prices were partially offset by a 15% increase in volumes.  The decrease in average selling prices was primarily due to increased global production of grains and oilseeds.  Agribusiness volumes increased as customers responded to lower prices for agricultural commodities compared to last year’s high prices. A late-quarter rally in the prices of agricultural commodity products due to reduced Brazilian soy production expectations triggered farmer selling, particularly in Argentina and North America, which increased volumes and capacity utilization in North and South America and Europe.

Cost of goods sold decreased 5% primarily due to lower raw material costs.  Included in cost of goods sold in the first quarter of 2005 was a $27 million decrease in our remaining balance of the allowance for recoverable taxes in Argentina primarily as a result of payments being received without delays and the significant improvement in the Argentine government’s financial condition.  The first quarter of 2004 included a $9 million decrease in our allowance for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government.

Gross profit increased 7% primarily due to the increase in volumes, the decrease in the balance of our allowance for recoverable taxes in Argentina and higher margins on ocean freight.  As a result of the ample supply of oilseeds, volumes processed at most of our oilseed processing facilities increased compared to last year.  However, lower gross profit margins in Hungary and Poland compared to last year’s very high levels, and start-up costs related to the commencement of grain origination activities in Ukraine and Russia, also negatively affected gross profit.

Selling, general and administrative expenses (SG&A) decreased 3% primarily due to lower compensation expense.

Segment operating profit increased 37% primarily due to the higher volumes, decreases in the balance of our allowance for recoverable taxes and lower SG&A and financial costs.

Fertilizer Segment. Fertilizer segment net sales increased 10% due to higher average selling prices. Selling prices benefited from higher international selling prices for imported fertilizers and raw materials, which helped boost local prices as products are priced to import parity.  Overall fertilizer sales volumes decreased 2% in the first quarter of 2005 compared to the same quarter of 2004.  Retail fertilizer volumes declined primarily due to lower corn prices that reduced Brazilian planting intentions for the winter corn crop and credit constraints in southern Brazil related to the drought.  However, nutrient fertilizer volumes benefited from increased demand for nitrogen-based fertilizer as Brazilian farmers responded to favorable prices for coffee and sugar cane to increase their plantings of these crops.

Cost of goods sold increased 19% due to higher imported raw material costs, higher industrial and depreciation expenses attributable to new mixing, granulation and acidulation units that commenced production after the first quarter of 2004 and higher costs associated with the effects of a stronger Brazilian real in the first quarter of 2005 compared to first quarter of 2004.  Gross profit decreased by 18% primarily due to the increase in raw material costs and industrial and depreciation expenses.

SG&A increased 39% due primarily to higher bad debt expense and due to the effects of a stronger Brazilian real in the first quarter of 2005 compared to first quarter of 2004.

Segment operating profit decreased 78% primarily due to the decrease in gross profit and increases in SG&A and foreign exchange losses.  The increase in foreign exchange losses was primarily due to increased foreign exchange hedging expenses resulting from an increase in U.S.-dollar denominated debt funding our increased working capital.

Edible Oil Products Segment.  Edible oil products segment net sales decreased 14% primarily due to lower average selling prices caused by a decrease in raw material costs.  The decrease in net sales was partially offset by a 10% increase in volume. The lower selling prices helped stimulate customer demand, which increased our volumes in all regions.

Cost of goods sold decreased 17% primarily due to lower raw material costs.  Gross profit increased 28% primarily due to the increase in sales volumes, lower raw material costs and a more profitable product mix in most locations.

SG&A increased 25% primarily due to the effects of a stronger Brazilian real and euro in the first quarter of 2005 compared to the first quarter of 2004 and increases in advertising and promotional expenses particularly in Brazil.

Segment operating profit was flat primarily as the increase in gross profit was offset by increases in SG&A and an increase in foreign exchange hedging costs in Eastern Europe and higher interest expense on working capital.

Milling Products Segment. Milling products segment net sales decreased 3% primarily due to lower average selling prices for wheat and corn milling products, partially offset by increases in wheat milling volumes.  Average selling prices declined primarily due to lower raw material costs.  Wheat milling sales volumes benefited from accelerated purchases by customers in anticipation of rising international wheat prices. The increase in wheat milling volumes were offset by decreases in corn milling sales volumes due to lower sales to the U.S. government food aid program.

Cost of goods sold decreased 7% due to lower raw material costs and lower corn milling product volumes.     Gross profit increased 39% primarily due to the increase in wheat milling sales volumes, lower raw material costs and a more profitable mix of products sold.   In addition, wheat milling products gross profit benefited from productivity enhancements as a result of measures taken to improve our asset footprint and operating efficiencies.

Segment operating profit increased 100% as a result of the improvement in gross profit.

Consolidated Financial Costs.  A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)	2005	2004	Change

Interest income	$23	$16	44%
Interest expense	(57)	(52)	10%
Foreign exchange losses	(16)	(16)

Interest income increased 44% due to higher average balances of interest bearing accounts receivable.  Interest expense increased 10% despite lower average borrowings for the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher average interest rates on short-term borrowings.

Foreign exchange losses of $16 million included hedging costs related to our monetary exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 1% devaluation in the value of the Brazilian real in the first quarter of 2005 and 2004 against the U.S. dollar.

Other Income (Expense) – net.  Other income (expense) – net increased $7 million to $18 million in the first quarter of 2005 from $11 million in the first quarter of 2004 primarily due to higher earnings from Bunge’s French oilseed processing and German biodiesel joint ventures.  The first quarter of 2004 included a pretax gain of $5 million from the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo S.A.

Income Tax Expense.  Income tax expense decreased $14 million to $44 million in the first quarter of 2005 from $58 million in the first quarter of 2004. Our effective tax rate for the first quarter of 2005 decreased to 28%, compared to 32% in fiscal 2004. The decrease in our effective tax rate was primarily due to higher earnings in lower tax jurisdictions.

Minority Interest.  Minority interest expense decreased $3 million to $15 million in the first quarter of 2005 from $18 million in the first quarter of 2004 primarily due to our acquisition in the third and fourth quarter of 2004 of the remaining 17% minority interest of Bunge Brasil S.A.  Bunge now owns 100% of Bunge Brasil.

Net Income.  Net income increased $28 million to $98 million in the first quarter of 2005 from $70 million in the first quarter of 2004.  Net income for the first quarter of 2005 includes the reversal of valuation allowances on recoverable taxes of $19 million, net of tax.  Net income for the first quarter of 2004 includes the reversal of valuation allowances on recoverable taxes of $6 million, net of tax, and the $3 million gain, net of tax, from the exchange of our Brazilian retail flour assets.

Liquidity and Capital Resources

Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives.  Our current ratio, defined as current assets divided by current liabilities, was 1.76 at March 31, 2005 and 1.71 at December 31, 2004.

Cash and Readily Marketable Inventories.  Cash and cash equivalents were $339 million at March 31, 2005 and $432 million at December 31, 2004.

Included in our inventories were readily marketable inventories of $1,629 million at March 31, 2005 and $1,264 million at December 31, 2004.  Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  The increase in readily marketable inventories was primarily due to acquisitions of inventories in South America as the 2005 crop harvest began in the first quarter of 2005.

Secured Advances to Suppliers and Prepaid Commodity Contracts.  We provide financing services to farmers in Brazil from whom we purchase soybeans through prepaid commodity purchase contracts and advances to farmers.  These arrangements are typically secured by the farmer’s crop and mortgages on the farmer’s land and other assets and are typically settled through the delivery of the related crop to us upon harvest.  In addition, the arrangements for advances to farmers carry a prevailing market interest rate.  At March 31, 2005, we had $941 million in prepaid commodity purchase contracts and advances to farmers compared to $932 million at December 31, 2004.  Against these outstanding balances, we also had accounts payables reflecting soybeans which had been delivered by these farmers to our facilities with a value of $216 million as of March 31, 2005 and $38 million as of December 31, 2004. The allowance for uncollectible advances totaled $42 million at March 31, 2005 and $43 million at December 31, 2004.  We closely monitor the collectibility of these accounts.

Long-Term and Short-Term Debt.  We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Bunge Limited’s wholly owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including through our commercial paper program.

To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs.  At March 31, 2005, we had approximately $1,900 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions.  Of this committed capacity, $1,167 million was unused and available at March 31, 2005.

At March 31, 2005, we had $493 million outstanding under our commercial paper program.  Our commercial paper program is our least expensive available short-term funding source.  We maintain back-up bank credit lines, which expire in June 2007, equal to the maximum capacity of our commercial paper program of $600 million.  If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper.  At March 31, 2005, no amounts were outstanding under these back-up bank credit lines.

Our short-term and long-term debt increased by $252 million at March 31, 2005 from December 31, 2004 primarily due to the acquisition of inventories in South America.

Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2005 and 2008.  At March 31, 2005, we had $349 million outstanding under these long-term debt facilities.  Of this amount, at March 31, 2005, $178 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $633 million.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio.  We were in compliance with these covenants as of March 31, 2005.

In September 2004, we entered into interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt.  Under the terms of the interest rate swaps, we make payments based on six-month LIBOR in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008.  The interest rate swaps settle every six months until expiration.  Accrued interest receivable of $1 million relating to these swaps was recorded as a reduction to interest expense in the three months ended March 31, 2005 in the condensed consolidated statements of income.

Shareholders’ Equity.  Shareholders’ equity increased to $3,419 million at March 31, 2005 from $3,375 million at December 31, 2004 as a result of the net income of $98 million and $3 million attributable to the issuance of our common shares upon the exercise of employee stock options. This increase was partially offset by dividends paid to shareholders of $14 million and other comprehensive losses of $43 million, which includes foreign exchange losses of $45 million.

Cash Flows

In the three months ended March 31, 2005, our cash and cash equivalents balance decreased $93 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $34 million increase in our cash and cash equivalents balance in the three months ended March 31, 2004.

Our operating activities used cash of $226 million in the three months ended March 31, 2005, compared to cash used of $720 million in the three months ended March 31, 2004.  Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Historically, our operating activities use cash in the first quarter of the year as we are beginning our purchase of the South American harvest, which typically begins in March.  Our cash flow used by operating activities declined in the first quarter of 2005 compared to the same period in 2004 primarily due to lower commodity prices which reduced our working capital requirements.

Cash used by investing activities was $124 million in the three months ended March 31, 2005, compared to cash used of $47 million in the three months ended March 31, 2004.  Payments made for capital expenditures included investments in property, plant and equipment that totaled $94 million and consisted primarily of additions under our normal capital expenditure plan.  Maintenance capital expenditures were $13 million in the three months ended March 31, 2005, compared to $20 million in the three months ended March 31, 2004.  Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity.  The majority of non-maintenance capital expenditures in the three months ended March 31, 2005 related to efficiency improvements to reduce costs, equipment upgrades and business expansion.  In addition, acquisitions of businesses and other intangible assets were $24 million, which included $20 million for the Ideal™ premium bottled oil brand in Russia and the former Soviet Union countries.  Also included in cash flow from investing activities in the three months ended March 31, 2004 was $7 million received in connection with the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo.

Cash provided by financing activities was $264 million in the three months ended March 31, 2005, compared to cash provided of $803 million in the three months ended March 31, 2004.  In the three months ended March 31, 2005 and 2004, we increased our borrowings of short and long-term debt primarily to finance our additional working capital requirements.  Dividends paid to our shareholders in the three months ended March 31, 2005 were $14 million and were $11 million in the three months ended March 31, 2004.

Guarantees

We have issued or were a party to the following guarantees at March 31, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$69
Unconsolidated affiliates financing (2)	21
Customer financing (3)	173
Total	$263

(1)               Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties.  The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases.  Any gains on the sales were deferred and recognized ratably over the initial lease terms.  We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets.  If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements.  If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $69 million at March 31, 2005.  The operating leases expire through 2007.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)               Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates.  The term of the guarantee is equal to the term of the related financing, which matures in 2009.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(3)               We issued guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days.  In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At March 31, 2005, $65 million of these financing arrangements were collateralized by tangible property.  We have determined the fair value of these guarantees to be immaterial at March 31, 2005.

In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries.  The debt under these guarantees had a carrying amount of $2,514 million at March 30, 2005.  Debt related to these guarantees is included in the condensed consolidated balance sheet at March 30, 2005.  There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions.  The total borrowing capacity under these lines of credit is $321 million as of March 31, 2005, of which there was no related amount outstanding as of such date.

Dividends

In February 2005, we announced that our board of directors declared a regular quarterly cash dividend of $0.13 per share.  The dividend is payable on May 31, 2005 to shareholders of record on May 17, 2005.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.  There have been no significant changes in our critical accounting policies since December 31, 2004.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Assets Retirement Obligations an interpretation of FASB Statement No. 143.  FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective December 31, 2005 for calendar year companies.  We are currently evaluating FIN 47 to determine the impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  At the time of its issuance, SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005.  In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R.  The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end the, effective date is January 1, 2006.  We currently report stock compensation based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with pro forma disclosures regarding fair value.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates, interest rates and energy and transportation costs which may affect our results of operations and financial position.  We use derivative financial instruments for the purpose of managing the risks and/or costs associated with these exposures.  While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged.  The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses.  Our board of directors’ finance and risk management committee supervises, reviews and periodically revises our overall risk management policies and risk limits.  We only enter into derivatives that are related to our inherent business and financial exposure as a global agribusiness company.

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

Our daily net agricultural commodity position consists of inventory, related purchase and sale contracts, and exchange-traded contracts, including those used to hedge portions of our production requirements.  The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted average futures prices for the period.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices.  The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2005		Year Ended December 31, 2004
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk

Highest long position	$89	$9	$414	$41
Highest short position	(172)	(17)	(13)	(1)

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss).  The balance of permanently invested intercompany borrowings was $1,023 million as of March 31, 2005 and $961 million as of December 31, 2004. The balance of permanently invested intercompany borrowings increased $62 million in first quarter of 2005 in order to fund capital expenditures in Brazil.  Included in other comprehensive income (loss) are foreign exchange losses of $6 million in the three months ended March 31, 2005 and foreign exchange gains of $96 million in the year ended December 31, 2004, related to permanently invested intercompany loans.

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

(US$ in millions)	March 31, 2005	December 31, 2004

Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(904)	$(1,091)
Market risk	(90)	(109)
Agricultural commodities inventories	828	988
Net currency short position, less agricultural commodities inventories	(76)	(103)
Market risk	$(8)	$(10)

Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(97)	$(81)
Market risk	(10)	(8)
Agricultural commodities inventories	108	93
Net currency long position, less agricultural commodities inventories	11	12
Market risk	$1	$1

European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(142)	$(320)
Market risk	(14)	(32)
Agricultural commodities inventories	168	283
Net currency long (short) position, less agricultural commodities inventories	26	(37)
Market risk	$3	$(4)

Interest Rate Risk

There was no significant change in our interest rate risk profile in the first quarter of 2005.

Interest Rate Derivatives — We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required.  In September 2004, we entered into various new interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt.  We have accounted for these swap agreements as fair value hedges.

The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates.  Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instrumetns and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset.  As of March 31, 2005, we recognized no ineffectiveness related to the interest rate swap hedging instruments.  The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense.  The interest rate swaps settle every six months until expiration.

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2005.

	Maturity			Fair Value
(US$ in millions)	2008	2014	Total	March 31, 2005

Receive fixed/pay variable notional amount	$500	$500	$1,000	$(32)
Weighted average variable rate payable (1)	4.12%	4.08%
Weighted average fixed rate receivable	4.375%	5.35%

(1)              Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

We recognized $1 million of accrued interest receivable as a reduction of interest expense in the three months ended March 31, 2005, in the condensed consolidated statements of income, relating to our outstanding swap agreements.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

Internal Control Over Financial Reporting — During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Oleina Holding Arbitration — We are involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol (which we acquired in 2002) over the final purchase price of Oleina Holding S.A. and related issues.  Cereol purchased the 49% of Oleina it did not already own from its joint venture partner for $27 million in February 2002, the final purchase price to be determined by arbitration.

In July 2004, the arbitration tribunal determined the purchase price to be approximately $108 million.  We filed a recourse for annulment of the arbitral award issued in July 2004 with the Federal Court of Lausanne, Switzerland.  In January 2005, the recourse for annulment was denied by the federal court.  Proceedings for enforcement of the arbitral award are currently pending in the Court of Appeal of the Hague in The Netherlands.  We are entitled to be indemnified by Edison SpA, from whom it purchased Cereol, for any portion of the final purchase price which exceeds $39 million.  As of March 31, 2005, we have recorded an obligation of $81 million to Cereol’s former joint venture partner and a receivable in the amount of $74 million from Edison relating to its indemnity.  Edison has informed us that it is currently evaluating whether the conditions precedent to this indemnification have been satisfied.  We have assessed the collectibility of this receivable under the terms of its agreement with Edison and believe this amount is fully collectible under the agreement.

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

BUNGE LIMITED

Date: May 10, 2005	By:	/s/ William M. Wells
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