Form 10-Q
period 2005-06-30
Bunge LTD
filed 2005-08-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0231912 (I.R.S. Employer Identification No.)
50 Main Street, White Plains, New York (Address of principal executive offices)	10606 (Zip Code)
(914) 684-2800 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

        As of August 1, 2005, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 111,217,617

BUNGE LIMITED

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$5,872	$6,657	$11,323	$12,396
Cost of goods sold	(5,445)	(6,161)	(10,511)	(11,535)

Gross profit	427	496	812	861
Selling, general and administrative expenses	(243)	(192)	(439)	(370)
Interest income	26	24	49	40
Interest expense	(50)	(62)	(107)	(114)
Foreign exchange gains (losses)	23	(64)	7	(80)
Other income (expense)-net	4	(1)	22	10

Income from operations before income tax and minority interest	187	201	344	347
Income tax expense	(52)	(58)	(96)	(116)

Income from operations before minority interest	135	143	248	231
Minority interest	(22)	(31)	(37)	(49)

Net income	$113	$112	$211	$182

Earnings per common share—basic (Note 15):
Net income per share	$1.02	$1.08	$1.90	$1.79

Earnings per common share—diluted (Note 15):
Net income per share	$0.94	$1.00	$1.76	$1.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$414	$432
Trade accounts receivable (less allowance of $162 and $133)	1,802	1,928
Inventories (Note 3)	3,592	2,636
Deferred income taxes	149	95
Other current assets (Note 5)	1,549	1,577

Total current assets	7,506	6,668

Property, plant and equipment, net	2,789	2,536
Goodwill (Note 6)	189	167
Other intangible assets (Note 7)	178	156
Investments in affiliates	570	564
Deferred income taxes	273	273
Other non-current assets	518	543

Total assets	$12,023	$10,907

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$557	$541
Current portion of long-term debt	207	140
Trade accounts payable	2,042	1,898
Deferred income taxes	56	38
Other current liabilities (Note 8)	1,210	1,285

Total current liabilities	4,072	3,902

Long-term debt	3,137	2,600
Deferred income taxes	224	232
Other non-current liabilities (Note 12)	564	518
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	308	280
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2005—111,205,585 shares, 2004—110,671,450 shares	1	1
Additional paid-in capital	2,375	2,361
Retained earnings	1,623	1,440
Accumulated other comprehensive loss	(281)	(427)

Total shareholders' equity	3,718	3,375

Total liabilities and shareholders' equity	$12,023	$10,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$211	$182
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange (gains) losses on debt	(100)	88
Bad debt expense	20	7
Depreciation, depletion and amortization	131	101
(Decrease) increase in allowance for recoverable taxes	(27)	10
Deferred income taxes	(27)	3
Minority interest	37	49
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	132	(449)
Inventories	(840)	(899)
Prepaid commodity purchase contracts	(89)	220
Advances to suppliers	220	(96)
Trade accounts payable	18	535
Other—net	(35)	(67)

Cash used for operating activities	(349)	(316)

INVESTING ACTIVITIES
Payments made for capital expenditures	(212)	(120)
Acquisitions of businesses and other intangible assets	(24)	(37)
Investments in affiliates	(1)	(18)
Repayments of related party loans	14	—
Proceeds from disposal of property, plant and equipment	5	10

Cash used for investing activities	(218)	(165)

FINANCING ACTIVITIES
Net change in short-term debt	15	(226)
Proceeds from long-term debt	794	850
Repayment of long-term debt	(215)	(387)
Proceeds from sale of common shares	9	336
Dividends paid to shareholders	(30)	(22)
Dividends paid to minority interest	(29)	(18)

Cash provided by financing activities	544	533
Effect of exchange rate changes on cash and cash equivalents	5	(17)

Net (decrease) increase in cash and cash equivalents	(18)	35
Cash and cash equivalents, beginning of period	432	489

Cash and cash equivalents, end of period	$414	$524

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from Bunge's audited financial statements at that date. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Bunge's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Reclassifications—Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.     NEW ACCOUNTING STANDARDS

          In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principle Bulletin Opinion No. 20 (Opinion No. 20). SFAS No. 154 replaces Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, carrying forward many provisions of Opinion No. 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

          In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Assets Retirement Obligations an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. Bunge is currently evaluating FIN 47 to determine the impact on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. At the time of its issuance, SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005. In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R. The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company's first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end, the effective date is January 1, 2006. Bunge currently reports stock compensation based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) with pro forma disclosures regarding fair value.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     INVENTORIES

          Inventories consist of the following:

(US$ in millions)	June 30, 2005	December 31, 2004
	(Unaudited)
Agribusiness—Readily marketable inventories at market value(1)	$2,138	$1,264
Fertilizer	803	522
Edible oils	306	489
Milling	61	58
Other(2)	284	303

Total	$3,592	$2,636

  (1)
  Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.
  (2)
  Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.     BUSINESS ACQUISITIONS

          Acquisition of Bunge Brasil Minority Interest—In the second half of 2004, Bunge acquired the remaining 17% of the outstanding capital stock of Bunge Brasil S.A. that it did not already own for $314 million in cash. The acquisition was funded with net proceeds of a public offering of Bunge's common shares in June 2004. As a result of the acquisition, Bunge owns 100% of Bunge Brasil and its subsidiaries Bunge Alimentos S.A., Bunge's Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge's Brazilian fertilizer subsidiary. Bunge has been consolidating Bunge Alimentos and Bunge Fertilizantes since 1997. The acquisition was accounted for under the purchase method as a step acquisition of minority interest.

          At June 30, 2005, Bunge completed the purchase price allocation related to this acquisition. As a result of this transaction, Bunge recognized $137 million of long-lived assets and deferred tax liabilities.

          Other Business Acquisitions—During the six months ended June 30, 2005, Bunge completed additional acquisitions having an aggregate purchase price of approximately $24 million of which approximately $20 million related to the purchase of a premium bottled oil brand from Molinos International, a subsidiary of Molinos Rio de la Plata S.A. The acquisition encompasses exclusive rights to the Ideal™ premium oil brand in Russia and the former Soviet Union countries. Bunge has assigned this brand to the edible oil products segment. Bunge recognized $6 million of goodwill on these transactions as of June 30, 2005.

5.     OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	June 30, 2005	December 31, 2004
	(Unaudited)
Prepaid commodity purchase contracts	$139	$37
Secured advances to suppliers	543	697
Unrealized gain on derivative contracts	243	310
Recoverable taxes	239	138
Marketable securities	13	14
Other	372	381

Total	$1,549	$1,577

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL

          At June 30, 2005, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2004	$157	$8	$2	$167
Goodwill acquired(1)	8	—	—	8
Reclassification from intangible assets	4	—	—	4
Foreign exchange translation	16	—	—	16
Tax benefit on goodwill amortization(2)	(6)	—	—	(6)

Balance, June 30, 2005	$179	$8	$2	$189

  (1)
  Reflects the allocation of the excess of the cost to acquire the minority interest in Bunge Brasil and certain other smaller acquisitions in Europe over the historical book value (see Note 4 of the notes to the condensed consolidated financial statements).
  (2)
  Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.     OTHER INTANGIBLE ASSETS

          Intangible assets consist of the following:

(US$ in millions)	June 30, 2005	December 31, 2004
	(Unaudited)
Trademark/brands-finite lived	$107	$87
Licenses	6	5
Other	13	18

	126	110
Less: Accumulated amortization:
Trademark/brands-finite lived	(4)	(3)
Licenses	(3)	(2)
Other	(1)	(1)

	(8)	(6)
Trademarks/brands-indefinite lived	48	40
Unamortized prior service costs of defined benefit plans	12	12

Intangible assets net of accumulated amortization	$178	$156

          Bunge has assigned a 30-year life to the Ideal™ brand acquired during the six months ended June 30, 2005 (see Note 4 of the notes to the condensed consolidated financial statements).

8.     OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	June 30, 2005	December 31, 2004
	(Unaudited)
Accrued liabilities	$709	$729
Unrealized loss on derivative contracts	324	242
Advances on sales	129	158
Other	48	156

Total	$1,210	$1,285

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     FINANCIAL INSTRUMENTS

          The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of June 30, 2005, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2005.

	Maturity			Fair Value
(US$ in millions)	2008	2014	Total	June 30, 2005
Receive fixed/pay variable notional amount	$500	$500	$1,000	$2
Weighted average variable rate payable(1)	4.559%	4.706%
Weighted average fixed rate receivable	4.375%	5.35%

  (1)
  Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

          Bunge recognized $1 million and $2 million of accrued interest receivable as a reduction of interest expense in the three and six months ended June 30, 2005, respectively, in the condensed consolidated statements of income, relating to its outstanding swap agreements.

10.   RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $118 million and $49 million for the three months ended June 30, 2005 and 2004, respectively, and $197 million and $94 million for the six months ended June 30, 2005 and 2004, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $27 million and $22 million for the three months ended June 30, 2005 and 2004, respectively, and $38 million and $28 million for the six months ended June 30, 2005 and 2004, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Service cost	$2	$2	$4	$4
Interest cost	4	4	8	8
Expected return on plan assets	(4)	(4)	(8)	(8)
Recognized prior service cost	1	1	1	1
Recognized net loss	—	—	1	1

Net periodic benefit cost	$3	$3	$6	$6

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Expected return on plan assets	—	—	—	—
Recognized net loss	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$1

          Bunge expects to contribute approximately $11 million to its defined benefit pension plans and $2 million to its postretirement benefit plans during 2005. As of June 30, 2005, Bunge made contributions to the defined benefit pension plans totaling $6 million. As of June 30, 2005, Bunge made payments to the postretirement benefit plans totaling $1 million.

12.   COMMITMENTS AND CONTINGENCIES

          Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of June 30, 2005 and December 31, 2004 are the following accrued liabilities:

(US$ in millions)	June 30, 2005	December 31, 2004
	(Unaudited)
Tax claims	$190	$153
Labor claims	126	112
Civil and other claims	74	78

Total	$390	$343

          Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including income tax claims, value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to Bunge's operations is subject to varying interpretations arising from the complex nature of Brazilian tax law.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES (continued)

          Labor Claims—The labor claims relate principally to labor claims against Bunge's Brazilian subsidiaries. Court rulings under Brazilian laws have historically been in favor of the employee-plaintiff. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other Claims—The civil and other claims primarily relate to various disputes with suppliers and customers.

          Oleina Holding Arbitration—Bunge has been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (Bunge acquired Cereol in October 2002 from Edision SpA) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, Bunge agreed to pay Cereol's former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and Bunge. Pursuant to Bunge's agreement with Edison relating to its acquisition of Cereol, Bunge was entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes. The net impact of this settlement on Bunge's condensed consolidated financial statements was not material.

        Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$62
Unconsolidated affiliates financing (2)	29
Customer financing (3)	183

Total	$274

(1)	Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $62 million at June 30, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.
(2)
Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES (continued)

(3)	Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees. At June 30, 2005, $54 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at June 30, 2005.

          In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $3,043 million at June 30, 2005. Debt related to these guarantees is included in the condensed consolidated balance sheet at June 30, 2005. There are no significant restrictions on the ability of any of Bunge's subsidiaries to transfer funds to Bunge.

          Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $344 million as of June 30, 2005, of which there was no related amount outstanding as of such date.

13.   COMPREHENSIVE INCOME (LOSS)

                The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income	$113	$112	$211	$182
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 and $0 (2005), $4 and $4 (2004)	199	(77)	154	(104)
Unrealized gains (losses) on commodity futures designated as cash flow hedges, net of tax (expense) benefit of $6 and $4 (2005), $0 and $(2) (2004)	(10)	(1)	(6)	3
Reclassification of realized (gains) losses to net income, net of tax (expense) benefit of $1 and $0 (2005), $0 and $4 (2004)	2	—	—	8

Total comprehensive income (loss)	$304	$34	$359	$89

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   STOCK-BASED COMPENSATION

          Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan. Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards. The non-employee directors' equity incentive plan provides for awards of stock options to Bunge's non-employee directors. To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. Under these equity incentive plans, during the six months ended June 30, 2005, Bunge issued (i) 440,832 common shares upon the exercise of stock options, (ii) 89,186 upon the vesting of certain performance-based restricted stock units and regular time-vested restricted stock units, which included dividend equivalents paid in common shares and (iii) pursuant to an election made by participants, paid out in cash (in lieu of issuing common shares) 114,000 performance-based restricted stock units that had vested.

          In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under APB 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

          In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock unit awards for subsequent changes in the fair market value of the awards. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. Bunge recognized compensation expense of approximately $11 million and $15 million for the three and six months ended June 30, 2005, respectively, related to its restricted stock unit awards.

          In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method. The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except per share data)
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income, as reported	$113	$112	$211	$182
Deduct: total stock-based compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(2)	(2)	(4)	(4)

Pro forma net income	$111	$110	$207	$178

Earnings per common share:
Basic—as reported	$1.02	$1.08	$1.90	$1.79

Basic—pro forma	$1.00	$1.06	$1.87	$1.75

Diluted—as reported(1)	$0.94	$1.00	$1.76	$1.65

Diluted—pro forma(1)	$0.93	$0.98	$1.73	$1.62

  (1)
  The numerator for the calculation of diluted pro forma earnings per share in the three months ended June 30, 2005 and 2004 was adjusted by $1 million and for the six months ended June 30, 2005 and 2004 was adjusted by $2 million for interest expense related to the Convertible Notes (see Note 15 of the notes to the consolidated financial statements).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

          The computation of diluted earnings per common share for the three and six months ended June 30, 2005 and 2004 include the weighted average common shares that would be issuable upon conversion of Bunge's convertible notes. The convertible notes are convertible into Bunge's common shares at the option of a holder, among other circumstances, during any calendar quarter in which the closing price of Bunge's common shares for at least 20 trading days of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402 or approximately $38.57 per share. The initial conversion rate is 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes converted.

          The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income—basic	$113	$112	$211	$182
Interest on Convertible Notes, net of tax	1	1	2	2

Net income—diluted	$114	$113	$213	$184

Weighted average number of common shares outstanding:
Basic	110,986,481	103,434,409	110,870,107	101,725,621
Effect of dilutive shares:
—Stock options and awards	2,130,485	1,678,953	2,110,493	1,743,109
—Convertible Notes	7,776,172	7,778,425	7,776,811	7,778,425

Diluted	120,893,138	112,891,787	120,757,411	111,247,155

Net income per share:
Basic	$1.02	$1.08	$1.90	$1.79

Diluted	$0.94	$1.00	$1.76	$1.65

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.   ARGENTINA

          In 2002, Bunge commenced recording an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuated depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At June 30, 2005 and December 31, 2004, this allowance for recoverable taxes was zero and $27 million, respectively. In the six months ended June 30, 2005, Bunge decreased the remaining balance of this allowance in the amount of $27 million as a result of the Argentine recoverable tax payments being received without delays and the improvement in the Argentine government's financial condition. In the three and six months ended June 30, 2004, Bunge increased this allowance for recoveries of these taxes in the amount of $19 million and $10 million, respectively, as a result of increased purchases of commodity inventories.

17.   SEGMENT INFORMATION

          During the three and six months ended June 30, 2005, Bunge reclassified certain agribusiness product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the three and six months ended June 30, 2004 have been reclassified to conform to the current period presentation.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
	(Unaudited)
Three months ended June 30, 2005
Net sales to external customers	$4,481	$431	$746	$214	$—	$5,872
Intersegment revenues	528	—	19	4	(551)	—
Gross profit	235	97	58	37	—	427
Foreign exchange gain (loss)	22	1	1	(1)	—	23
Interest income	9	10	—	1	6	26
Interest expense	(32)	(9)	(8)	(1)	—	(50)
Segment operating profit	113	37	4	23	—	177
Depreciation, depletion and amortization	$(28)	$(26)	$(11)	$(3)	$—	$(68)
Three months ended June 30, 2004
Net sales to external customers	$4,924	$524	$1,013	$196	$—	$6,657
Intersegment revenues	327	—	5	2	(334)	—
Gross profit	298	116	59	23	—	496
Foreign exchange loss	(45)	(13)	—	—	(6)	(64)
Interest income	3	11	3	2	5	24
Interest expense	(29)	(9)	(8)	(1)	(15)	(62)
Segment operating profit	122	67	16	13	—	218
Depreciation, depletion and amortization	$(20)	$(17)	$(10)	$(3)	$—	$(50)
Six months ended June 30, 2005
Net sales to external customers	$8,556	$834	$1,525	$408	$—	$11,323
Intersegment revenues	1,054	—	25	10	(1,089)	—
Gross profit	461	167	122	62	—	812
Foreign exchange gain (loss)	26	(16)	—	(1)	(2)	7
Interest income	13	23	1	1	11	49
Interest expense	(62)	(23)	(16)	(3)	(3)	(107)
Segment operating profit	220	46	15	35	—	316
Depreciation, depletion and amortization	$(53)	$(49)	$(23)	$(6)	$—	$(131)
Six months ended June 30, 2004
Net sales to external customers	$9,183	$890	$1,927	$396	$—	$12,396
Intersegment revenues	647	—	6	7	(660)	—
Gross profit	510	201	109	41	—	861
Foreign exchange loss	(50)	(24)	—	—	(6)	(80)
Interest income	5	20	6	3	6	40
Interest expense	(60)	(20)	(14)	(3)	(17)	(114)
Segment operating profit	200	108	27	19	—	354
Depreciation, depletion and amortization	$(41)	$(34)	$(20)	$(6)	$—	$(101)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION (continued)

          A reconciliation of income from operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)
	2005	2004	2005	2004
	(Unaudited)
Income from operations before income tax and minority interest	$187	$201	$344	$347
Unallocated expenses—net(1)	(10)	17	(28)	7

Total segment operating profit	$177	$218	$316	$354

  (1)
  Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

18.   SUBSEQUENT EVENTS

          In July 2005, Bunge completed the sale of $400 million aggregate principal amount of unsecured senior notes bearing interest at 5.10% per year that mature in July 2015. The notes were issued by Bunge's wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. Interest on these unsecured senior notes is payable semi-annually in arrears in January and July of each year, commencing in January 2006. Bunge used the net proceeds of this offering, approximately $396 million, for the repayment of outstanding indebtedness.

          In addition, during July and August 2005, Bunge entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing its interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015. Under the terms of the interest rate swaps, Bunge will make payments based on six-month LIBOR in arrears, and will receive fixed interest rates. The interest rate swaps settle every six months until expiration.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2005 Overview

        Our agribusiness results for the second quarter of 2005 were lower than last year despite higher volume compared to the second quarter of 2004. Agribusiness volumes for the second quarter of 2005 increased over the second quarter of 2004 as customers responded to lower agricultural commodity and freight prices as compared to last year's higher prices. The USDA estimates that global protein meal consumption will rise by over 6% this year versus last year's drought reduced volumes and that vegetable oil consumption will rise by over 7%. Margins and results from freight management declined in the second quarter of 2005 compared to the same period last year which benefited from unusual volatility caused by a shortage of soybeans in the United States and higher capacity utilization of ocean freight vessels that contributed to higher freight rates. Canadian softseed profitability in the second quarter of 2005 suffered from poor canola seed quality and lower margins, which were below last year's record level. Softseed profitability in the second quarter of 2004 benefited from the shortage of soybeans during that period. Our agribusiness results also suffered from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. In the second quarter of 2005, the average Brazilian real-U.S. dollar exchange rate was R$2.48, compared to R$3.05 in the second quarter of 2004, a 19% strengthening of the Brazilian real.

        Our fertilizer results for the second quarter of 2005 were lower than the second quarter of 2004 due to a decline in volumes as farmers reduced and delayed fertilizer purchases. Drought conditions in southern Brazil reduced the 2005 soybean crop which pressured farmers in that region. As a result, these farmers reduced planting for the winter crop, waited for higher commodity prices and/or a weaker Brazilian real to commercialize their crop and deferred fertilizer purchases as they lobbied for assistance from the Brazilian government, which announced an assistance program in July 2005. This is in contrast to last year when farmers purchased fertilizer earlier in the year to take advantage of lower prices anticipating that fertilizer prices were going to increase. Consequently, we expect a higher proportion of fertilizer sales to occur in the second half of 2005 as compared to 2004.

Fertilizer sales are typically slow in the first half of the year, during which time we build-up inventories for the South American planting season that occurs in the second half of the year. The impact of lower volumes on our results was partially offset by benefits from higher international prices for nitrogen-based fertilizer raw materials. In addition, our fertilizer results also suffered from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Fertilizer results were also negatively impacted by higher expenses, primarily increases in bad debt expenses.

        Despite lower raw material costs in Brazil and the United States, our edible oil results for the second quarter of 2005 declined in all regions. Results in Eastern Europe were negatively affected by increased competition and higher energy costs which resulted in lower margins and higher selling, general and administrative (SG&A) expenses. Margin pressure in Eastern Europe was exacerbated by poor crop quality and low yields from the 2003/2004 crop. Raw material availability and crop quality are expected to improve when the new crop is harvested in the third and fourth quarters of 2005.

        Our milling product segment results for the second quarter of 2005 were higher than the second quarter of 2004. Wheat milling products benefited from higher selling prices resulting from an increase in wheat prices caused when the market outlook for the international wheat crop deteriorated. We had made our wheat purchases prior to the increase in wheat prices.

Segment Results

        In the first quarter of 2005, we reclassified certain agribusiness product lines from the edible oils products segment to the agribusiness segment. As a result, amounts for the three and six months ended June 30, 2004 have been reclassified to conform to the current period presentation.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,				Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2005	2004	Change		2005	2004	Change
Volumes (in thousands of metric tons):
Agribusiness	27,880	24,944	12%		50,900	44,972	13%
Fertilizer	1,927	2,634	(27)%		3,656	4,394	(17)%
Edible oil products	1,160	1,178	(2)%		2,309	2,216	4%
Milling products	944	1,034	(9)%		1,929	2,000	(4)%

Total	31,911	29,790	7%		58,794	53,582	10%

Net sales:
Agribusiness	$4,481	$4,924	(9)%		$8,556	$9,183	(7)%
Fertilizer	431	524	(18)%		834	890	(6)%
Edible oil products	746	1,013	(26)%		1,525	1,927	(21)%
Milling products	214	196	9%		408	396	3%

Total	$5,872	$6,657	(12)%		$11,323	$12,396	(9)%

Cost of goods sold:
Agribusiness	$(4,246)	$(4,626)	(8)%		$(8,095)	$(8,673)	(7)%
Fertilizer	(334)	(408)	(18)%		(667)	(689)	(3)%
Edible oil products	(688)	(954)	(28)%		(1,403)	(1,818)	(23)%
Milling products	(177)	(173)	2%		(346)	(355)	(3)%

Total	$(5,445)	$(6,161)	(12)%		$(10,511)	$(11,535)	(9)%

Gross profit:
Agribusiness	$235	$298	(21)%		$461	$510	(10)%
Fertilizer	97	116	(16)%		167	201	(17)%
Edible oil products	58	59	(2	) %	122	109	12%
Milling products	37	23	61%		62	41	51%

Total	$427	$496	(14)%		$812	$861	(6)%

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2005	2004	Change	2005	2004	Change
Selling, general and administrative expenses:
Agribusiness	$(121)	$(105)	15%	$(218)	$(205)	6%
Fertilizer	(62)	(38)	63%	(105)	(69)	52%
Edible oil products	(47)	(38)	24%	(92)	(74)	24%
Milling products	(13)	(11)	18%	(24)	(22)	9%

Total	$(243)	$(192)	27%	$(439)	$(370)	19%

Foreign exchange gain (loss):
Agribusiness	$22	$(45)		$26	$(50)
Fertilizer	1	(13)		(16)	(24)
Edible oil products	1	—		—	—
Milling products	(1)	—		(1)	—

Total	$23	$(58)		$9	$(74)

Interest income:
Agribusiness	$9	$3	200%	$13	$5	160%
Fertilizer	10	11	(9)%	23	20	15%
Edible oil products	—	3	(100)%	1	6	(83)%
Milling products	1	2	(50)%	1	3	(67)%

Total	$20	$19	5%	$38	$34	12%

Interest expense:
Agribusiness	$(32)	$(29)	10%	$(62)	$(60)	3%
Fertilizer	(9)	(9)	—%	(23)	(20)	15%
Edible oil products	(8)	(8)	—%	(16)	(14)	14%
Milling products	(1)	(1)	—%	(3)	(3)	—%

Total	$(50)	$(47)	6%	$(104)	$(97)	7%

Segment operating profit:
Agribusiness	$113	$122	(7)%	$220	$200	10%
Fertilizer	37	67	(45)%	46	108	(57)%
Edible oil products	4	16	(75)%	15	27	(44)%
Milling products	23	13	77%	35	19	84%

Total(1)	$177	$218	(19)%	$316	$354	(11)%

Depreciation, depletion and amortization:
Agribusiness	$28	$20	40%	$53	$41	29%
Fertilizer	26	17	53%	49	34	44%
Edible oil products	11	10	10%	23	20	15%
Milling products	3	3	—%	6	6	—%

Total	$68	$50	36%	$131	$101	30%

Net income	$113	$112	1%	$211	$182	16%

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

        Below is a reconciliation of income from operations before income tax and minority interest to total segment operating profit.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)
	2005	2004	2005	2004
	(Unaudited)
Income from operations before income tax and minority interest	$187	$201	$344	$347
Unallocated (income) expenses—net(1)	(10)	17	(28)	7

Total segment operating profit	$177	$218	$316	$354

(1)	Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

        Agribusiness Segment.    Agribusiness segment net sales decreased 9% due to lower average selling prices for agricultural commodity products, partially offset by a 12% increase in volumes. The decrease in average selling prices was primarily due to a recovery in U.S. and global supplies of grains and oilseeds resulting from increased global production. Agribusiness volumes increased over last year as customers responded to lower prices in 2005 for agricultural commodities compared to last year's high prices.

        Cost of goods sold decreased 8% primarily due to lower raw material costs. Included in cost of goods sold in the second quarter of 2005 was a reversal of a $14 million provision for a transactional tax due to a favorable tax ruling. Included in cost of goods sold in the second quarter of 2004 was a $19 million charge relating to reserves for recoverable taxes due from the Argentine government. Gross profit decreased 21% primarily due to lower results from freight management and from our Canadian softseed operations and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        SG&A increased 15% primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars, higher employee costs related to higher variable compensation expenses and additional expenses relating to building our agribusiness operations in Eastern Europe.

        Segment operating profit decreased 7% primarily due to lower gross profit and higher SG&A expenses partially offset by foreign exchange gains. The appreciation of the Brazilian real against the U.S. dollar at June 30, 2005 compared to March 31, 2005 resulted in exchange gains on our U.S. dollar net monetary liability position in Brazil. At June 30, 2004, the Brazilian real devalued against the U.S. dollar versus the value at March 31, 2004, which resulted in foreign exchange losses.

        Fertilizer Segment.    Fertilizer segment net sales decreased 18% primarily due to a 27% decrease in volumes offset in part by an increase in average selling prices. Retail volumes declined as farmers postponed their fertilizer purchases in anticipation of better prices for soybeans and/or a weaker Brazilian real versus the U.S. dollar to sell their 2005 crop and determine their planting intentions for the 2005/2006 crop year. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials. In Brazil, farmers use fertilizers with higher levels of nitrogen when planting certain crops such as sugar cane and coffee.

        Cost of goods sold decreased 18% primarily due to the lower volumes partially offset by increases in imported raw material costs, higher operational and depreciation expenses attributable to new mixing, granulation and acidulation plants that commenced production after the first quarter of 2004 and higher costs associated with the effects of a stronger Brazilian real in the second quarter of 2005 compared to second quarter of 2004. In addition, cost of goods sold in the second quarter of 2005 was reduced as a result of $35 million of value-added tax credits related to taxes we paid in prior periods. Legislation passed in May 2005 permitted companies to record a tax credit for certain fertilizer inputs. Value-added taxes are a normal cost component of our gross profit.

        Gross profit decreased by 16% primarily due to lower volumes, increases in imported raw material costs, operational and depreciation expenses. SG&A increased 63% due primarily to higher bad debt and employee expenses and the effects of a stronger Brazilian real in the second quarter of 2005 compared to second quarter of 2004.

        Segment operating profit decreased 45% primarily due to the decrease in gross profit and increases in SG&A partially offset by lower financial costs. The appreciation of the Brazilian real against the U.S. dollar during the second quarter of 2005 compared to March 31, 2005 resulted in exchange gains on our U.S. dollar net monetary liability position in Brazil. In the second quarter of 2004, the Brazilian real devalued against the U.S. dollar versus the value at March 31, 2004, which resulted in foreign exchange losses. The foreign exchange results for the second quarter of 2005 and 2004 also included hedging expenses resulting from an increase in U.S. dollar denominated debt funding our fertilizer segment working capital.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 26% primarily due to lower average selling prices caused by a decrease in raw material costs and a 2% decrease in volumes. Higher volumes in the United States and Eastern Europe were more than offset by lower volumes in Canada associated with processing poor quality canola seeds.

        Cost of goods sold decreased 28% primarily due to lower raw material costs and volumes offset by increases in energy costs and higher costs associated with the effects of a stronger Brazilian real. Gross profit decreased 2% primarily due to lower volumes and higher operational costs.

        SG&A increased 24% primarily due to higher advertising expenses in Poland, relating to the launch of our margarine brand and in Brazil, relating to the marketing of our margarine brand, increased employee costs in Europe and the effects of a stronger Brazilian and Romanian currencies on local currency costs when translated into U.S. dollars. The increase in employee costs was related to building our sales force in Russia.

        Segment operating profit decreased 75%, despite the lower raw material costs in Brazil and the United States, primarily because of the decrease in gross profit and the increase in SG&A.

        Milling Products Segment.    Milling products segment net sales increased 9% primarily due to higher average selling prices for wheat milling products as a result of increases in international wheat prices. Average selling prices for corn milling products were slightly lower. Partially offsetting this increase in net sales was a decrease in wheat volumes as customers delayed wheat purchases in anticipation of lower selling prices.

        Cost of goods sold increased 2% despite the lower sales volumes primarily due to higher energy costs and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Wheat milling cost of goods sold benefited from lower raw material prices as we purchased most of our inventory prior to the increase in wheat international prices. Gross profit increased 61% primarily due to higher average selling prices for wheat milling products, lower raw material costs and a more profitable mix of products sold.

        Segment operating profit increased 77% as a result of the improvement in gross profit.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions, except percentages)
	2005	2004	Change
Interest income	$26	$24	8%
Interest expense	(50)	(62)	(19)%
Foreign exchange gains (losses)	23	(64)

        Interest income increased 8% primarily due to higher average balances of interest bearing accounts receivable. Interest expense decreased 19% due to lower average borrowings for the second quarter of 2005 compared to the second quarter of 2004. The lower average borrowings were a result of lower average working capital levels due to the decline in agricultural commodity prices.

        Foreign exchange gains of $23 million related to our U.S. dollar net monetary liability position in Brazil were primarily due to the 13% appreciation in the value of the Brazilian real in the second quarter of 2005 versus the U.S. dollar. In the second quarter of 2004, the Brazilian real devalued 6% against the U.S. dollar, resulting in exchange losses.

        Other Income (Expense)—net.    Other income (expense)—net increased $5 million to $4 million in the second quarter of 2005 from a net expense of $1 million in the second quarter of 2004 primarily due to higher earnings from Bunge's French oilseed processing joint venture.

        Income Tax Expense.    Income tax expense decreased $6 million to $52 million in the second quarter of 2005 from $58 million in the second quarter of 2004. Our effective tax rate for the second quarter of 2005 decreased to 28%, compared to 32% in fiscal 2004. The decrease in our effective tax rate was primarily due to higher earnings in lower tax jurisdictions.

        Minority Interest.    Minority interest expense decreased $9 million to $22 million in the second quarter of 2005 from $31 million in the second quarter of 2004 primarily due to our acquisition in the third and fourth quarter of 2004 of the remaining 17% minority interest of Bunge Brasil S.A. Bunge now owns 100% of Bunge Brasil.

        Net Income.    Net income increased $1 million to $113 million in the second quarter of 2005 from $112 million in the second quarter of 2004. Net income for the second quarter of 2005 includes the $20 million of value added tax credits, net of tax, relating to a change in tax laws and a reversal of a provision relating to a transactional tax in the amount of $10 million, net of tax, due to a favorable tax ruling.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

        Agribusiness Segment.    Agribusiness segment net sales decreased 7% due to lower average selling prices for agricultural commodity products, partially offset by a 13% increase in volumes. The decrease in average selling prices was primarily due to increased global production of grains and oilseeds. Agribusiness volumes increased as customers responded to lower prices in 2005 for agricultural commodities compared to last year's higher prices.

        Cost of goods sold decreased 7% primarily due to lower raw material costs. Included in cost of goods sold in the six months ended June 30, 2005 was a $27 million decrease in our remaining balance of the allowance for recoverable taxes in Argentina primarily as a result of payments being received without delays and the significant improvement in the Argentine government's financial condition and a reversal of a $14 million provision for a transactional tax due to a favorable tax ruling. The six months ended June 30, 2004 included a $10 million increase in our allowance for Argentine recoverable taxes.

        Gross profit decreased 10% primarily due to lower results from freight management and lower margins from our Canadian softseed operations and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        SG&A increased 6% primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars, higher employee costs related to higher variable compensation expenses and additional expenses relating to building our agribusiness operations in Eastern Europe.

        Segment operating profit increased 10% primarily due to the higher volumes, decreases in the balance of our allowance for recoverable taxes, the reversal of a provision relating to a transactional tax due to a favorable tax ruling and lower financial costs. The appreciation of the Brazilian real against the U.S. dollar during the six months ended June 30, 2005 compared to December 31, 2004 resulted in exchange gains on our U.S. dollar net monetary liability position in Brazil. In the six months ended June 30, 2004, the Brazilian real devalued against the U.S. dollar versus the value at December 31, 2003, which resulted in foreign exchange losses.

        Fertilizer Segment.    Fertilizer segment net sales decreased 6% primarily due a 17% decrease in overall volumes offset in part by an increase in average selling prices. Retail volumes declined as farmers postponed their fertilizer purchases in anticipation of better prices for soybeans and/or a weaker Brazilian real versus the U.S. dollar to sell their 2005 crop and determine their plant intentions for the 2005/2006 crop year. Partially offsetting the volume decline was an increase in nitrogen sales volumes in the six months ended June 30, 2005 versus the same period in 2004 as Brazilian farmers responded to sugar cane prices by increasing their sugar cane plantings. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials.

        Cost of goods sold decreased 3% primarily due to the lower volumes offset by increases in imported raw material costs, higher operational and depreciation expenses attributable to new mixing, granulation and acidulation plants that commenced production after the first quarter of 2004 and higher costs associated with the effects of a stronger Brazilian real in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In addition, cost of goods sold in the six months ended June 30, 2005 included $28 million in value-added tax credits related to taxes paid by us in prior periods. Legislation passed in May 2005 permitted companies to record a tax credit for certain fertilizer inputs. Value-added taxes are a normal cost component of our gross profit. Gross profit decreased by 17% primarily due to lower volumes, increases in raw material costs, operational and depreciation expenses.

        SG&A increased 52% due primarily to higher bad debt and employee expenses and due to the effects of a stronger Brazilian real in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

        Segment operating profit decreased 57% primarily due to the decrease in gross profit and increases in SG&A partially offset by lower financial costs.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 21% primarily due to lower average selling prices caused by a decrease in raw material costs. The decrease in net sales was partially offset by a 4% increase in volume. Our volumes increased in all regions as a result of the lower selling prices which helped stimulate customer demand.

        Cost of goods sold decreased 23% primarily due to lower raw material costs. Gross profit increased 12% primarily due to the increase in sales volumes, lower raw material costs and a more profitable product mix in most locations.

        SG&A increased 24% primarily due to higher advertising expenses in Poland, relating to the launch of our margarine brand and in Brazil, relating to the marketing of our margarine brand, increased employee costs in Europe and the effects of stronger Brazilian and Romanian currencies on local currency costs when translated into U.S. dollars. The increase in employee costs was related to building our sales force in Russia.

        Segment operating profit decreased 44% primarily due to the increase in SG&A.

        Milling Products Segment.    Milling products segment net sales increased 3% primarily due to higher average selling prices for wheat milling products as a result of increases in international wheat prices. Average selling prices for corn milling products were slightly lower. Partially offsetting the increase in net sales was a 4% decrease in wheat volumes as customers delayed wheat purchases in anticipation of lower selling prices.

        Cost of goods sold decreased 3% primarily due the lower sales volumes and lower raw material costs as we purchased most of our wheat milling inventories prior to the increase in international prices. Offsetting the decrease was higher energy costs and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit increased 51% primarily due to higher average selling prices for wheat milling products, lower raw material costs and a more profitable mix of products sold.

        Segment operating profit increased 84% as a result of the improvement in gross profit.

        Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Six Months Ended June 30,
(US$ in millions, except percentages)
	2005	2004	Change
Interest income	$49	$40	23%
Interest expense	(107)	(114)	(6)%
Foreign exchange gains (losses)	7	(80)

        Interest income increased 23% primarily due to higher average balances of interest bearing accounts receivable. Interest expense decreased 6% due to lower average borrowings for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 partially offset by higher average interest rates on short-term debt. The lower average borrowings were a result of lower average working capital levels due to the decline in agricultural commodity prices.

        Foreign exchange gains of $7 million related to our U.S. dollar net monetary liability position in Brazil were primarily due to the 13% appreciation in the value of the Brazilian real in the six months ended June 30, 2005 versus the U.S. dollar. The foreign exchange gains are net of related hedging costs. In contrast, in the six months ended June 30, 2004, the value of the Brazilian real decreased by 7% against the U.S. dollar resulting in exchange losses of $80 million, including related hedging costs.

        Other Income (Expense)—net.    Other income (expense)—net increased $12 million to $22 million in the six months ended June 30, 2005 from $10 million in the six months ended June 30, 2004 primarily due to higher earnings from Bunge's French oilseed processing and German biodiesel joint ventures. The six months ended June 30, 2004 included a pretax gain of $5 million from the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo S.A.

        Income Tax Expense.    Income tax expense decreased $20 million to $96 million in the six months ended June 30, 2005 from $116 million in the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 decreased to 28% compared to 32% in fiscal 2004. The decrease in our effective tax rate was primarily due to higher earnings in lower tax jurisdictions.

        Minority Interest.    Minority interest expense decreased $12 million to $37 million in the six months ended June 30, 2005 from $49 million in the six months ended June 30, 2004, primarily due to our acquisition in the third and fourth quarter of 2004 of the remaining 17% minority interest of Bunge Brasil S.A. Bunge now owns 100% of Bunge Brasil.

        Net Income.    Net income increased $29 million to $211 million in the six months ended June 30, 2005 from $182 million in the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 includes the reversal of valuation allowances on recoverable taxes of $19 million, net of tax, the value-added tax credits of $17 million, net of tax, relating to a change in tax laws and a reversal of a transactional tax provision for $10 million, net of tax, due to a favorable tax ruling. Net income for the six months ended June 30, 2004 includes additional valuation allowances of $7 million, net of tax, and the $3 million gain, net of tax, from the exchange of our Brazilian retail flour assets.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.84 at June 30, 2005 and 1.71 at December 31, 2004.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $414 million at June 30, 2005 and $432 million at December 31, 2004.

        Included in our inventories were readily marketable inventories of $2,138 million at June 30, 2005 and $1,264 million at December 31, 2004. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in readily marketable inventories was primarily due to acquisitions of inventories from South American farmers, which were harvested in March, April and May.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms up to 180 days. The due dates are determined based upon when the farmers purchase our fertilizers and the anticipated completion and sale of the farmers' crop, as the farmers' cash flow is cyclical and their cash flow provided by operations is generated after the crop is harvested. The payment terms for these accounts receivable are typically renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to pay their balances due us. In certain regions in Brazil, the 2005 crop was poor in quantity and yield primarily due to a lack of rain. As a result of the extension of credit terms and concerns about the collectibility of some of the accounts, we have increased our reserve for doubtful accounts in the fertilizer segment to $90 million at June 30, 2005 from $62 million at December 31, 2004. At June 30, 2005, our gross amount of fertilizer segment accounts receivable was $489 million compared to a gross amount of $545 million at December 31, 2004. We closely monitor the recoverability of these accounts.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and advances to farmers. These arrangements are typically secured by the farmer's crop and mortgages on the farmer's land and other assets and are generally settled through the delivery of the related crop to us upon harvest. At June 30, 2005, we had $801 million in prepaid commodity purchase contracts and advances to farmers compared to $932 million at December 31, 2004. Against these outstanding balances, we also had accounts payables reflecting soybeans which had been delivered by these farmers to our facilities with a value of $236 million as of June 30, 2005 and $38 million as of December 31, 2004. The allowance for uncollectible advances totaled $45 million at June 30, 2005 and $43 million at December 31, 2004. We closely monitor the collectibility of these accounts.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly-owned financing subsidiaries fund the master trust with long and short-term debt obtained from third parties, including through our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At June 30, 2005, we had approximately $1,900 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $820 million was unused and available at June 30, 2005.

        At June 30, 2005, we had $311 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines entered into by our wholly owned subsidiary, which expire in June 2007, equal to the maximum capacity of our commercial paper program of $600 million. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its wholly owned subsidiary. At June 30, 2005, no amounts were outstanding under these back-up bank credit lines.

        Our short-term and long-term debt increased by $620 million at June 30, 2005 from December 31, 2004 primarily due to the acquisition of inventories in South America.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2005 and 2008. At June 30, 2005, we had $355 million outstanding under these long-term debt facilities. Of this amount, at June 30, 2005, $180 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $633 million.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of June 30, 2005.

        In September 2004, we entered into interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. Under the terms of the interest rate swaps, we make payments based on six-month LIBOR in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008. The interest rate swaps settle every six months until expiration. Accrued interest receivable of $2 million relating to these swaps was recorded as a reduction to interest expense in the six months ended June 30, 2005 in the condensed consolidated statements of income.

        In May 2005, we renewed our €455 million European revolving credit agreement with a one-year term.

        In July 2005, we completed an offering of $400 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 5.10% per year that mature in July 2015. The notes were issued by our wholly owed finance subsidiary, Bunge Limited Finance Corp. and are fully and unconditionally guaranteed by Bunge

Limited. Interest on these unsecured senior notes is payable semi-annually in arrears in January and July of each year, commencing in January 2006. We used the net proceeds of this offering of $396 million for the repayment of outstanding indebtedness.

        In addition, during July and August 2005, we entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing our interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR in arrears, and will receive fixed interest rates. The interest rate swaps settle every six months until expiration.

        Shareholders' Equity.    Shareholders' equity increased to $3,718 million at June 30, 2005 from $3,375 million at December 31, 2004 as a result of the net income of $211 million and $14 million attributable (i) primarily to the issuance of our common shares upon the exercise of employee stock options and restricted stock units that had vested and (ii) other comprehensive income of $148 million, which includes foreign exchange gains of $154 million. This increase was partially offset by dividends paid to shareholders of $30 million.

  Cash Flows

        In the six months ended June 30, 2005, our cash and cash equivalents balance decreased $18 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $35 million increase in our cash and cash equivalents balance in the six months ended June 30, 2004.

        Our operating activities used cash of $349 million in the six months ended June 30, 2005, compared to cash used of $316 million in the six months ended June 30, 2004. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which typically occurs in March, April and May. In addition, we are also building fertilizer inventories in anticipation of sales to the farmers who typically begin purchasing the bulk of their fertilizer products in the third and fourth quarters.

        Cash used by investing activities was $218 million in the six months ended June 30, 2005, compared to cash used of $165 million in the six months ended June 30, 2004. Payments made for capital expenditures included investments in property, plant and equipment that totaled $212 million and consisted primarily of additions under our normal capital expenditure plan. Maintenance capital expenditures were $37 million in the six months ended June 30, 2005, compared to $46 million in the six months ended June 30, 2004. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in the six months ended June 30, 2005 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. Major capital projects in the six months ended June 30, 2005 include the expansion of our Brazilian fertilizer mixing and phosphoric acid production capacity (including additional investments in logistics), investments in export terminal operations in Argentina, expansion of our oilseed processing capabilities and port facilities in Spain and Eastern Europe, and expansion of oilseed processing and grain origination capabilities in Russia.

        Acquisitions of businesses and other intangible assets included in cash flows from investing activities were $24 million in the six months ended June 30, 2005, which included $20 million for the Ideal™ premium bottled oil brand in Russia and the former Soviet Union countries. In the six months ended June 30, 2004, acquisitions of businesses and other intangible assets and investments in affiliates included $27 million for the acquisition of the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, and $28 million in existing and new business alliances in South America and Eastern Europe. Also included in cash flow from investing activities in the six months ended June 30, 2004 was $7 million received in connection with the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo.

        Cash provided by financing activities was $544 million in the six months ended June 30, 2005, compared to cash provided of $533 million in the six months ended June 30, 2004. In the six months ended June 30, 2005 and 2004, we increased our borrowings of long-term debt primarily to finance our additional working capital requirements and fund our investing activities. Dividends paid to our shareholders in the six months ended June 30, 2005 were $30 million and were $22 million in the six months ended June 30, 2004.

  Guarantees

        We have issued or were a party to the following guarantees at June 30, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$62
Unconsolidated affiliates financing (2)	29
Customer financing (3)	183

Total	$274

(1)	Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $62 million at June 30, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(3)
We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees. At June 30, 2005, $54 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at June 30, 2005.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $3,043 million at June 30, 2005. Debt related to these guarantees is included in the condensed consolidated balance sheet at June 30, 2005. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $344 million as of June 30, 2005, of which there was no related amount outstanding as of such date.

Dividends

        On May 26, 2005, we announced that our board of directors approved an increase in our regular quarterly cash dividend from $0.13 per share to $0.15 per share, which will be payable on August 29, 2005 to shareholders of record on August 15, 2005. On May 31, 2005, we paid a regular cash dividend of $0.13 per share to shareholders of record on May 17, 2005.

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

Recent Accounting Pronouncements

        In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principle Bulletin Opinion No. 20 (Opinion No. 20). SFAS No. 154 replaces Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements,carrying forward many provisions of Opinion No. 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

        In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Assets Retirement Obligations an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. We are currently evaluating FIN 47 to determine the impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. At the time of its issuance, SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005. In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R. The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company's first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end, the effective date is January 1, 2006. We currently report stock compensation based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with pro forma disclosures regarding fair value.

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

	Six Months Ended June 30, 2005		Year Ended December 31, 2004
(US$ in millions)
	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$230	$23	$414	$41
Highest short position	(172)	(17)	(13)	(1)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,139 million as of June 30, 2005 and $961 million as of December 31, 2004. The balance of permanently invested intercompany borrowings increased $178 million in six months ended June 30,

2005 in order to fund capital expenditures in Brazil. Included in other comprehensive income (loss) are foreign exchange gains of $130 million in the six months ended June 30, 2005 and foreign exchange gains of $96 million in the year ended December 31, 2004, related to permanently invested intercompany loans.

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

(US$ in millions)	June 30, 2005	December 31, 2004
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,512)	$(1,091)
Market risk	(151)	(109)
Agricultural commodities inventories	1,716	988
Net currency long (short) position, less agricultural commodities inventories	204	(103)
Market risk	$20	$(10)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(270)	$(81)
Market risk	(27)	(8)
Agricultural commodities inventories	269	93
Net currency (short) long position, less agricultural commodities inventories	(1)	12
Market risk	$—	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(265)	$(320)
Market risk	(27)	(32)
Agricultural commodities inventories	276	283
Net currency long (short) position, less agricultural commodities inventories	11	(37)
Market risk	$1	$(4)

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the six months ended June 30, 2005.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. In September 2004, we entered into various new interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. We have accounted for these swap agreements as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative

Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of June 30, 2005, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2005.

	Maturity			Fair Value
(US$ in millions)
	2008	2014	Total	June 30, 2005
Receive fixed/pay variable notional amount	$500	$500	$1,000	$2
Weighted average variable rate payable (1)	4.559%	4.706%
Weighted average fixed rate receivable	4.375%	5.35%

    (1)
    Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

        We recognized $1 million and $2 million of accrued interest receivable as a reduction of interest expense in the three months and six months ended June 30, 2005, respectively, in the condensed consolidated statements of income, relating to our outstanding swap agreements.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        Internal Control Over Financial Reporting—During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Oleina Holding Arbitration—We have been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (we acquired Cereol in October 2002 from Edision SpA) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, we agreed to pay Cereol's former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and us. Pursuant to our agreement with Edison relating to our acquisition of Cereol, we were entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes. The net impact of this settlement on our condensed consolidated financial statements was not material.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 27, 2005, we held our Annual General Meeting of Shareholders (Meeting). Proxies for the Meeting were solicited and the proposals described below were submitted to a vote of our shareholders at the Meeting and were all passed. The following is a brief description of each matter voted on and the results of the voting.

  •
  Proposal 1. To elect the four nominees as our Class III directors.
	Votes For	Withheld
Ernest G. Bachrach	97,051,243	779,211
Enrique H. Boilini	97,156,113	674,341
Michael H. Bulkin	97,049,938	780,516
Paul H. Hatfield	97,065,853	764,601

        In addition, the following directors continue to serve after the Meeting: Alberto Weisser, Jorge Born, Jr., Octavio Caraballo, Francis Coppinger, Bernard de La Tour d'Auvergne Lauraguais, William Engles and Carlos Braun Saint.

  •
  Proposal 2. To appoint Deloitte & Touche LLP as our independent auditor for the fiscal year ending December 31, 2005 and to authorize our Board of Directors, acting through the Audit Committee, to determine the independent auditor's fees. There were 97,563,757 votes for, 140,036 votes against, 126,661 abstentions and zero broker non-votes.

  •
  Proposal 3A. To approve the amendments to our Bye-laws 11 and 41 as renumbered relating to the number, tenure and election of directors. There were 81,934,281 votes for, 15,488,115 votes against, 408,058 abstentions and zero broker non-votes.

  •
  Proposal 3B. To approve the addition of Bye-law 35 and consequent renumbering of our bye-laws relating to the nomination of directors by shareholders. There were 82,596,113 votes for, 14,545,265 votes against, 689,076 abstentions and zero broker non-votes.

  •
  Proposal 3C. To approve the amendments to our Bye-laws 7, 15(2), 17 and 18(3) relating to requirements for action by the Board of Directors. There were 87,790,056 votes for, 9,663,836 votes against, 376,562 abstentions and zero broker non-votes.

  •
  Proposal 3D. To approve the amendments to our Bye-laws 3(1), 3(2) and 34 relating to shareholder proposals. There were 88,138,234 votes for, 9,321,015 votes against, 371,205 abstentions and zero broker non-votes.

  •
  Proposal 3E. To approve the amendments to our Bye-law 49(3) as renumbered relating to shareholder approval of common share issuances. There were 96,572,125 votes for, 609,304 votes against, 339,841 abstentions and 309,184 broker non-votes.

  •
  Proposal 3F. To approve the amendments to our Bye-laws 1(1), 49(4) and 50(2) as renumbered, where applicable, relating to a clarification regarding our rights agreement. There were 96,506,313 votes for, 669,890 votes against, 345,067 abstentions and 309,184 broker non-votes.

  •
  Proposal 3G. To authorize our Board of Directors to appoint additional directors from time-to-time in accordance with proposed Bye-law 11. There were 83,713,137 votes for, 13,621,023 votes against, 187,110 abstentions and 309,184 broker non-votes.

  •
  Proposal 4. To approve our Annual Incentive Plan and material terms of executive officer performance measures for the purposes of section 162(m) of the Internal Revenue Code. There were 96,283,810 votes for, 944,566 votes against, 602,078 abstentions and zero broker non-votes.

  •
  Proposal 5. To approve all other matters that properly come before the Annual General Meeting. There were 97,830,454 votes for, zero votes against and zero abstentions.

        For more information relating to each of the matters identified above, see our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2005.

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

BUNGE LIMITED
Date: August 9, 2005	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

3.2	Bye-laws, as amended May 27, 2005.
10.1	Extension Letter, dated May 20, 2005, from HSBC Bank plc regarding the Multicurrency Revolving Facilities Agreement (incorporated by reference from the Registrant's Form 8-K filed May 24, 2005)
10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.3	Employment Agreement between Joao Fernando Kfouri and Bunge Limited, effective as of July 1, 2005 (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES
EXHIBIT INDEX