Form 10-Q
period 2005-09-30
Bunge LTD
filed 2005-11-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of November 1, 2005, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 111,562,469

BUNGE LIMITED

]

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$6,226	$6,560	$17,549	$18,956
Cost of goods sold	(5,819)	(6,007)	(16,330)	(17,542)

Gross profit	407	553	1,219	1,414
Selling, general and administrative expenses	(230)	(231)	(669)	(601)
Interest income	29	34	78	74
Interest expense	(56)	(52)	(163)	(166)
Foreign exchange gains (losses)	3	24	10	(56)
Other income (expense)-net	21	9	43	19

Income from operations before income tax and minority interest	174	337	518	684
Income tax benefit (expense)	18	(100)	(78)	(216)

Income from operations before minority interest	192	237	440	468
Minority interest	(22)	(55)	(59)	(104)

Net income	$170	$182	$381	$364

Earnings per common share—basic (Note 15):
Net income per share	$1.53	$1.65	$3.43	$3.48

Earnings per common share—diluted (Note 15):
Net income per share	$1.41	$1.53	$3.18	$3.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$326	$432
Trade accounts receivable (less allowance of $178 and $133)	2,081	1,928
Inventories (Note 3)	3,049	2,636
Deferred income taxes	148	95
Other current assets (Note 5)	1,715	1,577

Total current assets	7,319	6,668
Property, plant and equipment, net	2,952	2,536
Goodwill (Note 6)	194	167
Other intangible assets (Note 7)	184	156
Investments in affiliates	583	564
Deferred income taxes	359	273
Other non-current assets	612	543

Total assets	$12,203	$10,907

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$552	$541
Current portion of long-term debt	213	140
Trade accounts payable	2,027	1,898
Deferred income taxes	100	38
Other current liabilities (Note 8)	1,260	1,285

Total current liabilities	4,152	3,902
Long-term debt	2,875	2,600
Deferred income taxes	233	232
Other non-current liabilities (Note 12)	594	518
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	331	280
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2005—111,544,120 shares, 2004—110,671,450 shares	1	1
Additional paid-in capital	2,388	2,361
Retained earnings	1,776	1,440
Accumulated other comprehensive loss	(147)	(427)

Total shareholders' equity	4,018	3,375

Total liabilities and shareholders' equity	$12,203	$10,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$381	$364
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange (gains) losses on debt	(177)	8
Bad debt expense	24	30
Depreciation, depletion and amortization	201	154
(Decrease) increase in allowance for recoverable taxes	(27)	1
Deferred income taxes	(80)	(49)
Minority interest	59	104
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(99)	(444)
Inventories	(216)	44
Prepaid commodity purchase contracts	(60)	221
Advances to suppliers	148	(303)
Trade accounts payable	(68)	622
Other—net	(136)	188

Net cash (used for) provided by operating activities	(50)	940

INVESTING ACTIVITIES
Payments made for capital expenditures	(342)	(208)
Acquisitions of businesses, net of cash acquired and other intangible assets	(29)	(329)
Investments in affiliates	(2)	(23)
Related party loans (repayments)	13	(46)
Proceeds from disposal of property, plant and equipment	10	11

Net cash used for investing activities	(350)	(595)

FINANCING ACTIVITIES
Net change in short-term debt	11	(735)
Proceeds from long-term debt	1,195	856
Repayment of long-term debt	(845)	(635)
Proceeds from sale of common shares	12	339
Dividends paid to shareholders	(46)	(36)
Dividends paid to minority interest	(44)	(36)

Net cash provided by (used for) financing activities	283	(247)
Effect of exchange rate changes on cash and cash equivalents	11	23

Net (decrease) increase in cash and cash equivalents	(106)	121
Cash and cash equivalents, beginning of period	432	489

Cash and cash equivalents, end of period	$326	$610

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from Bunge's audited financial statements at that date. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Bunge's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Reclassifications—Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.     NEW ACCOUNTING STANDARDS

          In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principles Board (APB) Opinion No. 20 (Opinion No. 20). SFAS No. 154 replaces Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, carrying forward many provisions of Opinion No. 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

          In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. Bunge is currently evaluating FIN 47 to determine the impact on its consolidated financial statements.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     INVENTORIES

          Inventories consist of the following:

(US$ in millions)	September 30, 2005	December 31, 2004
	(Unaudited)
Agribusiness—Readily marketable inventories at market value(1)	$1,690	$1,264
Fertilizer	712	522
Edible oils	230	489
Milling	56	58
Other(2)	361	303

Total	$3,049	$2,636

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

          Bunge has completed the purchase price allocation related to this acquisition. As a result of this transaction, Bunge recognized $137 million of long-lived assets and deferred tax liabilities.

          Other Business Acquisitions — During the nine months ended September 30, 2005, Bunge completed additional acquisitions having an aggregate purchase price of approximately $29 million of which approximately $20 million related to the purchase of a premium bottled oil brand from Molinos International, a subsidiary of Molinos Rio de la Plata S.A. The acquisition encompasses exclusive rights to the Ideal™ premium oil brand in Russia and the former Soviet Union countries. Bunge has assigned this brand to its edible oil products segment. Bunge recognized $6 million of goodwill on these transactions as of September 30, 2005.

5.     OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	September 30, 2005	December 31, 2004
	(Unaudited)
Prepaid commodity purchase contracts	$117	$37
Secured advances to suppliers	653	697
Unrealized gain on derivative contracts	284	310
Recoverable taxes	211	138
Marketable securities	11	14
Other	439	381

Total	$1,715	$1,577

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL

          At September 30, 2005, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
	(Unaudited)
Balance, December 31, 2004	$157	$8	$2	$167
Goodwill acquired(1)	8	—	—	8
Reclassification from intangible assets	4	—	—	4
Foreign exchange translation	24	—	—	24
Tax benefit on goodwill amortization(2)	(9)	—	—	(9)

Balance, September 30, 2005	$184	$8	$2	$194

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

7.     OTHER INTANGIBLE ASSETS

          Intangible assets consist of the following:

(US$ in millions)	September 30, 2005	December 31, 2004
	(Unaudited)
Trademark/brands-finite lived	$113	$87
Licenses	6	5
Other	14	18

	133	110
Less: Accumulated amortization:
Trademark/brands-finite lived	(5)	(3)
Licenses	(3)	(2)
Other	(2)	(1)

	(10)	(6)
Trademarks/brands-indefinite lived	49	40
Unamortized prior service costs of defined benefit plans	12	12

Intangible assets net of accumulated amortization	$184	$156

          Bunge has assigned a 30-year life to the Ideal™ premium oil brand acquired during the nine months ended September 30, 2005 (see Note 4 of the notes to the condensed consolidated financial statements).

8.     OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	September 30, 2005	December 31, 2004
	(Unaudited)
Accrued liabilities	$700	$729
Unrealized loss on derivative contracts	331	242
Advances on sales	121	158
Other	108	156

Total	$1,260	$1,285

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

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

          During the three months ended September 30, 2005, Bunge entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing its interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015. Under the terms of the interest rate swaps, Bunge will make payments based on six-month LIBOR in arrears, and will receive payments based on fixed interest rates. In addition, in September 2004, Bunge entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing its interest rate exposure on a portion of our fixed rate debt. Bunge has accounted for these swap agreements as fair value hedges.

          The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of September 30, 2005, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2005.

					Fair Value Loss
	Maturity
(US$ in millions)					September 30, 2005
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(24)
Weighted average variable rate payable(1)	5.04%	5.07%	4.85%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

  (1)
  Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

          Bunge recognized approximately $2 million of accrued interest receivable as a reduction of interest expense in the nine months ended September 30, 2005 in the condensed consolidated statements of income, relating to its outstanding swap agreements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $135 million and $225 million for the three months ended September 30, 2005 and 2004, respectively, and $332 million and $319 million for the nine months ended September 30, 2005 and 2004, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $58 million and $14 million for the three months ended September 30, 2005 and 2004, respectively, and $96 million and $42 million for the nine months ended September 30, 2005 and 2004, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

11.   EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Service cost	$3	$2	$7	$6
Interest cost	5	5	13	13
Expected return on plan assets	(4)	(5)	(12)	(13)
Recognized prior service cost	—	—	1	1
Recognized net loss	1	1	2	2

Net periodic benefit cost	$5	$3	$11	$9

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Service cost	$—	$—	$—	$—
Interest cost	—	—	1	1
Expected return on plan assets	—	—	—	—
Recognized net loss	—	—	—	—

Net periodic benefit cost	$—	$—	$1	$1

          Bunge expects to contribute approximately $9 million to its defined benefit pension plans and $2 million to its postretirement benefit plans during 2005. During the nine months ended September 30, 2005, Bunge made contributions to the defined benefit pension plans totaling $7 million. During the nine months ended September 30, 2005, Bunge made payments to the postretirement benefit plans totaling $1 million.

12.   COMMITMENTS AND CONTINGENCIES

          Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of September 30, 2005 and December 31, 2004 are the following accrued liabilities:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES (continued)

(US$ in millions)	September 30, 2005	December 31, 2004
	(Unaudited)
Tax claims	$193	$153
Labor claims	125	112
Civil and other claims	75	78

Total	$393	$343

          Tax Claims  —  The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including income tax claims, value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to Bunge's operations is subject to varying interpretations arising from the complex nature of Brazilian tax law.

          Labor Claims  —  The labor claims relate principally to labor claims against Bunge's Brazilian subsidiaries. Court rulings under Brazilian laws have historically been in favor of the employee-plaintiff. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other Claims  —  The civil and other claims primarily relate to various disputes with suppliers and customers.

          Oleina Holding Arbitration  —  Bunge has been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (Bunge acquired Cereol in October 2002 from Edison SpA) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, Bunge agreed to pay Cereol's former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and Bunge. Pursuant to Bunge's agreement with Edison relating to its acquisition of Cereol, Bunge was entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes. The net impact of this settlement on Bunge's condensed consolidated financial statements was not material.

          Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$62
Unconsolidated affiliates financing(2)	25
Customer financing(3)	209

Total	$296

    (1)
    Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   COMMITMENTS AND CONTINGENCIES (continued)

    values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $62 million at September 30, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

    (2)
    Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

    (3)
    Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions Bunge would be required to perform under the guarantees. At September 30, 2005, $68 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at September 30, 2005.

          In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,793 million at September 30, 2005. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2005. There are no significant restrictions on the ability of any of Bunge's subsidiaries to transfer funds to Bunge.

          Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $277 million as of September 30, 2005, of which there was approximately $5 million of related amount outstanding as of such date.

13.   COMPREHENSIVE INCOME (LOSS)

        The following table summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Net income	$170	$182	$381	$364
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 and $0 (2005), $0 and $(4) (2004)	133	141	287	37
Unrealized losses on commodity futures designated as cash flow hedges, net of tax benefit of $3 and $7 (2005), $9 and $7(2004)	(6)	(15)	(12)	(12)
Reclassification of realized losses to net income, net of tax benefit of $3 and $3 (2005), $7 and $16 (2004)	6	20	6	28

Total comprehensive income	$303	$328	$662	$417

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   STOCK-BASED COMPENSATION

          Bunge has an employee equity incentive plan and a non-employee directors' equity incentive plan. Awards under the employee equity incentive plan may be in the form of stock options, restricted stock units (including performance-based and regular time-vested restricted stock units) or other awards. The non-employee directors' equity incentive plan provides for awards of stock options to Bunge's non-employee directors. To date, Bunge has granted stock options, performance-based restricted stock unit awards and regular time-vested restricted stock unit awards under its employee equity incentive plan and stock options under its non-employee directors' plan. Under these equity incentive plans, during the nine months ended September 30, 2005, Bunge issued (i) 535,399 common shares upon the exercise of stock options, (ii) 91,917 upon the vesting of certain performance-based restricted stock units and regular time-vested restricted stock units, which included dividend equivalents paid in common shares and (iii) pursuant to an election made by participants, paid out in cash (in lieu of issuing common shares) 114,000 performance-based restricted stock units that had vested.

          In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under APB 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

          In accordance with APB 25, Bunge accrues costs for its restricted stock awards granted over the vesting or performance period and adjusts costs related to its performance-based restricted stock unit awards for subsequent changes in the fair market value of the awards. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant. Bunge recognized a reversal of approximately $4 million of compensation expense in the three months ended September 30, 2005 and recorded compensation expense of approximately $11 million in the nine months ended September 30, 2005, related to its restricted stock unit awards. Bunge recognized compensation expense of $5 million and $12 million in the three and nine months ended September 30, 2004, respectively, related to its restricted stock unit awards.

          In accordance with SFAS No. 123, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method. The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to determine its stock-based compensation cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except per share data)
	2005	2004	2005	2004
	(Unaudited)
Net income, as reported	$170	$182	$381	$364
Deduct: total stock-based compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(2)	(2)	(6)	(6)

Pro forma net income	$168	$180	$375	$358

Earnings per common share:
Basic—as reported	$1.53	$1.65	$3.43	$3.48

Basic—pro forma	$1.51	$1.63	$3.38	$3.42

Diluted—as reported(1)	$1.41	$1.53	$3.18	$3.22

Diluted—pro forma(1)	$1.40	$1.51	$3.13	$3.16

(1)
The numerator for the calculation of diluted pro forma earnings per share in the three months ended September 30, 2005 and 2004 was adjusted by $1 million and for the nine months ended September 30, 2005 and 2004 was adjusted by $3 million for interest expense related to the convertible notes (see Note 15 of the notes to the condensed consolidated financial statements).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effect of its 3.75% convertible notes due 2022 (convertible notes) issued by its wholly owned subsidiary Bunge Limited Finance Corp. on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes are assumed to be converted and the interest expense, net of tax related to the convertible notes is added back to earnings.

          The computation of diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004 include the weighted average common shares that would be issuable upon conversion of Bunge's convertible notes. The convertible notes are convertible into Bunge's common shares at the option of a holder, among other circumstances, during any calendar quarter in which the closing price of Bunge's common shares for at least 20 trading days of the last 30 trading days of the immediately preceding calendar quarter is more than 120% of the conversion price of $32.1402 or approximately $38.57 per share. The conversion rate is 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes converted. During the nine months ended September 30, 2005, Bunge issued 245,354 common shares upon the conversion of these convertible notes.

          On October 20, 2005, Bunge announced that Bunge Limited Finance Corp. intends to redeem the remaining convertible notes (see Note 19 of the notes to the condensed consolidated financial statements).

          The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)
	2005	2004	2005	2004
	(Unaudited)
Net income—basic	$170	$182	$381	$364
Interest on convertible notes, net of tax	1	1	3	3

Net income—diluted	$171	$183	$384	$367

Weighted average number of common shares outstanding:
Basic	111,361,292	110,080,027	111,035,635	104,530,750
Effect of dilutive shares:
—Stock options and awards	1,965,265	1,766,461	2,091,717	1,765,720
—Convertible notes	7,656,031	7,778,425	7,735,701	7,778,425

Diluted	120,982,588	119,624,913	120,863,053	114,074,895

Net income per share:
Basic	$1.53	$1.65	$3.43	$3.48

Diluted	$1.41	$1.53	$3.18	$3.22

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    INCOME TAXES

          Bunge's annual effective tax rate is affected by the geographic locations in which it does business and movements in foreign exchange rates. Bunge has established deferred tax asset valuation allowances relating to net operating loss carry-forwards in certain of its non-U.S. subsidiaries. Bunge continually reviews the adequacy of these valuation allowances and recognizes tax benefits as reassessment indicates that it is more likely than not that the benefits will be realized. In the three and nine months ended September 30, 2005, Bunge recognized an income tax benefit related to a reduction in deferred tax asset valuation allowances of $38 million that resulted from a legal entity restructuring initiated with the buyout of the Bunge Brasil minority interest in 2004. The legal entity restructuring enabled Bunge to utilize certain deferred tax assets, for which valuation allowances had been provided against in prior years, resulting in a lower estimated annual effective tax rate.

17.    ARGENTINA

          In 2002, Bunge commenced recording an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuated depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At September 30, 2005 and December 31, 2004, this allowance for recoverable taxes was zero and $27 million, respectively. In the nine months ended September 30, 2005, Bunge decreased the remaining balance of this allowance in the amount of $27 million as a result of the Argentine recoverable tax payments being received without delays and the improvement in the Argentine government's financial condition. In the three months ended September 30, 2004, Bunge decreased this allowance in the amount of $9 million as a result of recoveries of these taxes. In the nine months ended September 30, 2004, Bunge increased this allowance in the amount of $1 million as a result of increased purchases of commodity inventories.

18.    SEGMENT INFORMATION

          During the three and nine months ended September 30, 2005, Bunge reclassified certain agribusiness product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period presentation.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
	(Unaudited)
Three months ended September 30, 2005
Net sales to external customers	$4,204	$946	$853	$223	$—	$6,226
Intersegment revenues	573	—	16	5	(594)	—
Gross profit	206	107	62	32	—	407
Foreign exchange gains (losses)	10	(4)	—	—	(3)	3
Interest income	7	15	1	—	6	29
Interest expense	(42)	(6)	(6)	(1)	(1)	(56)
Segment operating profit	72	60	3	16	—	151
Depreciation, depletion and amortization	$(27)	$(27)	$(12)	$(4)	$—	$(70)
Three months ended September 30, 2004
Net sales to external customers	$4,531	$861	$958	$210	$—	$6,560
Intersegment revenues	422	—	12	4	(438)	—
Gross profit	258	216	56	23	—	553
Foreign exchange gains (losses)	26	(4)	—	—	2	24
Interest income	13	12	—	—	9	34
Interest expense	(27)	(14)	(11)	(4)	4	(52)
Segment operating profit	141	155	8	9	—	313
Depreciation, depletion and amortization	$(22)	$(17)	$(11)	$(3)	$—	$(53)
Nine months ended September 30, 2005
Net sales to external customers	$12,760	$1,780	$2,378	$631	$—	$17,549
Intersegment revenues	1,626	—	44	12	(1,682)	—
Gross profit	667	274	184	94	—	1,219
Foreign exchange gains (losses)	36	(20)	—	(1)	(5)	10
Interest income	20	38	2	1	17	78
Interest expense	(104)	(29)	(22)	(4)	(4)	(163)
Segment operating profit	292	106	18	51	—	467
Depreciation, depletion and amortization	$(80)	$(76)	$(35)	$(10)	$—	$(201)
Nine months ended September 30, 2004
Net sales to external customers	$13,714	$1,751	$2,885	$606	$—	$18,956
Intersegment revenues	1,069	—	18	11	(1,098)	—
Gross profit	768	417	165	64	—	1,414
Foreign exchange losses	(24)	(28)	—	—	(4)	(56)
Interest income	18	32	6	3	15	74
Interest expense	(87)	(34)	(25)	(7)	(13)	(166)
Segment operating profit	341	263	35	28	—	667
Depreciation, depletion and amortization	$(63)	$(51)	$(31)	$(9)	$—	$(154)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.    SEGMENT INFORMATION (continued)

          A reconciliation of income from operations before income tax and minority interest to total segment operating profit follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ millions)
	2005	2004	2005	2004
	(Unaudited)
Income from operations before income tax and minority interest	$174	$337	$518	$684
Unallocated expenses—net(1)	(23)	(24)	(51)	(17)

Total segment operating profit	$151	$313	$467	$667

(1)
Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

19.    SUBSEQUENT EVENTS

          Dividends  —  On October 11, 2005, Bunge announced that its board of directors declared a regular quarterly cash dividend of $0.15 per share, which will be payable on November 30, 2005 to shareholders of record on November 16, 2005.

          Accounts Receivable Securitization  —  On October 14, 2005, certain of our European subsidiaries entered into an accounts receivable securitization facility. Through the securitization facility, our subsidiaries have the option to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible receivables up to a maximum amount of Euro 200 million. The securitization facility has an initial term of five years, but may be terminated upon the occurrence of certain limited circumstances. The effective yield rates are based on EUR LIBOR plus a spread. Our subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. On October 19, 2005, our subsidiaries sold approximately $158 million eligible receivables to this securitization facility.

          Redemption of Convertible Notes  —  On October 20, 2005, Bunge Limited Finance Corp., a subsidiary of Bunge Limited, together with Bunge Limited announced that it intends to redeem for cash the remaining outstanding 3.75% convertible notes on the redemption date of November 22, 2005. As of October 18, 2005, convertible notes in an aggregate principal amount of approximately $242 million were outstanding. As provided in the indenture governing the convertible notes, the redemption price is $1,015 for each $1,000 principal amount of convertible notes to be redeemed, together with accrued and unpaid interest up to, but not including, the redemption date.

          In accordance with the indenture, holders retain the right to convert their convertible notes into Bunge Limited common shares at any time before the close of business on the second business day immediately preceding the redemption date. The convertible notes are convertible into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares will be issued and delivered following conversion. No payment will be made for interest accrued and unpaid on convertible notes surrendered for conversion. (See Note 15 of the notes to the condensed consolidated financial statements).

Cautionary Statement Regarding Forward-Looking Statements

        This report contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. The following important factors, among others, could affect our business and financial performance: governmental policies affecting our business, including agricultural and trade policies and laws governing environmental liabilities; our funding needs and financing sources; the effects of economic, political or social conditions and changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; availability and demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the agribusiness industry and unpredictability of the weather; agricultural, economic, social, health and political conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2005 Overview

        Our agribusiness results for the third quarter of 2005 were lower than last year despite higher volumes compared to the third quarter of 2004. Agribusiness volumes for the third quarter of 2005 increased over the third quarter of 2004 as customers continued to respond to more normal agricultural commodity prices and lower freight prices as compared to last year's higher prices. Soybean prices declined significantly in the third quarter of 2004 to normal historical levels in response to a record U.S. soybean crop and soybean prices have remained relatively stable. Freight management results declined in the third quarter of 2005 compared to the same period last year due to a decrease in ocean vessel freight rates and reduced agribusiness volumes in Brazil, while 2004 benefited from higher freight rates. In Brazil, slow farmer selling constrained agribusiness volumes and decreased margins. Farmers were reluctant to sell their crops primarily in anticipation of a devaluation of the Brazilian real versus the U.S. dollar and higher commodity prices. North American results were below last year's high levels, as 2004 was influenced by the transition from a more limited U.S. supply situation to a more plentiful one.

        Our European agribusiness margins improved as a result of our European biodiesel operations, which benefited from record high gas oil prices that translated into higher selling prices for our biodiesel products, as well as an ample supply of oilseeds and more normalized prices when compared to 2004. Our agribusiness results also suffered from the effects of a stronger Brazilian real on local currency costs when these costs were translated into U.S. dollars. In the third quarter of 2005, the average Brazilian real-U.S. dollar exchange rate was R$2.34, compared to R$2.98 in the third quarter of 2004, which represents a 27% strengthening in the value of the Brazilian real versus the U.S. dollar.

        Our fertilizer results for the third quarter of 2005 were lower than the third quarter of 2004 due to higher costs, despite a 6% increase in volumes. Stronger demand for nitrogen-based fertilizers used for sugar and coffee production boosted sales volumes late in the third quarter of 2005. In addition, increases in average selling prices due to higher international prices for nitrogen-based fertilizer raw materials partially offset the higher costs.

        Margins suffered primarily due to a stronger Brazilian real which has contributed to higher inventory carrying costs and operating expenses, which are primarily based on local currency. In anticipation of a stronger demand later in 2005, we purchased and manufactured fertilizer inventories early in the year which resulted in increased inventory carrying costs as these inventories were purchased when the Brazilian real was weaker but sold later at a stronger Brazilian real-U.S. dollar exchange rate. This timing differential negatively pressured margins. Margins were further pressured by the inability of the farmers to absorb higher selling prices. Brazilian farm economics have been affected by various factors, including a drought in southern Brazil that reduced the 2005 soybean and corn crops, increasing farmer input costs and lower soybean prices. These factors have led to a delay and reduction in fertilizer input purchases by the farmer, which is in contrast to last year when farmers purchased fertilizer earlier in the year to take advantage of lower prices. In addition, our fertilizer results also suffered from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Fertilizer results were also negatively impacted by increases in bad debt expenses.

        Although edible oil results improved in North America and Brazil in the third quarter of 2005, these increases were more than offset by declines in profitability in Eastern Europe. Results in Eastern Europe were negatively affected by lower margins and expensive raw materials and higher selling, general and administrative (SG&A) expenses. In addition, margin pressures in Eastern Europe were exacerbated by increased raw material costs from the prior year's crop.

        In addition, the increased demand for low and reduced trans fat products boosted our canola oil margins. Brazil and the United States benefited from higher margins primarily due to lower raw material costs.

        Our milling product segment results for the third quarter of 2005 were higher than the third quarter of 2004. Wheat milling products benefited from improved product mix resulting in higher volumes and selling prices in Brazil.

Segment Results

        In the first quarter of 2005, we reclassified certain agribusiness product lines from the edible oils products segment to the agribusiness segment. As a result, amounts for the three and nine months ended September 30, 2004 have been reclassified to conform to the current period presentation.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2005	2004	Change	2005	2004	Change
Volumes (in thousands of metric tons):
Agribusiness	23,744	22,770	4%	74,644	67,742	10%
Fertilizer	4,125	3,888	6%	7,781	8,282	(6)%
Edible oil products	1,303	1,246	5%	3,612	3,462	4%
Milling products	966	1,043	(7)%	2,895	3,043	(5)%

Total	30,138	28,947	4%	88,932	82,529	8%

Net sales:
Agribusiness	$4,204	$4,531	(7)%	$12,760	$13,714	(7)%
Fertilizer	946	861	10%	1,780	1,751	2%
Edible oil products	853	958	(11)%	2,378	2,885	(18)%
Milling products	223	210	6%	631	606	4%

Total	$6,226	$6,560	(5)%	$17,549	$18,956	(7)%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2005	2004	Change	2005	2004	Change
Cost of goods sold:
Agribusiness	$(3,998)	$(4,273)	(6)%	$(12,093)	$(12,946)	(7)%
Fertilizer	(839)	(645)	30%	(1,506)	(1,334)	13%
Edible oil products	(791)	(902)	(12)%	(2,194)	(2,720)	(19)%
Milling products	(191)	(187)	2%	(537)	(542)	(1)%

Total	$(5,819)	$(6,007)	(3)%	$(16,330)	$(17,542)	(7)%

Gross profit:
Agribusiness	$206	$258	(20)%	$667	$768	(13)%
Fertilizer	107	216	(50)%	274	417	(34)%
Edible oil products	62	56	11%	184	165	12%
Milling products	32	23	39%	94	64	47%

Total	$407	$553	(26)%	$1,219	$1,414	(14)%

Selling, general and administrative expenses:
Agribusiness	$(109)	$(129)	(16)%	$(327)	$(334)	(2)%
Fertilizer	(52)	(55)	(6)%	(157)	(124)	27%
Edible oil products	(54)	(37)	46%	(146)	(111)	32%
Milling products	(15)	(10)	50%	(39)	(32)	22%

Total	$(230)	$(231)	—%	$(669)	$(601)	11%

Foreign exchange gains (losses):
Agribusiness	$10	$26		$36	$(24)
Fertilizer	(4)	(4)		(20)	(28)
Edible oil products	—	—		—	—
Milling products	—	—		(1)	—

Total	$6	$22		$15	$(52)

Interest income:
Agribusiness	$7	$13	(46)%	$20	$18	11%
Fertilizer	15	12	25%	38	32	19%
Edible oil products	1	—	100%	2	6	(67)%
Milling products	—	—	—%	1	3	(67)%

Total	$23	$25	(8)%	$61	$59	3%

Interest expense:
Agribusiness	$(42)	$(27)	56%	$(104)	$(87)	20%
Fertilizer	(6)	(14)	(57)%	(29)	(34)	(15)%
Edible oil products	(6)	(11)	(45)%	(22)	(25)	(12)%
Milling products	(1)	(4)	(75)%	(4)	(7)	(43)%

Total	$(55)	$(56)	(2)%	$(159)	$(153)	4%

Segment operating profit:
Agribusiness	$72	$141	(49)%	$292	$341	(14)%
Fertilizer	60	155	(61)%	106	263	(60)%
Edible oil products	3	8	(63)%	18	35	(49)%
Milling products	16	9	78%	51	28	82%

Total(1)	$151	$313	(52)%	$467	$667	(30)%

Depreciation, depletion and amortization:
Agribusiness	$27	$22	23%	$80	$63	27%
Fertilizer	27	17	59%	76	51	49%
Edible oil products	12	11	9%	35	31	13%
Milling products	4	3	33%	10	9	11%

Total	$70	$53	32%	$201	$154	31%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2005	2004	Change	2005	2004	Change
Net income	$170	$182	(7)%	$381	$364	5%

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

Below is a reconciliation of income from operations before income tax and minority interest to total segment operating profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2005	2004	2005	2004
	(Unaudited)
Income from operations before income tax and minority interest	$174	$337	$518	$684
Unallocated (income) expenses—net(1)	(23)	(24)	(51)	(17)

Total segment operating profit	$151	$313	$467	$667

    (1)
    Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

        Agribusiness Segment.    Agribusiness segment net sales decreased 7% due to lower average selling prices for agricultural commodity products. The decrease in average selling prices was primarily due to a recovery in U.S. and global supplies of grains and oilseeds resulting from increased production. The decrease in average selling prices was partially offset by a 4% increase in volumes as customers responded to more normal prices in 2005 for agricultural commodities compared to last year's high prices.

        Cost of goods sold decreased 6% primarily due to lower raw material costs. Gross profit decreased 20% primarily due to lower margins in Brazil and the United States, lower freight management results and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The decrease was partially offset by increased profitability in Canada and Europe agribusiness operations and higher earnings from the European biodiesel operations.

        SG&A decreased 16% primarily due to lower variable compensation expense and lower bad debt expense primarily a result of recoveries on advances to farmers, partially offset by the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Segment operating profit decreased 49% primarily due to lower gross profit and also higher financial costs associated with higher average working capital levels.

        Fertilizer Segment.    Fertilizer segment net sales increased 10% primarily due to a 6% increase in volumes and an increase in average selling prices. Stronger demand for nitrogen-based fertilizers boosted sales volumes in the third quarter of 2005. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials. Farmers also began purchasing fertilizer for the 2005/2006 soy crop year.

        Cost of goods sold increased 30% primarily due to the higher volumes, increases in imported raw material costs, higher operational and depreciation expenses attributable to new mixing, granulation and acidulation plants that commenced production after the first quarter of 2004 and higher costs due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars in the third quarter of 2005 compared to third quarter of 2004.

        Gross profit decreased by 50% primarily due to increases in imported raw material costs, operational and depreciation expenses. Additionally, we purchased and manufactured fertilizer inventories in anticipation of stronger demand later in the year. Inventory carrying costs increased as fertilizer inventories were purchased when the Brazilian real was weaker but sold later at a stronger Brazilian real-U.S. dollar exchange rate, which negatively pressured margins as fertilizer prices in U.S. dollar terms remained relatively stable. Margins were further pressured by the inability of the farmers to absorb higher selling prices.

        SG&A decreased 6% due primarily to a reversal of a pretax provision of $10 million due to a favorable settlement of a tax audit partially offset by the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars in the third quarter of 2005 compared to third quarter of 2004.

        Segment operating profit decreased 61% primarily due to the decrease in gross profit partially offset by lower SG&A.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 11% primarily due to lower average selling prices caused by a decrease in raw material costs partially offset by a 5% increase in volumes. Higher volumes in the United States and Brazil were partially offset by lower volumes in Canada as a result of processing poor quality canola seeds and were lower in Europe primarily due to very competitive market conditions in Romania and Russia.

        Cost of goods sold decreased 12% primarily due to lower raw material costs, primarily crude soybean oil, partially offset by higher volumes, increases in energy costs and higher costs due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit increased 11% primarily due to the higher volumes and lower raw material costs.

        SG&A increased 46% primarily due to increases in employee costs related to building our sales force in Russia, the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars and higher advertising expenses in Poland, relating to the launch of our margarine brand.

        Segment operating profit decreased 63%, despite the lower raw material costs in Brazil and the United States, primarily because of the increase in SG&A.

        Milling Products Segment.    Milling products segment net sales increased 6% primarily due to higher average selling prices for wheat milling products resulting from improved product mix and an increase in wheat milling sales volumes in Brazil.

        Cost of goods sold increased 2% primarily due to higher energy costs and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit increased 39% primarily due to higher average selling prices and higher volumes for wheat milling products, resulting from a more profitable mix of wheat products sold.

        Segment operating profit increased 78% as a result of the improvement in gross profit.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended September 30,
(US$ in millions, except percentages)
	2005	2004	Change
Interest income	$29	$34	(15)%
Interest expense	(56)	(52)	8%
Foreign exchange gains	3	24

        Interest income decreased 15% primarily due to lower average balances of invested cash. Interest expense increased 8% due to higher average borrowings for the third quarter of 2005 compared to the third quarter of 2004. The higher average borrowings were a result of higher average working capital levels due to the acquisition of inventories in South America.

        Foreign exchange gains of $3 million on our U.S. dollar net monetary liability position in Brazil were primarily due to the 6% appreciation in the value of the Brazilian real in the third quarter of 2005 versus the U.S. dollar. The foreign exchange gains are net of related hedging costs. In the third quarter of 2004, the Brazilian real appreciated 9% against the U.S. dollar, resulting in foreign exchange gains of $24 million.

        Other Income (Expense)—net.    Other income (expense)—net increased $12 million to $21 million in the third quarter of 2005 from $9 million in the third quarter of 2004 primarily due to higher earnings from Bunge's German biodiesel joint venture and from gains on sales of long-lived assets.

        Income Tax Benefit (Expense).    Income tax benefit was $18 million in the third quarter of 2005 compared to an income tax expense of $100 million in the third quarter of 2004. The income tax expense for the third quarter of 2005 included a $38 million reduction in deferred tax asset valuation allowances resulting from a legal entity restructuring initiated with the buyout of the Bunge Brasil S.A. minority interest in 2004. The legal entity restructuring allowed us to use certain deferred tax assets, for which valuation allowances had been provided against in prior years, resulting in a lower estimated annual effective tax rate. Excluding this item, the effective tax rate for the third quarter was 11% compared to 30% in the same period in 2004. The decrease in our effective tax rate was primarily due to a reduction in earnings in higher tax jurisdictions.

        Minority Interest.    Minority interest expense decreased $33 million to $22 million in the third quarter of 2005 from $55 million in the third quarter of 2004 primarily due to lower earnings from our non-wholly owned subsidiaries and the acquisition of the remaining 17% minority interest of Bunge Brasil S.A. in the third and fourth quarters of 2004. Bunge now owns 100% of Bunge Brasil.

        Net Income.    Net income decreased $12 million to $170 million in the third quarter of 2005 from $182 million in the third quarter of 2004. Net income for the third quarter of 2005 includes a $38 million reduction of deferred tax asset valuation allowances and $5 million, net of tax, of gains on sales of long-lived assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

        Agribusiness Segment.    Agribusiness segment net sales decreased 7% due to lower average selling prices for agricultural commodity products, partially offset by a 10% increase in volumes. The decrease in average selling prices was primarily due to increased global production of grains and oilseeds. Agribusiness volumes increased as customers responded to normalized prices in 2005 for agricultural commodities compared to last year's higher prices.

        Cost of goods sold decreased 7% primarily due to lower raw material costs. Included in cost of goods sold in the nine months ended September 30, 2005 was a $27 million decrease in our remaining balance of the allowance for recoverable taxes in Argentina primarily as a result of payments being received without delays and the significant improvement in the Argentine government's financial condition and a reversal of a $14 million provision for a transactional tax resulting from a favorable tax ruling.

        Gross profit decreased 13% primarily due to lower results in our Brazilian agribusiness operations caused by the slower pace of farmer selling, lower freight management results and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        SG&A decreased 2% primarily due to a reduction in bad debt expense primarily a result of recoveries on advances to farmers and lower variable compensation expense in part offset by the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Segment operating profit decreased 14% primarily due to the decrease in gross profit.

        Fertilizer Segment.    Fertilizer segment net sales increased 2% primarily due an increase in average selling prices offset in part by a 6% decrease in volumes. Retail volumes declined as farmers postponed their fertilizer purchases in anticipation of better prices for soybeans and/or a weaker Brazilian real versus the U.S. dollar to sell their 2005 crop and determine their planting intentions for the 2005/2006 crop year. Partially offsetting the volume decline was an increase in nitrogen-based fertilizer sales volumes in the nine months ended September 30, 2005 compared to the same period in 2004 as Brazilian farmers responded to sugar cane prices by increasing their sugar cane plantings. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials.

        Cost of goods sold increased 13% primarily due to increases in imported raw material costs, higher operational and depreciation expenses attributable to new mixing, granulation and acidulation plants that commenced production after the first quarter of 2004 and higher costs due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, cost of goods sold in the nine months ended September 30, 2005 included $28 million in value-added tax credits related to taxes paid by us in prior periods. Legislation passed in May 2005 permitted companies to record a tax credit for certain fertilizer inputs. Value-added taxes are a normal cost component of our gross profit. Gross profit decreased by 34% primarily due to lower volumes, increases in raw material costs, operational and depreciation expenses. We purchased and manufactured fertilizer inventories in anticipation of stronger demand later in the year. Inventory carrying costs increased as fertilizer inventories were purchased when the Brazilian real was weaker but sold later at a stronger Brazilian real-U.S. dollar exchange rate negatively pressured margins as fertilizer prices in U.S. dollar terms remained relatively stable. Margins were further negatively affected by the inability of the farmers to absorb higher selling prices.

        SG&A increased 27% primarily due to higher bad debt expense of $21 million, higher employee expenses and the effect of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the same nine-month period last year. SG&A for the nine months ended September 30, 2005, included a reversal of a pretax provision of $10 million due to favorable settlement relating to a tax audit.

        Segment operating profit decreased 60% primarily due to the decrease in gross profit and increases in SG&A.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 18% primarily due to lower average selling prices caused by a decrease in raw material costs. The decrease in average selling prices was partially offset by a 4% increase in volumes. Our volumes increased in all regions as a result of the lower selling prices, which helped stimulate customer demand.

        Cost of goods sold decreased 19% primarily due to lower raw material costs. Gross profit increased 12% primarily due to the increase in sales volumes, lower raw material costs and a more profitable product mix in most locations.

        SG&A increased 32% primarily due to increased marketing and selling expenses related to our Brazilian margarine brand and the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars, higher employee costs related to building our sales force in Russia and higher advertising expenses in Poland related to the launch of our margarine brand.

        Segment operating profit decreased 49% primarily due to the increase in SG&A.

        Milling Products Segment.    Milling products segment net sales increased 4% primarily due to higher average selling prices for wheat milling products as a result of improved product mix and higher volumes in Brazil benefited by increases in international wheat prices. Average selling prices for corn milling products were slightly lower.

        Cost of goods sold decreased 1% primarily due to lower volumes offset by higher energy costs and operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. In addition, cost of goods sold for the nine months of 2005 benefited from the raw material purchases we made earlier in the year prior to the increase in wheat international prices and at lower prices than the market due to the synergies created by the 2004 J. Macêdo transaction. Gross profit increased 47% primarily due to higher average selling prices for wheat milling products, lower raw material costs and a more profitable mix of products sold.

        Segment operating profit increased 82% as a result of the improvement in gross profit.

        Consolidated Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Nine Months Ended September 30,
(US$ in millions, except percentages)
	2005	2004	Change
Interest income	$78	$74	5%
Interest expense	(163)	(166)	(2)%
Foreign exchange gains (losses)	10	(56)

        Interest income increased 5% primarily due to higher average balances of interest bearing accounts receivable. Interest expense decreased 2% due to lower average borrowings for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, which was partially offset by higher average interest rates on short-term debt. The lower average borrowings were a result of lower average working capital levels due to the decline in agricultural commodity prices.

        Foreign exchange gains of $10 million in the nine months ended September 30, 2005 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 19% appreciation in the value of the Brazilian real in the nine months ended September 30, 2005 versus the U.S. dollar. The foreign exchange gains are net of related hedging costs.

        Foreign exchange losses of $56 million in the nine months ended September 30, 2004, included hedging costs related to our exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 7% devaluation of the Brazilian real in the first six months of 2004. During the third quarter of 2004, the Brazilian real appreciated 9% resulting in foreign exchange gains on the U.S. dollar net monetary liability position in Brazil in that quarter. The foreign exchange gains recorded in the third quarter of 2004 did not offset the foreign exchanges losses recorded in the first six month of 2004 primarily because the aggregate net U.S. dollar monetary liability position in the third quarter of 2004 was less than it was in the first half of 2004.

        Other Income (Expense)—net.    Other income (expense)—net increased $24 million to $43 million in the nine months ended September 30, 2005 from $19 million in the nine months ended September 30, 2004 primarily due to higher earnings from Bunge's French vegetable oil processing and German biodiesel joint ventures and gains on the sales of long-lived assets. The nine months ended September 30, 2004 included a pretax gain of $5 million from the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo S.A.

        Income Tax Expense.    Income tax expense decreased $138 million to $78 million in the nine months ended September 30, 2005 from $216 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we recognized an income tax benefit related to a reduction in deferred tax asset valuation allowances of $38 million that resulted from a legal entity restructuring initiated with the buyout of the Bunge Brasil minority interest in 2004. The legal entity restructuring enabled us to utilize certain deferred tax assets, for which valuation allowances had been provided against in prior years, resulting in a lower estimated annual effective tax rate. Excluding this item, the effective tax rate for the nine months ended September 30, 2005 was 22% and 32% for fiscal 2004. The decrease in our effective tax rate was primarily attributable to a reduction in earnings in higher tax jurisdictions.

        Minority Interest.    Minority interest expense decreased $45 million to $59 million in the nine months ended September 30, 2005 from $104 million in the nine months ended September 30, 2004, primarily due to lower earnings from our non-wholly owned subsidiaries and the acquisition of the remaining 17% minority interest of Bunge Brasil in the third and fourth quarters of 2004. Bunge now owns 100% of Bunge Brasil.

        Net Income.    Net income increased $17 million to $381 million in the nine months ended September 30, 2005 from $364 million in the nine months ended September 30, 2004. Net income for the nine months ended

September 30, 2005 includes the reversal of valuation allowances on recoverable taxes of $19 million, net of tax, the value-added tax credits of $17 million, net of tax, related to a change in tax laws, a reversal of a transactional tax provision for $10 million, net of tax, due to a favorable tax ruling, gains on sales of long-lived assets of $5 million, net of tax, and a $38 million reduction of deferred tax asset valuation allowances.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.76 at September 30, 2005 and 1.71 at December 31, 2004.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $326 million at September 30, 2005 and $432 million at December 31, 2004. The reduction in cash was primarily due to our use of cash for investments in capital projects.

        Included in our inventories were readily marketable inventories of $1,690 million at September 30, 2005 and $1,264 million at December 31, 2004. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in readily marketable inventories was primarily due to acquisitions of inventories from South American farmers, which were harvested in March, April and May.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms up to 180 days. The due dates are determined based upon when the farmers purchase our fertilizers and the anticipated harvest and sale of the farmers' crop, as the farmers' cash flow is cyclical and their cash flow provided by operations is generated after the crop is harvested. The payment terms for these accounts receivable are typically renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to pay their balances due us. In certain regions in Brazil, the 2005 crop was poor in quantity and yield primarily due to a lack of rain. As a result of the extension of credit terms and concerns about the collectibility of some of the accounts receivable, we have increased our reserve for doubtful accounts in the fertilizer segment to $107 million at September 30, 2005 from $62 million at December 31, 2004. At September 30, 2005, our gross amount of fertilizer segment accounts receivable was $761 million compared to a gross amount of $548 million at December 31, 2004. We closely monitor the recoverability of these accounts receivable.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and advances to farmers. These arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled through the delivery of the related crop to us upon harvest. At September 30, 2005, we had $940 million in prepaid commodity purchase contracts and advances to farmers compared to $932 million at December 31, 2004. Against these outstanding balances, we also had accounts payables reflecting soybeans which had been delivered by these farmers to our facilities with a value of $169 million as of September 30, 2005 and $38 million as of December 31, 2004. The allowance for uncollectible advances totaled $34 million at September 30, 2005 and $43 million at December 31, 2004. We closely monitor the collectibility of these advances.

        Accounts Receivable Securitization.    On October 14, 2005, certain of our European subsidiaries entered into an accounts receivable securitization. Through the securitization facility, our subsidiaries have the option to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible receivables up to a maximum amount of Euro 200 million. The securitization facility has an initial term of five years, but may be terminated upon the occurrence of certain limited circumstances. The effective yield rates are based on EUR LIBOR plus a spread. Our subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. On October 19, 2005, our subsidiaries sold approximately $158 million eligible receivables to this securitization facility.

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

        To finance working capital, we use cash flows generated from operating activities and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At September 30, 2005, we had approximately $1,905 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,393 million was unused and available at September 30, 2005.

        At September 30, 2005, we had $379 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines entered into by our wholly owned subsidiary, which expire in June 2007, equal to the maximum capacity of our commercial paper program of $600 million. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its wholly owned subsidiary. At September 30, 2005, no amounts were outstanding under these back-up bank credit lines.

        Our short-term and long-term debt increased by $359 million at September 30, 2005 from December 31, 2004, primarily due to the acquisition of inventories in South America.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2005 and 2008. At September 30, 2005, we had $324 million outstanding under these long-term debt facilities. Of this amount, at September 30, 2005, $157 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $800 million.

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

        In addition, in 2005, we renewed our $455 million European revolving credit agreement with a one-year term.

        Our credit facilities and certain other indebtedness require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of September 30, 2005.

        In the third quarter of 2005, we entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing our interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015 issued in July 2005. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR set in arrears, and will receive payments based on fixed interest rates. In addition, in September 2004, we entered into interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing our interest rate exposure on a portion of our fixed rate debt. Under the terms of the interest rate swaps, we make payments based on six-month LIBOR set in arrears, and we will receive fixed interest rates based on our $500 million aggregate principal amount 5.35% senior notes due 2014 and our $500 million aggregate principal amount 4.375% senior notes due 2008. The interest rate swaps settle every six months until expiration. Accrued interest receivable of approximately $2 million relating to these swaps was recorded as a reduction to interest expense in the nine months ended September 30, 2005.

        On October 20, 2005, Bunge Limited Finance Corp., a subsidiary of Bunge Limited, together with Bunge Limited announced that it intends to redeem for cash the remaining outstanding 3.75% convertible notes due November 15, 2022 on November 22, 2005. As of October 18, 2005, convertible notes in an aggregate principal amount of approximately $242 million were outstanding. As provided in the indenture governing the convertible notes, the redemption price is $1,015 for each $1,000 principal amount of convertible notes to be redeemed, together with accrued and unpaid interest up to, but not including, the redemption date.

        In accordance with the terms of the indenture, holders retain the right to convert their convertible notes into Bunge Limited common shares at any time before the close of business on the second business day immediately preceding the redemption date. The convertible notes are convertible into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares will be issued and delivered following conversion. No payment will be made for interest accrued and unpaid on convertible notes surrendered for conversion.

        The weighted averages common shares that are issuable upon conversion of the convertible notes have been included in our fully diluted earnings per share calculation for all periods presented in this report.

        Shareholders' Equity.    Shareholders' equity increased to $4,018 million at September 30, 2005 from $3,375 million at December 31, 2004, as a result of the net income of $381 million, $19 million attributable from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested, $8 million from the conversion of a portion of the convertible notes and other comprehensive income of $281 million, which includes foreign exchange gains of $287 million. This increase was partially offset by dividends paid to shareholders of $46 million.

  Cash Flows

        In the nine months ended September 30, 2005, our cash and cash equivalents balance decreased $106 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $121 million increase in our cash and cash equivalents balance in the nine months ended September 30, 2004.

        Our operating activities used cash of $50 million in the nine months ended September 30, 2005, compared to cash provided by operating activities of $940 million in the nine months ended September 30, 2004. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which typically occurs in March, April and May. In addition, in the first half of the year we are also building fertilizer inventories in anticipation of sales to the farmers who typically begin purchasing the bulk of their fertilizer products in the third and fourth quarters. The decrease in the cash flow from operating activities is primarily due to the decline in income from operations before income tax and minority interest and higher levels of operating working capital for the nine months ended September 30, 2005, compared to the same period in 2004. Operating working capital was higher primarily due to an increase in the advances to farmers, higher levels of inventory in the fertilizer segment as farmers delayed their fertilizer input purchases, which was in contrast to last year's lower inventory levels because farmers purchased earlier in the year compared to historical sales patterns, higher levels of inventory in South America due to seasonal purchases of agricultural inventories and in Europe due to business expansion. The stronger Brazilian real contributed to slow commercialization of crops by the Brazilian farmers and lower levels of accounts payable also reduced cash flow for the nine months ended September 30, 2005, compared to the same period last year. In 2004, cash flow also benefited from the reduction in high soybean prices.

        Cash used by investing activities was $350 million in the nine months ended September 30, 2005, compared to cash used of $595 million in the nine months ended September 30, 2004. Payments made for capital expenditures included investments in property, plant and equipment that totaled $342 million and consisted primarily of additions under our normal capital expenditure plan. Maintenance capital expenditures were $71 million in the nine months ended September 30, 2005, compared to $74 million in the nine months ended September 30, 2004. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in the nine months ended September 30, 2005 related to efficiency improvements to reduce costs, equipment upgrades and business expansion. Major capital projects in the nine months ended September 30, 2005 included the expansion of our Brazilian fertilizer mixing, sulfuric and phosphoric acid production capacity (including additional investments in logistics), investments in export terminal operations in Argentina, expansion of our oilseed processing capabilities and port facilities in Spain and Eastern Europe, and expansion of oilseed processing and grain origination capabilities in Russia and the Ukraine.

        Acquisitions of businesses and other intangible assets included in cash flows from investing activities were $29 million in the nine months ended September 30, 2005, which included $20 million for the Ideal™ premium bottled oil brand in Russia and the former Soviet Union countries. In the nine months ended September 30, 2004, acquisitions of businesses and other intangible assets and investments in affiliates included $282 million for an additional 15% interest in the outstanding shares of Bunge Brasil, $27 million for the acquisition of the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, and $28 million in existing and new business alliances in South America and Eastern Europe. Also included in cash flow from investing activities in the nine months ended September 30, 2004 was $7 million received in connection with the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo.

        Cash provided by financing activities was $283 million in the nine months ended September 30, 2005, compared to cash used of $247 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2005 and 2004, we increased our borrowings of long-term debt primarily to finance our additional working capital requirements and fund our investing activities. In June 2004, we sold 9,775,000 common shares for net proceeds of $330 million. Dividends paid to our shareholders in the nine months ended September 30, 2005 were $46 million and in the nine months ended September 30, 2004 were $36 million.

  Guarantees

        We have issued or were a party to the following guarantees at September 30, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$62
Unconsolidated affiliates financing(2)	25
Customer financing(3)	209

Total	$296

  (1)
  Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $62 million at September 30, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

  (2)
  Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

  (3)
  We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions we would be required to perform under the guarantees. At September 30, 2005, $68 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at September 30, 2005.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,793 million at September 30, 2005. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2005. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $277 million as of September 30, 2005, of which there was approximately $5 million related amount outstanding as of such date.

Dividends

        On October 11, 2005, we announced that our board of directors declared a regular quarterly cash dividend of $0.15 per share, which will be payable on November 30, 2005 to shareholders of record on November 16, 2005. On August 29, 2005, we paid a regular cash dividend of $0.15 per share to shareholders of record on August 15, 2005.

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

Recent Accounting Pronouncements

        In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principle Board Opinion No. 20 (Opinion No. 20). SFAS No. 154 replaces Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, carrying forward many provisions of Opinion No. 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. We are currently evaluating FIN 47 to determine the impact on our consolidated financial statements.

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

Recent Developments

        On September 30, 2005, we announced our intention to form a joint venture with Diester Industrie specializing in the production and marketing of biodiesel (vegetable oil methyl ester). The new company will be called Diester Industrie International (DII). Diester Industrie is a subsidiary of Sofiproteol, the financial arm of the French oilseed farmers' association. The joint venture will be created by grouping together the two companies' biodiesel assets, except for those owned and operated in France. Diester Industrie will own 60 percent of the joint venture and we will own 40 percent. The transaction is expected to close in the fourth quarter of 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates, interest rates and energy and transportation costs which may affect our results of operations and financial position. We use derivative financial instruments for the purpose of managing the risks and/or costs associated with these exposures. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

	Nine Months Ended September 30, 2005		Year Ended December 31, 2004
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$329	$33	$414	$41
Highest short position	(172)	(17)	(13)	(1)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,139 million as of September 30, 2005 and $961 million as of December 31, 2004. The balance of permanently invested intercompany borrowings increased $178 million in the nine months ended September 30, 2005 in order to fund capital expenditures in Brazil. Included in other comprehensive income (loss) are foreign exchange gains of $196 million in the nine months ended September 30, 2005 and foreign exchange gains of $96 million in the year ended December 31, 2004, related to permanently invested intercompany loans.

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

(US$ in millions)	September 30, 2005	December 31, 2004
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,460)	$(1,091)
Market risk	(146)	(109)
Agricultural commodities inventories	1,370	988
Net currency short position, less agricultural commodities inventories	(90)	(103)
Market risk	$(9)	$(10)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(173)	$(81)
Market risk	(17)	(8)
Agricultural commodities inventories	182	93
Net currency long position, less agricultural commodities inventories	9	12
Market risk	$1	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(299)	$(320)
Market risk	(30)	(32)
Agricultural commodities inventories	366	283
Net currency long (short) position, less agricultural commodities inventories	67	(37)
Market risk	$7	$(4)

Interest Rate Risk

        In July 2005, we completed the sale of $400 million aggregate principal amount of unsecured senior notes bearing interest at 5.10% per year that mature in July 2015. The notes were issued by our wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by us. Interest on these unsecured senior notes is payable semi-annually in arrears in January and July of each year, commencing in January 2006. We used the net proceeds of this offering, approximately $396 million, for the repayment of outstanding indebtedness.

        There was no significant change in our interest rate risk profile in the nine months ended September 30, 2005.

        Interest Rate Derivatives  —  We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. In the quarter ended September 30, 2005, we entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing our interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR in arrears, and will receive payments based on fixed interest rates. In addition, in September 2004, we entered into various interest rate swap agreements to manage our interest rate exposure on a portion of our fixed rate debt. We have accounted for these swap agreements as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of September 30, 2005, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2005.

					Fair Value Loss
	Maturity
(US$ in millions)					September 30, 2005
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(24)
Weighted average variable rate payable(1)	5.04%	5.07%	4.85%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

        We recognized $2 million of accrued interest receivable as a reduction of interest expense in the nine months ended September 30, 2005, in the condensed consolidated statements of income, relating to our outstanding swap agreements.

Item 4. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures  —  As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        Internal Control Over Financial Reporting  —  During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Oleina Holding Arbitration  —  As we previously reported in our Form 10-Q for the period ended June 30, 2005, we have been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (we acquired Cereol in October 2002 from Edison SpA) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, we agreed to pay Cereol's former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and us. Pursuant to our agreement with Edison relating to our acquisition of Cereol, we were entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes. The net impact of this settlement on our condensed consolidated financial statements was not material.

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

BUNGE LIMITED
Date: November 9, 2005	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX