Form 10-K
period 2005-12-31
Bunge LTD
filed 2006-03-15
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-16625

BUNGE LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0231912
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Main Street
White Plains, New York USA	10606
(Address of principal executive offices)	(Zip Code)
(914) 684 2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01 per share	New York Stock Exchange
Series A Preference Shares Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act:  Large Accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of registrant’s common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, as reported by the New York Stock Exchange, was approximately $6,908 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of February 28, 2006, 119,239,817 Common Shares, par value $.01 per share, and 119,239,817 Series A Preference Shares Purchase Rights were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual General Meeting of Shareholders to be held on May 26, 2006 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business—Business Overview” and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

•       our operations, competitive position, strategy and prospects;

•       industry conditions, including the cyclicality of the oilseed processing industry, unpredictability of the weather and the impact of crop and animal disease on our business;

•       estimated demand for the commodities and other products that we sell;

•       the effects of economic, political or social conditions and changes in foreign exchange policy or rates;

•       our ability to complete, integrate and benefit from acquisitions, joint ventures and strategic alliances;

•       governmental policies affecting our business, including agricultural and trade policies;

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

PART I

Item 1.                        Business

References in this Annual Report on Form 10-K to “Bunge Limited,” “Bunge,” “we,” “us” and “our” refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

We are an integrated, global agribusiness and food company operating in the farm-to-consumer food chain, with operations ranging from sales of raw materials such as grains and fertilizers to retail food products such as margarine and mayonnaise. In 2005, we had total net sales of $24,275 million. We believe we are:

•       the world’s leading oilseed processing company, based on processing capacity;

•       the largest producer and supplier of fertilizer to farmers in South America, based on volume; and

•       a leading seller of bottled vegetable oils worldwide, based on sales.

We conduct our operations in three divisions:  agribusiness, fertilizer and food products. These divisions include four reporting segments:  agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business involved in the purchase, processing, storage and sale of grains and oilseeds. Our agribusiness operations and assets are primarily located in North and South America and Europe, and we also have operations in India and China and international marketing offices throughout the world. The segment operating profit of our agribusiness division was $296 million in 2005.

Our fertilizer division is involved in every stage of the fertilizer business, from mining of raw materials to the sale of fertilizer products. The activities of our fertilizer division are primarily located in Brazil. The segment operating profit of our fertilizer division was $81 million in 2005.

Our food products division consists of two business segments:  edible oil products and milling products. These segments include businesses that produce and sell food products such as edible oils, shortenings, margarine, mayonnaise and milled products such as wheat flours and corn products. The activities of our food products division are primarily located in North America, Europe, Brazil and India. The segment operating profit of our edible oil products segment and milling products segment was $16 million and $63 million, respectively, in 2005.

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

Agribusiness

Overview.   Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we purchase, store and sell are grains and oilseeds, primarily soybeans, sunflower seed, rapeseed or canola, wheat and corn. We purchase these grains and oilseeds either directly from farmers or indirectly through intermediaries. The principal agricultural commodity products that we produce, store and sell in our oilseed processing operations are meal, hulls and crude and further processed oils. Of these products, the majority are soybean products, as soybean capacity accounted for approximately 89% of our total oilseed processing capacity in 2005. Our international marketing operations sell and distribute our agricultural commodities and commodity products to our international customers while managing our international commodity, financing and freight risks.

Customers.   We sell agricultural commodities and commodity products to customers in over 90 countries. The principal purchasers of our grains and oilseeds are feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal and hull products are feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. The principal purchasers of our crude and further processed oils are edible oil processing companies, including our own food products division, which purchased approximately one-half of our total crude oil production in 2005. These oils are used by our customers to produce a variety of edible oil products for the food service, food processor and retail markets. In addition, we have recently experienced increased sales of our oil products for non-food uses such as the production of biodiesel, which is used as a fuel additive or supplement.

Our agribusiness operations supply, depending on their location, both domestic and export customers. For example, in Argentina, our customer base is primarily export. In Brazil and Canada, we produce oilseed meal and oil for both the domestic and export markets. In the United States and Europe, the market for these commodity products is primarily domestic. In the United States, Brazil and Europe, some of our agribusiness products, such as corn and oilseed meal, are used in the production of pork and poultry that is ultimately exported. As a result, our agribusiness operations benefit from global demand for poultry and pork products.

Distribution and Logistics.   We use a variety of transportation modes to transport our products, including railcars, river barges, trucks and ocean going vessels. We own and lease railcars and barges, and use transportation services provided by truck lines, railroads and barge companies to fulfill our other logistics needs. We also contract with third parties for ocean freight services. We have made and will continue to make selective investments in port and storage facilities to better serve our customer base and improve our distribution and logistics capabilities.

Other Services.   In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers, which are typically secured by the farmer’s crop and a mortgage on the farmer’s land and other assets. These loans typically carry local market interest rates. As of December 31, 2005, the total amount outstanding under prepaid commodity purchase contracts and secured advances to our suppliers, which primarily include farmers, was $924 million. We also offer other financial services, such as trade structured finance and financial risk management services to customers. These services include assisting our customers with managing exposure to adverse price movements in the agricultural commodities used in their business and arranging for third-party financings with financial institutions or through government financing programs.

Competition.   Markets for our agribusiness products are highly competitive. Major competitors in our agribusiness operations are The Archer Daniels Midland Co., or ADM, and Cargill Incorporated, or Cargill, and, to a lesser extent, large agricultural cooperatives and trading companies, such as Louis Dreyfus Group.

Fertilizer

Overview.   We are the largest producer and supplier of fertilizer to farmers in South America and a major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of phosphate-based raw materials to selling of blended fertilizers. In the Brazilian retail market, we have approximately 30% of the market share of “NPK” fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. As a result of expansion in the Brazilian agricultural sector and the related increase in demand for fertilizer, we have recently expanded our fertilizer blending capacity and intend to expand our production capabilities at our phosphate mines.

Products and Services.   Our fertilizer division is comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production of intermediate phosphate-based products for sale to fertilizer blenders, cooperatives and to supply our own retail fertilizer production operations. We also produce phosphate-based animal feed ingredients in this business. The primary products we produce in our nutrients operations are phosphate rock, sulfuric acid, single super phosphate, phosphoric acid and dicalcium phosphate. Our retail operations consist of producing, distributing and selling blended NPK formulas and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and Paraguay. These fertilizers are used for a variety of crops, including soybeans, corn, sugar cane, wheat and coffee. We market our fertilizers under the IAP, Manah, Ouro Verde and Serrana brands.

Raw Materials.   The principal raw materials used in our fertilizer division are sulfur, sulfuric acid, phosphate rock and phosphate-based products in the phosphate chain, various nitrogen-based products in the nitrogen chain and various potash-based products in the potash chain. Through our phosphate mines, we were able to supply approximately 67% of our total phosphate requirements in 2005. We purchased the balance from third-party suppliers located in Brazil or internationally. Our sulfuric acid production capacity was sufficient to supply approximately 93% of our needs in 2005. In 2005, we purchased 83% of our demand for nitrogen-based and potash-based products from third-party suppliers located in Brazil or internationally.

The prices of fertilizer raw materials are determined by reference to international prices as a result of supply and demand factors. Each of these products is readily available in the international marketplace from multiple sources.

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

Competition.   Our main competitors in our fertilizer operations are Copebrás, Fertipar, The Mosaic Company, Abudos Trevo (Yara) and Heringer.

Food Products

Overview.   Our food products division consists of two business segments:  edible oil products and milling products. We sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials we use in our food products division are various crude and further-processed oils in our edible oil products segment, and corn and wheat in our milling products segment. As these raw materials are agricultural commodities, we expect supply to be adequate for our operational needs. We seek to realize synergies between our food products division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

Edible Oil Products

Products.   Our edible oil products include bottled, packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed or canola and cottonseed oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of bottled vegetable oils worldwide, based on sales, and we have edible oil refining and packaging facilities in North America, South America, Europe and Asia.

We sell our retail edible oil products in Brazil under a number of our own brands, including Soya, the leading bottled oil brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor. In addition, our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is one of the leading foodservice brands of edible oil products. In addition, through our alliance with DuPont, we have begun to offer Nutrium™ Low Lin Soybean Oil, a new low linolenic soybean oil that is trans-fat free to food processors seeking to reduce or eliminate trans-fatty acids in their products. In Europe, we are the market leader in consumer bottled vegetable oils, which are sold in various local markets under brand names including Oli, Venusz, Floriol, Kujawski, Olek, Unisol, Ideal and Oleina. In India, our primary brands include Dalda, Chambal and Masterline. In several markets we also sell bottled edible oil products to grocery store chains for sale under their own private labels.

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

Milling Products

Products.   Our milling products include wheat flours sold primarily in Brazil and corn products sold in North America. Our corn products consist of dry milled corn grits, meal and flours, as well as soy-fortified corn meal, corn-soy blend and other similar products. We also produce corn oil and corn feed products.

Distribution and Customers.   In Brazil, the primary customers for our wheat milling products are industrial  bakery and foodservice companies. In North America, the primary customers for our corn products are companies in the food processing sector and the U.S. government for humanitarian relief programs. Our corn grits and meal are used primarily in the cereal, snack food and brewing industries. Our corn oil and feed products are sold to edible oil processors and animal feed markets, respectively.

Competition.   The wheat milling industry in Brazil is competitive, with many small regional producers. Our major competitors in Brazil are Pena Branca Alimentos, M. Dias Branco S.A. and Moinho Pacifico. Our major competitors in our North American corn products business include Cargill and J.R. Short Milling Co.

Operating Segments and Geographic Areas

The following tables set forth our net sales by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area are determined based on the location of the subsidiary making the sale.

	Year Ended December 31,
	2005	2004	2003
	(US$ in millions)
Net Sales to External Customers by Operating Segment(1):
Agribusiness	$17,437	$17,983	$16,307
Fertilizer	2,674	2,581	1,954
Edible oil products	3,305	3,800	3,101
Milling products	859	804	751
Other (soy ingredients)	—	—	52
Total	$24,275	$25,168	$22,165

	Year Ended December 31,
	2005	2004	2003
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$8,904	$8,777	$7,176
United States	6,076	6,783	6,129
Brazil	4,994	4,939	3,894
Asia	2,956	3,225	3,451
Canada	957	1,160	1,216
Argentina	362	262	275
Rest of world	26	22	24
Total	$24,275	$25,168	$22,165

	Year Ended December 31,
	2005	2004	2003
	(US$ in millions)
Long-Lived Assets by Geographic Area(2):
Brazil	$2,035	$1,759	$1,323
United States	963	1,021	1,052
Europe	505	410	302
Argentina	137	113	80
Rest of world	153	120	110
Total	$3,793	$3,423	$2,867

(1)          During the year ended December 31, 2005, we reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2004 and 2003 have been reclassified to conform to the current presentation.

(2)          Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

Please see Note 26 to our consolidated financial statements included as part of this Annual Report on Form 10-K for additional information on our total assets, segment operating profit, and our net sales and other financial information by operating segment.

Joint Ventures and Alliances

We participate in several unconsolidated joint ventures accounted for on the equity method, the most significant of which are described below. For additional information on our joint ventures see Note 10 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Solae; Alliance with DuPont.   We have an alliance with E.I. du Pont de Nemours (DuPont). This alliance consists of a joint venture, The Solae Company, or Solae, of which we own 28% and DuPont owns 72%, that focuses on the global production and distribution of specialty food ingredients, including soy proteins and lecithins; a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and an alliance to develop a broader offering of services and products for farmers.

Saipol S.A.S.   Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmers’ association. Saipol is engaged in oilseed processing and the sale of branded bottled vegetable oils in France. We have a 33.34% interest in Saipol.

Terminal 6 S.A. and Terminal 6 Industrial S.A.   We have a joint venture in Argentina with Aceitera General Deheza S.A., or AGD, for the operation of the Terminal 6 port facility located in the Santa Fe province. We are also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures.

AGRI-Bunge, LLC.   We have a joint venture in the United States with AGRI Industries, an Iowa farmer-owned cooperative. The joint venture originates grain and operates Mississippi river terminals. We have 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge, LLC.

Fosbrasil S.A.   We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Societé Chimique Prayon Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

EWICO S.p.z.o.o.   We have a 50% share of this joint venture in Poland with a local partner. The joint venture operates a manufacturing facility that produces crude oil and refined rapeseed oil sold in bulk.

Harinera La Espiga, S.A. de C.V.   We are a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. We have a 31.5% interest in the joint venture.

Terminal de Granéis do Guarujá S.A. (TGG).   We have a joint venture in Brazil with Ferronorte S.A. - Ferrovias Norte Brasil and Amaggi Exportacão e Importacão Ltda. for the construction of a terminal in the port of Guarujá. We have a 49% interest in TGG.

Diester Industries International S.A.S.   In December 2005, we along with Diester Industrie, a subsidiary of Sofiproteol, formed a joint venture specializing in the production and marketing of biodiesel. The new company is called Diester Industries International S.A.S. (DII). DII combines our and certain of Diester Industrie’s biodiesel assets in Europe. Diester Industrie owns 60% of the joint venture, and we own 40%. DII will produce biofuels in Marl, Germany, Bruck, Austria and Livorno, Italy.

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

Our total research and development expenses were $18 million in 2005, $14 million in 2004 and $8 million in 2003. As of December 31, 2005, our research and development organization consisted of approximately 128 employees worldwide.

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

Seasonality

In our agribusiness division, we do not experience material seasonal fluctuations in volume since we are geographically diversified in the global agribusiness market. The worldwide need for food is not seasonal and increases as populations grow. The geographic balance of our grain origination assets in the northern and southern hemispheres also assures us a more consistent supply of agricultural commodities throughout the year, although our overall supply of agricultural commodities can be impacted by adverse weather conditions. However, there is a degree of seasonality in our gross profit, as our higher margin oilseed processing operations experience increases in volumes in the second, third and fourth quarters due to the timing of the North and South American soybean harvests. In addition, price and margin variations and increased availability of agricultural commodities at harvest times often cause fluctuations in our inventories and short-term borrowings.

In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, our fertilizer sales are significantly higher in the third and fourth quarters of each year.

In our food products division, there are no significant seasonal effects on our business.

Risk Management

Effective risk management is a fundamental aspect of our business. Correctly anticipating market developments to optimize timing of purchases, sales and hedging is essential for maximizing the return on our assets. We engage in commodity price hedging in our agribusiness and food products divisions to reduce the impact of volatility in the prices of the principal agricultural commodities we use in those divisions. Our manufacturing operations use substantial amounts of energy including natural gas, steam and fuel oil. We engage in energy cost hedging to reduce our exposure to volatility in energy costs. We also engage in foreign currency and interest rate hedging. In addition, we enter into certain freight agreements relating to the transportation of our products in order to reduce our exposure to volatility in freight costs. Our risk management decisions take place in various markets but position limits are centrally set and monitored. For foreign exchange risk, we require our positions to be hedged in accordance with our foreign exchange policies. We have a finance and risk policy committee of our board of directors that supervises and reviews our overall risk management policies and risk limits. In addition, we have a risk management group which focuses on managing our risk exposures. We also periodically review our risk management policies, procedures and systems with outside consultants. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Government Regulation

We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including storage, processing and distribution of our agricultural commodity products, food processing, handling and storage, mining and port operations and environmental matters.

To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies. In addition, our facilities are subject to periodic inspection by governmental agencies in each of the countries in which we do business throughout the world. Certain new regulations that had or are expected to have an impact on our industry are outlined below.

GMO Regulation.   Regulations have been passed in Europe and Brazil related to the regulation of genetically modified organisms (GMOs). The European Parliament and the Council of the European Union (EU) have passed regulations which require labeling and traceability criteria for GMOs. Products derived from GMOs, including food and animal feed, must be labeled if they contain more than 0.9% genetically modified material. In Brazil, the government legalized the planting and sale of GMO soybeans in 2005. However, certain Brazilian states have banned the planting, sale or transport of GMO crops, which has resulted in the disruption of certain GMO crop shipments. In addition, Brazilian law requires that all products intended for animal or human consumption be labeled if the GMO content of such product exceeds 1%.

Trans-Fatty Acids Labeling Requirements.   On January 1, 2006, new U.S. Food and Drug Administration labeling rules took effect which require food processors to disclose levels of trans-fatty acids contained in their products. Many of our soybean oil products that are sold in the United States contain trans-fatty acids as a result of being hydrogenated for use in processed and packaged foods to extend shelf-life and stabilize flavor. As a result of the labeling requirement, several food processors and other customers have either switched or indicated an intention to switch to products with lower levels of trans-fatty acids. As a result, we have developed, together with DuPont, a new low linolenic soybean oil that is trans-fat free, and are working with customers to offer other reduced trans-fat alternatives.

Biofuels Legislation.   In recent years, there has been increased interest throughout the world in the production of biofuels. Biofuels convert crops, such as sugar cane, corn, soybeans and other oilseeds, into ethanol or biodiesel to extend or substitute for fossil fuels, and reduce carbon dioxide emissions. Production of biofuels has been increasing significantly as incentives for the production of biofuels are being offered in many countries. For example, in the United States, ethanol and biodiesel production benefit from certain tax incentives, while in Europe, several countries provide tax incentives for the production of biodiesel. As such, the markets for agricultural commodities and commodity products used in the production of biofuels, such as soybean, rapeseed and canola oil, are becoming increasingly affected by the growth of the biofuel industry and related legislation.

Competitive Position

Markets for our products are highly price competitive and sensitive to product substitution. No single company competes with us in all of our markets. Please see the “Competition” section contained in the discussion of each of our operating segments above for a list of the primary competitors in each segment.

Environmental Matters

We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may create emissions of certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in most of our business lines. Handling hazardous or toxic materials and wastes is inherently risky, and we incur costs to comply with health, safety and environmental regulations applicable to our operations. Compliance with environmental laws and regulations did not materially affect our capital expenditures, earnings or competitive position in 2005, and, based on current laws and regulations, we do not expect that they will do so in 2006.

Employees

The following tables indicate the distribution of our employees by business division and geographic region as of the dates indicated.

Employees by Business Division

	December 31,
	2005	2004	2003
Agribusiness	9,256	9,120	8,797
Fertilizer	6,508	6,846	6,526
Food products	7,731	8,655	7,972
Total	23,495	24,621	23,295

Employees by Geographic Region

	December 31,
	2005	2004	2003
North America	3,909	4,140	4,066
South America	13,762	14,904	14,594
Europe	5,094	4,390	3,707
Asia	730	1,187	928
Total	23,495	24,621	23,295

Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging markets, including Eastern Europe and Asia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information see the discussion under “Item 1A. Risk Factors.”

Available Information

Our website address is www.bunge.com. Through the “About Bunge—Investor Information—SEC Filings” section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.

Through the “About Bunge—Investor Information—Corporate Governance” section of our website, it is possible to access copies of the charters for our audit committee, compensation committee, finance and risk policy committee and corporate governance and nominations committee. Our corporate governance guidelines and our code of ethics are also available in this section of our website. Each of these documents is made available, free of charge, through our website and in print from us upon request.

The foregoing information regarding our website and its content is for your convenience only. The information contained on or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.

In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

Bunge’s Chief Executive Officer and Chief Financial Officer have provided certifications to the Securities and Exchange Commission as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report on Form 10-K. As required by the New York Stock Exchange (NYSE), on June 20, 2005, our Chief Executive Officer submitted his certification to the NYSE that stated he was not aware of any violation of the NYSE corporate governance listing standards.

Executive Officers and Key Employees of the Company

Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Managing Director, New Business, Bunge Limited
Archibald Gwathmey	Managing Director, Agribusiness Division, Bunge Limited, and Chief Executive Officer, Bunge Global Markets, Inc.
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
Flávio Sá Carvalho	Chief Personnel Officer
William M. Wells	Chief Financial Officer
Mario A. Barbosa Neto	Chief Executive Officer, Bunge Fertilizantes S.A.
Jean Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	Chief Executive Officer, Bunge Alimentos S.A.

Alberto Weisser, 50.   Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company and Ferro Corporation and a member of the North American Agribusiness Advisory Board of Rabobank. Mr. Weisser has a bachelor’s degree in Business Administration from the University of São Paulo, Brazil and has participated in several post graduate programs at Harvard Business School. He has also attended INSEAD’s Management Development Program in France.

Andrew J. Burke, 50.   Mr. Burke has been Managing Director, New Business since January 2002. Previously, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG, the German chemical company. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

Archibald Gwathmey, 54.   Mr. Gwathmey has been the Managing Director of our agribusiness division since December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 25 years experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

João Fernando Kfouri, 67.   Mr. Kfouri has been the Managing Director of our food products division since May 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

Flávio Sá Carvalho, 62.   Mr. Sá Carvalho has been our Chief Personnel Officer since 1998. Prior to joining Bunge, he served as Vice President of Human Resources at Aetna International, Inc. since 1994. Prior to that, he was with Bank of America for 12 years in multiple capacities, including Director of Human Resources for their Latin American operations, International Compensation and Benefits, Corporate Staffing and Planning and Vice President of International Human Resources. Mr. Sá Carvalho studied Mass Communications in Brazil and holds an M.S. in Education Research and Development from Florida State University.

William M. Wells, 45.   Mr. Wells has been our Chief Financial Officer since January 2000. Prior to that, Mr. Wells was with the McDonald’s Corporation for ten years, where he served in numerous capacities, including chief executive of System Capital Corporation, the McDonald’s System’s dedicated finance company, Chief Financial Officer of McDonald’s Brazil and Director of both U.S. and Latin American finance. Before McDonald’s, Mr. Wells was with Citibank N.A. in Brazil and New York. Mr. Wells is a member of the Board of Directors of Biovail Corporation. He is also a member of the Standard & Poor’s Corporate Issuer Advisory Board. He has a Master’s Degree in International Business from the University of South Carolina.

Mario A. Barbosa Neto, 59.   Mr. Barbosa Neto has been the Chief Executive Officer of Bunge Fertilizantes S.A. since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 25 years experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil S.A. from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas Foundation. Mr. Barbosa Neto is Vice President of the International Fertilizer Association.

Jean Louis Gourbin, 58.   Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor’s and a Master’s degree in Economics from the Sorbonne.

Carl L. Hausmann, 59.   Mr. Hausmann has been the Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as the Chief Executive Officer of Bunge Europe since October 15, 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

Raul Padilla, 50.   Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has over 23 years experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentinean National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

Sergio Roberto Waldrich, 48.   Mr. Waldrich has been the Chief Executive Officer of Bunge Alimentos S.A. since 2002. Prior to becoming the Chief Executive Officer of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos, which was acquired by Bunge in 1997, as a trainee in 1972. Mr. Waldrich worked in various positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Pork Industry Association and the Brazilian Pork Export Association.

Item 1A.                Risk Factors

Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our financial condition and business operations. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging markets, including Eastern Europe and Asia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies.

We are exposed to currency exchange rate fluctuations because a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the European euro, affect our expenses that are denominated in local currencies, affect farm economics in non-U.S. markets and may have a negative impact on the value of our assets located outside of the United States.

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

Agricultural production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply, demand for and prices of our products, restrict our ability to do business in our existing and target markets and could cause our financial results to suffer.

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

Our future funding requirements will depend, in large part, on our working capital requirements and the nature of our capital expenditures. In addition, the expansion of our business and pursuit of business opportunities may require us to have access to significant amounts of capital. As of December 31, 2005, we had $3,146 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like.

Our risk management strategy may not be effective.

Our business is affected by fluctuations in agricultural commodities prices, freight rates, energy prices, interest rates and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our hedging strategy may not be successful in minimizing our exposure to these fluctuations. In addition, our control procedures and risk management policies may not successfully prevent our traders from entering into unauthorized transactions that have the potential to impair our financial position. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Agribusiness.   The markets for our products are highly price competitive and are sensitive to product substitution. We compete against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Our principal competitors are ADM, Cargill and, to a lesser extent, large agricultural cooperatives and trading companies, such as Louis Dreyfus Group. Competition with these and other suppliers, processors and distributors is based on price, service offerings and geographic location.

Food Products.   Several of the markets in which our food products division operates, particularly those in which we sell retail consumer products, are mature and highly competitive. In addition, consolidation in the supermarket industry has resulted in our retail customers demanding lower prices and reducing the number of suppliers with which they do business. To compete effectively in our food products division, we must establish and maintain favorable brand recognition, efficiently manage distribution, gain sufficient market share, develop products sought by consumers and other customers, implement appropriate pricing, provide marketing support and obtain access to retail outlets and sufficient shelf space for our retail products. In addition, sales of our soybean oil products could be subject to increased competition as a result of adverse publicity and labeling requirements in the U.S. associated with trans-fatty acids. If our competitors are able to offer or develop low trans-fatty acid products more economically or quickly than we can, our competitive position could suffer and our edible oil products segment revenues and profits could be negatively affected.

Competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our revenues and profitability.

We are subject to regulation in numerous jurisdictions and may be exposed to liability as a result of our handling of hazardous materials and commodities storage operations.

Our business involves the handling and use of hazardous materials. The use of such materials in processing our products can cause the emission of certain regulated substances. In addition, the storage and processing of our products may create hazardous conditions. For example, we use hexane in our oilseed processing operations, and hexane can cause explosions that could harm our employees or damage our facilities. Our agricultural commodities storage operations also create dust that has caused explosions in our grain elevators. In addition, our mining operations and manufacturing of fertilizers require compliance with environmental regulations. Our operations are regulated by environmental laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of any environmental contamination. In addition, Brazilian law allocates liability for noncompliance with environmental laws by an acquired company to the acquiror for an indefinite period of time. Because we use and handle hazardous substances in our business, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. See “Item 1. Business—Government Regulation” and “Item 1. Business—Environmental Matters.”

We advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital we have advanced to them.

In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers, which are typically secured by the farmer’s crop and a mortgage on the farmer’s land and other assets. Over the past two years, due to the higher costs of fertilizer, seed, crop chemicals and other farm inputs, as well as the growth of planted acreage in Brazil, we have advanced funds to farmers in greater amounts under these arrangements than we have in the past. At December 31, 2005 and 2004, we had approximately $924 million and $932 million in outstanding prepaid commodity purchase contracts and advances to the farmers, respectively. As our exposure under these financial arrangements increases, we will be increasingly exposed to the risks that the underlying crop will be unable to satisfy a farmer’s obligation under the financing arrangements as a result of weather and crop growing conditions, fluctuations in commodity prices and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss. In addition, we sell fertilizer on credit to farmers in Brazil. At December 31, 2005 and 2004, our total fertilizer segment accounts receivable were $663 million and $548 million, respectively. During 2005, approximately 85% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on our guarantees see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their payments to us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Although our prior loss experience has been small, significant defaults by farmers under these financial arrangements could adversely affect our financial condition and results of operations.

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

Our bye-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•       a classified board of directors with staggered three-year terms;

•       directors to be removed without cause only upon the affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution;

•       restrictions on the time period in which directors may be nominated;

•       our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

•       an affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution for some business combination transactions, which have not been approved by our board of directors.

In addition, we have a shareholder rights plan which will entitle shareholders to purchase our Series A Preference Shares if a third-party acquires beneficial ownership of 20% or more of our common shares. In some circumstances, shareholders are also entitled to purchase the common stock of a company issuing shares in exchange for our common shares in a merger, amalgamation or tender offer or a company acquiring most of our assets.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a “passive foreign investment company,” or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2005 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Characterization as a PFIC could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to qualified dividend income of certain U.S. investors would not apply. Since PFIC status is determined by us on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a “qualified electing fund” with respect to shares owned (a “QEF election”), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to “mark to market” our shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our shares.

Item 1B.   Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.   Properties

The following tables provide information on our principal operating facilities as of December 31, 2005.

Facilities by Division

	Aggregate Size	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
Division	(square meters)	(metric tons)	(metric tons)
Agribusiness	2,798,171	154,937	10,477,102
Fertilizer	1,552,635	147,649	2,856,032
Food Products	1,413,548	27,961	547,101

Facilities by Geographic Region

	Aggregate Size	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
Region	(square meters)	(metric tons)	(metric tons)
North America	1,045,716	62,191	7,139,235
South America	2,832,412	223,381	4,782,871
Europe	1,886,226	44,975	1,958,129

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

Agribusiness

In our agribusiness operations, we have approximately 275 grain storage facilities that are located close to agricultural production areas and export locations. We also have approximately 50 oilseed processing plants and approximately 25 international marketing offices throughout the world.

Fertilizer

In our fertilizer division, we currently operate four phosphate mines in Brazil. In addition to our phosphate mines, we also operate approximately 35 processing plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

Name	Annual Phosphate Production for the Year Ended December 31, 2005	Years Unit Reserve Depletion
	(millions of metric tons)
Araxá	0.84	22	(1)
Cajati	0.58	18	(1)
Catalão (2)	1.03	33
Tapira (2)	1.58	55

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

(2)         Bunge has a controlling interest in and consolidates the results of Fertilizantes Fosfatados S.A. - FOSFERTIL, which we refer to as Fosfertil. Fosfertil is a publicly traded phosphate and nitrogen producer in Brazil, and owns the Catalão and Tapira mines, as well as the Salitre mine described below.

In addition to the mines listed above, we also have interests in three additional phosphate mines, Salitre, Anitápolis and Araxá CBMM, with proven reserves where production has not yet commenced. Our interest in Anitápolis is through an unconsolidated joint venture. The production capacity for the Salitre,

Anitápolis and Araxá CBMM mines is estimated to be approximately 1 million, 200,000 and 300,000 metric tons of phosphate per year, respectively. At this production level, the number of years until depletion of the phosphate reserves is expected to be 97 years for Salitre, 15 years for Anitápolis and 20 years for Araxá CBMM.

Food Products

In our food products operations, we have approximately 50 refining and bottling facilities and 20 other facilities dedicated to our food products operations throughout the world.

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

Our Brazilian subsidiaries are subject to pending tax claims by Brazilian federal, state and local tax authorities. As of December 31, 2005, these claims numbered approximately 1,184 individual cases, represented in the aggregate approximately $883 million and averaged approximately $746,000 per claim. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. We have reserved $173 million as of December 31, 2005 in respect of these claims. In addition, we have approximately 363 individual claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. As of December 31, 2005, these claims represented in the aggregate approximately $1.1 billion and averaged approximately $3 million per claim.

We are also a party to a number of labor claims relating to our Brazilian operations. We have reserved $121 million as of December 31, 2005 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Several of our Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas  Brasileiras S.A. (Electrobrás), a publicly traded, government controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Electrobrás that were required by law from 1977 to 1993. In 2005, a Brazilian court issued a judgment in favor of one of our subsidiaries in respect of its claims against Electrobrás. The judgment did not specify the amount which we can recover from Electrobrás. We are currently negotiating the final settlement amount with Electrobrás and expect to complete the negotiations during 2006. The negotiated settlement requires court approval. As of December 31, 2005, we have not recognized any amounts related to this claim in the consolidated financial statements pending the outcome of the negotiations with Electrobrás and the court approval. Although we expect to receive up to $45 million upon final settlement based on our subsidiary’s claims against Electrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Our other Brazilian subsidiaries’ claims have not yet been decided by the Brazilian courts.

We had previously been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (we acquired Cereol in October 2002 from Edison SpA) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, we paid Cereol’s former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and us. Pursuant to our agreement with Edison relating to our acquisition of Cereol, we were entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes.

In April 2000, we acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between us and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not yet been approved, we do not expect them to have a material adverse impact on our business or financial results.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

(US$)	High	Low
2006
First quarter (to March 10)	$60.29	$51.29
2005
Fourth quarter	$57.01	$48.30
Third quarter	$67.31	$51.95
Second quarter	$65.10	$48.99
First quarter	$57.75	$50.84
2004
Fourth quarter	$57.08	$38.80
Third quarter	$40.98	$36.96
Second quarter	$41.27	$34.07
First quarter	$40.22	$32.99

To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, 119,184,696 of our common shares were held by approximately 177 registered holders as of December 31, 2005.

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

Under Bermuda law, a company’s board of directors may declare and pay dividends from time to time unless there are reasonable grounds for believing that the company is or would, after the payment, be unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

We paid quarterly dividends of $.13 per share in the first two quarters of 2005 and $.15 per share in the last two quarters of 2005. In addition, we paid a regular quarterly cash dividend of $.15 per share on February 28, 2006 to shareholders of record on February 14, 2006. On February 24, 2006, we announced that we will pay a regular quarterly cash dividend of $.15 per share on May 31, 2006 to shareholders of record on May 17, 2006.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2005, with respect to our equity compensation plans.

	(a)		(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	4,766,856	(2)	$29.72 (3)	5,381,923	(4)
Equity compensation plans not approved by shareholders(5)	15,403	(6)	— (7)	—	(8)
Total	4,782,259		$29.72	5,381,923

(1)    Includes our Equity Incentive Plan and our Non-Employee Directors’ Equity Incentive Plan.

(2)    Includes non-statutory stock options outstanding as to 3,286,890 common shares, time-vested regular restricted stock unit awards outstanding as to 132,057 common shares (including dividend equivalents payable in common shares) and performance-based restricted stock unit awards outstanding as to 983,309 common shares (including dividend equivalents payable in common shares) under our Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 364,600 common shares under our Non-Employee Directors’ Equity Incentive Plan. Participants in our Equity Incentive Plan may elect to have their performance-based restricted stock units paid out all in cash (in lieu of common shares), in common shares or in a combination thereof, subject to the discretion of our compensation committee. Participants may also receive dividend equivalent payments that are credited to each participant’s account and paid in our common shares at the time the award is settled.

(3)    Calculated based on non-statutory stock options outstanding under our Equity Incentive Plan and our Non-Employee Directors’ Equity Incentive Plan. This number excludes outstanding time-vested regular restricted stock unit and performance-based restricted stock unit awards under the Equity Incentive Plan.

(4)    Includes dividend equivalents payable in common shares. Shares available under our Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of statutory stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan first received shareholder approval. This number also includes shares available for future issuance under our Non-Employee Directors’ Equity Incentive Plan. Our Non-Employee Directors’ Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 0.5% of our issued and outstanding common shares at any time. As of December 31, 2005, we had a total of 119,184,696 common shares issued and outstanding.

(5)    Includes our Non-Employee Directors’ Deferred Compensation Plan.

(6)    Includes rights to acquire 15,403 common shares under our Non-Employee Directors’ Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)    Not applicable.

(8)    Our Non-Employee Directors’ Deferred Compensation Plan does not have an explicit share limit.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

None.

Item 6.                        Selected Financial Data

The following table sets forth our selected consolidated financial information for the periods indicated. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

In October 2002, we acquired a controlling interest in Cereol, S.A., a French agribusiness company, and in April 2003 we acquired the remaining ownership interest in Cereol. As a result, we now own 100% of Cereol’s share capital and voting rights. Cereol’s results of operations have been included in our historical financial statements since October 1, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$24,275	$25,168	$22,165	$13,882	$11,302
Cost of goods sold	(22,704)	(23,282)	(20,860)	(12,544)	(10,331)
Gross profit	1,571	1,886	1,305	1,338	971
Selling, general and administrative expenses	(956)	(871)	(691)	(579)	(423)
Gain on sale of soy ingredients business	—	—	111	—	—
Interest income	104	103	102	71	91
Interest expense	(231)	(214)	(215)	(176)	(223)
Foreign exchange (losses) gains	(22)	(31)	92	(179)	(148)
Other income (expense)—net	53	31	19	6	(4)
Income from continuing operations before income tax and minority interest	519	904	723	481	264
Income tax benefit (expense)	82	(289)	(201)	(104)	(68)
Income from continuing operations before minority interest	601	615	522	377	196
Minority interest	(71)	(146)	(104)	(102)	(72)
Income from continuing operations	530	469	418	275	124
Discontinued operations, net of tax of $5 (2003), $1 (2002), $0 (2001)	—	—	(7)	3	3
Income before cumulative effect of change in accounting principles	530	469	411	278	127
Cumulative effect of change in accounting principles, net of tax of $6 (2002) and $4 (2001)	—	—	—	(23)	7
Net income	$530	$469	$411	$255	$134

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic:
Income from continuing operations	$4.73	$4.42	$4.19	$2.87	$1.73
Discontinued operations	—	—	(.07)	.03	.04
Cumulative effect of change in accounting principles	—	—	—	(.24)	.10
Net income per share	$4.73	$4.42	$4.12	$2.66	$1.87
Earnings per common share—diluted(1):
Income from continuing operations	$4.43	$4.10	$3.89	$2.83	$1.72
Discontinued operations	—	—	(.06)	.03	.04
Cumulative effect of change in accounting principles	—	—	—	(.23)	.10
Net income per share	$4.43	$4.10	$3.83	$2.63	$1.86
Cash dividends declared per common share	$.560	$.480	$.420	$.385	$.095
Weighted average common shares outstanding— basic(1)	112,131,739	106,015,869	99,745,825	95,895,338	71,844,895
Weighted average common shares outstanding— diluted(1)	120,853,928	115,674,056	108,654,027	97,395,005	72,004,754

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(US$ in millions)
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$382	$802	$(41)	$128	$205
Cash (used for) provided by investing activities	(480)	(824)	101	(1,071)	(175)
Cash provided by (used for) financing activities	21	(91)	(102)	1,295	(224)

	December 31,
	2005	2004	2003	2002	2001
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$354	$432	$489	$470	$199
Inventories(2)	2,769	2,636	2,867	2,407	1,368
Working capital	2,947	2,766	2,481	1,655	938
Total assets	11,446	10,907	9,884	8,349	5,443
Short-term debt, including current portion of long-term debt	589	681	1,017	1,499	983
Long-term debt	2,557	2,600	2,377	1,904	830
Redeemable preferred stock(3)	—	—	171	171	171
Common shares and additional paid in capital, net of receivable from former sole shareholder	2,631	2,362	2,011	1,945	1,631
Shareholders’ equity	$4,226	$3,375	$2,377	$1,472	$1,376

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	98.5	89.1	87.6	69.6	57.5
Fertilizer	11.5	11.6	11.5	10.7	9.0
Food products:
Edible oil products	4.8	4.7	3.5	2.0	1.6
Milling products	3.9	4.0	3.5	3.3	3.3
Other	—	—	0.1	0.2	0.1
Total food products	8.7	8.7	7.1	5.5	5.0
Total volume	118.7	109.4	106.2	85.8	71.5

(1)          In October 2005, Bunge Limited announced its intent to redeem on November 22, 2005 for cash the remaining approximately $242 million principal amount outstanding of its 3.75% convertible notes. Substantially all of the then outstanding convertible notes were converted into 7,532,542 common shares of Bunge Limited prior to the redemption date. The calculation of diluted earnings per common share for the year ended December 31, 2005 includes the weighted average common shares that were issuable upon conversion of the convertible notes through the date of redemption. The calculation of diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 includes the weighted average common shares that were issuable upon conversion of the convertible notes during this period.

(2)          Included in inventories were readily marketable inventories of $1,534 million, $1,264 million, $1,846 million, $1,517 million and $764 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(3)          These shares were redeemed in November 2004.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements” and our combined consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

Our results of operations are affected by the following key factors in each of our business divisions:

Agribusiness

In the agribusiness division, we purchase, store, process, transport and sell agricultural commodities and commodity products. Profitability in this division is principally affected by volatility in the prices of agricultural commodities and commodity products and the availability and cost of transportation and logistics services, including truck, barge, rail and ocean freight. Additionally, profitability in the division is also affected by the relative prices of processed oilseed products and the raw materials necessary to produce them, which are influenced by the global supply and demand for each. Our oilseed processing profitability is also impacted by industry capacity utilization and energy costs. Availability of agricultural commodities is affected by weather conditions, governmental policies and agricultural growing patterns. Demand is affected by growth in worldwide consumption of food products, population growth, changes in per capita incomes and the relative prices of substitute agricultural products. We expect that population growth and rising standards of living will continue to have a positive impact on global demand for our agribusiness products.

From time to time, imbalances may exist between oilseed processing capacity and demand for oilseed products, which impacts our decisions regarding whether and when to purchase, store, process, transport or sell these commodities, including whether to reduce our own oilseed processing capacity.

Fertilizer

In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our selling prices are influenced by international selling prices for imported fertilizers and raw materials, such as phosphate, ammonia and urea, as our products are priced to import parity.

Profitability in our fertilizer division is also affected by the cost of imported raw materials since we do not produce locally all of our raw material requirements. A significant portion of our raw material needs are met with imports. The Brazilian fertilizer business is also a seasonal business with fertilizer sales concentrated in the third and fourth quarters of the year. As a result, we generally import and mine raw materials and produce finished goods during the first half of the year in preparation for the main Brazilian cultivation season that occurs during the second half of the year.

Food Products

In the food products division, which consists of our edible oil products and milling products segments, our operations are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products we sell, changes in eating habits, changes in per capita incomes, consumer purchasing power levels and changes in general economic conditions and the competitive environment in Europe, North America and Brazil, the principal markets of our food products division. Competition in this industry has intensified in the past several years due to consolidation in the supermarket industry and attempts by our competitors to increase market share.

In addition, our results of operations are affected by the following factors:

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by fluctuations in currency exchange rates. Both translation of our foreign subsidiary financial statements and foreign currency transactions affect our results as described below.

Translation of Foreign Currency Financial Statements.   Our reporting currency is the U.S. dollar. However, the functional currency of the majority of our foreign subsidiaries is their local currency. We translate the amounts included in the consolidated statements of income and cash flows of our foreign subsidiaries into U.S. dollars on a monthly basis at weighted average exchange rates, which we believe approximates the actual exchange rates on the dates of the transactions. Translations of the local currency income statement and cash flow amounts to U.S. dollars are affected by fluctuations of the local currency during a quarter versus the U.S. dollar. Further, comparisons of results between quarters are affected by the differences in the average exchange rates during one quarter versus another quarter.

Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at period end exchange rates and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Included in other comprehensive income for the year ended December 31, 2005, 2004 and 2003 were foreign exchange net translation gains of $101 million, $217 million and $489 million, respectively, representing the net gains from the translation of our foreign subsidiaries’ assets and liabilities.

Foreign Currency Transactions.   Certain of our foreign subsidiaries, most significantly those in Brazil, have monetary assets and liabilities that are denominated in U.S. dollars. These U.S. dollar denominated monetary assets and liabilities are remeasured into their respective functional currencies at exchange rates in effect at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss.

We also enter into derivative financial instruments, such as foreign currency forward contracts, swaps and options, to limit exposures to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities and our local currency operating expenses. These derivative instruments are marked-to-market, with changes in their fair value recognized as a component of foreign exchange in our consolidated statements of income. We may also hedge other foreign currency exposures as deemed appropriate.

Brazil.   The functional currency of our Brazilian subsidiaries is the Brazilian real. As such, exchange rate changes between the U.S. dollar and the real affect our operating profitability. The real appreciated 13% against the U.S. dollar at December 31, 2005 compared to the rate at December 31, 2004, and the real appreciated 9% against the U.S. dollar at December 31, 2004 when compared to the rate at December 31, 2003. In 2005, the average real-U.S. dollar exchange rate was R$2.435, compared to R$2.926 in 2004, which represents a 20% strengthening in the value of the real versus the U.S. dollar in 2005.

We use long-term intercompany loans to reduce our exposure to foreign currency fluctuations in Brazil, particularly their effects on our results of operations. These loans do not require cash payment of principal and are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains or losses on these intercompany loans are recorded in other comprehensive income (loss). This is in contrast to foreign exchange gains or losses on third-party debt and short-term intercompany debt, which are recorded in foreign exchange gains (losses) in our consolidated statements of income.

Agribusiness Segment—Brazil.   Our agribusiness sales are U.S dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural hedge to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Devaluations of the real against the U.S. dollar generally have a positive effect on our agribusiness segment results in Brazil, as real-denominated industrial and selling, general and administrative (SG&A) costs are translated to U.S. dollars at weaker real to U.S. dollar exchange rates, which results in lower U.S. dollar costs. Devaluations of the real generate gains based on the changes in the local currency value of these commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, devaluations of the real will also generate offsetting net foreign exchange losses on the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange losses in our consolidated statements of income. As our Brazilian subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt, the mark-to-market gains on the commodity inventories generally offset the foreign exchange losses on the intercompany U.S. dollar-denominated debt. Our effective tax rate is also favorably affected by the devaluation of the real, as we recognize tax benefits related to foreign exchange losses on certain intercompany loans. The foreign exchange losses eliminate in our consolidated statements of income but the related tax effects remain.

Appreciations generally have a corresponding negative effect on our results when local currency-denominated costs are translated to U.S. dollars at stronger real to U.S. dollar exchange rates resulting in higher U.S. dollar costs and losses based on changes in the local currency value of our agribusiness segment commodity inventories. At the same time, appreciations of the real generate offsetting net foreign exchange gains on the net U.S. dollar monetary position of our Brazilian subsidiaries, which are reflected in foreign exchange gains in our consolidated statements of income. Our effective tax rate is unfavorably affected by the appreciation of the real, as we incur income taxes related to foreign exchange gains on certain intercompany loans. However, we use derivative instruments to offset the foreign exchange gains on certain intercompany loans, which reduce the income tax expense resulting from the appreciation of the real.

Fertilizer Segment—Brazil.   Our fertilizer segment sales prices are linked to U.S. dollar-priced imported and domestic raw materials. Mining, industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are accounted for on the historical cost basis and are not marked-to-market. These inventories are generally financed with U.S. dollar-denominated intercompany loans. Appreciations of the real against the U.S. dollar result in higher mining, industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment. In addition, our gross profit margins are adversely affected by appreciations of the real as our local currency revenues are linked to U.S.-dollar priced imported and domestic raw materials, and we are selling higher cost inventories acquired and produced when the real was weaker. Inventories are typically acquired and produced in the first half of the year, while products are typically sold in the second half of the year. Thus, the recording of the exchange gains on the net U.S. dollar monetary liability position and the effects of the appreciating real on our gross profit margins generally do not occur in the same quarterly reporting period. As such, the foreign exchange impact on the intercompany debt is reflected monthly in our results while the impact on gross profit margins is reflected at the time products are sold. The converse is true for devaluations of the real and their effects on our financial statements.

Edible Oil and Milling Products Segment—Brazil.   Our food products businesses are generally local currency businesses. The costs of raw materials, principally wheat and soybean oil, are largely U.S.-dollar linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect margins.

Other Operations.   We operate in countries that are members of the European Union and several European countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures in those countries to minimize the financial effects of fluctuations in the euro and other European currencies. We also operate in Argentina, where we are exposed to the peso. Our risk management policy is to fully hedge our monetary exposure to the financial effects of fluctuations in the value of the peso relative to the U.S. dollar.

Income Taxes

As a Bermuda exempted company, we are not subject to income taxes in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates.

In 2005, we received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in the 2002 acquisition of Cereol S.A. (Cereol). We had recorded a $125 million deferred tax liability in the opening balance sheet of Cereol in 2002, related to unremitted earnings of a subsidiary that were not considered to be permanently reinvested. Based upon the final ruling received in 2005, we determined that the subsidiary could be liquidated without generating tax on the unremitted earnings. As a result of receipt of the favorable U.S. tax ruling, and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, we reduced certain indefinite lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero and then recognized a $86 million non-cash tax benefit in our consolidated statements of income. In conjunction with this transaction, we incurred $9 million of tax expense in 2005, related to the repatriation of the post-acquisition unremitted earnings of a foreign subsidiary under the provisions of the American Jobs Creation Act of 2004 (the Jobs Act).

We have in the past obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the Jobs Act ultimately repeals the ETI benefit. Under the Jobs Act, the ETI will be phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005, 60% of the otherwise available ETI benefit retained for 2006 and the ETI benefit phased out completely in 2007. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of our U.S. operations qualify as “manufacturing,” we do not expect to receive significant benefits from this new tax legislation as we have from the prior one primarily due to our U.S. tax position.

Inflation

Inflation did not have a material impact on our business in 2005, 2004 or 2003.

Results of Operations

2005 Overview

Our agribusiness results for 2005 were lower than 2004 despite higher volumes. Overall, agribusiness volumes for 2005 increased over 2004 as customers continued to respond to lower agricultural commodity prices and lower ocean freight prices as compared to 2004’s higher prices. Soybean prices declined significantly in the second half of 2004,  in response to a record U.S. soybean crop and for most of 2005 remained lower than 2004. Spot market prices for ocean freight have declined primarily due to an increase in vessel availability resulting from new capacity and a reduction in Chinese demand for ocean freight. As a result, our agribusiness margins have suffered, as it is more difficult to fully recover our freight costs for shipments to customers. Our 2006 agribusiness results will continue to be pressured by freight costs.

In Brazil, farm economics in 2005 deteriorated due to a drought, lower soybean prices and a steadily appreciating real. Brazilian farmers reacted to these conditions by withholding crop sales which negatively affected our results in this region. Our agribusiness results also suffered from the effects of a stronger real on local currency costs when these costs were translated into U.S. dollars. Our European agribusiness margins improved as a result of our European biodiesel operations, which were contributed to a joint venture in the fourth quarter of 2005. See “—Liquidity and Capital Resources—Formation of European Biodiesel Joint Venture” below. Softseed operations benefited from ample commodity supplies and strong demand for vegetable oil from the biodiesel sector.

Our fertilizer results for 2005 were lower than 2004 due to higher costs and lower margins. Margins suffered primarily due to a stronger real which contributed to higher inventory carrying costs and operating expenses, which are real-based. In anticipation of stronger demand later in 2005, we purchased and manufactured excess fertilizer inventories early in the year which resulted in increased inventory carrying costs as these inventories were purchased when the real was weaker but sold later at a stronger real-U.S. dollar exchange rate, which pressured our margins when translated into U.S. dollars. Additionally, as a result of lower 2004 retail fertilizer sales in the soybean sector, our fertilizer inventory levels were higher than necessary going into 2005. By the end of 2005, we sold a significant portion of these higher priced excess fertilizer inventories at lower prices, reducing our inventories to more appropriate levels. Margins were further pressured by the inability of farmers to absorb higher selling prices, which was in contrast to 2004, when farmers purchased fertilizer earlier in the year to take advantage of lower prices. Fertilizer results were also negatively impacted by increases in bad debt expenses.

As a result of these industry conditions in Brazil, and our efforts to reduce costs and improve capacity utilization, we have reduced our workforce in Brazil by approximately 10%, permanently closed two oilseed processing plants and idled seven fertilizer facilities and initiated other cost-savings measures in 2005. We have also expanded our risk management program to lower our exposure to the real by hedging both balance sheet and income statement exposures. Our 2005 agribusiness and fertilizer results included impairment and restructuring charges of $40 million and $2 million, respectively, reflecting the costs of the plant closures and workforce reductions in Brazil. We estimate that these steps will save $60 million to $80 million in 2006. In addition, we are expanding our phosphate mining capacity in Brazil by over 10% allowing us to substitute more expensive imported fertilizer raw materials with domestic supply at lower costs.

We expect the recovery in the Brazilian farm sector to be slow in 2006 largely due to the continued strengthening of the real. As a result, we expect that retail fertilizer volumes in the Brazilian market will be flat in 2006. We also expect a more competitive oilseed processing environment in Argentina, as the industry expands capacity in that country. In addition, we expect to close three additional oilseed processing plants in Brazil in the first quarter of 2006, which will result in asset impairment and restructuring charges related to those closures, the amount of which has not yet been determined. We will continue to monitor market conditions in South America, and additional future restructuring and asset impairment charges may result if conditions improve slower than expected or not to the extent expected.

Although edible oil results improved in North America and Brazil in 2005, these increases were more than offset by declines in profitability in Eastern Europe. Brazil and the United States benefited from higher margins primarily due to lower raw material costs. In addition, the increased demand for low and reduced trans-fat products boosted our canola oil margins. Results in Eastern Europe were negatively affected by lower average selling prices and the high cost of raw materials we had purchased in 2004 in Romania and the Ukraine, higher selling and marketing expenses for repositioned and new margarine brands in Poland and higher selling expenses in Russia due to the establishment of a new sales group. Until the completion of a new sunseed crushing plant in Voronezh, Russia, which is expected by the end of 2006, we will continue to supply our Russian bottled oil business with imports at higher costs compared to domestic supply. In 2005, we also incurred $2 million of restructuring charges relating to workforce reductions in Brazil and Europe.

Our milling product segment results for 2005 were higher than 2004. Wheat milling products benefited from improved product mix resulting in higher volumes and selling prices in Brazil. Corn milling results declined primarily due to lower margins.

Segment Results

In 2005, we reclassified certain agribusiness product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current period presentation.

In the second quarter of 2003, we sold our Brazilian soy ingredients business to The Solae Company, our joint venture with DuPont. As a result, our “other (soy ingredients)” segment now reflects only the historical results of this soy ingredients business.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2005	2004	Percent Change	2003	Percent Change
	(US$ in millions, except percentages)
Volumes (in thousands of metric tons):
Agribusiness	98,534	89,132	11%	87,580	2%
Fertilizer	11,478	11,589	(1)%	11,538	—
Edible oil products	4,760	4,678	2%	3,482	34%
Milling products	3,890	3,987	(2)%	3,468	15%
Other (soy ingredients)	—	—	—	140	(100)%
Total	118,662	109,386	8%	106,208	3%

	Year Ended December 31,
	2005	2004	Percent Change	2003	Percent Change
	(US$ in millions, except percentages)
Net sales:
Agribusiness	$17,437	$17,983	(3)%	$16,307	10%
Fertilizer	2,674	2,581	4%	1,954	32%
Edible oil products	3,305	3,800	(13)%	3,101	23%
Milling products	859	804	7%	751	7%
Other (soy ingredients)	—	—	—	52	(100)%
Total	$24,275	$25,168	(4)%	$22,165	14%
Costs of goods sold:
Agribusiness	$(16,584)	$(17,008)	(2)%	$(15,735)	8%
Fertilizer	(2,333)	(1,980)	18%	(1,581)	25%
Edible oil products	(3,053)	(3,582)	(15)%	(2,840)	26%
Milling products	(734)	(712)	3%	(670)	6%
Other (soy ingredients)	—	—	—	(34)	(100)%
Total	$(22,704)	$(23,282)	(2)%	$(20,860)	12%
Gross profit:
Agribusiness	$853	$975	(13)%	$572	70%
Fertilizer	341	601	(43)%	373	61%
Edible oil products	252	218	16%	261	(16)%
Milling products	125	92	36%	81	14%
Other (soy ingredients)	—	—	—	18	(100)%
Total	$1,571	$1,886	(17)%	$1,305	45%
Selling, general and administrative expenses:
Agribusiness	$(462)	$(477)	(3)%	$(337)	42%
Fertilizer	(229)	(197)	16%	(129)	53%
Edible oil products	(209)	(151)	38%	(175)	(14)%
Milling products	(56)	(46)	22%	(43)	7%
Other (soy ingredients)	—	—	—	(7)	(100)%
Total	$(956)	$(871)	10%	$(691)	26%
Foreign exchange gain (loss):
Agribusiness	$30	$(17)		$89
Fertilizer	(47)	(32)		(20)
Edible oil products	(1)	5		—
Milling products	(1)	—		—
Other (soy ingredients)	—	—		(1)
Total	$(19)	$(44)		$68
Interest income:
Agribusiness	$22	$21	5%	$26	(19)%
Fertilizer	57	50	14%	53	(6)%
Edible oil products	2	6	(67)%	6	—
Milling products	2	3	(33)%	—	100%
Other (soy ingredients)	—	—	—	—	—
Total	$83	$80	4%	$85	(6)%

	Year Ended December 31,
	2005	2004	Percent Change	2003	Percent Change
	(US$ in millions, except percentages)
Interest expense:
Agribusiness	$(147)	$(111)	32%	$(82)	35%
Fertilizer	(41)	(50)	(18)%	(35)	43%
Edible oil products	(28)	(32)	(13)%	(22)	45%
Milling products	(7)	(8)	(13)%	(8)	—
Other (soy ingredients)	—	—	—	(2)	(100)%
Total	$(223)	$(201)	11%	$(149)	35%
Segment operating profit:
Agribusiness	$296	$391	(24)%	$268	46%
Fertilizer	81	372	(78)%	242	54%
Edible oil products	16	46	(65)%	70	(35)%
Milling products	63	41	54%	30	37%
Other (soy ingredients)	—	—	—	8	(100)%
Total	$456	$850	(46)%	$618	38%
Depreciation, depletion and amortization:
Agribusiness	$113	$90	26%	$77	17%
Fertilizer	104	70	49%	57	23%
Edible oil products	47	40	18%	37	8%
Milling products	14	12	17%	13	(8)%
Other (soy ingredients)	—	—	—	—	—
Total	$278	$212	31%	$184	15%
Net income	$530	$469	13%	$411	14%

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

Below is a reconciliation of income from continuing operations before income tax and minority interest to total segment operating profit:

	Year Ended December 31,
	2005	2004	2003
	(US$ in millions)
Income from continuing operations before income tax and minority interest	$519	$904	$723
Unallocated (income) expense—net(1)	(63)	(54)	6
Gain on sale of soy ingredients business	—	—	(111)
Total segment operating profit	$456	$850	$618

(1)          Unallocated (income) expense—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

2005 Compared to 2004

Agribusiness Segment.   Agribusiness segment net sales decreased 3% due to lower average selling prices for agricultural commodity products, partially offset by an 11% increase in volumes. The decrease in average selling prices was primarily due to increased global supply of grains and oilseeds. Agribusiness volumes increased as customers responded to lower prices in 2005 for agricultural commodities compared to 2004’s higher prices.

Cost of goods sold decreased 2% primarily due to lower raw material costs, partially offset by an increase in volumes. Included in cost of goods sold in 2005 was $40 million of impairment and restructuring charges relating to two oilseed processing plants in Brazil, which were closed in 2005, and the impairment of one plant in India, a $27 million decrease in the remaining balance of our allowance for recoverable taxes in Argentina, primarily as a result of payments being received without delays and the significant improvement in the Argentine government’s financial condition, and a reversal of a $14 million provision for a transactional tax resulting from a favorable U.S. tax ruling. Included in cost of goods sold in 2004 were $10 million of non-cash impairment charges on long-lived assets and $7 million of restructuring charges relating to our Western European oilseed processing operations.

Gross profit decreased 13% primarily due to lower results in our Brazilian agribusiness operations caused by the slower pace of farmer selling, which reduced margins and capacity utilization in Brazil, freight costs and higher operational expenses due to the impact of the stronger real on local currency costs when translated into U.S. dollars.

SG&A decreased 3% primarily due to a reduction in bad debt expense as a result of recoveries on advances to farmers and lower variable compensation expense, offset in part by the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. SG&A included $5 million of restructuring charges relating to a workforce reduction in our Brazilian and European operations.

Segment operating profit decreased 24% primarily due to the decrease in gross profit.

Fertilizer Segment.   Fertilizer segment net sales increased 4% primarily due to an increase in average selling prices offset in part by a 1% decrease in volumes. Retail volumes declined as farmers reduced their fertilizer purchases due to reduced plantings of soybeans and a reduction in the use of fertilizers. Partially offsetting the volume decline was an increase in nitrogen-based fertilizer sales volumes in 2005 compared to 2004 as Brazilian farmers responded to attractive sugar cane prices by increasing their sugar cane plantings. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials.

Cost of goods sold increased 18% primarily due to increases in imported raw material costs, higher operational and depreciation expenses attributable to new blending, granulation and acidulation plants that commenced production during the second quarter of 2004 and higher costs due to the impact of the stronger real on local currency costs when translated into U.S. dollars in 2005 compared to 2004. Legislation passed in Brazil in May 2005 enabled us to recover $28 million in value-added tax credits, which are included as a reduction to cost of goods sold.

Gross profit decreased by 43% primarily due to lower volumes, increases in raw material costs, operational and depreciation expenses. We purchased and manufactured fertilizer inventories in anticipation of stronger demand later in the year, which resulted in increased inventory carrying costs as these fertilizer inventories were purchased when the real was weaker but sold later at a stronger real-U.S. dollar exchange rate. This negatively pressured margins as fertilizer prices in U.S. dollar terms remained relatively stable. Margins were further negatively affected by the inability of the farmers to absorb higher selling prices.

SG&A increased 16% primarily due to higher bad debt expense of $44 million, higher employee expenses, a $2 million restructuring charge relating to a workforce reduction in Brazil and the effect of the stronger real on local currency costs when translated into U.S. dollars compared to last year. Bad debt expense increased primarily due to increases in delinquent accounts as a result of weakened farm economics in Brazil. In certain regions in Brazil, the 2005 crop was poor in quality and yield, primarily due to a drought. In 2005, SG&A included a reversal of a provision of $10 million due to favorable settlement relating to an audit of value added taxes in Brazil.

Segment operating profit decreased 78% primarily due to the decrease in gross profit and increases in SG&A.

Edible Oil Products Segment.   Edible oil products segment net sales decreased 13% primarily due to lower average selling prices caused by a decrease in raw material costs that resulted from increased global supply of oilseeds. The decrease in average selling prices was partially offset by a 2% increase in volumes. Our volumes increased in most regions as a result of the lower selling prices, which helped stimulate customer demand.

Cost of goods sold decreased 15% primarily due to lower raw material costs offset partially by increases in energy costs. Included in cost of goods sold in 2004 were $7 million of impairment charges related to write downs of certain refining and packaging facilities in our North and South American edible oil operations. Gross profit increased 16% primarily due to the increase in sales volumes, lower raw material costs and a more profitable product mix in most locations.

SG&A increased 38% increased primarily due to the effects of a stronger real on local currency costs when translated into U.S. dollars, higher employee costs related to building our sales force in Russia and higher advertising expenses in Brazil and Poland related to the launch and repositioning of our margarine brands. In 2005, SG&A included $2 million of restructuring charges relating to a work force reductions in Brazil and Europe.

Segment operating profit decreased 65% primarily due to the increase in SG&A.

Milling Products Segment.   Milling products segment net sales increased 7% primarily due to higher average selling prices for wheat milling products as a result of improved product mix and higher volumes in Brazil benefited by increases in international wheat prices. Average selling prices for corn milling products were slightly lower.

Cost of goods sold increased 3% primarily due to higher energy costs and operational expenses resulting from the impact of the stronger real on local currency costs when translated into U.S. dollars offset by lower volumes. In addition, cost of goods sold for 2005 benefited from raw material purchases we made earlier in the year prior to an increase in international wheat prices and lower expenses due to synergies created from the exchange of our Brazilian retail flour assets for the industrial flour assets of J. Macêdo S.A. in 2004. Gross profit increased 36% primarily due to higher average selling prices for wheat milling products, lower raw material costs and a more profitable mix of products sold.

SG&A increased 22% primarily due to the impact of the stronger real. Segment operating profit increased 54% as a result of the improvement in gross profit.

Consolidated Financial Costs.   The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
	2005	2004	Change
	(US$ in millions, except percentages)
Interest income	$104	$103	1%
Interest expense	(231)	(214)	8%
Foreign exchange losses	(22)	(31)

Interest income increased 1% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 8% due to higher average interest rates on short-term debt.

Foreign exchange losses of $22 million in 2005 included hedging costs related to our exposure in Brazil partially offset by exchange gains on our Brazilian U.S. dollar net monetary liability position primarily due to the 13% appreciation of the real in 2005. In addition, the 2% devaluation of the Argentine peso in 2005 resulted in exchange losses on our Argentine U.S. dollar net monetary liability position.

Foreign exchange losses of $31 million in 2004 included hedging costs related to our exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 7% devaluation of the real in the first six months of 2004. During the third quarter of 2004, the real appreciated 9% resulting in foreign exchange gains on the U.S. dollar net monetary liability position in Brazil in that quarter. In the fourth quarter of 2004, the real and the euro appreciated against the U.S. dollar which resulted in foreign exchange gains on the U.S. dollar net monetary liability positions of Bunge’s Brazilian and European subsidiaries. The foreign exchange gains recorded in the third quarter of 2004 did not offset the foreign exchange losses recorded in the first six months of 2004 primarily because the aggregate net U.S. dollar monetary liability position in the third quarter of 2004 was less than it was in the first half of 2004.

Other Income (Expense)—net. Other income (expense)—net increased $22 million to $53 million in 2005 from $31 million in 2004 primarily due to higher earnings from Bunge’s French vegetable oil processing and European biodiesel joint ventures and gains on the sales of long-lived assets. 2005 included a pretax gain of $8 million from the formation of our biodiesel joint venture with Diester Industrie in December 2005. 2004 included a pretax gain of $5 million from our asset exchange transaction with J. Macêdo.

Income Tax Benefit (Expense).   Income tax benefit for 2005 of $82 million included a non-cash $77 million reversal of a deferred tax liability as a result of a favorable U.S. tax ruling with respect to unremitted earnings of a foreign subsidiary acquired (See “—Income Taxes” above) and a $79 million reversal of deferred tax valuation allowances as a result of the projected utilization of net operating loss carry-forwards. We were able to recognize these operating loss carry-forwards because of the legal restructuring of the Bunge’s Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by the effects of the real appreciation and actions undertaken to recover the net operating loss carry-forwards. The remaining decrease in our income taxes was primarily attributable to a reduction in earnings in higher tax jurisdictions.

Minority Interest.   Minority interest expense decreased $75 million to $71 million in 2005 from $146 million in 2004, primarily due to lower earnings from our non-wholly owned subsidiaries and the acquisition of the remaining 17% minority interest of Bunge Brasil S.A. in the third and fourth quarters of 2004. Bunge now owns 100% of Bunge Brasil.

Net Income.   Net income increased $61 million to $530 million in 2005 from $469 million in 2004. Net income for 2005 includes the reversal of deferred tax valuation allowances of $79 million and a reduction of deferred tax liabilities of $77 million due to a favorable tax ruling, impairment and restructuring charges of $33 million, net of tax, the reversal of valuation allowances on recoverable taxes of $19 million, net of tax, the value-added tax credits of $17 million, net of tax, related to a change in tax laws, gains on sales of long-lived assets of $13 million, net of tax and a reversal of a transactional tax provision for $10 million, net of tax, due to a favorable tax ruling. Net income for 2004 included $15 million of after tax impairment and restructuring charges on long-lived assets in Europe and a $3 million after tax gain on the asset exchange transaction with J. Macêdo.

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

Cost of goods sold increased 8% due to higher raw material costs, increased volumes and provisions related to the values of certain forward sales contracts for agricultural commodity products due to nonperformance by counterparties. Included in cost of goods sold in 2004 were $10 million of non-cash impairment charges on long-lived assets and $7 million of restructuring charges relating to our Western European oilseed processing operations. Included in cost of goods sold in 2003 were $56 million of non-cash impairment charges on long-lived assets in our European oilseed processing operations, a $39 million decline in our allowance for recoverable taxes as a result of either cash received by us or compensation against taxes owed by us to the Argentine government and a curtailment gain of $15 million relating to the reduction of pension and postretirement healthcare benefits of certain U.S. employees.

Gross profit increased 71% due to improvements in margins which resulted from effective freight and risk management, strong softseed profitability, efficiency improvements in logistics and higher volumes.

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

Foreign exchange losses for 2004 were $17 million compared to foreign exchange gains of $89 million in 2003. Through the first six months of 2004, the real devalued against the U.S. dollar, resulting in exchange losses on our U.S. dollar net monetary liability position in Brazil. Our U.S. dollar monetary exposure in Brazil is typically at its highest level during the first half of the year. During the second half of 2004, the real appreciated, resulting in exchange gains on our U.S. dollar net monetary liability position in Brazil. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the second half of 2004 were not enough to offset the exchange losses recorded through the first six months of 2004. The exchange gains in 2003 resulted from the appreciation of the real. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Interest expense increased 35% primarily due to higher average levels of operating working capital, as a result of the higher commodity prices experienced during most of the year.

Segment operating profit increased 46% primarily due to the improvements in margins and volume growth.

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

	Year Ended December 31,		Year Ended December 31,
	2004	2003	2003	2003
	Actual	Actual	Excluding Lesieur	Lesieur
	(US$ in millions, except volumes)
Volumes (in thousands of metric tons)	4,678	3,482	3,227	255
Net sales	$3,800	$3,101	$2,826	$275
Cost of goods sold	(3,582)	(2,839)	(2,599)	(240)
Gross profit	218	262	227	35
Selling, general and administrative expenses	(151)	(175)	(153)	(22)
Foreign exchange gain	5	—	—	—
Interest income	6	6	6	—
Interest expense	(32)	(22)	(20)	(2)
Segment operating profit	$46	$71	$60	$11

Edible oil products segment net sales, excluding Lesieur, increased 34% primarily due to a 45% increase in sales volumes and higher average selling prices. Increases in selling prices were primarily due to higher raw material costs, principally crude soybean oil. The increase in soybean oil prices also resulted in higher selling prices for other softseed products as they follow the trend of soybean oil prices primarily in North America and Eastern Europe. Volumes increased primarily in North America as a result of stronger demand.

Cost of goods sold, excluding Lesieur, increased 38% primarily due to increases in sales volumes and higher raw material costs. Included in cost of goods sold in 2004 were $7 million of impairment charges relating to write-downs of certain refining and packaging facilities in our North and South American edible oil operations and in 2003, a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

Gross profit, excluding Lesieur, decreased 4% primarily due the impairment charges incurred in 2004 and higher raw material costs partially offset by increases in sales volumes and margin expansion in Eastern Europe and Canada as a result of the higher average selling prices.

SG&A, excluding Lesieur, decreased 1% primarily due to lower marketing expenses. SG&A in 2003 benefited from a $1 million curtailment gain relating to certain postretirement healthcare benefit plans.

Segment operating profit, excluding Lesieur, decreased 23% primarily due to lower gross profit and higher interest expenses attributable to higher levels of working capital partially offset by increases in sales volumes.

Milling Products Segment.   Milling products segment net sales increased 7% primarily due to a 15% increase in sales volumes. Corn milling volumes increased primarily due to higher sales to U.S. commercial customers, higher sales under the U.S. government food aid program and the addition of a corn milling facility acquired in the latter half of 2003. The increase in wheat milling volumes was primarily due to the addition of our industrial flour business which resulted from the asset exchange of Bunge’s Brazilian retail flour assets for J. Macêdo S.A.’s industrial flour assets and $7 million in cash in March 2004.

Cost of goods sold increased 6% due to the increase in sales volumes and higher raw material costs. Gross profit increased 14% primarily due to the increase in sales volumes.

Segment operating profit increased by 37% as a result of the improvement in gross profit.

Consolidated Financial Costs.   The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,		Percent
	2004	2003	Change
	(US$ in millions, except percentages)
Interest income	$103	$102	1%
Interest expense	(214)	(215)	—
Foreign exchange (losses) gains	(31)	92

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

Foreign exchange losses of $31 million included costs associated with managing foreign exchange exposure related to our monetary exposure in Brazil and exchange losses on our Brazilian-U.S. dollar net monetary liability position primarily due to the 7% devaluation of the real in the first six months of 2004. The first half of the year is usually when our U.S. dollar net monetary liability exposure in Brazil is at its highest level because of our acquisition of crops harvested in April, May and June. During the six months ended December 31, 2004, the real appreciated 17% resulting in exchange gains on the U.S. dollar net monetary liability position in Brazil in that period. However, the exposure to the U.S. dollar was lower and thus the related exchange gains recorded in the six months ended December 31, 2004 were not enough to offset the exchange losses recorded in the first six months of 2004. The 8% appreciation in the value of the euro during 2004 also resulted in exchange gains on our European-U.S. dollar monetary liability position. The exchange gains in 2003 resulted from the 22% appreciation in the value of the Brazilian real versus the U.S. dollar and a gain on a net U.S. dollar-denominated monetary asset in Argentina. Foreign exchange gains and losses are substantially offset by inventory marked-to-market adjustments, which are included in cost of goods sold.

Other Income (Expense)—net.   Other income (expense)—net increased $12 million to $31 million in 2004 from $19 million of income in 2003 primarily due to $10 million of gains on interest rate derivatives and the pretax gain of $5 million on the asset exchange transaction with J. Macêdo, offset by a decrease in our earnings from Solae. Solae’s results declined primarily due to lower margins on product sales caused by the high commodity costs that existed during most of 2004.

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

Liquidity and Capital Resources

Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.81 and 1.71 at December 31, 2005 and 2004, respectively.

Cash and Readily Marketable Inventories.   Cash and cash equivalents were $354 million at December 31, 2005 and $432 million at December 31, 2004.

Included in our inventories were readily marketable inventories of $1,534 million at December 31, 2005 and $1,264 million at December 31, 2004. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The increase in inventories was primarily attributable to our North American operations where inventories returned to more normal levels at the end of 2005 relative to unusually low inventory levels at the end of 2004 which were caused by reluctant farmer selling due to perceived low commodity prices.

Fertilizer Segment Accounts Receivable.   In our fertilizer segment, customer accounts receivable typically have repayment terms of up to 180 days. The actual due dates are individually determined based upon when a farmer purchases our fertilizers and the anticipated harvest and sale of the farmer’s crop, as the farmer’s cash flow is cyclical and is typically generated after the crop is harvested. The payment terms for these accounts receivable are typically renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.  In certain regions in Brazil, the 2005 crop was poor in quantity and yield, primarily due to a drought. As a result of the extension of credit terms and concerns about the collectibility of some of the accounts receivable, we have increased our reserve for doubtful accounts in the fertilizer segment to $115 million at December 31, 2005 from $62 million at December 31, 2004. At December 31, 2005, our total fertilizer segment accounts receivable was $663 million compared to $548 million at December 31, 2004. We closely monitor the recoverability of these accounts receivable.

Secured Advances to Suppliers and Prepaid Commodity Contracts.   We purchase soybeans through prepaid commodity purchase contracts and advances to farmers in Brazil. These arrangements are typically secured by the farmer’s future crop and mortgages on the farmer’s land and other assets and are generally settled after the farmer’s crop is harvested and sold. At December 31, 2005, we had $924 million in prepaid commodity purchase contracts and advances to farmers compared to $932 million at December 31, 2004. Against these outstanding balances, we also had accounts payables reflecting soybeans which had been delivered by these farmers to our facilities with a value of $39 million as of December 31, 2005 and $38 million as of December 31, 2004. The allowance for uncollectible advances totaled $32 million at December 31, 2005 and $43 million at December 31, 2004. We closely monitor the collectibility of these advances.

Accounts Receivable Securitization.   In October 2005, certain of our European subsidiaries entered into an accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable, up to a maximum amount of Euro 200 million. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon occurrence of certain limited circumstances. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus .295% per annum. As of December 31, 2005, we sold approximately $192 million of accounts receivable to the Euro securitization facility, of which we have retained a $37 million beneficial interest in other current assets on the consolidated balance sheet at December 31, 2005. See “—Off-Balance Sheet Arrangements” for more information.

Long-Term and Short-Term Debt.   We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited’s wholly owned financing subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program.

To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At December 31, 2005, we had approximately $1,450 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,173 million was unused and available at December 31, 2005.

At December 31, 2005, we had $265 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-

up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. These credit lines expire in June 2007. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its wholly owned subsidiary. At December 31, 2005, no amounts were outstanding under these back-up bank credit lines.

Our short-term and long-term debt decreased by $135 million at December 31, 2005 from December 31, 2004 primarily due to the conversion to Bunge Limited common shares by the noteholders of our 3.75% convertible notes due November 15, 2022 as described below.

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

In December 2005, we canceled our $455 million European revolving credit agreement. No material termination fees were incurred as a result of the cancellation. We determined that the facility was no longer needed given our assessment of present and anticipated liquidity requirements. In November 2005, we amended our $850 million revolving credit agreement to allow us to borrow euros or U.S. dollars at our discretion.

In October 2005, we announced our intention to redeem for cash on November 22, 2005 the remaining outstanding 3.75% convertible notes due November 15, 2022. The convertible notes were convertible into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares would be issued and delivered following conversion. Substantially all holders of the remaining outstanding aggregate principal amount of $242 million convertible notes converted their notes into an aggregate of 7,532,542 million common shares of Bunge Limited prior to the redemption date.

Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2006 and 2008. At December 31, 2005, we had $316 million outstanding under these long-term debt facilities. Of this amount, at December 31, 2005, $142 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $760 million.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of December 31, 2005.

We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a downgrade in our credit ratings could adversely affect our ability to renew existing or to obtain access to new credit facilities in the future and would increase the cost of such facilities to us.

Our credit ratings on our unsecured guaranteed senior notes by Moody’s Investors Service, Inc. (Moody’s) at December 31, 2005 were “Baa2” with “outlook stable,” and “BBB” with “outlook stable” by Standard & Poor’s Rating Services and Fitch Rating Services (Fitch). Our commercial paper is rated “A-1” by Standard & Poor’s Rating Services, “P-1” by Moody’s and “F-1” by Fitch, and the interest rates on our commercial paper borrowings are indexed to these ratings.

We have various outstanding interest rate swap agreements with a total notional amount of $900 million for the purpose of managing our interest rate exposure on a portion of our fixed rate senior notes.

Under the terms of the interest rate swaps, we make payments based on six-month LIBOR set in arrears, and we receive payments based on fixed interest rates. Accrued interest payable of approximately $1 million relating to these swaps was recorded as an increase to interest expense in 2005. The maturity of the interest rate swap agreements correspond with the maturity of the associated fixed rate senior notes.

Shareholders’ Equity.   Shareholders’ equity increased to $4,226 million at December 31, 2005 from $3,375 million at December 31, 2004, as a result of the net income of $530 million, $18 million from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested, $250 million from the conversion of a portion of the convertible notes and other comprehensive income of $115 million, which includes foreign exchange gains of $101 million. This increase was partially offset by dividends paid to shareholders of $63 million.

Cash Flows

2005 Compared to 2004.   In 2005, our cash and cash equivalents balance decreased $78 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $57 million decrease in our cash and cash equivalents balance in 2004.

Our operating activities provided cash of $382 million in 2005, compared to cash provided by operating activities of $802 million in 2004.

Our cash flow from operations has varied depending on the timing of the acquisition of, and the market prices for, our agribusiness commodity inventories, as well as the timing of when such inventories were sold. In addition, the growth of our business has resulted in the need to increase working capital levels which reduces our cash flow from operations.

Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which occurs in March, April and May. In addition, in the first half of the year we are also building fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. Also during the first half of the year, North American and European “old” crop inventories harvested and purchased in September, October and November of the previous year are at their lowest level.

Cash flows in the second half of the year will vary depending upon the amount of advances made to farmers in Brazil and the amount of North American and European “new” crops purchased during the September, October and November harvest periods. In addition, most of the South American inventories acquired during the March, April and May harvest period have been sold.

The decrease in the cash flow from operating activities is primarily due to the decline in income from operations before income taxes and minority interest and higher levels of operating working capital for 2005 compared to 2004. Cash flow from operations in the fourth quarter of 2005 included approximately $155 million from the sale of accounts receivable through a new securitization facility. In 2004, cash flow benefited from the reduction in high soybean prices.

Cash used by investing activities was $480 million in 2005, compared to cash used of $824 million in 2004. Payments made for capital expenditures included investments in property, plant and equipment that totaled $522 million and consisted primarily of expenditures under our normal capital expenditure plan. Maintenance capital expenditures were $120 million in 2005, compared to $136 million in 2004. Maintenance capital expenditures are expenditures made to replace existing equipment in order to maintain current production capacity. The majority of non-maintenance capital expenditures in 2005 related to efficiency improvements to reduce costs, equipment upgrades and business expansion.

Acquisitions of businesses and other intangible assets included in cash flows from investing activities were $50 million in 2005, which included $23 million for the Ideal premium bottled oil brand in Russia and the former Soviet Union countries and $13 million from the acquisition of a controlling interest in an integrated soybean crushing and refining plant in the port city of Rizhao, China. Investments in affiliates of $18 million primarily included an investment in a port terminal joint venture in Brazil. In 2005 and 2004, we received a capital return of $35 million and $17 million, respectively, from our Solae joint venture.

Cash provided by financing activities was $21 million in 2005, compared to cash used of $91 million in 2004. In 2005 and 2004, we increased our borrowings of long-term debt primarily to finance our additional working capital requirements and fund our investing activities. In July 2005, our wholly owned finance subsidiary, Bunge Limited Finance Corp., issued $400 million of unsecured senior notes, which are unconditionally guaranteed by us, for net proceeds of $396 million. Dividends paid to our shareholders in 2005 were $63 million.

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

Cash used by investing activities was $841 million in 2004, compared to cash provided of $101 million in 2003. Investments in property, plant and equipment under our capital expenditure plan were $437 million for 2004. Of this amount, $136 million represented maintenance capital expenditures in 2004, compared to $98 million in 2003.

During the third and fourth quarters of 2004, we acquired the remaining 17% interest in Bunge Brasil that we did not already own for $314 million in cash. In April 2004, we acquired the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, for $27 million. In addition, we invested approximately $38 million in existing and new business joint ventures during 2004 primarily in South America and Eastern Europe and we loaned $14 million to our joint venture in Poland. Also included in cash flow from investing activities in 2004 was $7 million received in the asset exchange transaction with J. Macêdo.

In 2003, we received net proceeds of $532 million from the sale of our Brazilian soy ingredients business to The Solae Company, the sale of Lesieur to our Saipol S.A.S. joint venture and the sale of our U.S. bakery operations. We used $23 million to acquire the remaining 2.62% of Cereol’s outstanding shares we did not already own and we paid an additional purchase price of $42 million to Edison S.p.A., Cereol’s former controlling shareholder, and Cereol’s former public shareholders. In addition, in 2003, we acquired additional shares in Fosfertil for $84 million, and we completed certain smaller acquisitions in India and Eastern Europe having an aggregate purchase price of approximately $37 million. In 2003, we received $41 million relating to Lesieur’s intercompany debt owed to us.

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

In 2003, we used cash flow from the net proceeds from the sales of businesses to reduce borrowings on short- and long-term debt. In 2003, we issued $800 million of senior notes. In 2003, Mutual Investment Limited repaid in full a $55 million note owed to us. Dividends paid to our shareholders during 2003 were $42 million.

Capital Expenditures

Our capital expenditures were $522 million in 2005, $437 million in 2004 and $304 million in 2003. In 2005, major capital projects included the expansion of our Brazilian fertilizer blending, sulfuric and phosphoric acid production capacity, investments in export terminal operations in Brazil and Argentina, expansion of our oilseed processing capabilities and port facilities in Spain and Eastern Europe, and expansion of oilseed processing and grain origination capabilities in Russia and Ukraine.

In 2004, major capital projects included the expansion of our Brazilian fertilizer blending and phosphoric acid production capacity, expansion of our grain origination operations in Brazil (including additional investments in logistics), investments in export terminal operations in Argentina, expansion of our oilseed processing capacity in Eastern Europe and acquisitions of port facilities.

In 2003, major projects included expansion of our edible oil production facilities in Europe, the construction of a new margarine plant and an oilseed processing plant in Brazil, logistics investments, primarily in Brazil, expansion of our grain origination facilities in Brazil and expansion of our fertilizer mixing capacity. In addition, we expanded our operations in India through the buyout of a joint venture partner in India and the purchase of a small crushing and refining facility.

We intend to invest approximately $490 million to $510 million in 2006, net of cash received on asset dispositions. Of this amount, we expect that $195 million to $215 million will be used for maintenance of current production capacity, safety, productivity and environmental programs. The other investments will be used to build new plants and improve oilseed processing logistics and plant operating efficiencies in Europe, expand and upgrade our mining, fertilizer production capacity and port facilities in Brazil, expand or acquire grain origination facilities in Europe and modernize certain of our edible oil refineries in Canada and Europe. We intend to fund our capital expenditures with cash flows from operations and available borrowings.

Formation of European Biodiesel Joint Venture

In December 2005, we entered into a joint venture with Diester Industrie, a company specializing in the production and marketing of biodiesel, pursuant to which we transferred our biodiesel assets to a new company. The new company will be called Diester Industries International S.A.S. (DII). Diester Industrie is a subsidiary of Sofiproteol. The joint venture combines our and Diester Industrie’s biodiesel assets, except for those owned and operated in France. Diester Industrie owns 60% of the joint venture and we own 40%. In addition, Bunge received $19 million in cash and a note receivable from DII for $10 million in the transaction. We recognized an $8 million gain on the formation of the joint venture.

Off-Balance Sheet Arrangements

Guarantees

We have issued or were party to the following third-party guarantees at December 31, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$60
Unconsolidated affiliates financing (2)	26
Customer financing (3)	184
Total	$270

(1)          Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $60 million at December 31, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)          Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, which are our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(3)   We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institution and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2005, $75 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at December 31, 2005.

In addition, we have issued parent level guarantees for the repayment of certain senior notes and senior credit facilities, which were issued or entered into by our wholly owned subsidiaries, with a carrying amount of $2,398 million at December 31, 2005. All outstanding debt related to these guarantees are reflected in our consolidated financial statements included as part of this Annual Report on Form 10-K. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any of our other subsidiaries to transfer funds to us.

Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $308 million as of December 31, 2005, of which approximately $5 million of related debt was outstanding as of such date.

Accounts Receivable Securitization Facilities

In October 2005, certain of our European subsidiaries entered into an accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable, up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. We account for the transfers of eligible accounts receivable as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title has transferred it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus .295% per annum. We recognized approximately $2 million in related expenses for the year ended December 31, 2005, which are included in selling, general and administrative expenses in our consolidated statement of income.

The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon the occurrence of certain limited circumstances. Our European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as a sale under SFAS No. 140. The beneficial interests are subordinate to the investor’s interests and are valued at historical cost, which approximates fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheet.

As of December 31, 2005, we sold approximately $192 million accounts receivable to the Euro securitization facility, of which we have retained a $37 million beneficial interest in certain accounts receivable that did not qualify as a sale under the terms of the SFAS No. 140.

In addition, we have two other accounts receivable securitization facilities through our wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $177 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. One of the facilities expires in 2006, with an option to renew, and the other facility expires in 2007. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

During 2005 and 2004, the outstanding undivided interests averaged $116 million and $115 million, respectively, under these North American securitization facilities. We retain collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $5 million, $2 million and $3 million in related expenses for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income. In addition, we retain interests in the pools of accounts receivable not sold under these securitization facilities. Due to the short-term nature of the accounts receivable, our retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2005 were net of $105 million representing the outstanding undivided interests in pooled accounts receivable. At December 31, 2004, there were no undivided interests in the pooled receivables outstanding.

Tabular Disclosure of Contractual Obligations

The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2005
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(US$ in millions)
Commercial paper borrowings (1)	$ 265	$ 265	$ —	$ —	$ —
Other short-term borrowings (1)	146	146	—	—	—
Long-term debt (1)	2,735	178	754	14	1,789
Fixed interest rate obligations	435	68	192	119	56
Non-cancelable lease obligations	580	118	260	97	105
Freight supply agreements (2)	2,310	238	412	252	1,408
Inventory purchase commitments	282	282	—	—	—
Total contractual obligations	$ 6,753	$ 1,295	$ 1,618	$ 482	$ 3,358

(1)          We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)          In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to six years in the case of ocean freight vessels and 9 to 22 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

Employee Benefit Plans

We expect to contribute $7 million to our defined benefit pension plans and $3 million to our postretirement healthcare benefit plans in 2006.

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our consolidated financial statements included in Part III of this Annual Report on Form 10-K.

Allowances for Uncollectible Accounts

We evaluate the collectibility of our trade accounts receivable and secured advances to suppliers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, the economic and financial condition of the farming industry and other market conditions. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense. At December 31, 2005, our allowances for uncollectible trade accounts receivable and secured advances to suppliers were $180 million and $32 million, respectively. At December 31, 2004, our allowances for uncollectible trade accounts receivable and secured advances to suppliers were $133 million and $43 million, respectively. The increase in bad debt was primarily in the fertilizer segment. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

Recoverable Taxes

We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management’s assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2005, the allowance for recoverable taxes was $7 million. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

Agricultural Commodity Derivatives

To the extent we consider it prudent for minimizing risk, we use exchange traded futures and options contracts to minimize the effect of price fluctuations on agricultural commodity transactions. The futures and options contracts that we use for hedging are purchased and sold through regulated commodity exchanges. We also manage risk by entering into fixed-price purchase contracts with pre-approved producers and establishing limits for individual suppliers. Fixed-price sales contracts are entered into with customers with acceptable creditworthiness, as determined by us. The fair values of futures and options contracts are determined primarily from quotes listed on the applicable commodity exchanges. Fixed-price purchase and sales contracts are with various counterparties and the fair value of such contracts are determined from the market price of the underlying product. We are exposed to loss in the event of nonperformance by the counterparties to these contracts. The risk of nonperformance is routinely monitored and provisions recorded if necessary to account for potential nonperformance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these contracts could result in additional provisions and increased expense reflected in cost of goods sold.

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

In 2005, we recorded a pretax impairment charge in our agribusiness segment of $35 million relating to certain South American oilseed processing facilities which have been closed due to a deteriorating operating environment due to industry over capacity and $3 million relating to an oilseed processing plant in India. In addition, we expect to close three additional oilseed processing plant in Brazil in the first quarter of 2006, which will result in asset impairment and restructuring charges related to those closures, the amount of which has not yet been determined.

Goodwill

Goodwill represents the excess of the costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market place data and other factors are used to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges. In the fourth quarter of 2005, we performed our annual impairment test and determined that there were no impairments of goodwill.

Contingencies

We are a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business, and have accrued our estimate of the probable costs to resolve these claims. This estimate has been developed in consultation with in house and outside counsel and is based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, please see “Item 3. Legal Proceedings.”

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

Our 2005 weighted average discount rate assumption used to calculate projected benefit obligations under the plans was 5.7% at the September 30, 2005 measurement date and was consistent with the rate at the September 30, 2004 measurement date. Our discount rate is based on the U.S. “Aa”-rated corporate bonds with similar maturities. Our U.S.-based plans represent approximately 84% of total projected benefit obligations. The weighted average rate of return assumption on assets of funded plans was 8.0% as of the 2005 measurement date and was also consistent with the 2004 weighted average rate. Our average targeted assumed asset allocations of 60% equity securities and of 40% fixed income securities consisting primarily of government and corporate debt securities for the significant plans.

In 2005, we recorded a decrease in the additional minimum pension liability which increased shareholders’ equity by $2 million, net of tax benefit of $1 million due to asset performance of the plans’

assets resulting in overall improvement in the unfunded status. Future recognition of additional minimum pension liabilities will depend on the actual return on the plans’ assets and the discount rate.

A one percentage point decrease in the assumed discount rate on our defined benefit pension plans would increase annual expense and the projected benefit obligation by $4 million and $48 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $2 million.

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

Prior to recording a valuation allowance, our deferred tax assets were $660 million and $545 million at December 31, 2005 and 2004, respectively. However, we have recorded valuation allowances of $95 million and $177 million as of December 31, 2005 and 2004, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carry-forwards. The decrease in the deferred tax valuation allowance in 2005 resulted from the projected utilization of net operating loss carry-forwards by our Brazilian subsidiaries. We were able to recognize these operating loss carry-forwards because of the legal restructuring of our Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by the effects of the real appreciation and actions undertaken to recover the net operating loss carry-forwards.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. The impact of the adoption of FIN 47 on our consolidated financial statements is not material.

In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principles Board (APB) Opinion No. 20 (Opinion No. 20). SFAS No. 154 replaces Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, carrying forward many provisions of Opinion No. 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005. In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R. The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end, the effective date is January 1, 2006. Bunge currently reports stock compensation based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with pro forma disclosures regarding fair value. We are currently evaluating the provisions of SFAS No. 123R to determine the impact on our financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates, interest rates and energy and transportation costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, foreign currency exchange rates, interest rates and energy costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

	Year Ended December 31, 2005		Year Ended December 31, 2004
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$ 344	$ 34	$ 414	$ 41
Highest short position	(38)	(4)	(13)	(1)

Currency Risk

Our global operations require active participation in foreign exchange markets. To reduce the risk of foreign exchange rate fluctuations, we follow a policy of hedging net monetary assets and liabilities and transactions denominated in currencies other than the functional currencies applicable to each of our various subsidiaries. Our primary exposure is related to our businesses located in Brazil and to a lesser extent, Argentina, Europe and Asia. We enter into derivative financial instruments, such as foreign currency options, forward contracts and swaps, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,788 million as of December 31, 2005 and $961 million as of December 31, 2004. Included in other comprehensive income (loss) are foreign exchange gains of $95 million in the year ended December 31, 2005 and foreign exchange gains of $96 million in the year ended December 31, 2004, related to permanently invested intercompany loans.

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

(US$ in millions)	December 31, 2005	December 31, 2004
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (347)	$ (1,091)
Market risk	(35)	(109)
Agricultural commodities inventories	1,010	988
Net currency long (short) position, less agricultural commodities inventories	663	(103)
Market risk	$ 66	$ (10)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (139)	$ (81)
Market risk	(14)	(8)
Agricultural commodities inventories	170	93
Net currency long position, less agricultural commodities inventories	31	12
Market risk	$ 3	$ 1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (277)	$ (320)
Market risk	(28)	(32)
Agricultural commodities inventories	342	283
Net currency long (short) position, less agricultural commodities inventories	65	(37)
Market risk	$ 7	$ (4)

Our net current short position in Brazil declined primarily due to an increase in foreign exchange derivatives entered into by us to reduce our exposure to currency fluctuations on our Brazilian U.S. dollar net monetary liability position.

Interest Rate Risk

We issue debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. The following table summarizes our total short- and long-term debt exposure to interest rate risk at December 31, 2005.

Variable Rate Debt	Fixed Rate Debt	Total
(US$ in millions)
$ 2,030	$1,116	$ 3,146

A hypothetical 100 basis point change in the interest rates of our long-term variable rate debt at December 31, 2005 would result in an increase of approximately $51 million or a decrease of approximately $55 million in the fair market value of this debt.

In addition, a hypothetical 1% change in the LIBOR interest rates would result in a change in our interest expense of approximately $20 million. The change in rates assumes that all long-term debt maturing within 1 year is variable rate debt in addition to the debt that carries variable rate interest. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and other interest rate indices, such as IGPM. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

Our commercial paper is rated “A-1” by Standard & Poor’s Rating Services and “P-1” by Moody’s Investors Service, Inc. and the interest rates on our commercial paper borrowings are generally governed by these ratings.

Interest Rate Derivatives

In 2005, Bunge entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing its interest rate exposure associated with the $400 million aggregate principal amount 5.10% senior notes due 2015. Under the terms of the interest rate swaps, Bunge will make payments based on six-month LIBOR set in arrears, and will receive payments based on fixed interest rates. In 2004, Bunge entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing its interest rate exposure on a portion of our fixed rate debt. Bunge has accounted for these swap agreements as fair value hedges.

The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. During 2005, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received based on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

We recognized approximately $1 million of accrued interest as interest expense in the year ended December 31, 2005 and $6 million of accrued interest as a reduction of interest expense in the year ended December 31, 2004 in the condensed consolidated statements of income, relating to our outstanding swap agreements. The following table summarizes our outstanding interest rate swap agreements as of December 31, 2005.

	Maturity				Fair Value Loss
					December 31,
(US$ in millions)	2008	2014	2015	Total	2005
Receive fixed/pay variable notional amount	$ 500	$ 500	$ 400	$ 1,400	$ (33)
Weighted average variable rate payable(1)	5.23%	5.63%	4.93%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)          Interest is payable in arrears based on a forecasted rate of six month LIBOR plus a spread.

Item 8.                        Financial Statements and Supplementary Data

Our financial statements and related schedule required by this item are contained on pages F-2 through F-53 and on page E-2 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(b), as of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our SEC filings.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm required to be furnished pursuant to this item are set forth on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2006 Annual General Meeting of Shareholders.

Item 10.                 Directors and Executive Officers of the Registrant

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Board Meetings and Committees—Audit Committee,” “Report of Audit Committee,” “Corporate Governance—Corporate Governance Guidelines and Code of Ethics” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees of the Company,” which information is incorporated herein by reference.

Item 11.                 Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the caption “Executive Compensation,” “Compensation Committee Report,” “Comparative Performance of Our Common Shares” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the caption “Certain Relationships and Related Party Transactions” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.                 Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the caption “Appointment of Independent Auditor” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

a.                 (1)-(2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

a.                 (3)   Exhibits

See “Index to Exhibits” set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 27, 2005 (incorporated by reference from the Registrant’s Form 10-Q filed August 9, 2005)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)
4.2

Amended and Restated Shareholder Rights Plan between Bunge Limited and Mellon Investor Services LLC, as Rights Agent, dated as of May 30, 2003 (incorporated by reference from the Registrant’s Form 20-F filed March 15, 2004)

4.3

The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request

10.1

Registration Rights Agreement dated as of June 25, 2001 between Bunge Limited and the shareholders of Bunge International Limited (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)

10.2

Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)

10.3

Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant’s Form F-1 (No. 333-81322) filed March 8, 2002)

10.4

Third Amended and Restated Revolving Credit Agreement, dated as of November 15, 2005, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on November 21, 2005)

10.5

Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant’s Form 10-Q filed August 9, 2004)

10.6	*	Third Amended and Restated Guaranty, dated as of November 15, 2005, between Bunge Limited, as Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent
10.7		Employment Agreement, dated as of May 27, 2003, between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.8		Employment Agreement between João Fernando Kfouri and Bunge Limited, effective as of July 1, 2005 (incorporated by reference from the Registrant’s Form 8-K filed July 8, 2005)
10.9		Bunge Limited Equity Incentive Plan, Amended and Restated as of March 12, 2004 (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.10	*	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan
10.11		Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 8-K filed July 8, 2005)
10.12	*

Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)

10.13	*	Form of Performance-Based Restricted Stock Unit-Target operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan
10.14		Bunge Limited Non-Employee Directors’ Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.15	*	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors’ Equity Incentive Plan
10.16		Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of March 12, 2003) (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.17		Excess Benefit Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.18		Excess Contribution Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.19		Excess Benefit Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.20		Excess Contribution Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.21	*	Bunge Limited U.S. SERP

10.22	Bunge Management Services Inc. Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.23	Bunge Global Markets Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.24	Bunge Limited Annual Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.25	Description of Non-Employee Directors’ Compensation (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications of Bunge Limited’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certifications of Bunge Limited’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

*                    Filed herewith.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Bunge Limited’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Bunge Limited’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to further periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Bunge Limited’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on Bunge Limited’s assessment under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that Bunge Limited’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ALBERTO WEISSER
Alberto Weisser
Chief Executive Officer
/s/ WILLIAM M. WELLS
William M. Wells
Chief Financial Officer

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Bunge Limited and its Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2005 and for the year then ended of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

We have audited the accompanying consolidated balance sheets of Bunge Limited and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

New York, NY
March 3, 2006

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$24,275	$25,168	$22,165
Cost of goods sold (Note 9)	(22,704)	(23,282)	(20,860)
Gross profit	1,571	1,886	1,305
Selling, general and administrative expenses	(956)	(871)	(691)
Gain on sale of soy ingredients business	—	—	111
Interest income	104	103	102
Interest expense	(231)	(214)	(215)
Foreign exchange (loss) gain	(22)	(31)	92
Other income (expense)—net	53	31	19
Income from continuing operations before income tax and minority interest	519	904	723
Income tax benefit (expense)	82	(289)	(201)
Income from continuing operations before minority interest	601	615	522
Minority interest	(71)	(146)	(104)
Income from continuing operations	530	469	418
Discontinued operations, net of tax benefit of $5 (2003) (Note 3)	—	—	(7)
Net income	$530	$469	$411
Earnings per common share (Note 22):
Basic
Income from continuing operations	$4.73	$4.42	$4.19
Discontinued operations	—	—	(.07)
Net income per share	$4.73	$4.42	$4.12
Diluted
Income from continuing operations	$4.43	$4.10	$3.89
Discontinued operations	—	—	(.06)
Net income per share	$4.43	$4.10	$3.83

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$354	$432
Trade accounts receivable (less allowance of $180 and $133) (Note 17)	1,702	1,928
Inventories (Note 4)	2,769	2,636
Deferred income taxes	102	95
Other current assets (Note 5)	1,637	1,577
Total current assets	6,564	6,668
Property, plant and equipment, net (Note 6)	2,900	2,536
Goodwill (Note 7)	176	167
Other intangible assets, net (Note 8)	132	156
Investments in affiliates (Note 10)	585	564
Deferred income taxes	462	273
Other non-current assets	627	543
Total assets	$11,446	$10,907
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 15)	$411	$541
Current portion of long-term debt (Note 16)	178	140
Trade accounts payable	1,803	1,898
Deferred income taxes	38	38
Other current liabilities (Note 11)	1,187	1,285
Total current liabilities	3,617	3,902
Long-term debt (Note 16)	2,557	2,600
Deferred income taxes	145	232
Other non-current liabilities	576	518
Commitments and contingencies (Note 20)
Minority interest in subsidiaries	325	280
Shareholders’ equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2005—119,184,696 shares, 2004—110,671,450 shares	1	1
Additional paid-in capital	2,630	2,361
Retained earnings	1,907	1,440
Accumulated other comprehensive loss	(312)	(427)
Total shareholders’ equity	4,226	3,375
Total liabilities and shareholders’ equity	$11,446	$10,907

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$530	$469	$411
Adjustment to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of soy ingredients business	—	—	(111)
Foreign exchange (gain) loss on debt	(112)	(85)	(120)
Impairment of assets	35	17	56
Bad debt expense	40	58	3
(Decrease) increase in allowance for recoverable taxes	(27)	2	(38)
Depreciation, depletion and amortization	278	212	184
Deferred income taxes	(238)	(56)	(17)
Minority interest	71	146	104
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	270	(398)	(129)
Inventories	(11)	328	(249)
Prepaid commodity purchase contracts	(41)	211	(76)
Advances to suppliers	135	(341)	(30)
Trade accounts payable	(337)	164	174
Arbitration settlement (Note 20)	—	—	(57)
Other—net	(211)	75	(146)
Cash provided by (used for) operating activities	382	802	(41)
INVESTING ACTIVITIES
Payments made for capital expenditures	(522)	(437)	(304)
Business acquisitions (net of cash acquired) and intangible assets	(50)	(355)	(196)
Investments in affiliates	(18)	(24)	—
Proceeds from disposal of long-lived assets	59	14	28
Return of capital from affiliates	38	17	—
Related party repayments (loans)	13	(13)	41
Investment in notes receivable	—	(26)	—
Proceeds from sale of assets held for sale	—	—	450
Proceeds from sale of discontinued operations	—	—	82
Cash (used for) provided by investing activities	(480)	(824)	101
FINANCING ACTIVITIES
Net change in short-term debt	(130)	(348)	(381)
Proceeds from long-term debt	1,210	860	851
Repayment of long-term debt	(952)	(678)	(529)
Proceeds from sale of common shares	13	348	7
Dividends paid to shareholders	(63)	(51)	(42)
Dividends paid to minority interest	(57)	(52)	(63)
Redemption of redeemable preferred stock	—	(170)	—
Proceeds from receivable from former shareholder	—	—	55
Cash provided by (used for) financing activities	21	(91)	(102)
Effect of exchange rate changes on cash and cash equivalents	(1)	56	61
Net (decrease) increase in cash and cash equivalents	(78)	(57)	19
Cash and cash equivalents, beginning of period	432	489	470
Cash and cash equivalents, end of period	$354	$432	$489

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

						Accumulated
						Other
			Additional	Receivable		Comprehensive	Total
	Common Shares		Paid-in	from Former	Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Capital	Shareholder	Earnings	(Note 21)	Equity	Income (Loss)
Balance, January 1, 2003	99,332,233	$ 1	$ 1,999	$ (55)	$ 653	$ (1,126)	$ 1,472
Comprehensive income-2003:
Net income	—	—	—	—	411	—	411	$ 411
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $8	—	—	—	—	—	489	—	489
Unrealized loss on commodity futures, net of tax benefit of $6	—	—	—	—	—	(9)	—	(9)
Unrealized gain on investments, net of tax of $0	—	—	—	—	—	1	—	1
Reclassification of realized net (gains) to net income, net of tax expense of $2	—	—	—	—	—	(1)	—	(1)
Minimum pension liability, net of tax benefit of $7	—	—	—	—	—	(10)	—	(10)
Total comprehensive income	—	—	—	—	—	470	470	$ 881
Collection of former shareholder receivable	—	—	—	55	—	—	55
Dividends paid	—	—	—	—	(42)	—	(42)
Issuance of common shares:
—employee stock plan	576,085	—	11	—	—	—	11
Balance, December 31, 2003	99,908,318	$ 1	$ 2,010	$ —	$ 1,022	$ (656)	$ 2,377
Comprehensive income—2004:
Net income	—	—	—	—	469	—	469	$ 469
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $3	—	—	—	—	—	217	—	217
Unrealized loss on commodity futures, net of tax benefit of $3	—	—	—	—	—	(5)	—	(5)
Reclassification of realized net (gains) to net income, net of tax expense of $10	—	—	—	—	—	19	—	19
Minimum pension liability, net of tax benefit of $1	—	—	—	—	—	(2)	—	(2)
Total comprehensive income	—	—	—	—	—	229	229	$ 698
Dividends paid	—	—	—	—	(51)	—	(51)
Issuance of common shares:
—public offering	9,775,000	—	331	—	—	—	331
—employee stock plan	988,132	—	20	—	—	—	20
Balance, December 31, 2004	110,671,450	$ 1	$ 2,361	$ —	$ 1,440	$ (427)	$ 3,375

(Continued on the following page)

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

						Accumulated
						Other
	Common Shares		Additional Paid-in	Receivable from Former	Retained	Comprehensive Income (Loss)	Total Shareholders’	Comprehensive
	Shares	Amount	Capital	Shareholder	Earnings	(Note 21)	Equity	Income (Loss)
Comprehensive income—2005:
Net income	—	$ —	$ —	$ —	$ 530	$ —	$ 530	$ 530
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	101	—	101
Unrealized loss on commodity futures, net of tax benefit of $2	—	—	—	—	—	(3)	—	(3)
Unrealized investment gains, net of tax expense of $4	—	—	—	—	—	11	—	11
Reclassification of realized net losses to net income, net of tax benefit of $2	—	—	—	—	—	4	—	4
Minimum pension liability, net of tax expense of $1	—	—	—	—	—	2	—	2
Total comprehensive income (loss)	—	—	—	—	—	115	115	$ 645
Dividends paid	—	—	—	—	(63)	—	(63)
Deferred financing costs reclassified	—	—	(5)	—	—	—	(5)
Tax benefits related to employee stock plan	—	—	6	—	—	—	6
Issuance of common shares:
—convertible notes conversion	7,777,927	—	250	—	—	—	250
—employee stock plan	735,319	—	18	—	—	—	18
Balance, December 31, 2005	119,184,696	$ 1	$ 2,630	$ —	$ 1,907	$ (312)	$ 4,226

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies

Description of Business—Bunge Limited is a Bermuda holding company. Bunge Limited, together with its consolidated subsidiaries through which Bunge’s businesses are conducted (collectively, “Bunge”), is an integrated, global agribusiness and food company. Bunge Limited’s common shares trade on the New York Stock Exchange under the ticker symbol “BG”. Bunge operates in three divisions, which include four reporting segments: agribusiness, fertilizer, edible oil products and milling products.

Agribusiness—Bunge’s agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge’s agribusiness operations and assets are located in North and South America, Europe and Asia and it has international marketing offices throughout the world.

Fertilizer—Bunge’s fertilizer segment is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to sales of blended fertilizer products. Bunge’s fertilizer operations are primarily located in Brazil.

Edible oil products—Bunge’s edible oil products segment consists of producing and selling edible oil products, such as bottled, packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from oilseeds. Bunge’s edible oil products operations are located in North and South America, Europe and Asia.

Milling products—Bunge’s milling products segment includes the wheat and corn milling businesses. The wheat milling business consists of producing and selling wheat flours. Bunge’s wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge’s corn milling activities are located in North America.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the assets, liabilities, revenues and expenses of all subsidiaries over which Bunge exercises control. Bunge’s consolidated financial statements include the accounts of all majority owned subsidiaries where our ownership is more than 50% of common stock. Bunge has no non-consolidated majority owned subsidiaries. All significant intercompany transactions and balances with consolidated subsidiaries are eliminated in the consolidated financial statements. Minority interest related to Bunge’s ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of Bunge’s earnings, net of tax, is reported as minority interest in its consolidated statements of income.

Investments in 20% to 50% owned affiliates in which Bunge has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost, plus Bunge’s equity in undistributed earnings or losses since acquisition. Investments in less than 20% owned affiliates are accounted for by the cost method unless such investments are marketable securities, which are carried at market value.

Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes,

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, income tax valuation allowances and pension plan obligations. Actual amounts may vary from those estimates.

The availability and price of agricultural commodities used in Bunge’s operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand and global production of similar and competitive crops.

Translation of Foreign Currency Financial Statements—Bunge’s reporting currency is the U.S. dollar. The functional currency of the majority of Bunge’s foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income are translated at the weighted average exchange rates for the period. Assets and liabilities are translated at year end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gains or losses are included in Bunge’s consolidated statements of income as foreign exchange gain (loss).

Cash and Cash Equivalents—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition.

Accounts Receivable and Secured Advances to Suppliers—Accounts receivable and secured advances to suppliers are stated at the historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, market conditions, current trends and any specific customer collection issues that Bunge has identified. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when Bunge has determined the balance will not be collected.

Inventories—Readily marketable inventories in the agribusiness segment, which consist of merchandisable agricultural commodities, are stated at market value (net realizable value). Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The merchandisable agricultural commodities are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the market values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

Inventories that are not readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using the weighted average cost method.

Derivatives—Bunge enters into derivatives that are related to its inherent business and financial exposure as a multinational agricultural commodities and food company. Bunge uses derivative instruments for the purpose of managing the exposures associated with commodity prices, foreign currency exchange rates, interest rates and energy costs.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

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

In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. To the extent they provide effective offset, gains or losses arising from hedging transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged item are sold. Bunge expects to reclassify approximately $4 million after tax net gains to cost of goods sold in the year ending December 31, 2006, relating to exchange-traded futures contracts designated as cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

Bunge also enters into derivative financial instruments, such as foreign currency options, forward contracts and swaps, to limit exposures to changes in foreign currency exchange rates with respect to its recorded foreign currency denominated assets and liabilities and its local currency operating expenses. These derivative instruments are marked-to-market, with changes in their fair value recognized as a component of foreign exchange in the consolidated statements of income. Bunge may also hedge other foreign currency exposures as deemed appropriate.

Bunge may also use derivative instruments, such as treasury rate locks, to reduce the risk of changes in interest rates on forecasted issuance of fixed rate debt. To the extent they are designated as cash flow hedges and provide effective offset, gains and losses arising from these derivative instruments are deferred in accumulated other comprehensive income (loss) and recognized in the consolidated statements of income over the term of the underlying debt. In addition, Bunge enters into interest rate swaps to manage its interest rate exposure on a portion of its fixed rate debt. The interest rate swaps used by Bunge are designated as fair value hedges and have been recorded at fair value in other liabilities in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of associated debt relating to interest rate swaps is adjusted currently in earnings for changes in the fair value due to changes in interest rates.

All derivative financial instruments are marked-to-market and any resulting unrealized gains and losses on such derivative contracts are recorded in other current assets or other current liabilities in Bunge’s consolidated balance sheets.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

Recoverable Taxes—Recoverable taxes represent value added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes Bunge may owe. Recoverable taxes are offset by allowances for uncollectible amounts if it is determined that collection is doubtful.

Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the retirement of assets are capitalized and depreciated over the lives of the underlying assets. Depreciation is computed based on the straight line method over the estimated useful lives of the assets. Useful lives for property, plant and equipment are as follows:

Years
Buildings	10-50
Machinery and equipment	7-20
Furniture, fixtures and other	3-20

Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit of production method based on proven and probable reserves. The useful lives of Bunge’s mines operated in its fertilizer operations, relating to the reserve depletion, range from 18 to 55 years.

Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates, and is depreciated over the asset’s estimated useful life.

Goodwill—Goodwill relates to the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is tested annually for impairment based upon the fair value of the reporting unit with which it resides (see Note 7 of the notes to the consolidated financial statements). Impairment losses are included in cost of goods sold in the consolidated statements of income.

Other Intangible Assets—Other intangible assets that have finite useful lives include brands and trademarks recorded at fair value at the date of acquisition. Other intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives, ranging from 10 to 40 years. Other intangible assets with indefinite lives are not amortized but rather tested annually for impairment (see Note 8 of the notes to the consolidated financial statements).

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

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

Stock-Based Compensation—Bunge has an Equity Incentive Plan and a Non-Employee Directors’ Equity Incentive Plan, which are described more fully in Note 23 of the notes to the consolidated financial statements. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), Bunge has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors’ Equity Plan. In accordance with APB 25, Bunge accrues costs for its restricted stock unit awards granted over the vesting or performance period, and adjusts costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards as well as the number of shares issued upon settlement of the awards. These compensation costs are recognized in the consolidated statements of income. There is no compensation cost recorded for stock options granted under either plan, since the exercise price is equal to the fair market value of the underlying common shares on the date of grant.

Compensation expense related to restricted stock unit awards is based on the quoted market price of Bunge’s common shares and is recorded in the consolidated statements of income based on the vesting terms. In accordance with APB 25, Bunge recorded compensation expense of $17 million, $25 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively, for grants of restricted stock unit awards.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

In accordance with SFAS No. 123 and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, Bunge discloses the pro forma effect of accounting for stock-based awards under the fair value method. The following table sets forth pro forma information as if Bunge had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted to determine its stock-based compensation cost. The assumptions used to determine fair value are disclosed below.

	Year Ended December 31,
(US$ in millions, except per share data)	2005	2004	2003
Net income, as reported	$530	$469	$411
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(8)	(7)	(7)
Pro forma net income	$522	$462	$404
Earnings per common share (see Note 22):
Basic—as reported	$4.73	$4.42	$4.12
Basic—pro forma	$4.66	$4.36	$4.05
Diluted—as reported(1)	$4.43	$4.10	$3.83
Diluted—pro forma(1)	$4.36	$4.04	$3.76

(1) The numerator for the calculation of diluted-as reported earnings per share and diluted-pro forma earnings per share for the years ended December 31, 2005, 2004 and 2003 includes interest expense, net of tax of $5 million, $5 million and $5 million, respectively, related to Bunge’s 3.75% convertible notes due 2022 (see Note 22 of the notes to the consolidated financial statements).

The estimated fair value of Bunge’s options on the date of grant was calculated using the Black-Scholes option-pricing model. The weighted average fair value of each stock option granted during 2005, 2004 and 2003 was approximately $18.48, $14.17 and $9.82, respectively. The following assumptions were used for the years ended December 31, 2005, 2004 and 2003:

Assumptions:
	2005	2004	2003
Expected option life (in years)	6.00	8.96	8.79
Expected dividend yield	1.15%	1.30%	1.57%
Expected volatility of market price	32%	29%	34%
Risk-free interest rate	4.04%	3.70%	4.10%

Income Taxes—Income tax expenses are recognized based on the tax jurisdictions in which Bunge’s subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between financial and tax reporting. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

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

Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $18 million, $14 million and $8 million in 2005, 2004 and 2003, respectively.

Adoption of New Accounting Pronouncements—In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective December 31, 2005 for calendar year companies. The adoption of FIN 47 did not have a material impact on Bunge’s consolidated financial statements.

New Accounting Pronouncements—In May 2005, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle, rather than reporting such a change as a change in accounting principle as previously reported under Accounting Principles Board (APB) Opinion No. 20 (APB 20). SFAS No. 154 replaces APB 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, carrying forward many provisions of APB 20 and the provisions of SFAS No. 3. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, earlier application is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), that requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R was effective for the first interim or annual periods beginning July 1, 2005. In April 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X of the Exchange Act regarding the compliance date for SFAS No. 123R. The amendment requires companies to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005, therefore, for companies with a calendar fiscal year end, the effective date is January 1, 2006. Bunge currently reports stock compensation based on APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) with pro forma disclosures regarding fair value. Bunge is currently evaluating the provisions of SFAS No. 123R to determine the impact on its financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

Reclassifications—Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.   Business Acquisitions

During 2005, Bunge completed acquisitions having an aggregate purchase price of $27 million, which consisted primarily of $13 million related to a 61% share acquisition of an integrated soybean crushing and refining company in the port city of Rizhao, China, from Sanwei Group Ltd. and several other smaller acquisitions totaling $14 million. Bunge has completed a preliminary purchase price allocation for these acquisitions. Bunge recognized $3 million of goodwill as result of these acquisitions as of December 31, 2005. Pro forma financial information is not presented as the pro forma results do not materially differ from actual results.

In addition, in 2005, Bunge acquired for $23 million a premium bottled oil brand from Molinos International, a subsidiary of Molinos Rio de la Plata S.A. The acquisition encompasses exclusive rights to the Ideal™ premium oil brand in Russia and the former Soviet Union countries. Bunge has assigned this brand to its edible oil products segment.

In the second half of 2004, Bunge acquired the remaining 17% of the outstanding capital stock of Bunge Brasil S.A. that it did not already own for $314 million in cash. The acquisition was funded with net proceeds of a public offering of Bunge’s common shares in June 2004 (see Note 21 of the notes to the consolidated financial statements). As a result of the acquisition, Bunge now owns 100% of Bunge Brasil and its subsidiaries, Bunge Alimentos S.A., Bunge’s Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge’s Brazilian fertilizer subsidiary. Bunge has been consolidating Bunge Alimentos and Bunge Fertilizantes since 1997. The acquisition was accounted for under the purchase method as a step acquisition of minority interest.

The following table summarizes the allocation of $137 million, which is the excess of the cost to acquire the minority interest in Bunge Brasil over the historical book value of the acquired minority interest, to certain intangible assets and segments based on the finalization of the fair value of these assets.

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Total
Property, plant and equipment	$15	$101	$6	$4	$126
Trademarks/brands	—	25	4	4	33
Licenses	—	5	—	—	5
Goodwill	18	—	5	6	29
Deferred income tax liabilities	(5)	(45)	(3)	(3)	(56)
Total	$28	$86	$12	$11	$137

3.   Discontinued Operations

In 2003, Bunge sold its U.S. bakery business to a third party. The sale includes the facilities that manufactured, marketed and sold dry mixes, frozen bakery products, syrups and toppings that were historically reported in the milling and baking products segment until its sale. The proceeds from the sale were $82 million, net of expenses. The divestiture resulted in a gain to Bunge of $2 million, net of tax expense of $1 million, which has been reported as discontinued operations in the consolidated statement of

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.   Discontinued Operations (Continued)

income. In addition, in 2003, discontinued operations in the consolidated statement of income included an environmental expense of $3 million, net of tax benefit of $3 million, related to discontinued operations Bunge sold in 1995.

(US$ in millions)	Year Ended December 31, 2003
Net sales	$180
(Loss) income before income taxes	$(15)

4.   Inventories

Inventories consist of the following:

	December 31,
(US$ in millions)	2005	2004
Agribusiness—Readily marketable inventories at market value(1)	$1,534	$1,264
Fertilizer	421	522
Edible oils	233	314
Milling	73	58
Other(2)	508	478
Total	$2,769	$2,636

(1) Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2) Agribusiness inventories carried at lower of cost or market.

5.   Other Current Assets

Other current assets consist of the following:

	December 31,
(US$ in millions)	2005	2004
Prepaid commodity purchase contracts	$93	$37
Secured advances to suppliers	635	697
Unrealized gains on derivative contracts	196	310
Recoverable taxes	216	138
Marketable securities	9	14
Other	488	381
Total	$1,637	$1,577

Prepaid commodity purchase contracts—Prepaid commodity purchase contracts represent payments to producers in advance of delivery of the underlying commodities. Prepaid commodity purchase contracts are recorded at market.

Secured advances to suppliers—Bunge provides cash advances to suppliers, which primarily include farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.   Other Current Assets (Continued)

cost. The advances are generally collateralized by physical assets of the supplier and carry a market interest rate. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances. In addition to the current secured advances, Bunge has long term secured advances to suppliers, primarily farmers, in the amount of $196 million and $198 million at December 31, 2005 and 2004, respectively. The allowance for uncollectible advances totaled $32 million and $43 million at December 31, 2005 and 2004, respectively.

Marketable securities—These securities are classified as trading securities and recorded at fair value based on quoted market prices. The related gains or losses are recognized in other income (expense)—net in the consolidated statements of income.

6.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2005	2004
Land	$132	$140
Mining properties	224	206
Buildings	1,171	917
Machinery and equipment	3,094	2,482
Furniture, fixtures and other	230	224
	4,851	3,969
Less: accumulated depreciation and depletion	(2,491)	(1,810)
Plus: construction in process	540	377
Total	$2,900	$2,536

Bunge capitalized interest on construction in progress in the amount of $12 million, $6 million and $8 million in 2005, 2004 and 2003, respectively. Depreciation and depletion expense was $272 million, $208 million and $182 million in 2005, 2004 and 2003, respectively.

7.   Goodwill

Bunge performed its annual impairment test in the fourth quarter of 2005 and 2004 and has determined that there was no goodwill impairment for the years ended December 31, 2005 and 2004.

In the fourth quarter of 2003, Bunge performed its annual impairment test and recorded in cost of goods sold in the consolidated statements of income a pretax goodwill impairment charge of $16 million relating to its Austrian oilseed processing operations. The write-down resulted from a weak operating environment in this region causing the fair value of the reporting unit to be lower than its carrying value. No other impairment charges resulted from the required impairment evaluations on the rest of Bunge’s  reporting units. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market conditions and other factors are made to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, Bunge may be required to record additional impairment charges.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.   Goodwill (Continued)

The changes in the carrying amount of goodwill by segment at December 31, 2005 and 2004 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, January 1, 2004	$138	$5	$5	$148
Goodwill acquired	29	2	—	31
Tax benefit on goodwill amortization (1)	(10)	—	—	(10)
Allocation of acquired goodwill (2)	(3)	—	(3)	(6)
Foreign exchange translation	3	1	—	4
Balance, December 31, 2004	157	8	2	167
Goodwill acquired (3)	3	—	—	3
Tax benefit on goodwill amortization (1)	(13)	—	—	(13)
Allocation of acquired goodwill (2)	(9)	5	6	2
Foreign exchange translation	17	—	—	17
Balance, December 31, 2005	$155	$13	$8	$176

(1)          Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(2)          In 2005, upon completion of the final valuation of the Bunge Brasil S.A. minority interest purchase completed in 2004, Bunge reallocated acquired goodwill of $5 million to the edible oil products segment and $6 million to the milling products segment from the agribusiness segment. In addition, Bunge reallocated $2 million of an intangible asset acquired in 2004 to goodwill. In 2004, Bunge assigned $3 million of goodwill acquired in its agribusiness segment to property, plant and equipment and $3 million of goodwill acquired in its milling products segment to intangible assets upon completion of final valuation related to certain smaller acquisitions.

(3)          See Note 2 of the notes to the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   Other Intangible Assets

Bunge’s other intangible assets consist of trademarks/brands, licenses, software technology and unamortized prior service costs relating to Bunge’s employee defined benefit plans (see Note 18 of the notes to the consolidated financial statements). The aggregate amortization expense for other intangible assets was $6 million, $4 million and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The annual estimated amortization expense for 2006 to 2010 is approximately $5 million per year.

Intangible assets consist of the following:

	December 31,
(US$ in millions)	2005	2004
Trademarks/brands-finite lived	$109	$87
Licenses	7	5
Other	15	18
	131	110
Less: accumulated amortization:
Trademarks/brands	(7)	(3)
Licenses	(3)	(2)
Other	(2)	(1)
	(12)	(6)
Trademarks/brands-indefinite lived	2	40
Unamortized prior service costs of defined benefit plans (Note 18)	11	12
Intangible assets, net of accumulated amortization	$132	$156

Bunge has assigned a 30-year life to the Ideal™ premium oil brand acquired in 2005 (see Note 2 of the notes to the consolidated financial statements).

In 2005, Bunge received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in the 2002 acquisition of Cereol S.A. (Cereol). As a result of receipt of the favorable U.S. tax ruling and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, Bunge reduced certain indefinite lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero (see Note 13 of the notes to the consolidated financial statements).

In addition, in 2005, upon finalization of the purchase price allocation of certain smaller acquisitions made in 2004, Bunge reallocated $2 million to goodwill and $1 million to property, plant and equipment that was preliminarily allocated to intangible assets.

9.   Long-Lived Asset Impairment and Restructuring Charges

Impairment—In 2005, Bunge recorded a pretax non-cash impairment charge in its agribusiness segment of $32 million related to write-downs of two South American oilseed processing facilities due to a deteriorating operating environment caused by industry conditions and a strengthening Brazilian real which resulted in the fair value of these two facilities being lower than their carrying value. Based on an appraisal valuation, these facilities were written down to their estimated fair value and were permanently closed. In addition, Bunge recorded a pretax non-cash impairment charge in its agribusiness segment of

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.   Long-Lived Asset Impairment and Restructuring Charges (Continued)

$3 million related to an oilseed processing plant in India as a result of a decline in the projected cash flows caused by competitive conditions in this region, which resulted in the carrying value of this facility being written down to its estimated fair value.

In 2004, Bunge recorded pretax non-cash impairment charges of $17 million relating to write-downs of its refining and bottling facilities in the agribusiness segment in Western Europe attributable to planned closing of these facilities in response to changed market conditions and competition in Western Europe and to the write-downs of refining and packaging facilities in the edible oil products segment in North and South America. These impairment charges were a result of planned closings of older less efficient plants with planned replacement of new more efficient refining facilities in South America. The carrying value of these assets was written down to their estimated fair value.

In 2003, Bunge recorded a pretax non-cash impairment charge of $40 million related to its fixed assets at its European oilseed processing facilities. These facilities were older, less efficient crushing facilities, and these operations were dependent on soybeans imported from North and South America for production. The European operations experienced operating losses during 2003. During the fourth quarter of 2003, Bunge updated its operating forecast, which included the effects of certain events occurring in the fourth quarter, such as the shortfall in the North American soy crop, increased export tariffs for Brazilian soy exports, and increased freight rates. Furthermore, Bunge determined that maintenance capital expenditures for the facilities would be substantially higher than previously forecasted. As a result of these factors, Bunge tested the assets for impairment based upon an undiscounted cash flow model and determined that these cash flows would not recover the carrying value of the assets. The impairment was measured based upon the amount by which the carrying value exceeded the discounted cash flows.

Bunge has recorded these impairment charges in cost of goods sold in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003.

Restructuring—In 2005, Bunge recorded restructuring charges of $10 million, $2 million and $2 million predominantly in Bunge’s South American agribusiness, fertilizer and edible oil products segments, respectively, primarily relating to administrative employee termination costs for an aggregate of approximately 1,000 employees as part of its 2005 restructuring program. The restructuring charge of $5 million in the agribusiness segment was recorded in cost of goods sold and the remaining $5 million of restructuring charges in the agribusiness segment and the restructuring charges in the fertilizer and edible oil products segments were recorded in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2005 and in other current liabilities in the consolidated balance sheet at December 31, 2005. The 2005 restructuring program was designed to streamline costs and rationalize the corporate structure in these segments. Bunge paid $7 million of these costs in 2005 with the remaining $7 million to be paid over the next two years. Funding for these costs is provided by cash flows from operations. Bunge expects to finalize its 2005 restructuring program in 2006 and expects to incur additional costs related to employee terminations, the amount of which has not yet been determined.

In connection with the 2004 impairment charges in its agribusiness segment, Bunge recorded $7 million of restructuring charges related to employee termination benefit obligations for 62 plant and administrative employees in its oilseed processing operations as part of its restructuring plan. These restructuring charges were included in cost of goods sold for the year ended December 31, 2004 and in other current liabilities in the consolidated balance sheet at December 31, 2004. The restructuring plan was

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.   Long-Lived Asset Impairment and Restructuring Charges (Continued)

designed to streamline Bunge’s costs and simplify its oilseed processing operations in Western Europe. In 2005, this restructuring plan was finalized and all related costs were paid. No significant unresolved issues exist related to this restructuring plan.

10.   Investments in Affiliates

Bunge has investments in affiliates that are accounted for on the equity method of accounting. The most significant of these affiliates are the following companies:

The Solae Company (Solae)—Bunge has a 28% ownership interest in this joint venture which is engaged in the global production and distribution of specialty food ingredients. In connection with the formation of Solae, Bunge contributed its North American and European ingredients operations. In exchange, Bunge received a 28% interest in Solae based on the fair value of its contribution. The carrying value of net assets contributed also equaled the fair value of $520 million. Bunge did not recognize any gain or loss on this transaction. In addition, in 2003, Bunge sold its Brazilian soy ingredients operations to Solae for $251 million in cash, net of expenses of $5 million. Consequently, Bunge recognized a non-taxable gain on sale of $111 million in the second quarter of 2003 that was included in net income. Bunge did not recognize any additional ownership percentage in Solae as a result of this sale. In 2005 and 2004, Bunge received a capital return of $35 million and $17 million, respectively, from Solae.

Solae was organized as a U.S. limited liability company that has elected to be taxed as a partnership. As a result, Bunge is responsible for U.S. income taxes applicable to its share of Solae’s U.S. taxable income. Therefore, net income for Solae does not reflect any provision for income taxes that would be incurred by its parents.

Saipol S.A.S.—Bunge has a 33.34% ownership interest in this joint venture which is engaged in oilseed processing and production of branded bottled vegetable oils in France.

Terminal 6 S.A. and Terminal 6 Industrial S.A.—Bunge has a 40% and 50% ownership interest, respectively, in these joint ventures, which operate a port facility and oilseed processing facility in Argentina.

AGRI Bunge, LLC—Bunge has a 50% voting interest and a 34% interest in the equity and earnings of this joint venture, which originates grain and operates Mississippi river terminals in the U.S.

Fosbrasil S.A.—Bunge has a 44.25% ownership interest in this joint venture, which operates a phosphoric acid production facility in Brazil.

EWICO S.p.z.o.o.—Bunge has a 50% ownership interest in this joint venture, which manufactures edible oils in Poland.

Harinera La Espiga, S.A. de C.V.—Bunge has a 31.5% ownership interest in this joint venture which has wheat milling and bakery dry mix operations in Mexico.

Terminal de Granéis do Guarujá S.A. (TGG)—Bunge has a joint venture in Brazil with Ferronorte S.A.-Ferrovias Norte Brasil and Amaggi Exportacão e Importacão Ltda. for the construction of a terminal in the port of Guarujá. Bunge has a 49% interest in TGG. In 2005, Bunge invested $14 million in TGG to commence construction of the terminal.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.   Investments in Affiliates (Continued)

Diester Industries International S.A.S.—In December 2005, Bunge entered into a joint venture with Diester Industries, a company specializing in the production and marketing of biodiesel. Diester Industrie is a subsidiary of Sofiproteol. In connection with the creation of this joint venture, Bunge transferred its biodiesel assets to a new company called Diester Industries International S.A.S. (DII). The joint venture was created by combining the two companies’ biodiesel assets in Europe, except for those owned and operated in France. In exchange for contributing its biodiesel assets, Bunge received $19 million in cash, a note receivable from DII for $10 million and a 40% interest in the joint venture. Bunge recognized an $8 million gain on the formation of this joint venture.

Summarized unaudited combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge’s consolidated financial statements as of December 31, 2005 and 2004 follows:

(US$ in millions)	2005	2004
Amounts recorded by Bunge:
Investments(1)	$585	$564
Equity income	31	12
Combined results of operations:
Revenues	$2,819	$2,600
Income before income tax and minority interest	197	42
Net income	120	39
Combined financial position:
Current assets	$993	$934
Non-current assets	2,161	2,177
Total assets	$3,154	$3,111
Current liabilities	$570	$582
Non-current liabilities	729	682
Stockholders’ equity	1,855	1,847
Total liabilities and stockholders’ equity	$3,154	$3,111

(1)    At December 31, 2005 and 2004, Bunge’s investment exceeded its underlying equity in the net assets of Solae by $11 million and $12 million, respectively. Straight line amortization of this excess against equity income amounted to $4 million, $4 million and $3 million in 2005, 2004 and 2003, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which are being amortized over five years.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2005	2004
Accrued liabilities	$669	$729
Unrealized loss on derivative contracts	264	242
Advances on sales	202	158
Other	52	156
Total	$1,187	$1,285

12.   Asset Retirement Obligations

Bunge has asset retirement obligations with the carrying amount of the asset retirement obligations totaling $33 million and $30 million at December 31, 2005 and 2004, respectively, primarily relating to its mining assets assigned to the fertilizer segment and certain of its edible oil refining facilities assigned to the edible oil products segment. Asset retirement obligations in Bunge’s fertilizer segment relate to restoration of land used in its mining operations and asset retirement obligations in its edible oil products segment relate to the removal of certain storage tanks associated with its edible oil refining facilities. The change in the carrying value at December 31, 2005 consisted of a settlement of an obligation for $3 million related to the sale of the land of a previously sold refining facility in the edible oil products segment, $2 million of  accretion and $4 million of currency translation adjustment. The change in the carrying value at December 31, 2004 consisted of  $2 million of accretion and $3 million of currency translation adjustment.

13.   Income Taxes

Bunge has elected to use the U.S. income tax rates to reconcile the actual provision for income taxes with the income tax provision computed by applying the U.S. statutory rates.

The components of pretax income (loss) before minority interest and discontinued operations are as follows:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
United States	$47	$(44)	$(23)
Non-United States	472	948	746
Total	$519	$904	$723

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Income Taxes (Continued)

The components of the income tax benefit (expense) are:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
Current:
United States	$(7)	$(6)	$(7)
Non-United States	(149)	(339)	(211)
	(156)	(345)	(218)
Deferred:
United States	80	23	20
Non-United States	158	33	(3)
	238	56	17
Total	$82	$(289)	$(201)

Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
Income from continuing operations before income tax and minority interests	$519	$904	$723
Income tax rate	35%	35%	35%
Income tax expense at the statutory rate	(182)	(316)	(253)
Adjustments to derive effective tax rate:
Earnings of subsidiaries taxed at different statutory rates	102	31	45
Change in valuation allowance	79	(60)	16
Recognition of tax loss benefits on merger of foreign subsidiaries	—	60	—
Reversal of deferred tax liability on undistributed assets of affiliates	77	—	—
Foreign exchange expense	(42)	(19)	(40)
Benefit from interest on capital dividends paid by Brazilian companies	28	17	14
Investment tax credits in Brazil	7	11	—
Benefits from U.S. export incentive	12	17	16
Basis difference in determining foreign taxable income	(19)	(17)	(23)
Tax on equity investments	10	2	—
Effect of tax free gain on sale of soy ingredients business	—	—	39
Adjustment resulting from the finalization of prior years’ tax returns	—	—	3
Other	10	(15)	(18)
Income tax benefit (expense)	$82	$(289)	$(201)

In 2005, Bunge received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in the 2002 acquisition of Cereol S.A. (Cereol). Bunge had recorded a $125 million deferred tax liability in the initial balance sheet of Cereol in 2002, related to unremitted earnings of a subsidiary that were not considered to be permanently reinvested. Based upon the final ruling received in 2005, it was determined that the subsidiary could be liquidated without generating tax on the unremitted earnings. As a

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Income Taxes (Continued)

result of receipt of the favorable U.S. tax ruling and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, Bunge first reduced certain indefinite lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero and then recognized a $86 million non-cash tax benefit in the consolidated statements of income. In conjunction with this transaction, Bunge incurred $9 million of tax expense in 2005, related to the repatriation of unremitted earnings of a subsidiary in connection with the American Jobs Creation Act of 2004 (the Jobs Creation Act).

In 2003, the sale of Bunge’s Brazilian soy ingredients business to Solae for a gain of $111 million did not result in taxable income and therefore no income tax was provisioned. However, Bunge recorded a net tax expense of $23 million relating to new tax laws in South America.

Bunge has in the past obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the Jobs Creation Act ultimately repeals the ETI benefit. Under the Jobs Creation Act, the ETI will be phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005, 60% of the otherwise available ETI benefit retained for 2006 and the ETI benefit phased out completely in 2007. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of Bunge’s U.S. operations qualify as “manufacturing,” Bunge does not expect to receive significant benefits from this new tax legislation as it has from the prior one primarily due to Bunge’s U.S. tax position.

In 2003, a tax law was enacted in South America affecting exporters of certain products, including grains and oilseeds. The tax law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The tax effect of this law was reflected in income tax expense in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003.

Certain Bunge subsidiaries had undistributed earnings amounting to approximately $731 million, $541 million and $519 million at December 31, 2005, 2004 and 2003. These are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Income Taxes (Continued)

The primary components of the deferred tax assets and liabilities and the related valuation allowance are as follows:

	December 31,
(US$ in millions)	2005	2004
Deferred income tax assets:
Net operating loss carry-forwards	$550	$519
Excess of tax basis over financial statement basis of property, plant and equipment	13	17
Accrued retirement costs (pension and postretirement cost) and other accrued employee compensation	64	59
Other accruals and reserves not currently deductible for tax purposes	217	198
Tax credit carry-forwards	14	15
Other	29	48
Total deferred tax assets	887	856
Less valuation allowance	(96)	(177)
Net deferred tax assets	791	679
Deferred tax liabilities:
Excess of financial statement basis over tax basis of property, plant and equipment	359	366
Undistributed earnings of affiliates	—	125
Other	51	90
Total deferred tax liabilities	410	581
Net deferred tax assets	$381	$98

At December 31, 2005, Bunge’s gross tax loss carry-forwards totaled $1,609 million, of which $445 million have no expiration. However, applicable income tax regulations limit some of these tax losses available for offset of future taxable income to 30% of annual pretax income. The remaining tax loss carry-forwards expire at various periods beginning in 2006 through the year 2025.

Bunge continually reviews the adequacy of its valuation allowance and recognizes tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The majority of the valuation allowances relate to net operating loss carry-forwards in certain of its non-U.S. subsidiaries where there is an uncertainty regarding their realization and will more likely than not expire unused.  In 2005, the decrease in the deferred tax asset valuation allowance resulted from the projected utilization of net operating loss carry-forwards by Bunge’s Brazilian subsidiaries.  Bunge was able to recognize these operating loss carry-forwards because of the legal restructuring of Bunge’s Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by effects of the real appreciation and actions undertaken to recover the net operating loss carry-forwards. In 2004, Bunge merged several European subsidiaries, which generated statutory tax losses and the recognition of $60 million of net operating loss carry-forwards. Bunge increased its valuation allowance by $60 million as it is more likely than not that the assets will not be realized. In 2003, Bunge decreased its valuation allowance by $16 million, which resulted from the utilization of net operating loss carry-forwards by its Brazilian and Argentine subsidiaries. Bunge was able to recognize these net operating carry-forwards because of increased statutory taxable income of these subsidiaries caused by effects of the real and peso appreciation and a change in South American tax law.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Income Taxes (Continued)

In 2005, 2004 and 2003, Bunge paid income taxes, net of refunds, of $169 million, $210 million and $112 million, respectively. In addition, Bunge offset income taxes payable of $46 million and $95 million in the years ended December 31, 2005 and 2004, respectively, against recoverable taxes receivable in certain South American jurisdictions in accordance with the applicable local tax laws.

14.   Financial Instruments

Bunge uses various financial instruments in its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short-term and long-term debt to fund operating requirements and derivative financial instruments to manage its foreign exchange, commodity price and interest rate risk exposures. The counterparties to these debt financial instruments are primarily major financial institutions and Banco Nacional de Desenvolvimento Econômico e Social (BNDES) of the Brazilian government, or in the case of commodity futures and options, a commodity exchange. Cash and cash equivalents, trade accounts receivable and accounts payables, marketable securities, short-term debt and all derivative instruments are carried at fair value. The fair values of all of Bunge’s derivative instruments are based on quoted market prices and rates and are reflected as mark-to-market adjustments to the carrying value in the consolidated financial statements.

Fair Value of Financial Instruments—The carrying amounts and fair values of financial instruments were as follows:

	December 31,
	2005		2004
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$9	$9	$14	$14
Long-term debt, including current portion	2,735	2,773	2,740	2,895

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

Derivative instruments—In 2005, Bunge entered into various interest rate swap agreements with a total notional amount of $400 million maturing in 2015 for the purpose of managing its interest rate exposure associated with the $400 million of 5.10% senior notes due 2015. Under the terms of the interest rate swaps, Bunge will make payments based on six-month LIBOR set in arrears, and will receive payments based on fixed interest rates. In 2004, Bunge entered into various interest rate swap agreements maturing in 2008 and 2014 for the purpose of managing its interest rate exposure on a portion of our fixed rate debt. Bunge has accounted for these interest rate swap agreements as fair value hedges.

In 2004, Bunge terminated certain interest rate swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense for the year ended December 31, 2004 in the consolidated statement of income and the $52 million gain was

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.   Financial Instruments (Continued)

recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. The $52 million gain is amortized to earnings over the remaining term of the debt. In the year ended December 31, 2005 and 2004, Bunge recognized approximately $7 million and $3 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to this gain.

The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in other liabilities in the consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. During 2005, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received based on changes in interest rates is recorded as an adjustment to interest expense. The interest rate swaps settle every six months until expiration.

The following table summarizes Bunge’s outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2005.

	Maturity				Fair Value Loss
(US$ in millions)	2008	2014	2015	Total	December 31, 2005
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(33)
Weighted average variable rate payable (1)	5.23%	5.63%	4.93%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)   Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

Bunge recognized approximately $1 million of accrued interest as interest expense in the year ended December 31, 2005 and $6 million of accrued interest as a reduction of interest expense in the year ended December 31, 2004 in the consolidated statements of income relating to its outstanding swap agreements.

In 2005, 2004 and 2003, Bunge reclassified approximately a $2 million loss in each year from other comprehensive income (loss) to interest expense in the consolidated statements of income, which related to a settlement of certain derivative contracts recorded as cash flow hedges, in connection with forecasted issuances of debt financing. Bunge expects to reclassify approximately $2 million to interest expense in 2006 (see Note 21 of the notes to the consolidated financial statements).

15.   Short-Term Debt and Credit Facilities

Short-term borrowings consist of the following:

	December 31,
(US$ in millions)	2005	2004
Commercial paper with an average interest rate of 4.31% at December 31, 2005	$265	$401
Lines of credit:
Unsecured variable interest rates from 4.37% to 4.48%	146	140
Total short-term debt	$411	$541

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.   Short-Term Debt and Credit Facilities (Continued)

Bunge’s short-term borrowings, predominantly held with commercial banks, are primarily used to fund readily marketable inventories and other working capital requirements. The weighted average interest rate, which includes related fees, on short-term borrowings as of December 31, 2005 and 2004 was 5.8% and 4.2%, respectively.

In connection with the financing of readily marketable inventories, Bunge recorded interest expense on debt financing readily marketable inventories of $39 million, $46 million and $34 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, Bunge had a $600 million commercial paper program facility to fund working capital requirements. At December 31, 2005, Bunge had approximately $335 million of unused and available borrowing capacity under its commercial paper program facility.

16.   Long-Term Debt

Long-term obligations are summarized below:

	December 31,
(US$ in millions)	2005	2004
Payable in U.S. Dollars:
Senior notes, fixed interest rates of 4.38% to 7.80%, maturing 2007 through 2015	$2,395	$2,023
Senior notes, fixed interest rates from 7.23% to 7.94%, maturing 2021	121	129
Convertible notes, fixed interest rate of 3.75%, maturing 2022	—	250
Trust certificates, fixed interest rates of 8.61%, payable 2005	—	18
Note collateralized by future export commodity contracts, fixed interest rate of 8.09%, payable through 2006	13	34
Other notes payable, fixed interest rates from 3.47% to 5.87%, payable through 2009	73	93
Long-term debt, variable interest rates indexed to LIBOR(1) plus .75% to 2.75%, payable through 2014	17	36
Payable in Brazilian Reais:
BNDES(2) loans, variable interest rate indexed to IGPM(3) plus 6.5% payable through 2008	96	134
Other	20	23
	2,735	2,740
Less: Installments due within one year	(178)	(140)
Total long-term debt	$2,557	$2,600

(1) LIBOR three and six month rates as of December 31, 2005 were 4.54% and 4.70% and as of December 31, 2004 were 2.56% and 2.78%, respectively.

(2) BNDES loans are Brazilian government industrial development loans.

(3) IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2005 and 2004 was 1.21% and 12.42%, respectively.

In July 2005, Bunge completed the sale of $400 million aggregate principal amount of unsecured senior notes bearing interest at 5.10% per year that mature in July 2015. The notes were issued by Bunge’s

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.   Long-Term Debt (Continued)

wholly owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. Interest on these unsecured senior notes is payable semi-annually in arrears in January and July of each year, commencing in January 2006. Bunge used the net proceeds of this offering, approximately $396 million, for the repayment of outstanding indebtedness.

At December 31, 2005, Bunge had approximately $838 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $760 million at December 31, 2005 have been mortgaged or otherwise collateralized against long-term debt of $143 million at December 31, 2005.

Redemption of Convertible Notes—In October 2005, Bunge Limited Finance Corp., a subsidiary of Bunge Limited, together with Bunge Limited, announced its intent to redeem for cash on November 22, 2005 the remaining outstanding 3.75% convertible notes due 2022. As provided in the indenture governing the convertible notes, the redemption price was $1,015 for each $1,000 principal amount of convertible notes to be redeemed, together with accrued and unpaid interest up to, but not including, the redemption date. In accordance with the indenture, holders of the convertible notes had the right to convert their convertible notes into Bunge Limited common shares at any time before the close of business on the second business day immediately preceding November 22, 2005. In November 2005, the remaining outstanding amount of approximately $242 million convertible notes were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion. Substantially all holders of the aggregate principal amount of the $250 million convertible notes converted their notes into an aggregate of 7,777,927 shares of Bunge Limited common stock, of which 7,532,542 shares were issued upon conversion of the convertible notes in November 2005.

Principal Maturities—Principal maturities of long-term debt at December 31, 2005 are as follows:

(US$ in millions)
2006	$178
2007	152
2008	523
2009	79
2010	3
Later years	1,800
Total	$2,735

Bunge’s indentures, credit facilities, other long-term debt agreements and commercial paper program contain various restrictive covenants which require the satisfaction of certain financial covenants related to minimum net worth and working capital and a maximum long-term debt to net worth ratio. Bunge was in compliance with these covenants at December 31, 2005.

In 2005, 2004 and 2003, Bunge paid interest, net of interest capitalized, of $213 million, $162 million and $152 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Accounts Receivable Securitization

In October 2005, certain of Bunge’s European subsidiaries entered into an accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, Bunge’s European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. Bunge accounts for its transfers of accounts receivable as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial assets and Extinguishments of Liabilities.  Bunge’s European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus .295% per annum. Bunge recognized approximately $2 million in related expenses for the year ended December 31, 2005, which are included in selling, general and administrative expenses in Bunge’s consolidated statement of income.

The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon the occurrence of certain limited circumstances. Bunge’s European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as a sale under SFAS No. 140. The beneficial interests are subordinate to the investors’ interests and are valued at historical cost, which approximate fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheet.

As of December 31, 2005, Bunge sold approximately $192 million of accounts receivable to the Euro securitization facility, of which it has retained a $37 million beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, Bunge recorded an allowance for doubtful accounts of $4 million against the beneficial interest at December 31, 2005 in other current assets in the consolidated balance sheet.

In addition, Bunge has two other accounts receivable securitization facilities, through its wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $177 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. One of the facilities expires in 2006, with an option to renew, and the other facility expires in 2007. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

During 2005 and 2004, the outstanding undivided interests averaged $116 million and $115 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $5 million, $2 million and $3 million in related expenses for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in selling, general and administrative expenses in Bunge’s consolidated statements of income.

In addition, Bunge retains interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, Bunge’s retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge’s consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2005 were net of $105 million representing the outstanding undivided interests in pooled accounts receivable. At December 31, 2004, there were no undivided interests in the pooled receivables outstanding.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.   Employee Benefit Plans

Employee Defined Benefit Plans—Certain U.S., Canadian and European based subsidiaries of Bunge sponsor noncontributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants’ salary and length of service.

The funding policies for the defined benefit pension plans are determined in accordance with statutory funding requirements. The U.S. funding policy requires at least those amounts required by the Employee Retirement Income Security Act of 1974 and no more than those amounts permitted by the Internal Revenue Code. Assets of the plans consist primarily of equity and fixed income investments.

Postretirement Healthcare Benefit Plans—Certain U.S. based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans.

Plan Amendments—In 2004, certain non-qualified key executive plans were created and the related past service costs reflected in the benefit obligations as of December 31, 2004. In addition, effective January 1, 2004, the qualified defined benefit pension plans for all non-union U.S. employees were merged into one plan and that plan was amended to include certain hourly employees, to introduce unreduced early retirement benefits at age 62 and to redefine salary to include a portion of variable compensation. In addition, certain postretirement healthcare benefits plans were amended, which reduced Bunge’s liability related to future retirees. These pension and postretirement healthcare benefit plan amendments were reflected in the benefit obligations as of December 31, 2003.

In 2003, Bunge recognized $26 million in pretax curtailment gains for the defined benefit pension and postretirement healthcare plans, of which $2 million was recognized in discontinued operations resulting from the sale of the U.S. bakery business. These gains largely resulted from a reduction in pension and postretirement healthcare benefit liabilities relating to the transfer of employees to Solae, Bunge’s joint venture and a reduction of postretirement healthcare benefits of U.S. employees.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.   Employee Benefit Plans (Continued)

The following table sets forth in aggregate a reconciliation of the changes in the defined benefit pension and the postretirement healthcare benefit plans’ benefit obligations, assets and funded status at December 31, 2005 and 2004 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. The projected benefit obligation related principally to U.S. plans and therefore Bunge has aggregated U.S. and foreign plans for the following disclosures. A measurement date of September 30, 2005 was used for all plans.

	Pension Benefits December 31,		Postretirement Healthcare Benefits December 31,
(US$ in millions)	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligation as of beginning of year	$342	$318	$26	$27
Service cost	10	10	—	—
Interest cost	19	19	1	1
Actuarial losses, net	8	9	4	—
Employee contribution	—	—	1	—
Plan amendments	—	3	—	—
Curtailment/settlement (gains)	—	(1)	—	—
Benefits paid	(14)	(20)	(3)	(2)
Impact of foreign exchange rates	(1)	4	—	—
Benefit obligation as of end of year	$364	$342	$29	$26
Change in plan assets:
Fair value of plan assets as of beginning of year	$227	$205	$—	$—
Actual return on plan assets	23	21	—	—
Employer contributions	12	19	2	2
Employee contributions	—	—	1	—
Benefits paid	(14)	(20)	(3)	(2)
Impact of foreign exchange rates	1	2	—	—
Fair value of plan assets as of end of year	$249	$227	$—	$—
Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(115)	$(115)	$(29)	$(26)
Contribution adjustment	3	4	1	—
Unrecognized prior service cost	12	14	—	—
Unrecognized net actuarial losses	65	65	5	1
Unrecognized net transition asset	(1)	(1)	—	—
Net liability recognized in the balance sheet	$(36)	$(33)	$(23)	$(25)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$6	$8	$—	$—
Accrued benefit cost	(86)	(89)	(23)	(25)
Intangible asset	11	12	—	—
Accumulated other comprehensive income	33	36	—	—
Net liability recognized	$(36)	$(33)	$(23)	$(25)

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.   Employee Benefit Plans (Continued)

Bunge has aggregated certain pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2005, the $364 million projected benefit obligation includes plans with projected benefit obligations of $349 million, which was in excess of the fair value of related plan assets of $230 million. At December 31, 2004, the $342 million projected benefit obligation includes plans with projected benefit obligations of $328 million, which was in excess of the fair value of related plan assets of $209 million.

The accumulated benefit obligation for the defined benefit pension plans was $331 million and $309 million at December 31, 2005 and 2004, respectively.

The following table summarizes information relating to aggregated pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31,
(US$ in millions)	2005	2004
Projected benefit obligation	$349	$328
Accumulated benefit obligation	316	294
Fair value of plan assets	230	209

The components of net periodic costs are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2005	2004	2003	2005	2004	2003
Service cost	$10	$10	$8	$—	$—	$1
Interest cost	19	19	16	2	2	2
Expected return on plan assets	(19)	(17)	(16)	—	—	—
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Amortization of unrecognized net loss	3	3	1	—	—	—
Amortization of transition asset	—	(1)	(1)	—	—	—
Net periodic benefit costs	$14	$15	$9	$2	$2	$3

Bunge has recorded a minimum pension liability for the actuarial present value of accumulated benefits that exceeded plan assets and the accrued pension liabilities that were exceeded by the unfunded accumulated benefit obligation. The accrued additional minimum pension liability at December 31, 2005 and 2004 was $44 million and $48 million, respectively. At December 31, 2005 and 2004, Bunge also has an intangible asset of $11 million and $12 million, respectively, related to unamortized prior service costs for which a minimum pension liability was recorded. At December 31, 2005 and 2004, Bunge has $33 million and $36 million, respectively, of the excess of the additional minimum pension liability over the amount recognized as an intangible asset in other accumulated comprehensive income (loss). Bunge recorded a decrease in additional minimum pension liability of $3 million for the year ended December 31, 2005 and an increase of $3 million and $17 million for the years ended December 31, 2004 and 2003, respectively, which was included in other comprehensive income (loss).

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.   Employee Benefit Plans (Continued)

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligations under the defined benefit plans are as follows:

	December 31,
	2005	2004
Discount rate	5.6%	5.7%
Increase in future compensation levels	3.2%	3.3%

The weighted average assumptions used in determining the net periodic benefit cost under the defined benefit plans are as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	5.7%	6.0%	6.8%
Increase in future compensation levels	3.3%	3.4%	4.5%
Expected long-term rate of return on assets	8.0%	8.0%	8.4%

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

In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flow and expenses are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts anticipated returns are not reduced for taxes.

At December 31, 2005, for measurement purposes, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006 decreasing to 6% by 2009, remaining at that level thereafter. At December 31, 2004, for measurement purposes, a 6% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005.

A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2005:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$2	$2

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.   Employee Benefit Plans (Continued)

The pension plans’ weighted average asset allocations as of the measurement date for 2005 and 2004, by category are as follows:

	Plan Assets
Asset Category	2005	2004
Equities	63%	61%
Fixed income securities	34%	34%
Cash	3%	5%
Total	100%	100%

The objectives of the plans’ trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge retains investment managers who select investment fund managers to implement the investment strategy, such that the investments approximate the target asset allocation. Bunge’s policy is not to invest plan assets in Bunge Limited shares.

Bunge expects to contribute $7 million to its defined benefit pension plans and $3 million to its postretirement healthcare benefit plans in 2006.

The following benefit payments, which reflect future service as appropriate, are expected to be paid:

(US$ in millions)	Pension Benefits	Postretirement Healthcare Benefits
2006	$14	$3
2007	14	3
2008	15	3
2009	16	3
2010	18	3
2011-2015	115	12

Employee Defined Contribution—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $11 million, $9 million and $7 million in 2005, 2004 and 2003, respectively.

Multi-Employer Plan—In addition, certain salaried employees of Bunge’s Brazilian fertilizer operations participate in a multi-employer defined benefit pension plan, Fundação Petrobras de Securidade Social (Petros), to which Bunge makes contributions. Contributions to this plan were $1 million in each of the years ended December 31, 2005, 2004 and 2003.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.   Related Party Transactions

Notes receivable—In connection with the sale of Lesieur, a French producer of branded bottled vegetable oil, to Saipol, Bunge’s oilseed processing joint venture with Sofiproteol, Bunge holds a note receivable from Saipol having a carrying value of $31 million and $39 million at December 31, 2005 and 2004, respectively. The note receivable matures in July 2009 with interest payable annually at a variable rate of 4.21% in 2005. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method (see Note 10 of the notes to the consolidated financial statements).

In addition, Bunge holds a note receivable from EWICO, its 50% owned joint venture in Poland, having a carrying value of approximately $7 million and $14 million at December 31, 2005 and 2004, respectively. The EWICO notes receivable mature on demand at Bunge’s option with interest payable annually at variable rates of one or six month Warsaw Interbank Borrowing Rate (WIBOR) plus 2.5%.

Bunge has recognized interest income related to these notes receivable of approximately $2 million, $5 million and $1 million for the years ended December 31, 2005, 2004 and 2003, respectively, in interest income in its consolidated statements of income. The carrying value of the notes receivable are included in other non-current assets in the consolidated balance sheets.

Other—Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $503 million, $457 million and $62 million for the years ended December 31, 2005, 2004 and 2003, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $233 million, $92 million and $62 million for the years ended December 31, 2005, 2004 and 2003, respectively. Bunge believes these transactions are recorded at values similar to those with third parties.

Mutual Investment Limited—Bunge has entered into an administrative services agreement with Mutual Investment Limited, Bunge’s former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting, human resources administration, insurance, employee benefits plans administration, corporate communication and management information system services. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge’s direct and indirect costs of providing the services. In 2005, 2004 and 2003, Mutual Investment Limited paid Bunge $492 thousand, $623 thousand and $661 thousand, respectively, under this agreement. In July 2004, Bunge purchased a wheat mill in Brazil from Mutual Investment Limited for approximately $2 million. In June 2003, Bunge received $55 million from Mutual Investment Limited, as final payment on a long-term secured note. In addition, in 2003 Bunge recorded interest income of $1 million pertaining to this long-term secured note. In December 2003, Bunge sold an inactive Netherlands subsidiary to Mutual Investment Limited for $64 thousand, its estimated fair value, in connection with a reorganization of certain of Mutual Investment Limited’s investments.

20.   Commitments and Contingencies

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.   Commitments and Contingencies (Continued)

effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2005 and 2004 are the following accrued liabilities:

	December 31,
(US$ in millions)	2005	2004
Tax claims	$173	$153
Labor claims	121	112
Civil and other	70	78
Total	$364	$343

Tax Claims—The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including primarily value added tax claims (ICMS and IPI) and sales tax claims (PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

Labor Claims—The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

Oleina Holding Arbitration—Bunge had previously been involved in arbitration proceedings at the ICC International Court of Arbitration with the former joint venture partner of Cereol S.A. (Bunge acquired Cereol in October 2002 from Edison S.p.A.) over the final purchase price of Oleina Holding S.A. and related issues (collectively referred to as the Oleina Disputes). Cereol purchased the 49% of Oleina it did not already own from its former joint venture partner for $27 million in February 2002, with the final purchase price to be determined by arbitration. In June 2005, the parties agreed to settle all claims relating to the Oleina Disputes. In connection with the settlement, Bunge paid Cereol’s former joint venture partner $90 million, $85 million of which was funded by Edison, pursuant to the terms of an agreement between Edison and Bunge. Pursuant to Bunge’s agreement with Edison, relating to Bunge’s acquisition of Cereol, Bunge was entitled to be indemnified by Edison for certain amounts relating to the Oleina Disputes. The net impact of this settlement on Bunge’s consolidated financial statements was not material.

Settlement of Ducros Arbitration—In 2003, Cereol and Cereol Holding France entered into a settlement agreement with McCormick & Company, Incorporated, McCormick France SAS and Ducros S.A. relating to a claim for €155 million brought by McCormick over the purchase price of Ducros, which was sold to McCormick in August 2000. Under the settlement agreement, Bunge paid McCormick $57 million, which was included in the opening balance sheet of the acquired Cereol business. In connection with the settlement, Bunge paid an additional purchase price to Edison S.p.A. and Cereol’s former public shareholders of approximately $42 million in the aggregate.

Antitrust Approval of Manah Acquisition—In 2000, Bunge acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil S.A. Fosfertil is the main Brazilian producer of phosphate used to produce NPK fertilizers. This acquisition was approved by the Brazilian antitrust

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.   Commitments and Contingencies (Continued)

commission in February 2004. The approval was conditioned on the formalization of an operational agreement between Bunge and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not yet been approved, Bunge does not expect them to have a material adverse impact on its business or financial results.

Electrobrás Litigation—Several of Bunge’s Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Electrobrás), a publicly-traded, government controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Electrobrás that were required by law from 1977 to 1993. In 2005, a Brazilian court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of its claim against Electrobrás. The judgment did not specify the amount which Bunge can recover from Electrobrás. Bunge is currently negotiating the final settlement amount with Electrobrás and expects to complete the negotiations during 2006. The negotiated settlement requires court approval. As of December 31, 2005, Bunge has not recognized any amounts related to this claim in the consolidated financial statements pending the outcome of the negotiations with Electrobrás and the court approval. Although, Bunge expects to receive up to $45 million upon final settlement based on its subsidiary’s claims against Electrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Bunge’s other Brazilian subsidiaries’ claims have not yet been decided by the Brazilian courts.

Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2005:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$60
Unconsolidated affiliates financing(2)	26
Customer financing(3)	184
Total	$270

(1)          Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $60 million at December 31, 2005. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)          Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.   Commitments and Contingencies (Continued)

(3)          Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2005, $75 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at December 31, 2005.

In addition, Bunge has issued parent level guarantees for the repayment of certain senior notes and senior credit facilities, which were issued or entered into by its wholly owned subsidiaries, with a carrying amount of $2,398 million at December 31, 2005. All outstanding debt related to these guarantees is included in Bunge’s consolidated balance sheets at December 31, 2005 (see Note 16 of the notes to the consolidated financial statements). There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other Bunge subsidiary to transfer funds to Bunge.

Also, certain of Bunge’s subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $308 million as of December 31, 2005, of which approximately $5 million of related debt was outstanding as of such date.

Freight Supply Agreements—In the ordinary course of business, Bunge enters into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the time on these ocean freight vessels when excess freight capacity is available. These agreements typically range from two months to six years, in the case of ocean freight vessels, depending on market conditions, and 9 to 22 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$238
1 to 3 years	412
4 to 5 years	252
After five years	1,408
Total	$2,310

Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned on the sales of excess capacity. The agreements for the freight service on railroad lines require a minimum monthly payment regardless of the actual level of freight services used by Bunge. The costs of Bunge’s freight supply agreements are typically passed through to the customers as a component of the prices charged for its products.

21.   Shareholders’ Equity

In 2005, approximately $250 million of Bunge’s 3.75% convertible notes due 2022 were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.   Shareholders’ Equity (Continued)

represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion (see Note 16 of the notes to the consolidated financial statements).

In 2004, Bunge completed a public offering of 9,775,000 of its common shares for net proceeds of $331 million, after underwriting discounts, commissions and expenses. Bunge used the net proceeds of the offering to acquire the additional 17% of the total outstanding shares of Bunge Brasil, its publicly-traded Brazilian subsidiary that it did not already own, for $314 million in cash.

Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability	Deferred Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$(1,098)	$5	$(21)	$(11)	$(1)	$(1,126)
Other comprehensive income (loss), net of tax	489	(12)	2	(10)	1	470
Balance, December 31, 2003	(609)	(7)	(19)	(21)	—	(656)
Other comprehensive income (loss), net of tax	217	12	2	(2)	—	229
Balance, December 31, 2004	(392)	5	(17)	(23)	—	(427)
Other comprehensive income (loss), net of tax	101	(1)	2	2	11	115
Balance, December 31, 2005	$(291)	$4	$(15)	$(21)	$11	$(312)

(1)          Bunge has significant operating subsidiaries in Brazil, Argentina and Europe. The functional currency of Bunge’s subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month end exchange rates, and the resulting foreign exchange translation gains and losses are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

22.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, prior to conversion of the convertible notes in 2005 (see Notes 16 and 21 of the notes to the consolidated financial statements), Bunge accounted for the effect of the convertible notes on its diluted earnings per share computation using the if converted method. Under this method, the convertible notes were assumed to be converted and the interest expense, net of tax, related to the convertible notes is added back to earnings.

The computation of diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 includes the weighted average common shares that would be issuable upon conversion of Bunge’s

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Earnings Per Share (Continued)

3.75% convertible notes due 2022. Substantially all holders of the aggregate principal amount of the $250 million convertible notes converted their notes into an aggregate of 7,777,927 shares of Bunge Limited common stock, of which 7,532,542 shares were issued upon conversion of the convertible notes in November 2005 at the conversion rate of 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion (see Note 16 and 21 of the notes to the consolidated financial statements). The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(US$ in millions, except for share data)	2005	2004	2003
Income from continuing operations—basic	$530	$469	$418
Interest on convertible notes, net of tax	5	5	5
Income from continuing operations—diluted	$535	$474	$423
Weighted average number of common shares outstanding:
Basic	112,131,739	106,015,869	99,745,825
Effect of dilutive shares:
—stock options and awards	1,994,337	1,879,762	1,129,777
—convertible notes	6,727,852	7,778,425	7,778,425
Diluted	120,853,928	115,674,056	108,654,027
Income from continuing operations per share:
Basic	$4.73	$4.42	$4.19
Diluted	$4.43	$4.10	$3.89

23.   Stock-Based Compensation

Equity Incentive Plan—Bunge has an Equity Incentive Plan, which is a shareholder approved plan. Under the plan, the compensation committee of the board of directors may award equity based compensation to officers, employees, consultants and independent contractors. Awards under the plan may be in the form of stock options (statutory or non-statutory), restricted stock units (performance-based or time-vested) or other awards.

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

Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted to a limited number of key employees. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. The vesting of the performance-based restricted stock units is dependent on Bunge obtaining certain targeted cumulative earnings per share (EPS) or segment operating profit (for awards granted to employees of operating companies) during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of Bunge’s compensation committee. Vesting

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.   Stock-Based Compensation (Continued)

may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS or the segment operating profit is less than the minimum target. The award is capped at 150% of the grant for cumulative EPS performance in excess of the maximum target for the award grants prior to 2004 and at 200% of the grant for cumulative EPS performance or segment operating profit in excess of the maximum target beginning with the 2004 award grants. For awards granted in or prior to 2004, performance-based restricted stock unit awards may be paid out, at the participant’s election, subject to the discretion of Bunge’s compensation committee, in cash, in Bunge Limited common shares or a combination thereof, once the specified terms and conditions of the award are satisfied. Beginning with awards granted in 2005, performance-based restricted stock unit awards will be settled solely in common shares. At the time of settlement, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

The time-vested restricted stock unit awards are subject to vesting periods varying from three to five years and vest on a pro-rata basis over the applicable vesting period or at the end of the applicable vesting period. Vesting may be accelerated in certain circumstances such as a change in control of Bunge. The time-vested restricted stock units are paid out in Bunge Limited common shares once the applicable vesting terms are satisfied. At the time of pay out, a participant holding a time-vested restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

At December 31, 2005 and 2004, there were 1,115,366 and 763,208, respectively, of performance-based and time-vested restricted stock units granted that had not yet vested. During 2005, Bunge issued approximately 102,185 shares with a weighted average fair value of $54.01 per share primarily pursuant to outstanding performance-based restricted stock unit awards that had become vested. During 2004, Bunge issued approximately 74,894 shares with a weighted average fair value of $38.52 per share primarily pursuant to outstanding performance-based restricted stock unit awards that had become vested.

Non-Employee Directors’ Equity Incentive Plan—Bunge has a Non-Employee Directors’ Equity Incentive Plan (Directors’ Plan). The Directors’ Plan is a shareholder approved plan. The Directors’ Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st following the date of grant, assuming the director continues service as a member of the board of directors of Bunge until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.   Stock-Based Compensation (Continued)

Available Options—Bunge has reserved 11,918,470 and 595,923 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors’ Plan, respectively. At December 31, 2005, 5,228,000 and 153,923 common shares were available for grant under the Equity Incentive Plan and Directors’ Plan, respectively. The Equity Incentive Plan and the Directors’ Plan provide that up to 10.0% and 0.5%, respectively, of Bunge’s total outstanding common shares may be reserved for issuance pursuant to awards under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge’s total issued common shares outstanding increases.

A summary of Bunge’s stock option activity for the Equity Incentive Plan and the Directors’ Plan and related information was as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2003	3,180,759	$18.53
Granted	1,123,800	25.22
Exercised	(407,653)	17.54
Forfeited	(21,666)	20.38
Expired	—	—
Options outstanding at December 31, 2003	3,875,240	$20.57
Granted	801,600	36.93
Exercised	(913,238)	19.09
Forfeited	(43,300)	26.00
Expired	—	—
Options outstanding at December 31, 2004	3,720,302	$24.40
Granted	607,550	53.46
Exercised	(633,134)	20.99
Forfeited	(43,228)	33.91
Expired	—	—
Options outstanding at December 31, 2005	3,651,490	$29.72
Exercisable options:
December 31, 2003	1,726,865	$18.28
December 31, 2004	1,950,706	$19.49
December 31, 2005	2,279,826	$22.60

Information regarding stock options outstanding and exercisable at December 31, 2005 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$15.88-$16.00	562,219	$15.97	5.3	562,219	$15.97
$18.88-$21.61	933,886	$20.97	5.9	933,886	$20.97
$21.62-$25.22	812,885	$25.22	7.2	504,536	$25.22
$35.46-$37.08	746,016	$36.92	8.2	278,351	$36.66
$52.66-$61.51	596,484	$53.48	9.2	834	$52.66

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.   Lease Commitments

Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2005 were as follows:

(US$ in millions)
2006	$118
2007	107
2008	94
2009	59
2010	50
Thereafter	152
Total	$580

Rent expense under non-cancelable operating leases was $134 million, $89 million and $62 million for 2005, 2004 and 2003, respectively.

25.   Argentina

In 2002, Bunge commenced recording an allowance against certain recoverable taxes owed to it by the Argentine government due to delayed payment and uncertainty regarding the local economic environment. The balance of this allowance fluctuated depending on the sales activity of existing inventories, the purchase of new inventories, seasonality, changes in applicable tax rates, cash payment by the Argentine government and compensation of outstanding balances against income or certain other taxes owed to the Argentine government. At December 31, 2005 and 2004, this allowance for recoverable taxes was zero and $27 million, respectively. In the year ended December 31, 2005, Bunge decreased the remaining balance of this allowance in the amount of $27 million as a result of the Argentine recoverable tax payments being received without delays and the improvement in the Argentine government’s financial condition. In the year ended December 31, 2004, Bunge increased this allowance in the amount of $2 million as a result of increased purchases of commodity inventories in the first half of the 2004 year. In the year ended December 31, 2003, Bunge decreased this allowance in the amount of $39 million as a result of either cash recoveries by Bunge or compensation against taxes owed by Bunge to the Argentine government.

26.   Operating Segments and Geographic Areas

In 2005, Bunge reclassified certain agribusiness product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current 2005 presentation.

During 2004, Bunge reclassified certain consumer product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2003 have been reclassified to conform to the 2004 presentation.

Bunge has four reporting segments—agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.   Operating Segments and Geographic Areas (Continued)

commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Bunge evaluates segment performance based on operating segment profit.

The “Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments, inter-segment eliminations and principally the Solae joint venture. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other	Unallocated	Total
2005
Net sales to external customers	$17,437	$2,674	$3,305	$859	$—	$—	$24,275
Inter-segment revenues	2,192	—	58	22	—	(2,272)	—
Gross profit(1)	853	341	252	125	—	—	1,571
Foreign exchange gain (loss)	30	(47)	(1)	(1)	—	(3)	(22)
Interest income	22	57	2	2	—	21	104
Interest expense	(147)	(41)	(28)	(7)	—	(8)	(231)
Segment operating profit	296	81	16	63	—	—	456
Depreciation, depletion and amortization expense	(113)	(104)	(47)	(14)	—	—	(278)
Investments in affiliates	57	9	75	21	—	423	585
Total assets	6,221	2,774	1,328	388	—	735	11,446

Capital expenditures	$269	$135	$107	$11	$—	$—	$522
2004
Net sales to external customers	$17,983	$2,581	$3,800	$804	$—	$—	$25,168
Inter-segment revenues	1,639	—	28	17	—	(1,684)	—
Gross profit(2)	975	601	218	92	—	—	1,886
Foreign exchange gain (loss)	(17)	(32)	5	—	—	13	(31)
Interest income	21	50	6	3	—	23	103
Interest expense	(111)	(50)	(32)	(8)	—	(13)	(214)
Segment operating profit	391	372	46	41	—	—	850
Depreciation, depletion and amortization expense	(90)	(70)	(40)	(12)	—	—	(212)
Investments in affiliates	17	8	64	20	—	455	564
Total assets	5,890	2,428	1,312	328	—	949	10,907
Capital expenditures	$213	$158	$57	$9	$—	$—	$437

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.   Operating Segments and Geographic Areas (Continued)

2003
Net sales to external customers	$16,307	$1,954	$3,101	$751	$52	$—	$22,165
Inter-segment revenues	623	—	66	22	—	(711)	—
Gross profit(3)(4)	572	373	261	81	18	—	1,305
Foreign exchange gain (loss)	89	(20)	—	—	(1)	24	92
Interest income	26	53	6	—	—	17	102
Interest expense	(82)	(35)	(22)	(8)	(2)	(66)	(215)
Segment operating profit(5)	268	242	70	30	8	—	618
Depreciation, depletion and amortization expense	(77)	(57)	(37)	(13)	—	—	(184)
Investments in affiliates	5	6	36	8	—	482	537
Total assets	6,177	1,738	908	324	—	737	9,884

Capital expenditures	$169	$73	$48	$14	$—	$—	$304

(1)          In the fourth quarter of 2005, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax long-lived asset impairment charge of $35 million in its agribusiness segment related to two oilseed processing plants in Brazil and an oilseed processing plant in India. In the fourth quarter of 2005, Bunge also recorded restructuring charges in Brazil and Europe of $10 million in its agribusiness segment, $2 million in its edible oil products segment and $2 million in its fertilizer segment (see Note 9 of the notes to the consolidated financial statements).

(2)          In 2004, Bunge recorded pretax long-lived asset impairment charges of $7 million in its edible oil segment, related to its refining and packaging operations in North and South America. In addition, in 2004, Bunge recorded a $10 million long-lived asset impairment charge and a $7 million restructuring charge in its agribusiness segment related to its oilseed operations in Western Europe. These charges are included in cost of goods sold in Bunge’s consolidated statement of income (see Note 9 of the notes to the consolidated financial statements).

(3)          In the fourth quarter of 2003, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax goodwill impairment charge of $16 million and a pretax long-lived asset impairment charge of $40 million in its agribusiness segment related to fixed assets at its European oilseed processing facilities (see Note 9 of the notes to the consolidated financial statements).

(4)          Agribusiness gross profit for the year ended December 31, 2003, included a pretax non-cash curtailment gain of $15 million reflecting a reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold. Edible oil products and milling products gross profit included a pretax non-cash curtailment gain of $1 million and $1 million, respectively, for year ended December 31, 2003, related to the reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold.

(5)          Agribusiness segment profit for year ended December 31, 2003, included pretax non-cash curtailment gains totaling $20 million reflecting a reduction of pension and postretirement healthcare benefit liabilities due to the transfer of employees to Solae and a reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in selling, general and administrative expenses (SG&A). Edible oil products and milling products segment operating profit included total pretax non-cash curtailment gains of $2 million and $2 million, respectively, for the year ended December 31, 2003, related to the reduction of pension and postretirement healthcare benefits of certain U.S. employees recorded in cost of goods sold and in SG&A.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.   Operating Segments and Geographic Areas (Continued)

Segment operating profit, a measure of segment profitability, includes the allocation of the financial costs of carrying operating working capital, including foreign exchange gains and losses and interest expense on debt financing working capital and interest income earned on working capital items, which is consistent with how management views the results for operational purposes.

A reconciliation of income from continuing operations before income tax and minority interest to total consolidated segment operating profit follows:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
Income from continuing operations before income tax and minority interest	$519	$904	$723
Unallocated (income) expense—net(1)	(63)	(54)	6
Gain on sale of ingredients business	—	—	(111)
Segment operating profit	$456	$850	$618

(1)          Unallocated (income) expense—net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge’s operating segments.

Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
Agricultural commodities products	$17,437	$17,983	$16,307
Fertilizer products	2,674	2,581	1,954
Edible oil products	3,305	3,800	3,101
Wheat milling products	564	479	500
Corn milling products	295	325	251
Soy ingredient products	—	—	52
Total	$24,275	$25,168	$22,165

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.   Operating Segments and Geographic Areas (Continued)

Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2005	2004	2003
Net sales to external customers:
Europe	$8,904	$8,777	$7,176
United States	6,076	6,783	6,129
Brazil	4,994	4,939	3,894
Asia	2,956	3,225	3,451
Canada	957	1,160	1,216
Argentina	362	262	275
Rest of world	26	22	24
Total	$24,275	$25,168	$22,165

	December 31,
(US$ in millions)	2005	2004	2003
Long-lived assets(1):
Brazil	$2,035	$1,759	$1,323
United States	963	1,021	1,052
Europe	505	410	302
Argentina	137	113	80
Rest of world	153	120	110
Total	$3,793	$3,423	$2,867

(1)          Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.   Quarterly Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year End
	(US$ in millions, except per share data)
2005
Volumes (in millions of metric tons)	27	32	30	30	119
Net sales	$5,451	$5,872	$6,226	$6,726	$24,275
Gross profit(1)	385	427	407	352	1,571
Income from continuing operations	98	113	170	149	530
Net income	$98	$113	$170	$149	$530
Earnings per common share—basic(4)
Income from continuing operations	$.88	$1.02	$1.53	$1.29	$4.73
Net income per share	$.88	$1.02	$1.53	$1.29	$4.73
Earnings per common share—diluted(3)(4)
Income from continuing operations	$.82	$.94	$1.41	$1.25	$4.43
Net income per share	$.82	$.94	$1.41	$1.25	$4.43

Weighted average number of shares outstanding—basic	110,752,441	110,986,481	111,361,292	115,384,311	112,131,739
Weighted average number of shares outstanding—diluted	120,638,146	120,893,138	120,982,588	120,773,361	120,853,928
Market price:
High	$57.75	$65.10	$67.31	$57.01
Low	$50.84	$48.99	$51.95	$48.30
2004
Volumes (in millions of metric tons)	24	29	29	27	109
Net sales	$5,739	$6,657	$6,560	$6,212	$25,168
Gross profit(2)	365	496	553	472	1,886
Income from continuing operations	70	112	182	105	469
Net income	$70	$112	$182	$105	$469
Earnings per common share—basic(4)
Income from continuing operations	$.70	$1.08	$1.65	$.95	$4.42
Net income per share	$.70	$1.08	$1.65	$.95	$4.42
Earnings per common share—diluted(3)(4)
Income from continuing operations	$.65	$1.00	$1.53	$.89	$4.10
Net income per share	$.65	$1.00	$1.53	$.89	$4.10

Weighted average number of shares outstanding—basic	100,016,833	103,434,409	110,080,027	110,438,941	106,015,869
Weighted average number of shares outstanding—diluted	109,565,699	112,891,787	119,624,913	120,279,197	115,674,056
Market price:
High	$40.22	$41.27	$40.98	$57.08
Low	$32.99	$34.07	$36.96	$38.80

(1)             In the fourth quarter of 2005, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax long-lived asset impairment charge of $35 million in its agribusiness segment related to two oilseed processing plants in Brazil and an oilseed processing plant in India. In the fourth quarter of 2005, Bunge also recorded restructuring charges in Brazil and Europe of $10 million in its agribusiness segment, $2 million in is edible oil products segment and $2 million in its fertilizer segment (see Note 9 of the notes to the consolidated financial statements).

(2)             In the first quarter of 2004, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax long-lived asset impairment charge of $3 million in its edible oil products segment in North America related to its refining and packaging operations. In the fourth quarter of 2004, Bunge recorded long-lived asset impairment charges of $10 million in its agribusiness

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

segment related to the oilseed operations in Western Europe and $4 million in its edible oil products segment related to the refining and packaging operations in South America. In addition, Bunge recorded a restructuring charge of $7 million in its agribusiness segment related to the oilseed operations in Western Europe (see Note 9 of the notes to the consolidated financial statements).

(3)             Diluted earnings per share include common shares that would have been issuable upon the conversion of convertible notes and related interest expense in the calculation of diluted earnings per share for the period presented (see Note 22 of the notes to the consolidated financial statements).

(4)             Earnings per share for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2005 and 2004 does not equal the total computed for the year.

28.   Subsequent Events

On February 24, 2006, Bunge announced that it will pay a regular quarterly cash dividend of $.15 per share on May 31, 2006 to shareholders of record on May 17, 2006. In addition, on February 28, 2006, Bunge paid a regular quarterly cash dividend of $.15 per share to shareholders of record on February 14, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited

We have audited the consolidated financial statements of Bunge Limited and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 3, 2006. Our audits also included the consolidated financial statement schedule of the Company listed in Item 8 of the Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 3, 2006

E-1

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$80	6	15	(a)	(1)	(b)	$100
Allowance for secured advances to suppliers	$30	(3)	4	(a)	—		$31
Income tax valuation allowance	$91	(16)	32	(a)	—		$107
FOR THE YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$100	49	8	(a)	(24	)(b)	$133
Allowance for secured advances to suppliers	$31	9	3	(a)	—		$43
Income tax valuation allowance	$107	60	10	(a)	—		$177
FOR THE YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$133	55	8	(a)	(16)	(b)	$180
Allowance for secured advances to suppliers	$43	(15)	4	(a)	—		$32
Income tax valuation allowance	$177	(79)	—		(2)	(c)	$96

(a)           Foreign exchange translation adjustments and effects of acquisitions of subsidiaries for all periods presented.

(b)          Write-off of uncollectible accounts.

(c)           Write-off of net operating loss carry-forwards.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 15, 2006	By	/s/ WILLIAM M. WELLS
		Name:	William M. Wells
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALBERTO WEISSER	Chief Executive Officer and Chairman of the	March 15, 2006
Alberto Weisser	Board of Directors
/s/ WILLIAM M. WELLS	Chief Financial Officer	March 15, 2006
William M. Wells
/s/ T.K. CHOPRA	Controller and Principal Accounting Officer	March 15, 2006
T.K. Chopra
/s/ JORGE BORN, JR.	Deputy Chairman and Director	March 15, 2006
Jorge Born, Jr.
/s/ ERNEST G. BACHRACH	Director	March 15, 2006
Ernest G. Bachrach
/s/ ENRIQUE H. BOILINI	Director	March 15, 2006
Enrique H. Boilini
/s/ MICHAEL H. BULKIN	Director	March 15, 2006
Michael H. Bulkin
/s/ OCTAVIO CARABALLO	Director	March 15, 2006
Octavio Caraballo
/s/ FRANCIS COPPINGER	Director	March 15, 2006
Francis Coppinger

S-1

Signature	Title	Date
/s/ BERNARD DE LA TOUR D’AUVERGNE LAURAGUAIS	Director	March 15, 2006
Bernard de La Tour d’Auvergne Lauraguais
/s/ WILLIAM ENGELS	Director	March 15, 2006
William Engels
/s/ PAUL H. HATFIELD	Director	March 15, 2006
Paul H. Hatfield
/s/ CARLOS BRAUN SAINT	Director	March 15, 2006
Carlos Braun Saint

S-2