Form 10-Q
period 2006-03-31
Bunge LTD
filed 2006-05-10
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of May 2, 2006, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 119,434,555

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$5,601	$5,451
Cost of goods sold	(5,317)	(5,066)

Gross profit	284	385
Selling, general and administrative expenses	(227)	(196)
Interest income	28	23
Interest expense	(61)	(57)
Foreign exchange gains (losses)	43	(16)
Other income (expense)—net	1	8

Income from operations before income tax	68	147
Income tax expense	(11)	(44)

Income from operations after tax	57	103
Minority interest	(11)	(15)
Equity in earnings of affiliates	12	10

Net income	$58	$98

Earnings per common share—basic (Note 15):
Net income per share	$0.49	$0.88

Earnings per common share—diluted (Note 15):
Net income per share	$0.48	$0.82

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$280	$354
Trade accounts receivable (less allowance of $201 and $180)	1,611	1,702
Inventories (Note 3)	2,698	2,769
Deferred income taxes	110	102
Other current assets (Note 5)	1,672	1,637

Total current assets	6,371	6,564
Property, plant and equipment, net	3,024	2,900
Goodwill (Note 6)	185	176
Other intangible assets	132	132
Investments in affiliates	613	585
Deferred income taxes	550	462
Other non-current assets	704	627

Total assets	$11,579	$11,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$555	$411
Current portion of long-term debt	175	178
Trade accounts payable	1,666	1,803
Deferred income taxes	34	38
Other current liabilities (Note 7)	1,053	1,187

Total current liabilities	3,483	3,617
Long-term debt	2,485	2,557
Deferred income taxes	151	145
Other non-current liabilities	607	576
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	351	325
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2006—119,376,760 shares, 2005—119,184,696 shares	1	1
Additional paid-in capital	2,652	2,630
Retained earnings	1,947	1,907
Accumulated other comprehensive loss	(98)	(312)

Total shareholders' equity	4,502	4,226

Total liabilities and shareholders' equity	$11,579	$11,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$58	$98
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange (gain) loss on debt	(42)	13
Impairment of assets	20	—
Bad debt expense	14	5
Depreciation, depletion and amortization	78	63
Decrease in allowance for recoverable taxes	(6)	(27)
Deferred income taxes	(32)	9
Minority interest	11	15
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	144	92
Inventories	135	(267)
Prepaid commodity purchase contracts	(22)	(42)
Advances to suppliers	50	40
Trade accounts payable	(213)	(40)
Advances on sales	(49)	(57)
Unrealized (gain) loss on derivative contracts	(85)	76
Accrued liabilities	(36)	(71)
Other—net	(79)	(133)

Net cash used for operating activities	(54)	(226)

INVESTING ACTIVITIES
Payments made for capital expenditures	(70)	(94)
Investments in affiliates	(33)	—
Business acquisitions (net of cash acquired) and intangible assets	—	(24)
Return of capital from affiliate	6	8
Related party repayments (loans)	1	(6)

Net cash used for investing activities	(96)	(116)

FINANCING ACTIVITIES
Net change in short-term debt	145	120
Proceeds from long-term debt	16	241
Repayment of long-term debt	(66)	(86)
Proceeds from sale of common shares	2	3
Dividends paid to shareholders	(18)	(14)
Dividends paid to minority interest	(17)	(8)

Net cash provided by financing activities	62	256
Effect of exchange rate changes on cash and cash equivalents	14	(7)

Net decrease in cash and cash equivalents	(74)	(93)
Cash and cash equivalents, beginning of period	354	432

Cash and cash equivalents, end of period	$280	$339

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with United States of America generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from Bunge's audited financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Bunge's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R). See Note 14 of the notes to the condensed consolidated financial statements.

          Reclassifications—Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

          In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Bunge is currently evaluating the new statement to determine the potential impact, if any, this would have on its financial results.

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Bunge is currently evaluating the new statement to determine the potential impact, if any, this would have on its financial results.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    INVENTORIES

          Inventories consist of the following:

(US$ in millions)	March 31, 2006	December 31, 2005
Agribusiness-Readily marketable inventories at market value(1)	$1,513	$1,534
Fertilizer	445	421
Edible oils	250	233
Milling	76	73
Other(2)	414	508

Total	$2,698	$2,769

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    INVESTMENT IN AFFILIATES

          In the three months ended March 31, 2006, Bunge made investments in its unconsolidated affiliates which consisted primarily of a $16 million cash acquisition of 25% of the outstanding shares of a company engaged in the production of edible oil products in Russia and a $16 million investment in Bunge's existing Brazilian port terminal joint ventures. Bunge accounts for these investments under the equity method.

5.    OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	March 31, 2006	December 31, 2005
Prepaid commodity purchase contracts	$121	$93
Secured advances to suppliers	632	635
Unrealized gain on derivative contracts	236	196
Recoverable taxes	206	216
Marketable securities	11	9
Other	466	488

Total	$1,672	$1,637

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    GOODWILL

          At March 31, 2006, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2005	$155	$13	$8	$176
Foreign exchange translation	12	1	—	13
Tax benefit on goodwill amortization(1)	(4)	—	—	(4)

Balance, March 31, 2006	$163	$14	$8	$185

  (1)
  Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.    OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	March 31, 2006	December 31, 2005
Accrued liabilities	$615	$669
Unrealized loss on derivative contracts	185	264
Advances on sales	153	202
Other	100	52

Total	$1,053	$1,187

8.    IMPAIRMENT AND RESTRUCTURING CHARGES

          Impairment — In the three months ended March 31, 2006, Bunge recorded a pretax non-cash impairment charge of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three small, older and less efficient oilseed processing, refining and bottling facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land, and equipment of these three facilities were determined with the assistance of a third-party valuation.

          Bunge has recorded these impairment charges in cost of goods sold in the condensed consolidated statements of income for the three months ended March 31, 2006.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    IMPAIRMENT AND RESTRUCTURING CHARGES (continued)

          Restructuring—In the three months ended March 31, 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the three months ended March 31, 2006 related to termination benefit obligations of approximately 400 terminated plant employees and the environmental expense related to the closure of the three oilseed processing, refining and bottling facilities noted above. In the fertilizer segment, termination costs for the three months ended March 31, 2006 related to the termination of approximately 100 administrative employees in connection with Bunge's cost reduction programs. These restructuring costs are associated with Bunge's 2005 corporate restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs is provided by cash flows from operations. All termination benefit obligations were paid prior to March 31, 2006. The environmental costs are accrued in other non-current liabilities in the condensed consolidated balance sheet at March 31, 2006. These restructuring and environmental costs for the agribusiness segment were recorded in costs of good sold and the restructuring charges for the fertilizer segment were recorded in selling, general and administrative expense in the condensed consolidated statement of income for the three months ended March 31, 2006.

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

          The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of March 31, 2006, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2006.

	Maturity
(US$ in millions)					Fair Value Loss March 31, 2006
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(64)
Weighted average variable rate payable(1)	5.894%	5.981%	5.618%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

  (1)
  Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS (continued)

          Bunge recognized approximately $4 million of interest expense in the condensed consolidated statement of income in the three months ended March 31, 2006, relating to its outstanding swap agreements.

          In April 2006, Bunge entered into various interest rate swap agreements with a notional value amount of $100 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the $100 million aggregate principal amount of 5.875% senior notes due 2013. Under the terms of the interest rate swap agreements, Bunge will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. Bunge will account for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

          Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, during the first quarter of 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales.

          As of March 31, 2006, approximately $136 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in April 2006 through December 2006. At March 31, 2006, the fair value of contracts expected to settle within the next nine months, which is recorded in other current assets, approximated $2 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $1 million, net of income taxes, as of March 31, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $1 million expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

10.    RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily The Solae Company and its other North American joint ventures), which totaled $70 million and $79 million for the three months ended March 31, 2006 and 2005, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $32 million and $11 million for the three months ended March 31, 2006 and 2005, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended March 31,
(US$ in millions)
	2006	2005
Service cost	$3	$2
Interest cost	5	4
Expected return on plan assets	(5)	(4)
Recognized net loss	1	1

Net periodic benefit cost	$4	$3

Postretirement Benefits Three Months Ended March 31,
(US$ in millions)
	2006	2005
Service cost	$—	$—
Interest cost	—	—
Expected return on plan assets	—	—
Recognized net loss	—	—

Net periodic benefit cost(1)	$—	$—

  (1)
  The net periodic benefit cost for the postretirement benefit plans was not significant in the three months ended March 31, 2006.

          During the three months ended March 31, 2006, Bunge made contributions to its defined benefit pension plans totaling approximately $1 million. During the three months ended March 31, 2006, Bunge made nominal payments to its postretirement benefit plans.

12.    COMMITMENTS AND CONTINGENCIES

          Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of March 31, 2006 and December 31, 2005 are the following accrued liabilities:

(US$ in millions)	March 31, 2006	December 31, 2005
Tax claims	$181	$173
Labor claims	79	95
Civil and other claims	74	70

Total	$334	$338

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including primarily value added tax claims (ICMS and IPI) and sales tax claims (PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

          Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

          Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$59
Unconsolidated affiliates financing(2)	24
Customer financing(3)	202

Total	$285

  (1)
  Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at March 31, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

  (2)
  Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts it may be required to pay under this guarantee.

  (3)
  Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions Bunge would be required to perform under the guarantees. At March 31, 2006, $99 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at March 31, 2006.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Several of Bunge's Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of its claim against Eletrobrás. The judgment did not specify the amount which Bunge can recover from Eletrobrás. Bunge is currently negotiating the final settlement amount with Eletrobrás and expects to complete the negotiations during 2006. The negotiated settlement requires court approval. As of March 31, 2006, Bunge has not recognized any amounts related to this claim in the condensed consolidated financial statements pending the outcome of the negotiations with Eletrobrás and the court approval. Although Bunge expects to receive up to $45 million upon final settlement based on its subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Bunge's other Brazilian subsidiaries' claims are pending in the Brazilian courts.

          In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,386 million at March 31, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at March 31, 2006. There are no significant restrictions on the ability of any of Bunge's subsidiaries to transfer funds to Bunge.

          Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $62 million as of March 31, 2006, of which there was approximately $4 million outstanding as of such date.

13.    COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,
(US$ in millions)
	2006	2005
Net income	$58	$98
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit of $0 (2005), $0 (2005)	211	(45)
Unrealized gains on commodity futures and foreign currency exchange contracts designated as cash flow hedges, net of tax expense of $2 (2005)	—	4
Unrealized gain on securities, net of tax expense of $1 (2006)	3	—
Reclassification of realized (gains) to net income, net of tax expense of $1 (2005)	—	(2)

Total comprehensive income	$272	$55

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION

          Bunge maintains an Equity Incentive Plan and a Non-Employee Directors' Equity Incentive Plan, which are described more fully below. Prior to January 1, 2006, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, Bunge accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors' Equity Incentive Plan. Accordingly, under APB 25, no compensation cost was recognized for stock options granted under either plan, since the exercise price was equal to the fair market value of the underlying common shares on the date of grant. Bunge accrued compensation cost for granted restricted stock unit awards over the vesting or performance period and adjusted costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards as well as the number of shares issued upon settlement of the awards. These compensation costs are recognized in the consolidated statements of income.

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the quarter ended March 31, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No.123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

          As a result of adopting SFAS No. 123R on January 1, 2006, total compensation cost recognized during the quarter ended March 31, 2006 was $8 million before income taxes and consisted of stock option and restricted stock unit expense of $3 million and $5 million, respectively. The related aggregate tax benefit was $2 million for the three months ended March 31, 2006.

          Prior to the adoption of SFAS No. 123R, Bunge presented tax benefits relating to the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows rather than operating cash flows, on a prospective basis.

          Prior to the adoption of SFAS No. 123R, Bunge amortized the expense of share-based compensation awarded to employees eligible for retirement over the related vesting period with acceleration of expense upon retirement. Upon adoption of SFAS No. 123R, awards made to eligible retirees are still amortized over the vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made subsequent to the adoption of SFAS No. 123R, the related expense is recognized either from grant date through the date the employee reaches the years of service and age requirements, or from the grant date through the stated vesting period, whichever is shorter.

          The following table sets forth the effect on net income and earnings per share had Bunge recognized compensation cost upon the fair value on the date of grant of stock options and restricted stock units, in accordance with SFAS No. 123, as amended by SFAS No. 148, for the three months ended March 31, 2005.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

(US$ in millions, except per share data)	Three Months Ended March 31, 2005
Net income, as reported	$98
Deduct: stock-based compensation expense, net of related tax effects	(2)

Pro forma net income	$96

Earnings per common share:
Basic—as reported	$0.88

Basic—pro forma	$0.87

Diluted—as reported(1)	$0.82

Diluted—pro forma(1)	$0.80

    (1)
    The numerator for the calculation of diluted pro forma earnings per share in the three months ended March 31, 2005 was adjusted by $1 million for interest expense related to the convertible notes, which were redeemed in November 2005.

          Equity Incentive Plan—Bunge has an Equity Incentive Plan, which is a shareholder approved plan. Under the plan, the compensation committee of the board of directors may award equity based compensation to officers, employees, consultants and independent contractors. Awards under the plan may be in the form of stock options, restricted stock units (performance-based or time-vested) or other awards.

              (i)    Stock Option Awards—Generally, stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge's common shares on the date of grant, as determined under the Equity Incentive Plan. Options expire ten years after the date of grant and generally vest on a pro-rata basis over a three-year period on the anniversary date of the grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge as defined in the Equity Incentive Plan. Compensation expense for options granted under the Equity Incentive Plan is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

              (ii)   Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. The performance-based restricted stock units have a cliff vesting of three-years and are dependent on Bunge obtaining certain targeted cumulative earnings per share (EPS) or segment operating profit (for awards granted to employees of operating companies) during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of Bunge's compensation committee. Vesting may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS or the segment operating profit is less than the minimum target. The award is capped at 150% of the grant for performance in excess of the maximum target for the award grants prior to 2004 and at 200% of the grant for performance in excess of the maximum target beginning with the 2004 award grants. For awards granted in or prior to 2004, performance-based restricted stock unit awards may be paid out, at the participant's election, subject to the discretion of Bunge's compensation committee, in cash, in Bunge Limited common shares or a combination thereof, once the specified terms and conditions of the award are satisfied. Beginning with awards granted in 2005,

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

  performance-based restricted stock unit awards will be settled solely in common shares. At the time of settlement, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

          The time-vested restricted stock unit awards are subject to vesting periods varying from three to five years and vest on a pro-rata or cliff basis over the applicable vesting period or at the end of the applicable vesting period. Vesting may be accelerated in certain circumstances such as a change in control of Bunge. The time-vested restricted stock units are paid out in Bunge Limited common shares once the applicable vesting terms are satisfied. At the time of pay out, a participant holding a time-vested restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

          Compensation expense for the restricted stock units is equivalent to the market value of Bunge's common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

          Non-Employee Directors' Equity Incentive Plan—Bunge has a Non-Employee Directors' Equity Incentive Plan (Directors' Plan). The Directors' Plan is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on January 1st following the date of grant, assuming the director continues service as a member of the board of directors of Bunge until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge. Compensation expense for options granted under the Non-Employee Directors' Equity Incentive Plan is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

          The fair value of each option granted under both of Bunge's equity incentive plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily close price of Bunge's shares up to the date of grant. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon bond with a term equal to the expected term of the option grants on the date of grant.

	March 31,
Assumptions:
	2006	2005
Expected option term (in years)	5.25	6.00
Expected dividend yield	1.05%	1.15%
Expected volatility	27%	32%
Risk-free interest rate	4.61%	4.04%

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          A summary of option activity under the plans as of March 31, 2006 and changes during the quarter then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(US$ in millions)
Outstanding at January 1, 2006	3,651,490	$29.72
Granted	803,000	$57.01
Exercised	(109,049)	$23.40
Forfeited or expired	(6,151)	$45.06

Outstanding at March 31, 2006	4,339,290	$34.90	7.37	$90

Exercisable at March 31, 2006	2,945,736	$26.53	6.45	$86

          The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005, was $17.28 and $18.51, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was approximately $4 million and $5 million, respectively. The excess tax benefit classified as a financing cash flow for the three months ended March 31, 2006 was not significant.

          As of March 31, 2006, there was $17 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors' Plan which will be recognized over the next 3 years.

          A summary of Bunge's restricted stock units as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2006(1)	1,097,944	$41.84
Granted	432,459	$56.20
Vested/issued(2)	(83,015)	$51.00
Forfeited/expired(2)	(114,649)	$51.35

Restricted stock units at March 31, 2006(1)	1,332,739	$49.75

  (1)
  Excludes accrued unvested corresponding dividends, which are payable upon vesting in Bunge's common shares. As of March 31, 2006, there were 16,900 unvested corresponding dividends accrued.

  (2)
  During the quarter ended March 31, 2006, Bunge issued 83,015 shares, including related accrued dividends, with a weighted average fair value of $51.00 per share and canceled 103,350 shares in lieu of cash settlement at $51.00 per share, related to performance-based restricted stock unit awards that had become vested.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          At March 31, 2006, there was approximately $46 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan which will be recognized over the next 3 to 4 years. The total fair value of restricted stock units vested and issued during the three months ended March 31, 2006 and 2005 was approximately $4 million for each of the three-month period.

          Common Shares Reserved for Share-Based Awards—At March 31, 2006, Bunge has reserved 11,937,676 and 596,884 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors' Plan, respectively. At March 31, 2006, 4,028,531 and 154,884 common shares were available for grant under the Equity Incentive Plan and Directors' Plan, respectively. The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance pursuant to awards under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued common shares outstanding increases.

15.    EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, prior to the redemption of these notes in November 2005, Bunge accounted for the effects of its 3.75% convertible notes due 2022 (convertible notes) issued by its wholly owned subsidiary, Bunge Limited Finance Corp., on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes were assumed to be converted and the interest expense, net of tax related to the convertible notes was added back to earnings.

          The computation of diluted earnings per common share for the three months ended March 31, 2005, includes the weighted average common shares that would have been issuable upon conversion of Bunge's convertible notes during the period. In November 2005, substantially all holders of the remaining $242 million principal amount of the convertible notes then outstanding converted their notes into an aggregate of 7,532,542 shares prior to the redemption date of the notes. In total 7,777,927 shares were issued by Bunge upon conversion of the $250 million total aggregate principal amount of the convertible notes. The conversion rate for these notes was 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represented a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following the conversion.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    EARNINGS PER SHARE (continued)

          The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(US$ in millions, except for share data)
	2006	2005
Net income—basic	$58	$98
Interest on convertible notes, net of tax	—	1

Net income—diluted	$58	$99

Weighted average number of common shares outstanding:
Basic	119,231,404	110,752,441
Effect of dilutive shares:
—Stock options and awards	1,365,420	2,108,243
—Convertible notes	—	7,777,462

Diluted	120,596,824	120,638,146

Net income per share:
Basic	$0.49	$0.88

Diluted	$0.48	$0.82

16.    SEGMENT INFORMATION

          During the three months ended March 31, 2006, Bunge reclassified certain product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three months ended March 31, 2005 have been reclassified to conform to the current period presentation.

          Bunge has four reporting segments—agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Bunge evaluates segment performance based on segment operating profit.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
Three months ended March 31, 2006
Net sales to external customers	$4,162	$420	$786	$233	$—	$5,601
Intersegment revenues	476	—	18	5	(499)	—
Gross profit	126	50	76	32	—	284
Foreign exchange gains	1	33	1	—	8	43
Interest income	7	16	—	—	5	28
Interest expense	(38)	(14)	(7)	(2)	—	(61)
Segment operating profit (loss)	(8)	31	16	15	—	54
Depreciation, depletion and amortization	$(30)	$(31)	$(13)	$(4)	$—	$(78)
Three months ended March 31, 2005
Net sales to external customers	$4,056	$403	$798	$194	$—	$5,451
Intersegment revenues	525	—	6	6	(537)	—
Gross profit	219	70	71	25	—	385
Foreign exchange gains (losses)	4	(17)	(1)	—	(2)	(16)
Interest income	4	13	1	—	5	23
Interest expense	(29)	(14)	(9)	(2)	(3)	(57)
Segment operating profit	103	9	15	12	—	139
Depreciation, depletion and amortization	$(25)	$(23)	$(12)	$(3)	$—	$(63)

          A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended March 31,
(US$ in millions)
	2006	2005
Income from operations before income tax	$68	$147
Unallocated expenses—net(1)	(14)	(8)

Total segment operating profit	$54	$139

  (1)
  Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

Cautionary Statement Regarding Forward-Looking Statements

        This report contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. The following important factors, among others, could affect our business and financial performance: governmental policies and laws affecting our business, including agricultural and trade policies, as well as biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; availability and demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the oilseed processing industry, unpredictability of the weather and the impact of crop and animal disease on our business; agricultural, economic, political, social, and health conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

        The forward-looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

        You should refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 15, 2006, for a more detailed discussion of these factors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2006 Overview

        Typically, the first quarter of the year is the weakest quarter for our agribusiness operations as the North American harvest is completed and the South American harvest is beginning, which results in oilseed processing activity being at its lowest levels of the year. Our agribusiness results for the first quarter of 2006 were lower than 2005 primarily as a result of lower ocean freight prices compared to 2005 and reduced volumes in South America and southern Europe. Spot market prices for ocean freight have declined principally due to increases in vessel availability caused by new capacity. As a result, our agribusiness margins have suffered, as it is more difficult to fully recover our freight costs for shipments to customers. We continue to expect our 2006 results to be pressured by freight costs, particularly in the first half of the year.

        Volumes in South America declined due to slower farmer selling and a reduced Argentine grain harvest. In Brazil, farm economics have been adversely affected by lower soybean prices caused by large global soybean stocks and a steadily appreciating Brazilian real. The average Brazilian real–U.S. dollar exchange rate was 18% higher in the first quarter of 2006 compared to the first quarter of 2005. Brazilian farmers have responded to these conditions by continuing to withhold sales of their crops, which negatively affected our volumes and results in this region. As a result of these industry conditions and our continuing efforts to reduce costs and improve capacity utilization, in the first quarter of 2006, we closed three small, older and less efficient, oilseed processing facilities in Brazil and made further reductions in our Brazilian workforce. Over the last two quarters, we have reduced our workforce in Brazil by over 1,400 employees, or over 10%, closed five oilseed processing facilities and idled seven fertilizer plants. We expect that a strong Brazilian real, higher local transport costs and large global stocks of soybeans will continue to pressure the Brazilian agricultural sector in 2006. We also expect a more difficult agribusiness market in Argentina. We will continue to monitor market conditions in South America, and additional asset impairment and restructuring charges may result if conditions improve slower or not to the extent expected.

        Volumes and margins in southern Europe were affected by local outbreaks of avian influenza which adversely affected demand for soybean meal. North America experienced good margins and produced stronger results compared to last year, despite higher energy costs.

        Our fertilizer results for the first quarter of 2006 were higher than last year despite flat sales volumes. Improved foreign exchange results due to our hedging of the effects of a stronger Brazilian real on margins and expenses benefited results. Typically, the first half of the year is the weakest period for our fertilizer business as a result of the South American agricultural growing cycle.

        In our edible oil products segment, stronger results in Europe due to higher volumes, improved margins in some Eastern European regions and lower financial costs more than offset weaker results in North and South America. Results were negatively affected by lower volumes and higher energy costs in North America and in South America, lower volumes in packaged oils due to competitive pressures, higher costs associated with the appreciation of the Brazilian real on local currency costs when translated into U.S. dollars and a $2 million write-down of certain Brazilian refining and packaging facilities.

        Milling products segment operating profit improved primarily due to a shift in the mix of products sold towards higher margin products compared to the first quarter of 2005.

Segment Results

        In the first quarter of 2006, we reclassified certain edible oil product lines from the agribusiness segment to the edible oil products segment. Also, in our consolidated statements of income, we reclassified certain earnings on investments in affiliates from other income (expense)—net to equity earnings in affiliates. As a result, amounts in our segment results and consolidated statements of income for the three months ended March 31, 2005 have been reclassified to conform to the current period presentation.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)
	2006	2005	Change
Volumes (in thousands of metric tons):
Agribusiness	21,252	22,791	(7)%
Fertilizer	1,718	1,729	(1)%
Edible oil products	1,005	998	1%
Milling products	950	985	(4)%

Total	24,925	26,503	(6)%

Net sales:
Agribusiness	$4,162	$4,056	3%
Fertilizer	420	403	4%
Edible oil products	786	798	(2)%
Milling products	233	194	20%

Total	$5,601	$5,451	3%

Cost of goods sold:
Agribusiness	$(4,036)	$(3,837)	5%
Fertilizer	(370)	(333)	11%
Edible oil products	(710)	(727)	(2)%
Milling products	(201)	(169)	19%

Total	$(5,317)	$(5,066)	5%

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)
	2006	2005	Change
Gross profit:
Agribusiness	$126	$219	(42)%
Fertilizer	50	70	(29)%
Edible oil products	76	71	7%
Milling products	32	25	28%

Total	$284	$385	(26)%

Selling, general and administrative expenses:
Agribusiness	$(104)	$(95)	9%
Fertilizer	(54)	(43)	26%
Edible oil products	(54)	(47)	15%
Milling products	(15)	(11)	36%

Total	$(227)	$(196)	16%

Foreign exchange gains (losses):
Agribusiness	$1	$4
Fertilizer	33	(17)
Edible oil products	1	(1)
Milling products	—	—

Total	$35	$(14)

Interest income:
Agribusiness	$7	$4	75%
Fertilizer	16	13	23%
Edible oil products	—	1	(100)%
Milling products	—	—	—%

Total	$23	$18	28%

Interest expense:
Agribusiness	$(38)	$(29)	31%
Fertilizer	(14)	(14)	—%
Edible oil products	(7)	(9)	(22)%
Milling products	(2)	(2)	—%

Total	$(61)	$(54)	13%

Segment operating profit:
Agribusiness	$(8)	$103	(108)%
Fertilizer	31	9	244%
Edible oil products	16	15	7%
Milling products	15	12	25%

Total(1)	$54	$139	(61)%

Depreciation, depletion and amortization:
Agribusiness	$30	$25	20%
Fertilizer	31	23	35%
Edible oil products	13	12	8%
Milling products	4	3	33%

Total	$78	$63	24%

Net income	$58	$98	(41)%

(1)
Total segment operating profit is our consolidated income from operations before income tax that includes an allocated portion of the foreign exchange gains and losses relating to debt financing operating working capital, including readily marketable inventories. Also included in total segment operating profit is an allocation of interest income and interest expense attributable to the financing of operating working capital.

Total segment operating profit is a non-GAAP measure and is not intended to replace income from operations before income tax, the most directly comparable GAAP measure. Total segment operating profit is a key performance measurement used by our management to evaluate whether our operating activities cover the financing costs of our business. We believe total segment operating profit is a more complete measure of our operating profitability, since it allocates foreign exchange gains and losses relating to our cost of debt financing working capital and our hedging of operating expenses to the appropriate operating segments. Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under GAAP and should not be considered as an alternative to income from operations before income tax or any other measure of consolidated operating results under GAAP.

        Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended March 31,
(US$ in millions)
	2006	2005
Income from operations before income tax	$68	$147
Unallocated (income) expenses—net(1)	(14)	(8)

Total segment operating profit	$54	$139

  (1)
  Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 3% due to higher average selling prices for agricultural commodity products. The increase in average selling prices was partially offset by a 7% decrease in volumes. As described above, volumes decreased primarily in Brazil, as a result of a slower pace of farmer selling due to low soybean product prices and the effects of an appreciating Brazilian real, and in Southern Europe, due to local outbreaks of avian influenza. Also, reduced wheat and corn crops in Argentina contributed to the lower volumes.

        Cost of goods sold increased 5% primarily due to increases in raw material, freight costs, higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars and impairment and restructuring charges of $20 million relating to the closing of three oilseed processing plants in Brazil in the first quarter of 2006. Included in cost of goods sold in the first quarter of 2005 was a $27 million decrease in the remaining balance of our allowance for recoverable taxes in Argentina.

        Gross profit decreased 42% primarily due to lower volumes in Brazil, freight management losses of approximately $20 million and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. In addition, the first quarter of 2006 included impairment and restructuring charges of $20 million and the first quarter of 2005 included a $27 million decrease in allowances for recoverable taxes.

        Selling, general and administrative expenses (SG&A) increased 9% primarily due to increases in bad debt expense and from the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Interest expense increased 31% primarily due to increases in short-term interest rates.

        Segment operating profit decreased 108% primarily due to lower gross profit and higher SG&A and interest expense.

        Fertilizer Segment.    Fertilizer segment net sales increased 4% primarily due to increases in average selling prices partially offset by a 1% decrease in sales volumes. Selling prices benefited from higher international prices primarily for nitrogen-based fertilizer raw materials.

        Cost of goods sold increased 11% primarily due to increases in imported raw material costs, higher operating and depreciation expenses attributable to the expansion of our phosphate mining capacity that began production in the first quarter of 2006 and higher costs primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the first quarter of 2005. Partially offsetting the increase in expenses were decreases resulting from our cost reduction programs.

        Gross profit decreased by 29% primarily due to increases in imported raw material costs, higher operating and depreciation expenses and higher costs due to the impact of a stronger Brazilian real.

        SG&A increased 26% primarily due to higher bad debt expense and higher costs due to the impact of the stronger Brazilian real. Bad debt expense increased primarily due to an increase in delinquent accounts receivable as a result of weakened farm economics in Brazil due to the factors described under "—2006 First Quarter Overview" above. Included in SG&A in the first quarter of 2006 were $2 million of cash restructuring charges relating to a workforce reduction.

        Foreign exchange results in the first quarter of 2006 included exchange gains resulting from the 8% appreciation of the Brazilian real at March 31, 2006 compared to December 31, 2005 versus the U.S. dollar on our U.S. dollar net monetary liability position and from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A.

        Segment operating profit increased 244% primarily due to increases in foreign exchange results partially offset by a decrease in gross profit and higher SG&A due to the effects of the appreciation of the real.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 2% primarily due to lower average selling prices caused by a decrease in softseed raw material costs, partially offset by a 1% increase in volumes. Higher volumes in Europe were partially offset by lower volumes in Canada. European volumes were higher due to increased sales to the bio-diesel industry as well as gains in market share, while competitive pricing negatively affected volumes in Canada. Volumes in Brazil and the United States were nearly flat.

        Cost of goods sold decreased 2% due to reduced costs of raw materials in Europe and lower sales volumes in Canada, partially offset by increases in energy costs in North America and higher costs due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Included in cost of goods sold for the first quarter of 2006 were $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations. Gross profit increased 7% primarily due to improved profitability in Europe.

        SG&A increased 15% primarily due to the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars and higher advertising expenses in Russia and Poland, relating to the launch of our margarine brand in Poland and promotion of edible oil product brands in Russia.

        Segment operating profit increased 7% primarily due to improved profitability in Europe.

        Milling Products Segment.    Milling products segment net sales increased 20% despite a 4% decrease in volumes primarily due to higher average selling prices for wheat and corn milling products resulting from a shift in the mix of products sold towards higher margin products.

        Cost of goods sold increased 19% primarily due to higher raw material costs, increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S dollars and higher energy costs in North America. Gross profit increased 28% primarily due to higher milling product margins resulting from a shift to higher margin wheat and corn milling products. SG&A increased 36% primarily due to the effects of stronger Brazilian real and higher advertising expenses.

        Segment operating profit increased 25% as a result of the improvement in gross profit.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$28	$23	22%
Interest expense	(61)	(57)	7%
Foreign exchange gains (losses)	43	(16)

        Interest income increased 22% primarily due to higher levels of interest-bearing accounts. Interest expense increased 7% primarily due to higher short-term interest rates, partially offset by lower average borrowings. Bunge's outstanding debt declined primarily as a result of the conversion of the $250 million principal amount of convertible notes into Bunge Limited common shares during 2005.

        Foreign exchange gains of $43 million in the first quarter of 2006 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 8% appreciation in the value of the Brazilian real versus the U.S. dollar at March 31, 2006 compared to December 31, 2005. Foreign exchange losses of $16 million in the first quarter of 2005 included hedging costs related to our monetary exposure in Brazil and exchange losses on our Brazilian U.S. dollar net monetary liability position primarily due to the 1% devaluation in the value of the Brazilian real versus the U.S. dollar at March 31, 2005 compared to December 31, 2004.

        Other Income (Expense)—net.    Other income (expense)—net decreased $7 million to $1 million in the first quarter of 2006 from $8 million in the first quarter of 2005. The first quarter of 2005 included a $6 million gain on an interest rate derivative contract.

        Income Tax Expense.    Income tax expense decreased $33 million to $11 million in the first quarter of 2006 from $44 million in the first quarter of 2005. Our effective tax rate for the first quarter of 2006 decreased to 16%, compared to 30% in the first quarter of 2005. The decrease in our effective tax rate was primarily due to higher projected earnings in lower tax jurisdictions and the effects of a legal restructuring in Brazil in 2005.

        Minority Interest.    Minority interest expense decreased $4 million to $11 million in the first quarter of 2006 from $15 million in the first quarter of 2005 primarily due to lower earnings from our non-wholly owned subsidiaries.

        Equity Earnings in Affiliates.    Equity earnings of affiliates increased $2 million to $12 million in the first quarter of 2006 from $10 million in the first quarter of 2005 primarily due to earnings from our European bio-diesel joint venture. During the fourth quarter of 2005, we contributed our European bio-diesel operations to a joint venture.

        Net Income.    Net income decreased $40 million to $58 million in the first quarter of 2006 from $98 million in the first quarter of 2005. Net income for the first quarter of 2006 includes impairment and restructuring charges of $16 million, net of tax, and incremental charges of $2 million, net of tax, relating to the adoption of SFAS No. 123R, Shared-Based Payment. Net income for the first quarter of 2005 included the reversal of valuation allowances on recoverable taxes of $19 million, net of tax.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.83 and 1.81 at March 31, 2006 and December 31, 2005, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $280 million at March 31, 2006 and $354 million at December 31, 2005.

        Included in our inventories were readily marketable inventories of $1,513 million at March 31, 2006 and $1,534 million at December 31, 2005. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms of up to 180 days. The actual due dates are individually determined based upon when a farmer purchases our fertilizers and the anticipated harvest and sale of the farmer's crop, as the farmer's cash flow is seasonal and is typically generated after the crop is harvested. The payment terms for these accounts receivable are typically renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us. In certain regions in Brazil, the 2005 crop was poor in quantity and yield, primarily due to a drought. The reserve for doubtful accounts in the fertilizer segment was $134 million at March 31, 2006 and $115 million at December 31, 2005. At March 31, 2006, our total fertilizer segment accounts receivable was $680 million compared to $663 million at December 31, 2005. We closely monitor the recoverability of these accounts receivable.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At March 31, 2006, we had $959 million in prepaid commodity purchase contracts and advances to farmers compared to $924 million at December 31, 2005. Against these outstanding balances owed to us, we also had $243 million and $39 million, respectively, recorded as accounts payable to these farmers, reflecting soybeans which had been delivered by the farmers to our facilities as of March 31, 2006 and December 31, 2005. The allowance for uncollectible advances totaled $37 million at March 31, 2006 and $32 million at December 31, 2005. We closely monitor the collectibility of these advances.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At March 31, 2006, we had approximately $1,450 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $1,050 million was unused and available at March 31, 2006.

        At March 31, 2006, we had $400 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. These credit lines expire in June 2007. If we were unable to access the commercial paper market, we would use these bank credit lines, which are likely to be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its wholly owned subsidiary. At March 31, 2006, no amounts were outstanding under these back-up bank credit lines.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2006 and 2008. At March 31, 2006, we had $286 million outstanding under these long-term debt facilities. At March 31, 2006, $142 million of this amount was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $760 million.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of March 31, 2006.

        In April 2006, we entered into various interest rate swap agreements with a notional value amount of $100 million maturing in 2013 for the purpose of managing our interest rate exposure associated with a $100 million principal amount of 5.875% senior notes due 2013. Under the terms of these interest rate swap agreements, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We will account for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        Shareholders' Equity.    Shareholders' equity increased to $4,502 million at March 31, 2006 from $4,226 million at December 31, 2005, as a result of the net income of $58 million, $22 million from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested and other comprehensive income of $214 million, which includes foreign exchange gains of $211 million. This increase was partially offset by dividends paid to shareholders of $18 million during the first quarter of 2006.

  Cash Flows

        In the three months ended March 31, 2006, our cash and cash equivalents balance decreased $74 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $93 million decrease in our cash and cash equivalents balance in the three months ended March 31, 2005.

        Our operating activities used cash of $54 million in the three months ended March 31, 2006, compared to cash used of $226 million in the three months ended March 31, 2005. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Historically, our operating activities use cash in the first quarter of the year as we are beginning our purchase of the South American harvest, which typically begins in March of each year. Our cash flow used by operating activities declined in the first quarter of 2006 compared to the same period in 2005 primarily due to a reduction in inventory levels.

        Cash used by investing activities was $96 million in the three months ended March 31, 2006, compared to cash used of $116 million in the three months ended March 31, 2005. Payments made for capital expenditures included investments in property, plant and equipment that totaled $70 million and consisted primarily of additions under our normal capital expenditure plan. The majority of capital expenditures in the three months ended March 31, 2006 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion. In addition, in the three months ended March 31, 2006 investments in affiliates primarily included an investment of $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $16 million in our existing Brazilian port terminal joint ventures. In the three months ended March 31, 2005, acquisitions of businesses and other intangible assets were $24 million, which included $20 million for the Ideal™ premium bottled oil brand in Russia and the former Soviet Union countries.

        Cash provided by financing activities was $62 million in the three months ended March 31, 2006, compared to cash provided of $256 million in the three months ended March 31, 2005. In the three months ended March 31, 2006 and 2005, we increased our borrowings of debt by $95 million and $275 million, respectively, primarily to finance our working capital requirements. Our increase in borrowings in the first quarter of 2005 was larger than in the first quarter of 2006 primarily due to higher purchases of fertilizer raw materials. Dividends paid to our shareholders in the three months ended March 31, 2006 were $18 million and were $14 million in the three months ended March 31, 2005.

  Guarantees

        We have issued or were a party to the following guarantees at March 31, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$59
Unconsolidated affiliates financing(2)	24
Customer financing(3)	202

Total	$285

    (1)
    Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at March 31, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (2)
    Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (3)
    We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions we would be required to perform under the guarantees. At March 31, 2006, $99 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at March 31, 2006.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,386 million at March 31, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at March 31, 2006. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $62 million as of March 31, 2006 of which there was approximately $4 million outstanding as of such date.

Dividends

        On February 24, 2006 we announced that our board of directors declared a regular quarterly cash dividend of $0.15 per share, which will be payable on May 31, 2006 to shareholders of record on May 17, 2006. On February 28, 2006, we paid a regular cash dividend of $0.15 per share to shareholders of record on February 14, 2006.

Critical Accounting Policies

        Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies since December 31, 2005.

Recent Accounting Pronouncement Adoption

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which requires compensation cost related to share-based compensation, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and supercedes Accounting Principles Board (APB) Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. We adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the quarter ended March 31, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, we accounted for stock-based compensation using the intrinsic value method under APB 25, and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Due to the adoption of SFAS No. 123R, our results for the three months ended March 31, 2006 included a pretax incremental share-based compensation expense of $3 million. Results of prior periods have not been restated.

Recent Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

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

	Three Months Ended March 31, 2006		Year Ended December 31, 2005
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$163	$16	$344	$34
Highest short position	(322)	(32)	(38)	(4)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,628 million as of March 31, 2006 and $1,788 million as of December 31, 2005. Included in other comprehensive income (loss) are foreign exchange gains of $136 million in the three months ended March 31, 2006 and foreign exchange gains of $95 million in the year ended December 31, 2005, related to permanently invested intercompany loans.

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

(US$ in millions)	March 31, 2006	December 31, 2005
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,577)	$(347)
Market risk	(158)	(35)
Agricultural commodities inventories	1,226	1,010
Net currency (short) long position, less agricultural commodities inventories	(351)	663
Market risk	$(35)	$66
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(75)	$(139)
Market risk	(8)	(14)
Agricultural commodities inventories	98	170
Net currency long position, less agricultural commodities inventories	23	31
Market risk	$2	$3
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(103)	$(277)
Market risk	(10)	(28)
Agricultural commodities inventories	190	342
Net currency long position, less agricultural commodities inventories	87	65
Market risk	$9	$7

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, during the three months ended March 31, 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales.

        As of March 31, 2006, approximately $136 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in April 2006 through

December 2006. At March 31, 2006, the fair value of contracts expected to settle within the next nine months, which is recorded in other current assets, approximated $2 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $1 million, net of income taxes, as of March 31, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $1 million expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the three months ended March 31, 2006.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. We account for the interest rate swap agreements we enter into as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. As of March 31, 2006, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2006.

	Maturity				Fair Value Loss
(US$ in millions)					March 31, 2006
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(64)
Weighted average variable rate payable(1)	5.894%	5.981%	5.618%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)
Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

        We recognized approximately $4 million of interest expense in the three months ended March 31, 2006 in the condensed consolidated statements of income, relating to our outstanding swap agreements.

        In April 2006, we entered into various interest rate swap agreements with a notional value amount of $100 million maturing in 2013 for the purpose of managing our interest rate exposure associated with the $100 million aggregate principal amount of 5.875% senior notes due 2013. Under the terms of the interest rate swap agreements, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We will account for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        Internal Control Over Financial Reporting—During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        As we previously reported in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, several of our Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of ours in respect of our claim against Eletrobrás. The judgment did not specify the amount which we can recover from Eletrobrás. We are currently negotiating the final settlement amount with Eletrobrás and expect to complete the negotiations during 2006. The negotiated settlement requires court approval. As of March 31, 2006, we have not recognized any amounts related to this claim in the condensed consolidated financial statements pending the outcome of the negotiations with Eletrobrás and the court approval. Although we expect to receive up to $45 million upon final settlement based on our subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Our other Brazilian subsidiaries' claims are pending in the Brazilian courts.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our 2005 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

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

BUNGE LIMITED
Date: May 10, 2006	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cautionary Statement Regarding Forward-Looking Statements
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX