Form 10-Q
period 2006-06-30
Bunge LTD
filed 2006-08-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

        As of August 2, 2006, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 119,669,529

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$5,980	$5,872	$11,581	$11,323
Cost of goods sold	(5,692)	(5,445)	(11,009)	(10,511)

Gross profit	288	427	572	812
Selling, general and administrative expenses	(218)	(243)	(445)	(439)
Interest income	30	26	58	49
Interest expense	(67)	(50)	(128)	(107)
Foreign exchange (losses) gains	(15)	23	28	7
Other income (expense)—net	3	(3)	4	5

Income from operations before income tax	21	180	89	327
Income tax benefit (expense)	3	(52)	(8)	(96)

Income from operations after tax	24	128	81	231
Minority interest	(8)	(22)	(19)	(37)
Equity in earnings of affiliates	14	7	26	17

Net income	$30	$113	$88	$211

Earnings per common share—basic (Note 15):
Net income per share	$0.25	$1.02	$0.74	$1.90

Earnings per common share—diluted (Note 15):
Net income per share	$0.25	$0.94	$0.73	$1.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$279	$354
Trade accounts receivable (less allowance of $207 and $180)	1,690	1,702
Inventories (Note 3)	3,300	2,769
Deferred income taxes	108	102
Other current assets (Note 5)	1,790	1,637

Total current assets	7,167	6,564
Property, plant and equipment, net	3,103	2,900
Goodwill (Note 6)	188	176
Other intangible assets	126	132
Investments in affiliates	623	585
Deferred income taxes	564	462
Other non-current assets	653	627

Total assets	$12,424	$11,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$709	$411
Current portion of long-term debt	87	178
Trade accounts payable	1,943	1,803
Deferred income taxes	35	38
Other current liabilities (Note 7)	1,111	1,187

Total current liabilities	3,885	3,617
Long-term debt	2,872	2,557
Deferred income taxes	145	145
Other non-current liabilities	618	576
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	364	325
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2006—119,652,029 shares, 2005—119,184,696 shares	1	1
Additional paid-in capital	2,657	2,630
Retained earnings	1,960	1,907
Accumulated other comprehensive loss	(78)	(312)

Total shareholders' equity	4,540	4,226

Total liabilities and shareholders' equity	$12,424	$11,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$88	$211
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(114)	(100)
Impairment of assets	20	—
Bad debt expense	21	20
Depreciation, depletion and amortization	157	131
Decrease in allowance for recoverable taxes	(6)	(27)
Deferred income taxes	(87)	(35)
Minority interest	19	37
Equity in earnings of affiliates	(26)	(17)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	72	132
Inventories	(412)	(840)
Prepaid commodity purchase contracts	(31)	(89)
Advances to suppliers	101	220
Trade accounts payable	47	18
Advances on sales	(80)	(29)
Accrued liabilities	(36)	(64)
Other—net	(133)	83

Net cash used for operating activities	(400)	(349)

INVESTING ACTIVITIES
Payments made for capital expenditures	(181)	(212)
Investments in affiliates	(52)	(1)
Business acquisitions (net of cash acquired) and payments for intangible assets	(6)	(24)
Return of capital from affiliate	13	8
Related party loan repayments	6	14
Proceeds from sale of investments	11	—
Proceeds from disposal of property, plant and equipment	4	5

Net cash used for investing activities	(205)	(210)

FINANCING ACTIVITIES
Net change in short-term debt	278	15
Proceeds from long-term debt	452	794
Repayment of long-term debt	(172)	(215)
Proceeds from sale of common shares	9	9
Dividends paid to shareholders	(36)	(30)
Dividends paid to minority interest	(16)	(37)

Net cash provided by financing activities	515	536
Effect of exchange rate changes on cash and cash equivalents	15	5

Net decrease in cash and cash equivalents	(75)	(18)
Cash and cash equivalents, beginning of period	354	432

Cash and cash equivalents, end of period	$279	$414

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from Bunge's audited financial statements at that date. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Bunge's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R). See Note 14 of the notes to the condensed consolidated financial statements.

          Reclassifications—Certain earnings on investments in affiliates were reclassified from other income (expense)—net to equity earnings in affiliates in the condensed consolidated statements of income. In addition, certain product lines were reclassified from the agribusiness segment to the edible oil products segment. As a result, amounts in Bunge's condensed consolidated statements of income and segment results the three and six months ended June 30, 2005 have been reclassified to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

          In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for Bunge on January 1, 2007. Bunge is currently evaluating FIN 48 and FSP FAS 13-2 to determine the potential impact, if any, these would have on its consolidated financial statements. Prior periods will not be restated as a result of this required accounting change.

          In April 2006, the FASB issued FSP No. FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), which addresses certain implementation issues related to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FSP FIN No. 46(R)-6 is to be applied prospectively by the company to all entities with which the company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a consideration event has occurred beginning the first day of the first reporting period beginning after June 2006. Retrospective application to the date of the initial application is permitted but not required, however, if elected, it must be completed no later than the end of the first annual reporting period ending after July 15, 2006. Bunge has elected to apply FSP FIN No. 46(R)-6 prospectively and has determined there to be no material impact to Bunge's consolidated financial statements as a result of this application.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    NEW ACCOUNTING STANDARDS (continued)

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Bunge is currently evaluating SFAS No. 156 to determine the potential impact, if any, it would have on its consolidated financial statements.

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Bunge is currently evaluating SFAS No. 155 to determine the potential impact, if any, it would have on its consolidated financial statements.

3.    INVENTORIES

          Inventories consist of the following:

(US$ in millions)	June 30, 2006	December 31, 2005
Agribusiness—Readily marketable inventories at market value(1)	$2,130	$1,534
Fertilizer	579	421
Edible oils	246	233
Milling	68	73
Other(2)	277	508

Total	$3,300	$2,769

  (1)
  Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

  (2)
  Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    INVESTMENTS IN AFFILIATES

          During the six months ended June 30, 2006, Bunge made investments in its unconsolidated affiliates, which consisted primarily of a $16 million cash acquisition of 25% of the outstanding shares of a company engaged in the production of edible oil products in Russia and a $24 million investment in Bunge's existing Brazilian port terminal joint ventures. Bunge accounts for these investments under the equity method.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	June 30, 2006	December 31, 2005
Prepaid commodity purchase contracts	$128	$93
Secured advances to suppliers	586	635
Unrealized gain on derivative contracts	330	196
Recoverable taxes	228	216
Marketable securities	8	9
Other	510	488

Total	$1,790	$1,637

6.    GOODWILL

          At June 30, 2006, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2005	$155	$13	$8	$176
Acquired goodwill(1)	6	—	—	6
Foreign exchange translation	12	1	—	13
Tax benefit on goodwill amortization(2)	(7)	—	—	(7)

Balance, June 30, 2006	$166	$14	$8	$188

  (1)
  In the three months ended June 30, 2006, Bunge completed its purchase price allocation for its 2005 acquisition in Rizhao, China. Bunge paid $15 million in cash for a 61% ownership interest in a company that owns and operates an integrated soybean crushing and refining plant from the Sanwei Group Ltd. Bunge recognized $6 million as the excess of the purchase price over the historical book value, which it allocated to goodwill in its agribusiness segment.

  (2)
  Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.    OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	June 30, 2006	December 31, 2005
Accrued liabilities	$582	$669
Unrealized loss on derivative contracts	287	264
Advances on sales	121	202
Other	121	52

Total	$1,111	$1,187

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    IMPAIRMENT AND RESTRUCTURING CHARGES

          Impairment—In the six months ended June 30, 2006, Bunge recorded a pretax non-cash impairment charge of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three less efficient oilseed processing, refining and bottling facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land and equipment at these three facilities were determined with the assistance of a third-party valuation. Bunge has recorded these impairment charges in cost of goods sold in the condensed consolidated statements of income for the six months ended June 30, 2006.

          Restructuring—In the six months ended June 30, 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the six months ended June 30, 2006 related to termination benefit obligations associated with approximately 400 plant employees and the environmental expense related to the closure of the three oilseed processing, refining and bottling facilities noted above. In the fertilizer segment, termination costs for the six months ended June 30, 2006 related to the termination of approximately 100 administrative employees in connection with Bunge's cost reduction programs. These restructuring costs are associated with Bunge's 2005 corporate restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs is provided by cash flows from operations. All termination benefit obligations were paid as of June 30, 2006. The environmental costs are accrued in other non-current liabilities in the condensed consolidated balance sheet at June 30, 2006. The restructuring and environmental costs for the agribusiness segment were recorded in cost of goods sold and the restructuring costs for the fertilizer segment were recorded in selling, general and administrative expense in the condensed consolidated statement of income for the six months ended June 30, 2006.

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

          The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of June 30, 2006, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable rates to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

          During the three months ended June 30, 2006, Bunge entered into various interest rate swap agreements with a notional value amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the $200 million aggregate principal amount of 5.875% senior notes due 2013. Under the terms of the interest rate swap agreements, Bunge will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. Bunge accounts for interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS (continued)

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2006.

	Maturity
(US$ in millions)						Fair Value Loss June 30, 2006
	2008	2013	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$200	$500	$400	$1,600	$(85)
Weighted average variable rate payable(1)	5.994%	5.538%	6.360%	5.918%
Weighted average fixed rate receivable	4.375%	5.875%	5.35%	5.10%

  (1)
  Interest is payable in arrears based on six-month LIBOR plus a spread.

          Bunge recognized approximately $5 million and $9 million of interest expense in the condensed consolidated statement of income in the three months and six months ended June 30, 2006, respectively, relating to its outstanding swap agreements.

          Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, during the six months ended June 30, 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales in the condensed consolidated statement of income for the three and six months ended June 30, 2006.

          As of June 30, 2006, approximately $300 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in July 2006 through December 2007. At June 30, 2006, the fair value of contracts expected to settle within the next 18 months, which is recorded in other current assets, approximated $7 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $5 million, net of income taxes, as of June 30, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $3 million, net of tax, expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

10.    RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily The Solae Company and its other North American joint ventures), which totaled $76 million and $118 million for the three months ended June 30, 2006 and 2005, respectively, and $146 million and $197 million for the six months ended June 30, 2006 and 2005, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $21 million and $27 million for the three months ended June 30, 2006 and 2005, respectively, and $53 million and $38 million for the six months ended June 30, 2006 and 2005, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
(US$ in millions)
	2006	2005	2006	2005
	(Unaudited)
Service cost	$3	$2	$6	$4
Interest cost	5	4	10	8
Expected return on plan assets	(5)	(4)	(10)	(8)
Recognized prior service cost	1	1	1	1
Recognized net loss	—	—	1	1

Net periodic benefit cost	$4	$3	$8	$6

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
(US$ in millions)
	2006	2005	2006	2005
	(Unaudited)
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Expected return on plan assets	—	—	—	—
Recognized net loss	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$1

          As of June 30, 2006 and 2005, Bunge made contributions to its defined benefit pension plans totaling approximately $3 million and $6 million, respectively. As of June 30, 2006 and 2005, Bunge made contributions payments to its postretirement benefit plans totaling approximately $1 million in each period.

12.    COMMITMENTS AND CONTINGENCIES

          Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of June 30, 2006 and December 31, 2005 are the following accrued liabilities:

(US$ in millions)	June 30, 2006	December 31, 2005
Tax claims	$159	$173
Labor claims	81	95
Civil and other claims	74	70

Total	$314	$338

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including primarily value added tax claims (ICMS, IPI, PIS and COFINS, of which PIS and COFINS are used by the Brazilian government to fund social contribution programs). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

          Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

          Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$59
Unconsolidated affiliates financing(2)	24
Customer financing(3)	191

Total	$274

  (1)
  Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at June 30, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

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

  (3)
  Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions Bunge would be required to perform under the guarantees. At June 30, 2006, $89 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at June 30, 2006.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Several of Bunge's Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of its claim against Eletrobrás. The judgment did not specify the amount which Bunge can recover from Eletrobrás. Bunge is currently negotiating the final settlement amount with Eletrobrás and expects to complete the negotiations during 2006. The negotiated settlement requires court approval. As of June 30, 2006, Bunge has not recognized any amounts related to this claim in the condensed consolidated financial statements pending the outcome of the settlement negotiations with Eletrobrás and the court approval. Although Bunge expects to receive up to $45 million upon final settlement based on its subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims made by Bunge's other Brazilian subsidiaries are pending in the Brazilian courts.

          In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,810 million at June 30, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at June 30, 2006. There are no significant restrictions on the ability of any of Bunge's subsidiaries to transfer funds to Bunge.

          Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $65 million as of June 30, 2006, of which there was approximately $4 million outstanding as of such date.

13.    COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2006	2005	2006	2005
Net income	$30	$113	$88	$211
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 and $0 (2006), $0 and $0 (2005)	21	199	232	154
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax benefit of $5 and $5 (2006), $6 and $4 (2005)	(8)	(10)	(8)	(6)
Unrealized gain (loss) on securities, net of tax expense of $1 (2006)	—	—	3	—
Reclassification of realized losses to net income, net of tax benefit of $5 and $5 (2006), $1and $0 (2005)	8	2	8	—

Total comprehensive income	$51	$304	$323	$359

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION

          Bunge maintains an Equity Incentive Plan and a Non-Employee Directors' Equity Incentive Plan, which are described more fully below. Prior to January 1, 2006, in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148), Bunge accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors' Equity Incentive Plan. Pursuant to APB 25, no compensation cost was recognized for stock options granted under either plan, since the exercise price was equal to the fair market value of the underlying common shares on the date of grant. Bunge accrued compensation cost for granted restricted stock unit awards over the vesting or performance period and adjusted costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards as well as the number of shares issued upon settlement of the awards. These compensation costs are recognized in the consolidated statements of income.

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the six months ended June 30, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

          As a result of adopting SFAS No. 123R on January 1, 2006, stock option compensation cost recognized during the six months ended June 30, 2006 was $4 million before income taxes. In addition, Bunge recorded a reversal in the amount of $6 million during the six months ended June 30, 2006, related to its restricted stock unit compensation cost that resulted from non-achievement of segment operating profit targets at certain operating companies. The related aggregate tax benefit was approximately $2 million for the six months ended June 30, 2006.

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

          The following table sets forth the effect on net income and earnings per share had Bunge recognized compensation cost upon the fair value on the date of grant of stock options and restricted stock units, in accordance with SFAS No. 123, as amended by SFAS No. 148, for the three and six months ended June 30, 2005.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   SHARE-BASED COMPENSATION (continued)

(US$ in millions, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$113	$211
Deduct: total stock-based compensation expense, net of related tax effects	(2)	(4)

Pro forma net income	$111	$207

Earnings per common share:
Basic - as reported	$1.02	$1.90

Basic - pro forma	$1.00	$1.87

Diluted - as reported(1)	$0.94	$1.76

Diluted - pro forma(1)	$0.93	$1.73

    (1)
    The numerator for the calculation of diluted pro forma earnings per share in the three months ended June 30, 2005 was adjusted by $1 million and for the six months ended June 30, 2005 was adjusted by $2 million for interest expense related to the Bunge's 3.75% convertible notes due 2022, which were redeemed in November 2005.

          Equity Incentive Plan—Bunge has an Equity Incentive Plan, which is a shareholder approved plan. Under the plan, the compensation committee of the board of directors may award equity based compensation to officers, employees, consultants and independent contractors. Awards granted under the plan may be in the form of stock options, restricted stock units (performance-based or time-vested) or other awards.

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

              (ii)   Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. The performance-based restricted stock units have a cliff vesting of three-years and are dependent on Bunge obtaining certain targeted cumulative earnings per share (EPS) or segment operating profit (for awards granted to employees of operating companies) during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of Bunge's compensation committee. Vesting may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS or the segment operating profit is less than the minimum target. The award is capped at 150% of the grant for performance in excess of the maximum target for the award grants prior to 2004 and at 200% of the grant for performance in excess of the maximum target for awards granted in or following 2004. For awards granted in or prior to 2004, performance-based restricted stock unit awards may be paid out, at the participant's election, subject to the

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

  discretion of Bunge's compensation committee, in cash, in Bunge Limited common shares or a combination thereof, once the specified terms and conditions of the award are satisfied. Beginning with awards granted in 2005, performance-based restricted stock unit awards will be settled solely in common shares. At the time of settlement, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

          The time-vested restricted stock unit awards are subject to vesting periods varying from three to five years and vest on a pro-rata or cliff basis over the applicable vesting period or at the end of the applicable vesting period. Vesting may be accelerated by the compensation committee in certain circumstances such as a change in control of Bunge. The time-vested restricted stock units are paid out in Bunge Limited common shares once the applicable vesting terms are satisfied. At the time of pay out, a participant holding a time-vested restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

          Compensation expense for the restricted stock units is equivalent to the market value of Bunge's common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

          Non-Employee Directors' Equity Incentive Plan—Bunge has a Non-Employee Directors' Equity Incentive Plan (Directors' Plan). The Directors' Plan is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st that follows the date of grant, assuming the director continues service as a member of the board of directors of Bunge until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge. Compensation expense for options granted under the Non-Employee Directors' Equity Incentive Plan is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

          The fair value of each option granted under both of Bunge's equity incentive plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily close price of Bunge's shares up to the date of grant. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon bond with a term equal to the expected option term of the option grants on the date of grant.

Assumptions:	June 30, 2006	December 31, 2005
Expected option term (in years)	5.25-6.00	6.00
Expected dividend yield	1.04%-1.05%	1.15%
Expected volatility	27%-28%	32%
Risk-free interest rate	4.61%-4.89%	4.04%

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          A summary of option activity under the plans as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(US$in millions)
Outstanding at January 1, 2006	3,651,490	$29.72
Granted	857,150	$57.04
Exercised	(381,770)	$24.52
Forfeited or expired	(11,568)	$49.65

Outstanding at June 30, 2006	4,115,302	$35.83	7.27	$59

Exercisable at June 30, 2006	2,684,228	$26.76	6.28	$63

          The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $17.39. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $13 million. The excess tax benefit classified as a financing cash flow for the six months ended June 30, 2006 was not significant.

          As of June 30, 2006, there was $17 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors' Plan which will be recognized over the next 3 years.

          A summary of Bunge's restricted stock units as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2006(1)	1,097,944	$41.84
Granted	433,617	$56.20
Vested/issued(2)	(85,563)	$51.00
Forfeited/expired(2)	(131,529)	$51.83

Restricted stock units at June 30, 2006(1)	1,314,469	$49.76

  (1)
  Excludes accrued unvested corresponding dividends, which are payable upon vesting in Bunge's common shares. As of June 30, 2006, there were 19,934 unvested corresponding dividends accrued.

  (2)
  During the six months ended June 30, 2006, Bunge issued 85,563 shares, respectively, including related accrued dividends, with a weighted-average fair value of $51.00 per share. During the six months ended June 30, 2006, Bunge canceled 103,350 shares, respectively, in lieu of cash settlement at $51.00 per share, related to performance-based restricted stock unit awards that had become vested.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          At June 30, 2006, there was approximately $31 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan which will be recognized over the next 3 to 4 years. The total fair value of restricted stock units vested and issued during the six months ended June 30, 2006 was approximately $4 million.

          Common Shares Reserved for Share-Based Awards—At June 30, 2006, Bunge has reserved 11,965,203 and 598,884 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors' Plan, respectively. At June 30, 2006, 4,084,185 and 106,760 common shares were available for grant under the Equity Incentive Plan and Directors' Plan, respectively. The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance pursuant to awards under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued common shares outstanding increases.

15.    EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. Approximately 2 million stock options and contingently issuable restricted stock units were anti-dilutive and not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006. Approximately 1 million stock options and contingently issuable restricted stock units were anti-dilutive and not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, prior to the redemption of these notes in November 2005, Bunge accounted for the effects of its 3.75% convertible notes due 2022 (convertible notes) issued by its wholly owned finance subsidiary, Bunge Limited Finance Corp., on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes were assumed to be converted and the interest expense, net of tax related to the convertible notes was added back to earnings.

          The computation of diluted earnings per common share for the three and six months ended June 30, 2005, includes the weighted-average common shares that would have been issuable upon conversion of Bunge's convertible notes during the period. In November 2005, substantially all holders of the remaining $242 million principal amount of the convertible notes then outstanding converted their notes into an aggregate of 7,532,542 shares prior to the redemption date of the notes. In total 7,777,927 shares were issued by Bunge upon conversion of the $250 million total aggregate principal amount of the convertible notes. The conversion rate for these notes was 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represented a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following the conversion.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    EARNINGS PER SHARE (continued)

        The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)
	2006	2005	2006	2005
Net income—basic	$30	$113	$88	$211
Interest on Convertible notes, net of tax	—	1	—	2

Net income—diluted	$30	$114	$88	$213

Weighted average number of common shares outstanding:
Basic	119,532,368	110,986,481	119,382,717	110,870,107
Effect of dilutive shares:
—Stock options and awards	1,199,349	2,130,485	1,319,496	2,110,493
—Convertible notes	—	7,776,172	—	7,776,811

Diluted	120,731,717	120,893,138	120,702,213	120,757,411

Net income per share:
Basic	$0.25	$1.02	$0.74	$1.90

Diluted	$0.25	$0.94	$0.73	$1.76

16.    SEGMENT INFORMATION

          During the three and six months ended June 30, 2006, Bunge reclassified certain product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and six months ended June 30, 2005 have been reclassified to conform to the current period presentation.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
Three months ended June 30, 2006
Net sales to external customers	$4,498	$381	$862	$239	$—	$5,980
Intersegment revenues	539	—	23	4	(566)	—
Gross profit	133	37	84	34	—	288
Foreign exchange gain (loss)	(19)	8	2	—	(6)	(15)
Interest income	6	15	1	2	6	30
Interest expense	(48)	(9)	(9)	(1)	—	(67)
Segment operating profit (loss)	(46)	16	29	19	—	18
Depreciation, depletion and amortization	$(30)	$(33)	$(13)	$(3)	$—	$(79)
Three months ended June 30, 2005
Net sales to external customers	$4,464	$431	$763	$214	$—	$5,872
Intersegment revenues	486	—	31	4	(521)	—
Gross profit	229	97	64	37	—	427
Foreign exchange gain (loss)	22	1	1	(1)	—	23
Interest income	8	10	1	1	6	26
Interest expense	(30)	(9)	(10)	(1)	—	(50)
Segment operating profit	109	37	8	23	—	177
Depreciation, depletion and amortization	$(26)	$(26)	$(13)	$(3)	$—	$(68)
Six months ended June 30, 2006
Net sales to external customers	$8,660	$801	$1,648	$472	$—	$11,581
Intersegment revenues	1,015	—	40	9	(1,064)	—
Gross profit	259	87	160	66	—	572
Foreign exchange gain (loss)	(18)	41	3	—	2	28
Interest income	13	31	1	2	11	58
Interest expense	(86)	(23)	(16)	(3)	—	(128)
Segment operating profit (loss)	(54)	47	45	34	—	72
Depreciation, depletion and amortization	$(60)	$(64)	$(26)	$(7)	$—	$(157)
Six months ended June 30, 2005
Net sales to external customers	$8,520	$834	$1,561	$408	$—	$11,323
Intersegment revenues	959	—	42	10	(1,011)	—
Gross profit	448	167	135	62	—	812
Foreign exchange gain (loss)	26	(16)	—	(1)	(2)	7
Interest income	12	23	2	1	11	49
Interest expense	(59)	(23)	(19)	(3)	(3)	(107)
Segment operating profit	212	46	23	35	—	316
Depreciation, depletion and amortization	$(51)	$(49)	$(25)	$(6)	$—	$(131)

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    SEGMENT INFORMATION (continued)

          A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2006	2005	2006	2005
Income from operations before income tax	$21	$180	$89	$327
Unallocated income—net(1)	(3)	(3)	(17)	(11)

Total segment operating profit	$18	$177	$72	$316

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

        You should refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 15, 2006, and "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2006 Overview

        During the second quarter, the South American grain and oilseed harvest is completed and planting for the upcoming August to October harvest begins in North America and Europe. The second quarter typically represents a higher level of grain origination activity in our South American operations and reduced oilseed processing activities in North America and Europe as the supply of grains and oilseeds harvested the previous year are reduced. In addition, sales in our fertilizer business are typically lower during the first half of the year, as South American farmers generally purchase the majority of their fertilizer needs in the second half of the year.

        Our agribusiness segment incurred an operating loss for the second quarter of 2006 compared to an operating profit in the second quarter of 2005. Our agribusiness results for the second quarter of 2006 were lower than results for the same period in 2005 primarily as a result of losses in ocean freight in the second quarter of 2006 and reduced volumes in South America and southern Europe. Spot market prices for ocean freight have declined since the second quarter of 2005 principally due to increases in vessel availability caused by new capacity, making it more difficult to fully recover our freight costs for shipments to customers under previously contracted, long-term freight agreements. In addition, price volatility in the ocean freight market during the second quarter further reduced our agribusiness margins as it was more difficult to purchase ocean freight at prices below amounts charged to customers. We continue to expect our agribusiness margins to be pressured by freight costs in the second half of 2006. However, we expect the adverse effect of these freight costs on our margins to be considerably less than in the first half of 2006 as most of our more expensive long-term freight contracts expired in the first half of 2006.

        Volumes in Brazilian oilseed processing declined primarily due to lower margins in this region. During the second quarter of 2006, Brazilian soy farmers engaged in a three-week protest demanding increased government aid to the farm sector. These protests involved the blocking of grain transportation routes, which considerably slowed the physical movement of grains and oilseeds and resulted in supply chain disruptions, plant stoppages and slower sales of agribusiness, fertilizer and edible oil products. In June 2006, the Brazilian government responded to the protests with an agricultural aid program to soybean farmers which included new loans, refinancing of existing loans and subsidies.

        We expect that a strong Brazilian real, higher local transportation costs and large global stocks of soybeans will continue to pressure the Brazilian agricultural sector in 2006. However, our continuing efforts to reduce costs and improve capacity utilization and the reduction in our workforce by over 1,400 employees in Brazil since the fourth quarter of 2005 should benefit results, and the Brazilian government's new agricultural aid program to soybean farmers should stimulate farmer selling in the second half of 2006. We will continue to monitor market conditions in South America. Additional reductions in capacity and restructurings may result if conditions improve more slowly or not to the extent expected.

        Volumes and margins in Argentina declined due to a reduced grain harvest and excess capacity in the Argentine oilseed processing industry. Volumes and margins in southern Europe were affected by the lingering effects of local outbreaks of avian influenza that occurred earlier in the year which adversely affected demand for agricultural commodity products. North America experienced good margins, but they were below last year's high levels.

        Our fertilizer results for the second quarter of 2006 declined from the second quarter of 2005 due to lower sales volumes and margins, as soy farmers held back purchases in anticipation of the Brazilian government's agricultural aid program. Improved foreign exchange results due to our hedging of the effects of a stronger Brazilian real on margins and expenses benefited results. Our fertilizer segment inventories were $579 million at June 30, 2006 and $803 million at June 30, 2005. The reduction in fertilizer inventories was primarily the result of measures we have taken to improve the management of our fertilizer inventories in response to the anticipated lower sales volumes in 2006 compared to 2005.

        Our edible oil products segment results for the second quarter of 2006 increased due to higher volumes and improved margins in Europe. European margins benefited from lower seed costs, the consolidation of an acquisition in Poland and better distribution and brand positioning. European results more than offset weaker quarterly results in North and South America. In South America, higher operating expenses largely due to the appreciating Brazilian real, increases in advertising expenses and a reduction in crude oil supplies due to the farmer protests negatively impacted results. In North America, increases in certain plant operating expenses also adversely affected results.

        Milling product segment results were strong, but declined from last year due to lower margins caused by higher raw material costs.

Segment Results

        In the first quarter of 2006, we reclassified certain edible oil product lines from the agribusiness segment to the edible oil products segment. Also, in our condensed consolidated statements of income, we reclassified certain earnings on investments in affiliates from other income (expense)—net to equity earnings in affiliates. As a result, amounts in our segment results and condensed consolidated statements of income for the three and six months ended June 30, 2005 have been reclassified to conform to the current period presentation.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2006	2005	Change	2006	2005	Change
Volumes (in thousands of metric tons):
Agribusiness	26,557	27,664	(4)%	47,809	50,455	(5)%
Fertilizer	1,870	1,927	(3)%	3,588	3,656	(2)%
Edible oil products	1,071	1,028	4%	2,075	2,026	2%
Milling products	1,017	944	8%	1,967	1,929	2%

Total	30,515	31,563	(3)%	55,439	58,066	(5)%

Net sales:
Agribusiness	$4,498	$4,464	1%	$8,660	$8,520	2%
Fertilizer	381	431	(12)%	801	834	(4)%
Edible oil products	862	763	13%	1,648	1,561	6%
Milling products	239	214	12%	472	408	16%

Total	$5,980	$5,872	2%	$11,581	$11,323	2%

Cost of goods sold:
Agribusiness	$(4,365)	$(4,235)	3%	$(8,401)	$(8,072)	4%
Fertilizer	(344)	(334)	3%	(714)	(667)	7%
Edible oil products	(778)	(699)	11%	(1,488)	(1,426)	4%
Milling products	(205)	(177)	16%	(406)	(346)	17%

Total	$(5,692)	$(5,445)	5%	$(11,009)	$(10,511)	5%

Gross profit:
Agribusiness	$133	$229	(42)%	$259	$448	(42)%
Fertilizer	37	97	(62)%	87	167	(48)%
Edible oil products	84	64	31%	160	135	19%
Milling products	34	37	(8)%	66	62	6%

Total	$288	$427	(33)%	$572	$812	(30)%

Selling, general and administrative expenses:
Agribusiness	$(118)	$(120)	(2)%	$(222)	$(215)	3%
Fertilizer	(35)	(62)	(44)%	(89)	(105)	(15)%
Edible oil products	(49)	(48)	2%	(103)	(95)	8%
Milling products	(16)	(13)	23%	(31)	(24)	29%

Total	$(218)	$(243)	(10)%	$(445)	$(439)	1%

Foreign exchange gain (loss):
Agribusiness	$(19)	$22		$(18)	$26
Fertilizer	8	1		41	(16)
Edible oil products	2	1		3	—
Milling products	—	(1)		—	(1)

Total	$(9)	$23		$26	$9

Interest income:
Agribusiness	$6	$8	(25)%	$13	$12	8%
Fertilizer	15	10	50%	31	23	35%
Edible oil products	1	1	—%	1	2	(50)%
Milling products	2	1	100%	2	1	100%

Total	$24	$20	20%	$47	$38	24%

Interest expense:
Agribusiness	$(48)	$(30)	60%	$(86)	$(59)	46%
Fertilizer	(9)	(9)	—%	(23)	(23)	—%
Edible oil products	(9)	(10)	(10)%	(16)	(19)	(16)%
Milling products	(1)	(1)	—%	(3)	(3)	—%

Total	$(67)	$(50)	34%	$(128)	$(104)	23%

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2006	2005	Change	2006	2005	Change
Segment operating profit (loss):
Agribusiness	$(46)	$109	(142)%	$(54)	$212	(125)%
Fertilizer	16	37	(57)%	47	46	2%
Edible oil products	29	8	263%	45	23	96%
Milling products	19	23	(17)%	34	35	(3)%

Total(1)	$18	$177	(90)%	$72	$316	(77)%

Depreciation, depletion and amortization:
Agribusiness	$30	$26	15%	$60	$51	18%
Fertilizer	33	26	27%	64	49	31%
Edible oil products	13	13	—%	26	25	4%
Milling products	3	3	—%	7	6	17%

Total	$79	$68	16%	$157	$131	20%

Net income	$30	$113	(73)%	$88	$211	(58)%

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

          Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2006	2005	2006	2005
Income from operations before income tax	$21	$180	$89	$327
Unallocated expenses—net(1)	(3)	(3)	(17)	(11)

Total segment operating profit	$18	$177	$72	$316

  (1)
  Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 1% due to higher average selling prices for agricultural commodity products. The increase in average selling prices was partially offset by a 4% decrease in volumes. Volumes decreased primarily in South America and in southern Europe for the reasons described above under "—Second Quarter 2006 Overview".

        Cost of goods sold increased 3% primarily due to higher raw material and freight costs and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate was 12% higher in the second quarter of 2006 compared to the second quarter of 2005. Included in cost of goods sold in the second quarter of 2005 was a reversal of a $14 million provision for a transactional tax due to the receipt of a favorable tax ruling. Gross profit decreased 42% primarily due to lower volumes in Brazil and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. In addition, in 2006, we incurred freight management losses of $44 million. In 2005, we recognized freight management gains.

        Selling, general and administrative expenses (SG&A) decreased 2% primarily due to decreases in compensation expenses as a result of the reduction in our workforce in Brazil due to layoffs we made during the end of last year and the first quarter of 2006, partially offset by increases in bad debt expense and the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Foreign exchange losses in the second quarter of 2006 resulted primarily from volatility in the value of the Brazilian real during the second quarter of 2006 relative to the U.S. dollar, which resulted in exchange losses of $19 million on the net U.S. dollar-denominated monetary liability position of our Brazilian agribusiness segment subsidiaries. In the second quarter of 2005, the 13% appreciation of the Brazilian real at June 30, 2005 compared to March 31, 2005, resulted in foreign exchange gains of $22 million. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 60% primarily due to increases in short-term interest rates.

        Segment operating profit decreased 142% primarily due to lower gross profit, foreign exchange losses and higher interest expense.

        Fertilizer Segment.    Fertilizer segment net sales decreased 12% primarily due to a 3% decrease in volumes as soybean farmers held back purchases of retail products in anticipation of the Brazilian government's agricultural aid program. The decline in retail sales volumes was partially offset by increases in sales of raw material products. In addition, lower average selling prices due to a shift in volumes to lower margin products also contributed to a decline in net sales.

        Cost of goods sold increased 3% primarily due to higher operating and depreciation expenses attributable to the expansion of our phosphate mining capacity that began production in the first quarter of 2006, additional costs associated with employee layoffs and higher costs primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the second quarter of 2005. Partially offsetting the increase in expenses were decreases resulting from our restructuring programs initiated in the fourth quarter of 2005. Cost of goods sold in the second quarter of 2005 was reduced as a result of $35 million of value-added tax credits relating to taxes we paid in prior periods.

        Gross profit decreased 62% primarily due to lower sales volumes, higher operating and depreciation expenses and higher costs due to the impact of a stronger Brazilian real.

        SG&A decreased 44% primarily due to the reversal of a $12 million pre-tax provision for a Brazilian social contribution tax as a result of the receipt of a favorable court ruling, lower variable compensation expense, a reduction in bad debt expense and lower expenses resulting from layoffs made earlier in the year. Partially offsetting the decrease were higher costs due to the impact of the stronger Brazilian real.

        Foreign exchange results included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A.

        Segment operating profit decreased 57% primarily due to the decrease in gross profit partially offset by lower SG&A and improved foreign exchange results.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 13% due to higher average selling prices and increases in volumes in all regions, especially in Europe. Rising prices for rapeseed oil due to demand from the biodiesel industry contributed to the increase in average selling prices. European volumes were higher due to increased sales of refined oil to the biodiesel industry, as well as gains in market share.

        Cost of goods sold increased 11% due to the 4% increase in volumes and higher raw material costs caused by the increased demand from the biodiesel industry. Gross profit increased 31% primarily due to improved profitability in Europe.

        SG&A increased 2% primarily due to the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Segment operating profit increased 263% primarily due to improved profitability in Europe and the consolidation of an acquisition in Poland which contributed $5 million to segment operating profit in the second quarter of 2006. Before the second quarter of 2006, this Polish company was accounted for under the equity method of accounting and its results were included in income from investments in affiliates. In addition, lower seed costs and better distribution and brand positioning contributed to the improvement in results.

        Milling Products Segment.    Milling products segment net sales increased 12% primarily due to higher wheat milling product volumes and higher average selling prices for corn milling products. The increases in wheat milling product volumes to bakery and industrial customers more than offset lower corn milling product volumes to the U.S. government food aid program. Higher average selling prices in corn milling products was primarily due to a shift of products sold towards higher margin products.

        Cost of goods sold increased 16% primarily due to the 8% increase in volumes, higher raw material costs, increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars and higher repair and maintenance expenses in the United States. Gross profit decreased 8% primarily due to higher raw material costs largely due to higher South American wheat prices that resulted from a smaller harvest in 2006 versus 2005 in Argentina and higher corn prices in North America due to increases in demand for corn by ethanol producers. SG&A increased 23% primarily due to the effects of a stronger Brazilian real.

        Segment operating profit decreased 17% as a result of the lower gross profit and increases in SG&A.

        Consolidated Financial Costs. A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$30	$26	15%
Interest expense	(67)	(50)	34%
Foreign exchange (losses) gains	(15)	23

        Interest income increased 15% primarily due to higher levels of interest-bearing accounts. Interest expense increased 34% primarily due to higher short-term interest rates.

        Despite a 0.4% appreciation in the value of the Brazilian real versus the U.S. dollar at June 30, 2006 compared to March 31, 2006, volatility in the value of the Brazilian real during the quarter relative to the U.S. dollar resulted in foreign exchange losses of $15 million on the net U.S. dollar-denominated monetary liability position of our Brazilian subsidiaries. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of foreign exchange rate movements on our Brazilian real-based fertilizer segment industrial and SG&A expenses in Brazil. In the second quarter of 2005, the Brazilian real at June 30, 2005 appreciated 13% in value against the U.S. dollar compared to March 31, 2005, resulting in exchange gains of $23 million. Foreign exchange results for 2006 and 2005 are net of related hedging costs.

        Other Income (Expense)—net.    Other income (expense)—net increased $6 million to $3 million in the second quarter of 2006 from a net expense of $3 million in the second quarter of 2005. The second quarter of 2005 included a $3 million loss on an interest rate derivative contract.

        Income Tax Benefit (Expense).    We recognized an income tax benefit of $3 million for the second quarter of 2006 versus an income tax expense of $52 million in the second quarter of 2005. The decline in the income taxes was primarily due to a reduction in income from operations before income tax for the second quarter of 2006 of $159 million compared to the same period in 2005. Most of the decline in income from operations before income tax occurred in subsidiaries that are in tax jurisdictions with higher income tax rates. In addition, higher earnings in lower tax jurisdictions and the 2005 legal restructuring of our Brazilian subsidiaries also contributed to the tax benefit in the second quarter of 2006.

        Minority Interest.    Minority interest expense decreased $14 million to $8 million in the second quarter of 2006 from $22 million in the second quarter of 2005 primarily due to lower earnings from our non-wholly owned subsidiaries.

        Equity Earnings in Affiliates.    Equity earnings of affiliates increased $7 million to $14 million in the second quarter of 2006 from $7 million in the second quarter of 2005 primarily due to higher earnings from our French vegetable oil processing and European biodiesel joint ventures. During the fourth quarter of 2005, we contributed our European biodiesel operations to a joint venture.

        Net Income.    Net income decreased $83 million to $30 million in the second quarter of 2006 from $113 million in the first quarter of 2005. Net income for the second quarter of 2006 includes a reversal of a Brazilian social contribution tax provision of $6 million, net of tax and after minority interest, relating to a favorable court ruling and $2 million expense, net of tax, relating to the incremental share-based compensation cost as result of the adoption of SFAS No. 123R, Shared-Based Payment (SFAS 123R). Net income for the second quarter of 2005 included $20 million of value added tax credits, net of tax, relating to a change in tax laws and a reversal of a provision relating to a transactional tax in the amount of $10 million, net of tax, due to a favorable tax ruling.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 2% due to higher average selling prices for agricultural commodity products. The increase in average selling prices was partially offset by a 5% decrease in volumes. Volumes decreased primarily in South America and in southern Europe. Volumes declined in South America due to lower volumes in Brazilian oilseed processing primarily due to lower margins caused by relatively low local agricultural prices and in Argentina due to lower origination margins in part related to the reduced corn and wheat crops caused by a drought and excess oilseed processing capacity. Southern European volumes declined primarily due to weak demand caused by local outbreaks of avian influenza.

        Cost of goods sold increased 4% primarily due to higher raw material, freight costs, increased energy costs primarily in North America and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate appreciated 15% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, the six months ended June 30, 2006 included impairment and restructuring charges of $20 million and the six months ended June 30, 2005 included a $27 million decrease in allowances for recoverable taxes and a $14 million provision reversal for a transactional tax due to a favorable tax ruling.

        Gross profit decreased 42% primarily due to lower volumes in Brazil and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. North American results for the six months ended June 30, 2006 were good, but they were below the results from the same period last year. In addition, in 2006 we incurred freight management losses of $65 million. In 2005, we recognized freight management gains.

        SG&A increased 3% primarily due to increases in bad debt expenses and from the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars partially offset by decreases in variable compensation expenses.

        Foreign exchange losses in the six months ended June 30, 2006 resulted primarily from volatility in the value of the Brazilian real during the period relative to the U.S. dollar which resulted in exchange losses of $18 million on the net U.S. dollar-denominated monetary liability position of our Brazilian agribusiness segment subsidiaries. In the six months ended June 30, 2005, the Brazilian real at June 30, 2005 appreciated 13% in value against the U.S. dollar compared to December 31, 2005, resulting in exchange gains of $26 million. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 46% primarily due to increases in short-term interest rates.

        Segment operating profit decreased 125% primarily due to lower gross profit, foreign exchange losses and higher interest expense.

        Fertilizer Segment.    Fertilizer segment net sales decreased 4% primarily due to a 2% decrease in volumes as soybean farmers held back purchases of retail products. The decline in retail sales volumes was partially offset by increases in sales of raw material products. In addition, lower average selling prices due to a shift in volumes to lower margin products also contributed to a decline in net sales. However, selling prices of retail products benefited from higher international prices primarily for nitrogen-based fertilizer raw materials.

        Cost of goods sold increased 7% primarily due to higher operating and depreciation expenses attributable to the expansion of our phosphate mining capacity that began production in the first quarter of 2006, additional costs associated with employee layoffs and higher costs primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the six months ended June 30, 2005. Partially offsetting the increase in expenses were decreases in compensation expenses resulting from our restructuring programs initiated in the fourth quarter of 2005. Cost of goods sold in the six months ended June 30, 2005 was reduced as a result of $28 million of value-added tax credits relating to taxes we paid in prior periods.

        Gross profit decreased by 48% primarily due to lower sales volumes, higher operating and depreciation expenses and higher costs due to the impact of a stronger Brazilian real.

        SG&A decreased 15% primarily due to a reversal of a Brazilian social contribution tax provision of $12 million relating to a favorable court ruling, lower variable compensation expenses and lower expenses resulting from layoffs we made earlier in the year. Partially offsetting the decrease were higher costs due to the impact of the stronger Brazilian real. Included in SG&A in the six months ended June 30, 2006 were $2 million of cash restructuring charges relating to a workforce reduction.

        Foreign exchange results for the six months ended June 30, 2006 included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A.

        Segment operating profit increased 2% primarily due to lower SG&A, increases in foreign exchange results partially offset the decrease in gross profit.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 6% due to higher average selling prices and increases in volumes in most regions, especially in Europe. Rising prices for rapeseed oil due to demand from the biodiesel industry contributed to the increase in average selling prices. European volumes were higher due to increased sales of refined oil to the biodiesel industry as well as gains in market share.

        Cost of goods sold increased 4% due to the 2% increase in volumes, higher energy costs primarily in North America and higher raw material costs caused by the increased demand from the biodiesel industry. Gross profit increased 19% primarily due to improved profitability in Europe. Included in cost of goods sold for the six months ended June 30, 2006 were $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations.

        SG&A increased 8% primarily due to the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Segment operating profit increased 96% primarily due to improved profitability in Europe and the consolidation of an acquisition in Poland, previously accounted for on the equity method of accounting, which contributed $5 million to segment operating profit in the six months ended June 30, 2006.

        Milling Products Segment.    Milling products segment net sales increased 16% primarily due to higher wheat milling product volumes and higher average selling prices for wheat and corn milling products. Increases in wheat milling product volumes to bakery and industrial customers and corn milling product volumes to commercial customers more than offset the lower corn milling product volumes to the government food aid program. Higher average selling prices in wheat and corn milling products was primarily due to a shift of products sold towards higher margin products.

        Cost of goods sold increased 17% primarily due to higher raw material costs and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S dollars.

Raw material cost increases were largely due to higher South American wheat prices that resulted from a smaller harvest in 2006 versus 2005 in Argentina and higher corn prices in North America due to increases in demand for corn by ethanol producers. Gross profit increased 6% primarily due to improved average milling product margins resulting from a shift to higher margin wheat and corn milling products. SG&A increased 29% primarily due to the effects of a stronger Brazilian real.

        Segment operating profit decreased 3% as a result of the increases in SG&A.

        Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Six Months Ended June 30,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$58	$49	18%
Interest expense	(128)	(107)	20%
Foreign exchange gains	28	7

        Interest income increased 18% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 20% due to higher average interest rates on short-term debt partially offset by lower average borrowings. Our outstanding debt declined primarily as a result of the conversion of $250 million principal amount of convertible notes into Bunge Limited common shares during 2005.

        Foreign exchange gains of $28 million in the six months ended June 30, 2006 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 8% appreciation in the value of the Brazilian real versus the U.S. dollar at June 30, 2006 compared to December 31, 2005. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our fertilizer segment industrial and SG&A expenses in Brazil. In the six months ended June 30, 2005, foreign exchange gains of $7 million related to the 13% appreciation in the value of the Brazilian real relative to the U.S. dollar. Foreign exchange results for 2006 and 2005 are net of related hedging costs.

        Other Income (Expense)—net.    Other income (expense)—net decreased $1 million to $4 million in the six months ended June 30, 2006 from $5 million in the six months ended June 30, 2005. The six months ended June 30, 2005 included a $3 million gain on an interest rate derivative contract.

        Income Tax Expense.    Income tax expense decreased $88 million to $8 million in the six months ended June 30, 2006 from $96 million in the six months ended June 30, 2005. Our effective tax rate for the six months ended June 30, 2006 decreased to 9% compared to 29% in six months ended June 30, 2005. The decrease in our effective tax rate was primarily due to a reduction in projected income from operations before income tax. Most of the decline in projected income from operations before income tax occurred in subsidiaries that are in tax jurisdictions with higher income tax rates. In addition, higher earnings in lower tax jurisdictions and the 2005 legal restructuring of our Brazilian subsidiaries also contributed to the lower effective tax rate in 2006.

        Minority Interest.    Minority interest expense decreased $18 million to $19 million in the six months ended June 30, 2006 from $37 million in the six months ended June 30, 2005 primarily due to lower earnings from our non-wholly owned subsidiaries.

        Equity Earnings in Affiliates.    Equity earnings of affiliates increased $9 million to $26 million in the six months ended June 30, 2006 from $17 million in the six months ended June 30, 2005 primarily due to higher earnings from our French vegetable oil processing and European biodiesel joint ventures.

        Net Income.    Net income decreased $123 million to $88 million in the six months ended June 30, 2006 from $211 million in the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 includes impairment and restructuring charges of $16 million, net of tax, a reversal of a Brazilian social contribution tax provision of $6 million, net of tax and after minority interest, relating to a favorable court ruling and a $4 million expense, net of tax, relating to the incremental share-based compensation cost as result of the adoption of SFAS No. 123R. Net income for the six months ended June 30, 2005 included the reversal of valuation allowances on recoverable taxes of $19 million, net of tax, $17 million of value added tax credits, net of tax, relating to a change in tax laws and a reversal of a provision relating to a transactional tax in the amount of $10 million, net of tax, due to a favorable tax ruling.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.84 and 1.81 at June 30, 2006 and December 31, 2005, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $279 million at June 30, 2006 and $354 million at December 31, 2005.

        Included in our inventories were readily marketable inventories of $2,130 million at June 30, 2006 and $1,534 million at December 31, 2005. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms of up to 180 days. The actual due dates are individually determined based upon when a farmer purchases our fertilizers and the anticipated harvest and sale of the farmer's crop, as the farmer's cash flow is seasonal and is typically generated after the crop is harvested. The payment terms for these accounts receivable are often renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

        Brazilian farm economics in 2006 and 2005 have been adversely affected by lower soybean prices caused by large global soybean stocks and a steadily appreciating Brazilian real. In certain regions in Brazil, the 2005 crop was poor in quality and yield due to a drought. Certain Brazilian farmers have responded to these conditions by withholding sales of their crops and delaying payment on accounts receivable owed to farm input suppliers, which has resulted in an increase in the number of delinquent fertilizer segment accounts receivable. In addition, certain farmers have increased their accounts receivable balances with us in order to acquire additional fertilizer products for the 2006 planting season. As a result, we have increased our allowance for doubtful accounts in the fertilizer segment. Below is a table of our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Trade accounts receivable	$657	$663	$489

Allowance for doubtful accounts	$140	$115	$90

Allowance for doubtful accounts as a percentage of accounts receivable	21%	17%	18%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we have determined that collection is doubtful. We base our determination of the allowance for doubtful accounts on analyses of credit quality for specific accounts, historical trends of charge-offs and recoveries, the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon significant changes in circumstances.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At June 30, 2006, we had $857 million in prepaid commodity purchase contracts and secured advances to farmers outstanding in Brazil compared to $924 million at December 31, 2005. Against these outstanding balances owed to us, we also had $302 million and $39 million, respectively, recorded as accounts payable to these farmers, reflecting soybeans which had been delivered by the farmers to our facilities as of June 30, 2006 and December 31, 2005. In addition, at June 30, 2006, we had a $142 million security interest in the undelivered harvested crop of various farmers with outstanding advances held at facilities not owned by us. The allowance for uncollectible advances totaled $35 million at June 30, 2006 and $32 million at December 31, 2005. We closely monitor the collectibility of these advances.

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

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At June 30, 2006, we had approximately $1,450 million of committed borrowing capacity under our commercial paper program and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $620 million was unused and available at June 30, 2006.

        At June 30, 2006, we had $404 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. These credit lines expire in June 2007. If we were unable to access the commercial paper market, we would use these bank credit lines, which are likely to be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its wholly owned subsidiary. At June 30, 2006, no amounts were outstanding under these back-up bank credit lines.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2006 and 2008. At June 30, 2006, we had $194 million outstanding under these long-term debt facilities. At June 30, 2006, $138 million of this amount was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $760 million.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of June 30, 2006.

        In June 2006, Standard & Poor's Ratings Services and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to "BBB with a negative outlook" from "BBB with a stable outlook". On July 31, 2006, Moody's Investors Services (Moody's) placed the credit rating of our unsecured guaranteed senior notes under review for a possible downgrade. At June 30, 2006, our unsecured guaranteed senior notes were rated "Baa2 with a stable outlook" by Moody's. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a credit ratings downgrade would increase our borrowing costs under our credit facilities and, depending on its severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms and may also require us to post collateral or provide third-party credit support under certain agreements. A significant increase in our borrowing costs could also impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

        In the second quarter of 2006, we entered into various interest rate swap agreements with a notional value amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with a $200 million principal amount of 5.875% senior notes due 2013. Under the terms of these interest rate swap agreements, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We will account for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).

        Shareholders' Equity.    Shareholders' equity increased to $4,540 million at June 30, 2006 from $4,226 million at December 31, 2005, as a result of the net income of $88 million, $14 million from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested, $13 million related to the adoption of SFAS 123R and other comprehensive income of $235 million, which includes foreign exchange gains of $232 million. This increase was partially offset by dividends paid to shareholders of $36 million during the first half of 2006.

  Cash Flows

        In the six months ended June 30, 2006, our cash and cash equivalents balance decreased $75 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to an $18 million decrease in our cash and cash equivalents balance in the six months ended June 30, 2005.

        Our operating activities used cash of $400 million in the six months ended June 30, 2006, compared to cash used of $349 million in the six months ended June 30, 2005. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. Historically, our operating activities use cash in the first half of the year due to purchases of oilseeds and grain inventories from the South American harvest, which typically occurs in March, April and May. In 2006, our purchases of the South American harvest have taken place later than historical patterns due to the lack of farmer selling as described above under "—Second Quarter 2006 Overview". In addition, we are also building fertilizer inventories in anticipation of sales to South American farmers who typically begin purchasing the bulk of their fertilizer products in the third and fourth quarters of each calendar year.

        Cash used by investing activities was $205 million in the six months ended June 30, 2006, compared to cash used of $210 million in the six months ended June 30, 2005. Payments made for capital expenditures included investments in property, plant and equipment that totaled $181 million and consisted primarily of additions under our normal capital expenditure plan. The majority of capital expenditures in the six months ended June 30, 2006 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion.

        Investments in affiliates included in cash flow from investing activities in the six months ended June 30, 2006 included $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $24 million in our existing Brazilian port terminal joint ventures. In the six months ended June 30, 2005, acquisitions of businesses and other intangible assets included $20 million for the Ideal™ premium bottled oil brand in Russia.

        Investing activities in the six months ended June 30, 2006 and 2005 also included capital returns of $13 million and $8 million, respectively, primarily from our Solae joint venture. In addition, we collected $11 million from a note receivable relating to the December 2005 formation of our biodiesel joint venture with Diester Industrie International that was repaid in April 2006.

        Cash provided by financing activities was $515 million in the six months ended June 30, 2006, compared to cash provided of $536 million in the six months ended June 30, 2005. In the six months ended June 30, 2006 and 2005, we increased our borrowings of debt by $558 million and $594 million, respectively, primarily to finance our working capital requirements. Dividends paid to our shareholders in the six months ended June 30, 2006 were $36 million and were $30 million in the six months ended June 30, 2005.

  Guarantees

        We have issued or were a party to the following guarantees at June 30, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$59
Unconsolidated affiliates financing (2)	24
Customer financing (3)	191

Total	$274

    (1)
    Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at June 30, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (2)
    Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (3)
    We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions we would be required to perform under the guarantees. At June 30, 2006, $89 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at June 30, 2006.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our wholly owned subsidiaries. The debt under these guarantees had a carrying amount of $2,810 million at June 30, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at June 30, 2006. There are no significant restrictions on the ability of any of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $65 million as of June 30, 2006 of which there was approximately $4 million outstanding as of such date.

Dividends

        On May 25, 2006 we announced that our board of directors approved an increase in our regular quarterly cash dividend from $0.15 per share to $0.16 per share, which will be payable on August 31, 2006 to shareholders of record on August 17, 2006. On May 31, 2006, we paid a regular cash dividend of $0.15 per share to shareholders of record on May 17, 2006.

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

Recent Accounting Pronouncement Adoption

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which requires compensation cost related to share-based compensation, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the six months ended June 30, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, we accounted for stock-based compensation using the intrinsic value method under APB 25, and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Due to the adoption of SFAS No. 123R, our results included stock option compensation cost recognized during the six months ended June 30, 2006 of $4 million before income taxes. In addition, Bunge recorded a reversal in the amount of $6 million during the six months ended June 30, 2006, related to its restricted stock unit compensation cost that resulted from non-achievement of segment operating profit targets at certain of our operating companies. Results of prior periods have not been restated.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We are currently evaluating FIN 48 and FSP FAS 13-2 to determine the potential impact, if any, these would have on our consolidated financial statements. Prior periods will not be restated as a result of this required accounting change.

        In April 2006, the FASB issued FSP No. FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), which addresses certain implementation issues related to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FSP FIN No. 46(R)-6 is to be applied prospectively by the company to all entities with which the company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a consideration event has occurred beginning the first day of the first reporting period beginning after June 2006. Retrospective application to the date of the initial application is permitted but not required, however, if elected, it must be completed no later than the end of the first annual reporting period ending after July 15, 2006. We have elected to apply FSP FIN No. 46(R)-6 prospectively and have determined there to be no material impact to our consolidated financial statements as a result of this application.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently evaluating SFAS No. 156 to determine the potential impact, if any, it would have on our consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating SFAS No. 155 to determine the potential impact, if any, it would have on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, foreign currency exchange rates, interest rates and energy and transportation costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, foreign currency exchange rates, interest rates, energy and transportation costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

        We enter into various derivative contracts, primarily exchange-traded futures, with the objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed-price agricultural commodity positions permissible for our operating companies, which are a combination of quantity and value at risk limits. We measure and review our net commodities position on a daily basis.

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

	Six Months Ended June 30, 2006		Year Ended December 31, 2005
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$192	$19	$344	$34
Highest short position	(322)	(32)	(38)	(4)

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,773 million as of June 30, 2006 and $1,788 million as of December 31, 2005. Included in other comprehensive income (loss) are foreign exchange gains of $154 million and $95 million in the six months ended June 30, 2006 and in the year ended December 31, 2005, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	June 30, 2006	December 31, 2005
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,903)	$(347)
Market risk	(190)	(35)
Agricultural commodities inventories	1,543	1,010
Net currency (short) long position, less agricultural commodities inventories	(360)	663
Market risk	$(36)	$66
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(281)	$(139)
Market risk	(28)	(14)
Agricultural commodities inventories	323	170
Net currency long position, less agricultural commodities inventories	42	31
Market risk	$4	$3
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(179)	$(277)
Market risk	18	(28)
Agricultural commodities inventories	192	342
Net currency long position, less agricultural commodities inventories	13	65
Market risk	$1	$7

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, during the six months ended June 30, 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales.

        As of June 30, 2006, approximately $300 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in July 2006 through December 2007. At June 30, 2006, the fair value of contracts expected to settle within the next 18 months, which is recorded in other current assets, approximated $7 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $5 million, net of income taxes, as of June 30, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $3 million, net of tax, expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the six months ended June 30, 2006.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. We account for the interest rate swap agreements we enter into as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. As of June 30, 2006, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable rates to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        During the three months ended June 30, 2006, we entered into various interest rate swap agreements with a notional value amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with the $200 million aggregate principal amount of 5.875% senior notes due 2013. Under the terms of the interest rate swap agreements, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We will account for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2006.

	Maturity
(US$ in millions)						Fair Value Loss June 30, 2006
	2008	2013	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$200	$500	$400	$1,600	$(85)
Weighted average variable rate payable(1)	5.994%	5.538%	6.360%	5.918%
Weighted average fixed rate receivable	4.375%	5.875%	5.35%	5.10%

(1)
Interest is payable in arrears based on six-month LIBOR plus a spread.

        We recognized approximately $5 million and $9 million of interest expense in the condensed consolidated statement of income in the three months and six months ended June 30, 2006, respectively, relating to our outstanding swap agreements.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Bunge (including our consolidated subsidiaries) required to be included in our filings with the Securities and Exchange Commission.

        Internal Control Over Financial Reporting—During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        As we previously reported in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, several of our Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of ours in respect of our claim against Eletrobrás. The judgment did not specify the amount which we can recover from Eletrobrás. We are currently negotiating the final settlement amount with Eletrobrás and expect to complete the negotiations during 2006. The negotiated settlement requires court approval. As of June 30, 2006, we have not recognized any amounts related to this claim in the condensed consolidated financial statements pending the outcome of the settlement negotiations with Eletrobrás and the court approval. Although we expect to receive up to $45 million upon final settlement based on our subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims made by our other Brazilian subsidiaries are pending in the Brazilian courts.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our 2005 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

        The information presented below updates and should be read in conjunction with the risk factor contained in our Form 10-K entitled "We are dependent on access to external sources of financing to acquire and maintain the inventory, facilities and equipment necessary to run our business."

        In June 2006, Standard & Poor's Ratings Services and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to "BBB with a negative outlook" from "BBB with a stable outlook". On July 31, 2006, Moody's Investors Services (Moody's) placed the credit rating of our unsecured guaranteed senior notes under review for a possible downgrade. At June 30, 2006, our unsecured guaranteed senior notes were rated "Baa2 with a stable outlook" by Moody's. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a credit ratings downgrade would increase our borrowing costs under our credit facilities and, depending on its severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms and may also require us to post collateral or provide third-party credit support under certain agreements. A significant increase in our borrowing costs could also impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 26, 2006, we held our Annual General Meeting of Shareholders (Annual Meeting). Proxies for the Annual Meeting were solicited and the proposals described below were submitted to a vote of our shareholders at the Annual Meeting and were all passed. The following is a brief description of each matter voted on and the results of the voting.

        Proposal 1. To elect the following two nominees as our Class II directors:

	Votes For	Against	Abstain
Francis Coppinger	95,918,736	1,022,015	4,358,026
Alberto Weisser	96,989,798	646,704	3,662,275

        Directors whose terms of office continued after the Annual Meeting are: Ernest G. Bachrach, Enrique H. Boilini, Michael H. Bulkin, Jorge Born, Jr., Octavio Caraballo, Francis Coppinger, Bernard de La Tour d'Auvergne Lauraguais, William Engels and Paul H. Hatfield. In addition, as previously reported in our Form 8-K dated July 21, 2006, L. Patrick Lupo was appointed to the Board of Directors effective July 19, 2006.

        Proposal 2. To appoint Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2006 and to authorize the audit committee of the Board of Directors to determine the independent auditors' fees. There were 101,117,567 votes for, 137,443 votes against, 43,767 abstentions and zero broker non-votes.

        Proposal 3. To approve the amendments to the Bye-laws of Bunge Limited relating to our shareholder rights plan, as set forth in the proxy statement for the Annual Meeting. There were 56,377,412 votes for, 27,210,020 votes against, 254,780 abstentions and 17,456,565 broker non-votes.

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

BUNGE LIMITED
Date: August 9, 2006	By:	/s/ WILLIAM M. WELLS William M. Wells Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUNGE LIMITED AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cautionary Statement Regarding Forward-Looking Statements
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX