Form 10-Q
period 2006-09-30
Bunge LTD
filed 2006-11-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

        As of November 2, 2006, the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 119,781,430

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(United States Dollars in Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$6,965	$6,248	$18,591	$17,624
Cost of goods sold	(6,480)	(5,841)	(17,534)	(16,405)

Gross profit	485	407	1,057	1,219
Selling, general and administrative expenses	(255)	(230)	(700)	(669)
Interest income	29	29	87	78
Interest expense	(66)	(56)	(194)	(163)
Foreign exchange gain	7	3	35	10
Other income (expense)—net	3	11	7	16

Income from operations before income tax	203	164	292	491
Income tax (expense) benefit	(25)	18	(33)	(78)

Income from operations after tax	178	182	259	413
Minority interest	(19)	(22)	(38)	(59)
Equity in earnings of affiliates	10	10	36	27

Net income	$169	$170	$257	$381

Earnings per common share—basic (Note 15):
Net income per share	$1.41	$1.53	$2.15	$3.43

Earnings per common share—diluted (Note 15):
Net income per share	$1.40	$1.41	$2.13	$3.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(United States Dollars in Millions, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$287	$354
Trade accounts receivable (less allowance of $219 and $180)	2,008	1,702
Inventories (Note 3)	3,430	2,769
Deferred income taxes	100	102
Other current assets (Note 5)	1,979	1,637

Total current assets	7,804	6,564
Property, plant and equipment, net	3,165	2,900
Goodwill (Note 6)	189	176
Other intangible assets	123	132
Investments in affiliates	637	585
Deferred income taxes	569	462
Other non-current assets	734	627

Total assets	$13,221	$11,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$771	$411
Current portion of long-term debt	156	178
Trade accounts payable	2,008	1,803
Deferred income taxes	41	38
Other current liabilities (Note 7)	1,313	1,187

Total current liabilities	4,289	3,617
Long-term debt	3,114	2,557
Deferred income taxes	146	145
Other non-current liabilities	577	576
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	381	325
Shareholders' equity:
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2006—119,733,965 shares, 2005—119,184,696 shares	1	1
Additional paid-in capital	2,688	2,630
Retained earnings	2,110	1,907
Accumulated other comprehensive loss	(85)	(312)

Total shareholders' equity	4,714	4,226

Total liabilities and shareholders' equity	$13,221	$11,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(United States Dollars in Millions)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$257	$381
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(93)	(177)
Impairment of assets	20	—
Bad debt expense	35	24
Depreciation, depletion and amortization	239	201
Increase (decrease) in allowance for recoverable taxes	1	(27)
Deferred income taxes	(50)	(80)
Minority interest	38	59
Equity in earnings of affiliates	(36)	(27)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(236)	(99)
Inventories	(551)	(216)
Prepaid commodity purchase contracts	(111)	(60)
Secured advances to suppliers	258	148
Trade accounts payable	113	(68)
Advances on sales	(54)	39
Unrealized net (gain) loss on derivative contracts	(124)	74
Accrued liabilities	30	7
Other—net	(284)	(229)

Net cash used for operating activities	(548)	(50)

INVESTING ACTIVITIES
Payments made for capital expenditures	(315)	(342)
Investments in affiliates	(68)	(2)
Business acquisitions (net of cash acquired) and payments for intangible assets	(29)	(29)
Return of capital from affiliate	13	7
Related party loans	19	13
Proceeds from sale of investments	11	—
Proceeds from disposal of property, plant and equipment	8	10

Net cash used for investing activities	(361)	(343)

FINANCING ACTIVITIES
Net change in short-term debt	339	11
Proceeds from long-term debt	761	1,195
Repayment of long-term debt	(213)	(845)
Proceeds from sale of common shares	11	12
Dividends paid to shareholders	(54)	(46)
Dividends paid to minority interest	(16)	(51)

Net cash provided by financing activities	828	276

Effect of exchange rate changes on cash and cash equivalents	14	11

Net decrease in cash and cash equivalents	(67)	(106)
Cash and cash equivalents, beginning of period	354	432

Cash and cash equivalents, end of period	$287	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from Bunge's audited financial statements at that date. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Bunge's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R). See Note 14 of the notes to the condensed consolidated financial statements.

          Reclassifications—In the three months ended September 30, 2006, Bunge corrected its classification of interest on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification increased cost of goods sold and net sales by $17 million and $22 million in the three months ended September 30, 2006 and 2005, respectively, and $62 million and $75 million in the nine months ended September 30, 2006 and 2005, respectively. The correction does not affect gross profit, segment operating profit or net income. During the nine months ended September 30, 2006, certain earnings on investments in affiliates were reclassified from other income (expense)—net to equity earnings in affiliates in the condensed consolidated statements of income. In addition, certain product lines were reclassified from the agribusiness segment to the edible oil products segment. As a result, amounts in Bunge's condensed consolidated statements of income and segment results for the three and nine months ended September 30, 2005 have been reclassified to conform to the current period presentation.

2.    NEW ACCOUNTING STANDARDS

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires utilizing a "dual-approach" to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the SAB 108 guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. Bunge is currently evaluating the impact the adoption of SAB 108 will have on its consolidated financial statements.

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity, which sponsors defined postretirement benefit plans, to: a) recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    NEW ACCOUNTING STANDARDS (continued)

  status or a liability for a plan's underfunded status, b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public companies. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Bunge will recognize the funded status of its defined benefit postretirement plans and provide the required disclosures as of its December 31, 2006 fiscal year end. Bunge is currently evaluating the provisions of SFAS No. 158 to determine the potential impact the adoption will have on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Bunge is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

          In July 2006, the FASB issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for Bunge on January 1, 2007. Bunge is currently evaluating FIN 48 and FSP FAS 13-2 to determine the potential impact, if any, these standards will have on its consolidated financial statements. Prior periods will not be restated as a result of these required accounting changes.

          In April 2006, the FASB issued FSP FIN No. 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), which addresses certain implementation issues related to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FSP FIN No. 46(R)-6 is to be applied prospectively by a company to all entities with which a company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a consideration event has occurred beginning the first day of the first reporting period beginning after June 2006. Retrospective application to the date of the initial application is permitted but not required; however, if elected, it must be completed no later than the end of the first annual reporting period ending after July 15, 2006. Bunge has elected to apply FSP FIN No. 46(R)-6 prospectively and has determined that there is no material impact to Bunge's consolidated financial statements as a result of this application.

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Bunge is currently evaluating SFAS No. 156 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    NEW ACCOUNTING STANDARDS (continued)

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Bunge is currently evaluating SFAS No. 155 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

3.    INVENTORIES

          Inventories consist of the following:

(US$ in millions)	September 30, 2006	December 31, 2005
Agribusiness—Readily marketable inventories at market value(1)	$2,121	$1,534
Fertilizer	581	421
Edible oils	274	375
Milling	55	73
Other(2)	399	366

Total	$3,430	$2,769

  (1)
  Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

  (2)
  Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    INVESTMENTS IN AFFILIATES

          During the nine months ended September 30, 2006, Bunge made investments in its unconsolidated affiliates, which consisted primarily of a $16 million cash acquisition of 25% of the outstanding shares of a company engaged in the production of edible oil products in Russia and a $35 million investment in Bunge's existing Brazilian port terminal joint ventures. Bunge accounts for these investments under the equity method.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	September 30, 2006	December 31, 2005
Prepaid commodity purchase contracts	$208	$93
Secured advances to suppliers	428	635
Unrealized gain on derivative contracts	486	196
Recoverable taxes	222	216
Marketable securities	9	9
Other	626	488

Total	$1,979	$1,637

6.    GOODWILL

          At September 30, 2006, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2005	$155	$13	$8	$176
Acquired goodwill(1)	11	2	—	13
Foreign exchange translation	13	—	—	13
Tax benefit on goodwill amortization(2)	(13)	—	—	(13)

Balance, September 30, 2006	$166	$15	$8	$189

  (1)
  During the nine months ended September 30, 2006, Bunge acquired two soybean crushing and refining businesses in China for approximately $23 million in cash. As a result of these acquisitions, Bunge recognized $11 million as goodwill, which it allocated to its agribusiness segment.

  (2)
  Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.    OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	September 30, 2006	December 31, 2005
Accrued liabilities	$647	$669
Unrealized loss on derivative contracts	402	264
Advances on sales	148	202
Other	116	52

Total	$1,313	$1,187

8.    IMPAIRMENT AND RESTRUCTURING CHARGES

          Impairment—In the nine months ended September 30, 2006, Bunge recorded a pretax non-cash impairment charge of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three less efficient oilseed processing, refining and bottling facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land and equipment at these three facilities were determined with the assistance of a third-party valuation. Bunge has recorded these impairment charges in cost of goods sold in the condensed consolidated statements of income for the nine months ended September 30, 2006.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    IMPAIRMENT AND RESTRUCTURING CHARGES (continued)

          Restructuring—In the nine months ended September 30, 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the nine months ended September 30, 2006 related to termination benefit obligations associated with approximately 400 plant employees and the environmental expense related to the closure of the three oilseed processing, refining and bottling facilities noted above. In the fertilizer segment, termination costs for the nine months ended September 30, 2006 related to the termination of approximately 100 administrative employees in connection with Bunge's cost reduction programs. These restructuring costs were associated with Bunge's 2005 corporate restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs is provided by cash flows from operations. All termination benefit obligations were paid as of September 30, 2006. The environmental costs are accrued in other non-current liabilities in the condensed consolidated balance sheet at September 30, 2006. The restructuring and environmental costs for the agribusiness segment were recorded in cost of goods sold and the restructuring costs for the fertilizer segment were recorded in selling, general and administrative expense in the condensed consolidated statement of income for the nine months ended September 30, 2006.

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

          The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of September 30, 2006, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable rates to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

          During the three months ended June 30, 2006, Bunge entered into various interest rate swap agreements with a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with $200 million principal amount of 5.875% senior notes due 2013. In the three months ended September 30, 2006, Bunge terminated these interest rate swap agreements and recognized a settlement gain on the termination of approximately $3 million. This gain will be amortized to earnings over the remaining life of the 5.875% senior notes due 2013. Bunge had accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2006.

	Maturity				Fair Value Loss September 30, 2006
(US$ in millions)
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(45)
Weighted average variable rate payable(1)	6.031%	6.502%	5.577%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

  (1)
  Interest is payable in arrears based on six-month LIBOR plus a spread.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    LONG-TERM DEBT AND FINANCIAL INSTRUMENTS (continued)

          Bunge recognized approximately $3 million and $12 million of interest expense in the condensed consolidated statement of income in the three months and nine months ended September 30, 2006, respectively, relating to its outstanding interest rate swap agreements.

          Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, during the nine months ended September 30, 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales in the condensed consolidated statement of income for the three and nine months ended September 30, 2006. As of September 30, 2006, approximately $250 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in October 2006 through December 2007. At September 30, 2006, the fair value of contracts expected to settle within the next 18 months, which is recorded in other current assets, approximated $6 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $4 million, net of income taxes, as of September 30, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $2 million, net of tax, expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

          In connection with Bunge's commodities activities, Bunge enters into ocean freight derivatives to manage its exposure to ocean freight price volatility. The ocean freight derivatives are recognized in other current assets and liabilities in the consolidated balance sheets at fair value. In the three months ended September 30, 2006, a substantial portion of these ocean freight derivatives were designated as fair value hedges of Bunge's unrecognized firm commitment to purchase time on ocean freight vessels in accordance with SFAS No. 133. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded currently in cost of goods sold. There was no net gain or loss recognized in the condensed consolidated statement of income for the three and nine months ended September 30, 2006 due to hedge ineffectiveness.

10.    RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily The Solae Company and its other North American joint ventures), which totaled $113 million and $135 million for the three months ended September 30, 2006 and 2005, respectively, and $259 million and $332 million for the nine months ended September 30, 2006 and 2005, respectively. Bunge also sold soybean commodity products and other commodity products to its North American and certain European joint ventures, which totaled $46 million and $58 million for the three months ended September 30, 2006 and 2005, respectively, and $99 million and $96 million for the nine months ended September 30, 2006 and 2005, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
(US$ in millions)
	2006	2005	2006	2005
Service cost	$3	$3	$9	$7
Interest cost	5	5	15	13
Expected return on plan assets	(5)	(4)	(15)	(12)
Recognized prior service cost	—	—	1	1
Recognized net loss	1	1	2	2

Net periodic benefit cost	$4	$5	$12	$11

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
(US$ in millions)
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	—	—	1	1
Expected return on plan assets	—	—	—	—
Recognized net loss	—	—	—	—

Net periodic benefit cost	$—	$—	$1	$1

          During the nine months ended September 30, 2006 and 2005, Bunge made contributions to its defined benefit pension plans totaling approximately $7 million in each period. During the nine months ended September 30, 2006 and 2005, Bunge made contributions to its postretirement healthcare benefit plans totaling approximately $2 million and $1 million, respectively.

12.    COMMITMENTS AND CONTINGENCIES

          Bunge is party to a number of claims and lawsuits, primarily tax and labor claims in Brazil, arising out of the normal course of business. After taking into account liabilities recorded for all of the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities as of September 30, 2006 and December 31, 2005 are the following accrued liabilities:

(US$ in millions)	September 30, 2006	December 31, 2005
Tax claims	$159	$173
Labor claims	82	95
Civil and other claims	77	70

Total	$318	$338

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including primarily value-added tax claims (ICMS, IPI, PIS and COFINS, of which PIS and COFINS are used by the Brazilian government to fund social contribution programs). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

          Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

          Guarantees—Bunge has issued or was a party to the following guarantees at September 30, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$59
Unconsolidated affiliates financing(2)	22
Customer financing(3)	135

Total	$216

  (1)
  Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at September 30, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

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

  (3)
  Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions Bunge would be required to perform under the guarantees. At September 30, 2006, $57 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at September 30, 2006.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

          Several of Bunge's Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of the subsidiary's claim against Eletrobrás. In the three months ended September 30, 2006, upon court approval, Bunge received payment of $6 million in partial settlement related to this claim. Although Bunge expects to receive up to $45 million upon final settlement, based on its subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims made by Bunge's other Brazilian subsidiaries are also pending in the Brazilian courts.

          In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its 100% owned subsidiaries. Bunge's senior notes, issued by its 100% owned finance subsidiary, Bunge Limited Finance Corp., are fully and unconditionally guaranteed by Bunge. The debt under these guarantees had a carrying amount of $3,117 million at September 30, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2006. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other Bunge subsidiary to transfer funds to Bunge.

          Also, certain of Bunge's subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $65 million as of September 30, 2006, of which there was approximately $4 million outstanding as of such date.

13.    COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2006	2005	2006	2005
Net income	$169	$170	$257	$381
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax (expense) benefit $0 and $0 (2006), $0 and $0 (2005)	(11)	133	221	287
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax benefit of $0 and $5 (2006), $3 and $7 (2005)	—	(6)	(8)	(12)
Unrealized gain (loss) on securities, net of tax expense of $1 (2006)	—	—	3	—
Reclassification of realized losses to net income, net of tax benefit of $2 and $7 (2006), $3 and $3 (2005)	3	6	11	6

Total comprehensive income	$161	$303	$484	$662

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

          Effective January 1, 2006, Bunge adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the nine months ended September 30, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

          As a result of adopting SFAS No. 123R on January 1, 2006, stock option compensation cost recognized during the nine months ended September 30, 2006 was $7 million before income taxes. In addition, Bunge recorded a reversal in the amount of $6 million during the nine months ended September 30, 2006, related to its restricted stock unit compensation cost that resulted from non-achievement of segment operating profit targets at certain operating companies. The related aggregate tax benefit was approximately $2 million for the nine months ended September 30, 2006.

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

          The following table sets forth the effect on net income and earnings per share had Bunge recognized compensation cost upon the fair value on the date of grant of stock options and restricted stock units, in accordance with SFAS No. 123, as amended by SFAS No. 148, for the three and nine months ended September 30, 2005.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   SHARE-BASED COMPENSATION (continued)

(US$ in millions, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$170	$381
Deduct: total stock-based compensation expense, net of related tax effects	(2)	(6)

Pro forma net income	$168	$375

Earnings per common share:
Basic - as reported	$1.53	$3.43

Basic - pro forma	$1.51	$3.38

Diluted - as reported(1)	$1.41	$3.18

Diluted - pro forma(1)	$1.40	$3.13

    (1)
    The numerator for the calculation of diluted pro forma earnings per share in the three months ended September 30, 2005 was adjusted by $1 million and for the nine months ended September 30, 2005 was adjusted by $3 million for interest expense related to the Bunge's 3.75% convertible notes due 2022, which were redeemed in November 2005.

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

Assumptions:	September 30, 2006	December 31, 2005
Expected option term (in years)	5.25-6.00	6.00
Expected dividend yield	1.04%-1.05%	1.15%
Expected volatility	27%-28%	32%
Risk-free interest rate	4.61%-4.89%	4.04%

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          A summary of option activity under the plans as of September 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(US$ in millions)
Outstanding at January 1, 2006	3,651,490	$29.72
Granted	880,400	$56.92
Exercised	(450,569)	$24.23
Forfeited or expired	(21,151)	$51.54

Outstanding at September 30, 2006	4,060,170	$36.11	7.06	$87

Exercisable at September 30, 2006	2,614,162	$26.86	6.05	$80

          The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $17.38. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $15 million. The excess tax benefit classified as a financing cash flow for the nine months ended September 30, 2006 was not significant.

          As of September 30, 2006, there was $15 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors' Plan which will be recognized over the next three years.

          A summary of Bunge's restricted stock units as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2006(1)	1,097,944	$41.84
Granted	438,204	$56.15
Vested/issued(2)	(98,700)	$52.63
Forfeited/expired(2)	(140,329)	$52.02

Restricted stock units at September 30, 2006(1)	1,297,119	$49.71

  (1)
  Excludes accrued unvested corresponding dividends, which are payable upon vesting in Bunge's common shares. As of September 30, 2006, there were 12,985 unvested corresponding dividends accrued. Accrued unvested corresponding dividends were revised due to non-achievement of performance targets.

  (2)
  During the nine months ended September 30, 2006, Bunge issued 98,700 common shares including common shares representing accrued corresponding dividends, with a weighted-average fair value of $52.63 per share. During the nine months ended September 30, 2006, Bunge canceled 103,350 shares, respectively, in lieu of cash settlement at $51.00 per share, related to performance-based restricted stock unit awards that had vested.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    SHARE-BASED COMPENSATION (continued)

          At September 30, 2006, there was approximately $28 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan which will be recognized over the next three to four years. The total fair value of restricted stock units vested and issued during the nine months ended September 30, 2006 was approximately $5 million.

          Common Shares Reserved for Share-Based Awards—At September 30, 2006, Bunge has reserved 11,973,397 and 598,670 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors' Plan, respectively. At September 30, 2006, 4,079,009 and 94,170 common shares were available for grant under the Equity Incentive Plan and Directors' Plan, respectively. The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance pursuant to awards under these plans. Therefore, the number of shares reserved under these plans will increase as the number of Bunge's total issued and outstanding common shares increases.

15.    EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible notes, if dilutive. Approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006. Approximately 1 million stock options and restricted stock units were not dilutive and not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, prior to the redemption of these notes in November 2005, Bunge accounted for the effects of its 3.75% convertible notes due 2022 (convertible notes) issued by its 100% owned finance subsidiary, Bunge Limited Finance Corp., on its diluted earnings per share computation using the if-converted method. Under this method, the convertible notes were assumed to be converted and the interest expense, net of tax related to the convertible notes was added back to earnings.

          The computation of diluted earnings per common share for the three and nine months ended September 30, 2005 includes the weighted-average common shares that would have been issuable upon conversion of Bunge's convertible notes during the period. In November 2005, substantially all holders of the remaining $242 million principal amount of the convertible notes then outstanding converted their notes into an aggregate of 7,532,542 shares prior to the redemption date of the notes. In total 7,777,927 shares were issued by Bunge upon conversion of the $250 million total aggregate principal amount of the convertible notes. The conversion rate for these notes was 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represented a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following the conversion.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    EARNINGS PER SHARE (continued)

          The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)
	2006	2005	2006	2005
Net income—basic	$169	$170	$257	$381
Interest on convertible notes, net of tax	—	1	—	3

Net income—diluted	$169	$171	$257	$384

Weighted average number of common shares outstanding:
Basic	119,678,573	111,361,292	119,482,420	111,035,635
Effect of dilutive shares:
—Stock options and awards	1,126,177	1,965,265	1,277,885	2,091,717
—Convertible notes	—	7,656,031	—	7,735,701

Diluted	120,804,750	120,982,588	120,760,305	120,863,053

Net income per share:
Basic	$1.41	$1.53	$2.15	$3.43

Diluted	$1.40	$1.41	$2.13	$3.18

16.    INCOME TAX

          Income tax expense in the three and nine months ended September 30, 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the Foreign Sales Corporation/Extraterritorial Income Exclusion provision of the U.S. Internal Revenue Code.

          In addition, at September 30, 2006 Bunge recognized, upon completion of its 2005 U.S. tax return, a tax benefit of $49 million and a corresponding deferred tax asset relating to the difference between the face value of Bunge's November 2005 redemption of its convertible notes and the fair market value of Bunge Limited common shares on the date of the redemption. In addition, Bunge recorded a deferred tax valuation allowance of $24 million related to this transaction. The income tax benefit and the associated valuation allowance were recorded in additional paid in capital in the condensed consolidated balance sheet in accordance with SFAS No. 109, Accounting for Income Taxes and APB No. 9, Reporting the Results of Operations.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    SEGMENT INFORMATION

          In the three months ended September 30, 2006, Bunge corrected its classification of interest on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification increased cost of goods sold and net sales by $17 million and $22 million in the three months ended September 30, 2006 and 2005, respectively, and $62 million and $75 million in the nine months ended September 30, 2006 and 2005, respectively. The correction does not affect gross profit, segment operating profit or net income.

          During the three and nine months ended September 30, 2006, Bunge reclassified certain product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the three and nine months ended September 30, 2005 have been reclassified to conform to the current period presentation.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
Three months ended September 30, 2006
Net sales to external customers	$4,885	$883	$955	$242	$—	$6,965
Intersegment revenues	546	—	27	4	(577)	—
Gross profit	254	114	85	32	—	485
Foreign exchange gain (loss)	(2)	(3)	(1)	—	13	7
Interest income	7	13	1	—	8	29
Interest expense	(53)	(5)	(6)	(2)	—	(66)
Segment operating profit	72	67	26	14	—	179
Depreciation, depletion and amortization	$(31)	$(33)	$(14)	$(4)	$—	$(82)
Three months ended September 30, 2005
Net sales to external customers	$4,200	$946	$879	$223	$—	$6,248
Intersegment revenues	519	—	17	5	(541)	—
Gross profit	199	107	69	32	—	407
Foreign exchange gain (loss)	9	(4)	—	1	(3)	3
Interest income	7	15	1	—	6	29
Interest expense	(41)	(6)	(7)	(1)	(1)	(56)
Segment operating profit	67	60	8	16	—	151
Depreciation, depletion and amortization	$(27)	$(27)	$(12)	$(4)	$—	$(70)
Nine months ended September 30, 2006
Net sales to external customers	$13,590	$1,684	$2,603	$714	$—	$18,591
Intersegment revenues	1,561	—	67	13	(1,641)	—
Gross profit	513	201	245	98	—	1,057
Foreign exchange gain (loss)	(20)	38	2	—	15	35
Interest income	20	44	2	2	19	87
Interest expense	(139)	(28)	(22)	(5)	—	(194)
Segment operating profit (loss)	18	114	71	48	—	251
Depreciation, depletion and amortization	$(91)	$(97)	$(40)	$(11)	$—	$(239)
Nine months ended September 30, 2005
Net sales to external customers	$12,773	$1,780	$2,440	$631	$—	$17,624
Intersegment revenues	1,478	—	62	12	(1,552)	—
Gross profit	647	274	204	94	—	1,219
Foreign exchange gain (loss)	35	(20)	1	(1)	(5)	10
Interest income	19	38	3	1	17	78
Interest expense	(100)	(29)	(26)	(4)	(4)	(163)
Segment operating profit	279	106	31	51	—	467
Depreciation, depletion and amortization	$(78)	$(76)	$(37)	$(10)	$—	$(201)

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited))

17.    SEGMENT INFORMATION (continued)

          A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2006	2005	2006	2005
Income from operations before income tax	$203	$164	$292	$491
Unallocated (income) expense—net(1)	(24)	(13)	(41)	(24)

Total segment operating profit	$179	$151	$251	$467

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2006 Overview

        The European and North American harvests begin in August and September, respectively. The third quarter typically represents a higher level of grain origination activity in our South American operations and reduced oilseed processing activities in North America and Europe as the supply of grains and oilseeds harvested the previous year are reduced.

        Our agribusiness segment results for the third quarter of 2006 were higher than in the same period last year primarily due to higher margins in South America. Global prices for agricultural commodities increased during the quarter in response to higher demand. Cost savings from prior restructuring actions reduced the effects of a stronger Brazilian real on local currency operating costs when translated into U.S. dollars. The closure of five oilseed processing facilities over the last 12 months in Brazil has resulted in improved capacity utilization. The Brazilian government's financial assistance program to soybean farmers has helped stimulate farmer selling of soybeans in Brazil. Oilseed processing margins improved in Argentina as the industry reduced the volumes of soybeans processed from earlier in 2006.

        Other factors that contributed to improvement in agribusiness results were increased demand for vegetable oil for use in biofuel production.

        Our fertilizer results for the third quarter of 2006 increased from the third quarter of 2005 due to increased margins and improved foreign currency exchange results due to our hedging of the effects of a stronger Brazilian real on margins and expenses. The third and fourth quarters historically include the highest concentration of fertilizer sales. Improvements in inventory management in anticipation of lower sales volumes in 2006 compared to 2005 and cost reduction measures also benefited results. Our fertilizer segment inventories were $581 million at September 30, 2006 and $712 million at September 30, 2005.

        Our edible oil products segment results for the third quarter of 2006 increased due to higher volumes and improved margins in Europe. European margins benefited from lower seed costs, better distribution and brand positioning. Edible oil product results in Brazil were also strong due to higher volumes, which more than offset weaker results in North America.

        Milling products segment results declined from last year's strong performance due to lower margins and volumes in corn milling. Wheat milling benefited from higher volumes and margins.

Segment Results

        In the first quarter of 2006, we reclassified certain edible oil product lines from the agribusiness segment to the edible oil products segment. Also, in our condensed consolidated statements of income, we reclassified certain earnings on investments in affiliates from other income (expense)—net to equity earnings in affiliates. As a result, amounts in our segment results and condensed consolidated statements of income for the three and nine months ended September 30, 2005 have been reclassified to conform to the current period presentation.

        In the third quarter of 2006, we corrected our classification of interest on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification was to increase cost of goods sold and net sales by $17 million and $22 million in the three months ended September 30, 2006 and 2005, respectively, and $62 million and $75 million in the nine months ended September 30, 2006 and 2005, respectively. The correction does not affect gross profit, segment operating profit or net income.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2006	2005	Change	2006	2005	Change
Volumes (in thousands of metric tons):
Agribusiness	24,508	23,509	4%	72,317	73,964	(2)%
Fertilizer	4,069	4,125	(1)%	7,657	7,781	(2)%
Edible oil products	1,180	1,124	5%	3,255	3,150	3%
Milling products	995	966	3%	2,962	2,895	2%

Total	30,752	29,724	3%	86,191	87,790	(2)%

Net sales:
Agribusiness	$4,885	$4,200	16%	$13,590	$12,773	6%
Fertilizer	883	946	(7)%	1,684	1,780	(5)%
Edible oil products	955	879	9%	2,603	2,440	7%
Milling products	242	223	9%	714	631	13%

Total	$6,965	$6,248	11%	$18,591	$17,624	5%

Cost of goods sold:
Agribusiness	$(4,631)	$(4,001)	16%	$(13,077)	$(12,126)	8%
Fertilizer	(769)	(839)	(8)%	(1,483)	(1,506)	(2)%
Edible oil products	(870)	(810)	7%	(2,358)	(2,236)	5%
Milling products	(210)	(191)	10%	(616)	(537)	15%

Total	$(6,480)	$(5,841)	11%	$(17,534)	$(16,405)	7%

Gross profit:
Agribusiness	$254	$199	28%	$513	$647	(21)%
Fertilizer	114	107	7%	201	274	(27)%
Edible oil products	85	69	23%	245	204	20%
Milling products	32	32	—%	98	94	4%

Total	$485	$407	19%	$1,057	$1,219	(13)%

Selling, general and administrative expenses:
Agribusiness	$(134)	$(107)	25%	$(356)	$(322)	11%
Fertilizer	(52)	(52)	—%	(141)	(157)	(10)%
Edible oil products	(53)	(56)	(5)%	(156)	(151)	3%
Milling products	(16)	(15)	7%	(47)	(39)	21%

Total	$(255)	$(230)	11%	$(700)	$(669)	5%

Foreign exchange gain (loss):
Agribusiness	$(2)	$9		$(20)	$35
Fertilizer	(3)	(4)		38	(20)
Edible oil products	(1)	1		2	1
Milling products	—	—		—	(1)

Total	$(6)	$6		$20	$15

Interest income:
Agribusiness	$7	$7	—%	$20	$19	5%
Fertilizer	13	15	(13)%	44	38	16%
Edible oil products	1	1	—%	2	3	(33)%
Milling products	—	—	—%	2	1	100%

Total	$21	$23	(9)%	$68	$61	11%

Interest expense:
Agribusiness	$(53)	$(41)	29%	$(139)	$(100)	39%
Fertilizer	(5)	(6)	(17)%	(28)	(29)	(3)%
Edible oil products	(6)	(7)	(14)%	(22)	(26)	(15)%
Milling products	(2)	(1)	100%	(5)	(4)	25%

Total	$(66)	$(55)	20%	$(194)	$(159)	22%

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2006	2005	Change	2006	2005	Change
Segment operating profit:
Agribusiness	$72	$67	7%	$18	$279	(94)%
Fertilizer	67	60	12%	114	106	8%
Edible oil products	26	8	225%	71	31	129%
Milling products	14	16	(13)%	48	51	(6)%

Total(1)	$179	$151	19%	$251	$467	(46)%

Depreciation, depletion and amortization:
Agribusiness	$31	$27	15%	$91	$78	17%
Fertilizer	33	27	22%	97	76	28%
Edible oil products	14	12	17%	40	37	8%
Milling products	4	4	—%	11	10	10%

Total	$82	$70	17%	$239	$201	19%

Net income	$169	$170	(1)%	$257	$381	(33)%

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

          Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2006	2005	2006	2005
Income from operations before income tax	$203	$164	$292	$491
Unallocated expenses—net(1)	(24)	(13)	(41)	(24)

Total segment operating profit	$179	$151	$251	$467

  (1)
  Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 16% due to higher average selling prices for agricultural commodity products and a 4% increase in volumes. Volumes increased primarily in South America as a result of the implementation of a soybean farmer financial assistance program by the Brazilian government, which stimulated farmer selling. The increase in volumes in Brazil was partially offset by lower volumes in Argentina due to lower corn and wheat harvests and in the United States due to delays in the harvest.

        Cost of goods sold increased 16% primarily due to higher raw material and freight costs and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. Freight costs increased due to a volatile freight market during the quarter. The average Brazilian real-U.S. dollar exchange rate was 8% higher in the third quarter of 2006 compared to the third quarter of 2005. Partially offsetting the increase in cost of goods sold were reductions in expenses as a result of prior period restructuring actions. Gross profit increased 28% primarily due to higher volumes and margins in Brazil and higher margins in Argentina.

        Selling, general and administrative expenses (SG&A) increased 25% primarily due to higher bad debt expenses, increased employee-related costs and the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. This increase was partially offset by a $4 million partial settlement of our litigation in Brazil against Centrais Elêtricias Brasileiras S.A. (Eletrobrás) and a decrease in compensation expense as a result of the reduction in our workforce in Brazil during the fourth quarter of last year and the first quarter of 2006.

        Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 29% primarily due to increases in short-term interest rates and higher average borrowings.

        Segment operating profit increased 7% primarily due to higher gross profit. In December 2005, we combined our biodiesel assets in Europe with Diester Industrie's biodiesel assets to form a new company called Diester Industries International S.A. (DII), of which we own 40%. During 2006, our share of the results of DII is included in equity in earnings of affiliates.

        Fertilizer Segment.    Fertilizer segment net sales decreased 7% primarily due to a 1% decrease in volumes. The decline in retail sales volumes was partially offset by increases in sales of raw material products. In addition, lower average retail selling prices due to lower international prices for potash contributed to the decline in net sales.

        Cost of goods sold decreased 8% primarily due to the restructuring programs initiated in the fourth quarter of 2005, partially offset by higher operating and depreciation expenses attributable to the expansion of our phosphate production capacity, which began production in the first quarter of 2006, and higher costs primarily due to the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the third quarter of 2005.

        Gross profit increased 7% primarily due to a reduction in cost of goods sold resulting from our restructuring efforts.

        SG&A was flat primarily due to a reduction in bad debt expense and lower expenses resulting from a workforce reduction earlier in the year. Offsetting the decrease were higher costs due to the impact of the stronger Brazilian real.

        Segment operating profit increased 12% primarily due to the increase in gross profit and foreign exchange gains from our program to hedge the negative impact of results of a stronger Brazilian real on cost of goods sold and SG&A.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 9% due to higher average selling prices and increases in volumes in most regions, especially in Europe and Brazil. Higher average selling prices were caused by a better product mix in offering non-trans-fat or reduced trans-fat products in North America. The increase in volumes was largely driven by increased demand for refined vegetable oil from the biodiesel industry in Europe. Our European operations also benefited from the consolidation of an acquisition in Poland, which was previously accounted for on the equity method of accounting.

        Cost of goods sold increased 7% due to the 5% increase in volumes partially offset by lower raw material costs in Europe. Gross profit increased 23% primarily due to higher profitability in Brazil and Europe, offset by lower results in North America. Overall improved distribution and brand positioning also contributed to the improvement in gross profit.

        SG&A decreased 5% primarily due to lower advertising expenses and from a $2 million partial litigation settlement in Brazil partially offset by increases resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars.

        Segment operating profit increased 225% primarily due to improved profitability in Europe and Brazil.

        Milling Products Segment.    Milling products segment net sales increased 9% primarily due to a 3% increase in volumes driven by higher wheat milling product sales. Higher average selling prices for wheat milling products were offset by lower average corn milling product prices.

        Cost of goods sold increased 10% primarily due to the increase in volumes, higher raw material costs, higher energy costs and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit was flat as higher volumes and margins in wheat milling products were offset by volume and margin declines in corn milling products. SG&A increased 7% primarily due to the effects of a stronger Brazilian real.

        Segment operating profit decreased 13% from last year's strong performance as a result of the increases in SG&A.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended September 30,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$29	$29	—%
Interest expense	(66)	(56)	18%
Foreign exchange gains	7	3

        Interest expense increased 18% primarily due to higher short-term interest rates and higher average debt balances. During the third quarter of 2006, the values of the major foreign currencies in which Bunge operates versus the U.S. dollar were relatively stable. As a result, foreign exchange results were not significant.

        Other Income (Expense)—net.    Other income (expense)—net decreased $8 million to $3 million in the third quarter of 2006 from income of $11 million in the third quarter of 2005. The third quarter of 2005 included a gain on an interest rate derivative contract and a gain on the sale of long-lived assets.

        Income Tax (Expense) Benefit.    We recognized an income tax expense of $25 million for the third quarter of 2006 versus an income tax benefit of $18 million in the third quarter of 2005. Income tax expense for the third quarter of 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the Foreign Sales Corporation/Extraterritorial Income Exclusion provision of the U.S. Internal Revenue Code. Excluding this item, the effective tax rate for the three months ended September 30, 2006 was 2%. Income tax expense for the three months ended September 30, 2005 included a $38 million reduction in our deferred tax valuation allowances. Excluding this item, the effective tax rate for the three months ended September 30, 2005 was 12%.

        The decline in the income tax expense was primarily due to a reduction in income from operations before income tax for the nine months September 30, 2006 of $199 million compared to the same period in 2005. Most of the decline in income from operations before income tax occurred in subsidiaries that are in jurisdictions with higher income tax rates. In addition, higher earnings in lower tax jurisdictions and the 2005 legal restructuring of our Brazilian subsidiaries also contributed to the lower effective tax rate in 2006.

        Minority Interest.    Minority interest expense decreased $3 million to $19 million in the third quarter of 2006 from $22 million in the third quarter of 2005 primarily due to lower earnings from our non-wholly owned subsidiaries.

        Net Income.    Net income decreased $1 million to $169 million in the third quarter of 2006 from $170 million in the third quarter of 2005. Net income for the third quarter of 2006 includes a litigation settlement gain of $4 million, net of tax, $1 million of expense, net of tax, relating to the incremental share-based compensation cost as a result of the adoption of SFAS No. 123R, Share-Based Payment (SFAS No. 123R) and an income tax expense of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005. Net income for the third quarter of 2005 included a $38 million reduction of deferred tax asset valuation allowances and $5 million, net of tax, of gains on sales of long-lived assets.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 6% due to higher average selling prices for agricultural commodity products. The increase in average selling prices was partially offset by a 2% decrease in volumes. Volumes decreased primarily in North America and in southern Europe. Volumes decreased from the prior year in Brazil but improved during the third quarter of 2006 as a result of the implementation of a soybean farmer financial assistance program by the Brazilian government which stimulated farmer selling. Volumes declined in Argentina due to lower origination margins in part related to the reduced corn and wheat crops caused by a drought and excess oilseed processing capacity. Volumes in southern Europe declined primarily due to weak demand caused by local outbreaks of avian influenza.

        Cost of goods sold increased 8% primarily due to higher raw material costs, freight costs, increased energy costs primarily in North America and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate appreciated 14% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In addition, the nine months ended September 30, 2006 included impairment and restructuring charges of $20 million and the nine months ended September 30, 2005 included a $27 million decrease in allowances for recoverable taxes and a $14 million reversal for a transactional tax provision due to a favorable tax ruling.

        Gross profit decreased 21% primarily due to lower volumes in Brazil and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        SG&A increased 11% primarily due to increases in bad debt expenses and from the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars and increases in variable compensation expenses.

        Foreign exchange losses in the nine months ended September 30, 2006 resulted primarily from volatility in the value of the Brazilian real during the nine-month period relative to the U.S. dollar, which resulted in exchange losses of $20 million on the net U.S. dollar-denominated monetary liability position of our Brazilian agribusiness segment subsidiaries. At September 30, 2005, the Brazilian real had appreciated 19% in value against the U.S. dollar compared to values at December 31, 2004, resulting in exchange gains of $35 million.

Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 39% primarily due to increases in short-term interest rates and higher average borrowings.

        Segment operating profit decreased 94% primarily due to lower gross profit, higher SG&A, foreign exchange losses and higher interest expense.

        Fertilizer Segment.    Fertilizer segment net sales decreased 5% primarily due to a 2% decrease in volumes as soybean farmers held back purchases of retail products due to credit constraints. The decline in retail sales volumes was partially offset by increases in sales of raw material products. In addition, average selling prices were lower due to lower international prices for potash.

        Cost of goods sold decreased 2% primarily due to lower volumes and the restructuring programs initiated in the fourth quarter of 2005 partially offset by higher operating and depreciation expenses attributable to the expansion of our phosphate mining capacity which began production in the first quarter of 2006, and higher costs primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the third quarter of 2005. Cost of goods sold in the nine months ended September 30, 2005 was reduced as a result of $28 million of value-added tax credits relating to taxes we paid in prior periods.

        Gross profit decreased by 27% primarily due to lower sales volumes, higher operating and depreciation expenses and higher costs due to the impact of a stronger Brazilian real.

        SG&A decreased 10% primarily due to a reversal of a Brazilian social contribution tax provision of $12 million resulting from a favorable court ruling and lower expenses resulting from a workforce reduction we made earlier in the year. Partially offsetting the decrease were higher costs due to the impact of the stronger Brazilian real. Included in SG&A in the nine months ended September 30, 2006 were $2 million of restructuring charges relating to a workforce reduction.

        Foreign exchange results for the nine months ended September 30, 2006 included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A.

        Segment operating profit increased 8% primarily due to lower SG&A; increases in foreign exchange results partially offset the decrease in gross profit.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 7% due to higher average selling prices and increases in volumes in most regions, especially in Europe. The increase in average selling prices and volumes was largely driven by increased demand for vegetable oil from the biodiesel industry. Our European operations also benefited from the consolidation of an acquisition in Poland, which was previously accounted for on the equity method of accounting.

        Cost of goods sold increased 5% due to the 3% increase in volumes and higher energy costs primarily in North America. Gross profit increased 20% primarily due to improved profitability and higher volumes in Europe. Included in cost of goods sold for the nine months ended September 30, 2006 was $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations. Overall improved distribution and brand positioning also contributed to the improvement in gross profit.

        SG&A increased 3% primarily due to the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars partially offset by lower advertising expenses and a receipt of a $2 million partial litigation settlement payment in Brazil.

        Segment operating profit increased 129% primarily due to improved profitability in Europe and the consolidation of an acquisition in Poland, which contributed $4 million to segment operating profit in the nine months ended September 30, 2006.

        Milling Products Segment.    Milling products segment net sales increased 13% primarily due to higher wheat milling product volumes and higher average selling prices for wheat and corn milling products. Increases in wheat milling product volumes to bakery and industrial customers and corn milling product volumes to commercial customers more than offset the lower corn milling product volumes to the government food aid program. Higher average selling prices in wheat and corn milling products was primarily due to a shift in products sold towards higher margin products.

        Cost of goods sold increased 15% primarily due to higher raw material costs and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars.

Raw material cost increases were largely due to higher South American wheat prices that resulted from a smaller Argentine harvest in 2006 compared to 2005 and higher corn prices in North America due to increases in demand for corn by ethanol producers. Gross profit increased 4% primarily due to improved average milling product margins resulting from a shift to higher margin products. SG&A increased 21% primarily due to the effects of a stronger Brazilian real.

        Segment operating profit decreased 6% as a result of the increases in SG&A.

        Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Nine Months Ended September 30,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$87	$78	12%
Interest expense	(194)	(163)	19%
Foreign exchange gains	35	10

        Interest income increased 12% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 19% due to higher average interest rates on short-term debt and higher average borrowings.

        Foreign exchange gains of $35 million in the nine months ended September 30, 2006 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 8% appreciation in the value of the Brazilian real versus the U.S. dollar at September 30, 2006 compared to December 31, 2005. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our fertilizer segment industrial and SG&A expenses in Brazil. In the nine months ended September 30, 2005, foreign exchange gains of $10 million related to the 19% appreciation in the value of the Brazilian real relative to the U.S. dollar. Foreign exchange results for 2006 and 2005 are net of related hedging costs.

        Other Income (Expense)—net.    Other income (expense)—net decreased $9 million to $7 million in the nine months ended September 30, 2006 from $16 million in the nine months ended September 30, 2005. The nine months ended September 30, 2005 included gains on interest rate derivative contracts and gains on sales of long-lived assets.

        Income Tax Expense.    Income tax expense decreased $45 million to $33 million in the nine months ended September 30, 2006 from $78 million in the nine months ended September 30, 2005. Income tax expense for the nine months ended September 30, 2006 includes a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005. Excluding this item, the effective tax rate for the nine months ended September 30, 2006 was 4%. Income tax expense for the nine months ended September 30, 2005 included a $38 million reduction in our deferred tax valuation allowances. Excluding this item, the effective tax rate for the nine months ended September 30, 2005 was 24%.

        The decrease in our effective tax rate was primarily due to a reduction in income from operations before income tax. Most of the decline in income from operations before income tax occurred in subsidiaries that are in jurisdictions with higher income tax rates. In addition, higher earnings in lower tax jurisdictions and the 2005 legal restructuring of our Brazilian subsidiaries also contributed to the lower effective tax rate in 2006.

        Minority Interest.    Minority interest expense decreased $21 million to $38 million in the nine months ended September 30, 2006 from $59 million in the nine months ended September 30, 2005 primarily due to lower earnings from our non-wholly owned subsidiaries.

        Equity Earnings in Affiliates.    Equity earnings of affiliates increased $9 million to $36 million in the nine months ended September 30, 2006 from $27 million in the nine months ended September 30, 2005 primarily due to higher earnings from our French oilseed processing and European biodiesel joint ventures.

        Net Income.    Net income decreased $124 million to $257 million in the nine months ended September 30, 2006 from $381 million in the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 includes impairment and restructuring charges of $16 million, net of tax, a reversal of a Brazilian social contribution tax provision of $6 million, net of tax and after minority interest, resulting from a favorable court ruling, a litigation settlement gain of $4 million, net of tax, $5 million of expense, net of tax, relating to the incremental share-based compensation cost as a result of the adoption of SFAS No. 123R and an income tax expense of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005.

        Net income for the nine months ended September 30, 2005 included the reversal of valuation allowances on recoverable taxes of $19 million, net of tax, $17 million of value-added tax credits, net of tax, relating to a change in tax laws, a reversal of a provision relating to a transactional tax in the amount of $10 million, net of tax, due to a favorable tax ruling, gains on sales of long-lived assets of $5 million, net of tax, and a $38 million reduction of deferred tax valuation allowances.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.82 and 1.81 at September 30, 2006 and December 31, 2005, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $287 million at September 30, 2006 and $354 million at December 31, 2005.

        Included in our inventories were readily marketable inventories of $2,121 million at September 30, 2006 and $1,534 million at December 31, 2005. Readily marketable inventories are agricultural commodity inventories, financed primarily with debt, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

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

        Brazilian farm economics in 2006 and 2005 have been adversely affected by lower soybean prices caused by large global soybean stocks and a steadily appreciating Brazilian real. In certain regions in Brazil, the 2005 crop was poor in quality and yield due to a drought. Certain Brazilian farmers responded to these conditions by withholding sales of their crops and delaying payment on accounts receivable owed to farm input suppliers, which has resulted in an increase in the number of delinquent fertilizer segment accounts receivable. In addition, certain farmers have increased their accounts receivable balances with us in order to acquire additional fertilizer products for the 2006 planting season. As a result, we have increased our allowance for doubtful accounts in the fertilizer segment. Below is a table of our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Trade accounts receivable	$832	$676	$774

Allowance for doubtful accounts	$142	$117	$109

Allowance for doubtful accounts as a percentage of accounts receivable	17%	17%	14%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we have determined that collection is doubtful. We base our determination of the allowance for doubtful accounts on analyses of credit quality for specific accounts, also considering the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon significant changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and we have increased our collateral requirements for certain customers.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At September 30, 2006, we had $851 million in prepaid commodity purchase contracts and secured advances to farmers outstanding in Brazil compared to $924 million at December 31, 2005. Against these outstanding balances owed to us, we also had $127 million and $39 million as of September 30, 2006 and December 31, 2005, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. In addition, at September 30, 2006, we had a $109 million security interest in the undelivered harvested crop of various farmers with outstanding advances held at facilities not owned by us. The allowance for uncollectible advances totaled $39 million at September 30, 2006 and $32 million at December 31, 2005. We closely monitor the collectibility of these advances.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited's wholly owned financing subsidiaries fund the master trust with long-term and short-term debt obtained from third parties, including through our commercial paper program.

        Our short-term and long-term debt increased by $895 million at September 30, 2006 from December 31, 2005, primarily due to higher working capital levels. The increase in working capital is primarily due to seasonally higher levels of inventories in South America as a result of the acquisition of recently harvested crops, higher prices for agricultural commodities, higher soybean purchases in the United States and Brazil and a positive carrying structure in the market for agricultural commodities. Futures prices for agricultural commodities are higher than current cash prices encouraging producers to buy and hold inventories. Generally, during periods when commodity prices are high, our operations require increased levels of working capital which results in higher debt levels.

        To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At September 30, 2006, we had approximately $1,450 million of committed borrowing capacity under our commercial paper program and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $422 million was unused and available at September 30, 2006.

        At September 30, 2006, we had $297 million outstanding under our commercial paper program. Our commercial paper program is our least expensive available short-term funding source. We maintain a back-up bank credit facility equal to the maximum capacity of our commercial paper program of $600 million. This credit facility expires in June 2007. If we were unable to access the commercial paper market, we would use this bank credit facility, which is likely to be at a higher cost than our commercial paper. Bunge has provided parent level guarantees of the indebtedness under this bank credit facility entered into by its wholly owned subsidiary. At September 30, 2006, no amounts were outstanding under this back-up bank credit facility.

        To supplement our existing credit lines and based on our assessment of anticipated liquidity requirements due to the increase in working capital, we entered into revolving short-term uncommitted credit agreements with several banks representing an aggregate, of $450 million in borrowing capacity of which $225 million was outstanding at September 30, 2006.

        Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2006 and 2008. At September 30, 2006, we had $155 million outstanding under these long-term debt facilities. At September 30, 2006, $138 million of this amount was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $760 million.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of September 30, 2006.

        In June 2006, Standard & Poor's Ratings Services and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to "BBB with a negative outlook" from "BBB with a stable outlook". On July 31, 2006, Moody's Investors Service, Inc. (Moody's) placed the credit rating of our unsecured guaranteed senior notes under review for a possible downgrade. At September 30, 2006, our unsecured guaranteed senior notes were rated "Baa2" (on review for possible downgrade) by Moody's. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a credit ratings downgrade would increase our borrowing costs under our credit facilities and, depending on its severity, affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms and may also require us to post collateral or provide third-party credit support under certain agreements. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

        During the three months ended June 30, 2006, we entered into various interest rate swap agreements with a notional amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with $200 million principal amount of our 5.875% senior notes due 2013. In the three months ended September 30, 2006, we terminated these interest rate swap agreements and recognized a settlement gain on the termination of approximately $3 million. This gain will be amortized to earnings over the remaining life of the 5.875% senior notes due 2013. We had accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        In November 2005, we redeemed our remaining outstanding 3.75% convertible notes due November 15, 2022 (convertible notes) issued by Bunge Limited Finance Corp. (BLFC). BLFC is a U.S. subsidiary and is included in the consolidated tax return of its U.S. parent company. The convertible notes were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. Substantially all holders of the remaining outstanding aggregate principal amount of $242 million convertible notes converted their notes into an aggregate 7,532,542 common shares of Bunge Limited prior to the redemption date. The income tax effect of this redemption was not recorded in 2005 as the final conclusions as to the appropriate income tax treatment was not finalized. In the third quarter of 2006, we completed our 2005 U.S. tax return and recorded a tax benefit of $49 million with a corresponding increase in deferred tax assets for the difference between the face value of the notes and the fair market value of Bunge Limited common shares on the date of the exchange. In addition, we recorded a deferred tax valuation allowance of $24 million related to this transaction. The income tax benefit and the associated valuation allowance were recorded to additional paid in capital in shareholders' equity in accordance with SFAS No. 109, Accounting for Income Taxes and APB No. 9, Reporting the Results of Operations.

        Shareholders' Equity.    Shareholders' equity increased to $4,714 million at September 30, 2006 from $4,226 million at December 31, 2005, as a result of the net income of $257 million, $16 million from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested, $18 million related to the adoption of SFAS No. 123R, $24 million relating to tax benefits from the November 2005 redemption of the convertible notes and other comprehensive income of $227 million, which includes foreign exchange gains of $221 million. This increase was partially offset by dividends paid to shareholders of $54 million during the nine months ended September 30, 2006.

  Cash Flows

        In the nine months ended September 30, 2006, our cash and cash equivalents balance decreased $67 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $106 million decrease in our cash and cash equivalents balance in the nine months ended September 30, 2005.

        Our operating activities used cash of $548 million in the nine months ended September 30, 2006, compared to cash used of $50 million in the nine months ended September 30, 2005. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. The decrease in the cash flow from operating activities is primarily due to the $199 million decline in income from operations before income tax for the nine months ended September 30, 2006 compared to the same period in 2005 and higher levels of working capital. The higher levels of working capital is primarily attributable to higher soybean purchases in the United States and Brazil and a positive carrying structure in the market for agricultural commodities. Futures prices for agricultural commodities are higher than current cash prices encouraging producers to buy and hold inventories. Generally, during periods when commodity prices are high, operations require increased levels of working capital.

        Cash used by investing activities was $361 million in the nine months ended September 30, 2006, compared to cash used of $343 million in the nine months ended September 30, 2005. Payments made for capital expenditures included investments in property, plant and equipment that totaled $315 million and consisted primarily of additions under our normal capital expenditure plan. The majority of capital expenditures in the nine months ended September 30, 2006 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion.

        Investments in affiliates included in cash flow from investing activities for the nine months ended September 30, 2006 included $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $35 million in our existing Brazilian port terminal joint ventures. In the nine months ended September 30, 2006, we acquired two agribusiness companies in China for $23 million. In the nine months ended September 30, 2005, acquisitions of businesses and other intangible assets included $20 million for the Ideal™ premium bottled oil brand in Russia.

        Investing activities in the nine months ended September 30, 2006 and 2005 also included capital returns of $13 million and $7 million, respectively, primarily from our Solae joint venture. In addition, we collected $11 million from a note receivable relating to the December 2005 formation of our biodiesel joint venture with Diester Industrie International that was repaid in April 2006.

        Cash provided by financing activities was $828 million in the nine months ended September 30, 2006, compared to cash provided of $276 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006 and 2005, we increased our borrowings of debt by $887 million and $361 million, respectively, primarily to finance our working capital requirements. Dividends paid to our shareholders in the nine months ended September 30, 2006 were $54 million and were $46 million in the nine months ended September 30, 2005.

  Guarantees

        We have issued or were a party to the following guarantees at September 30, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$59
Unconsolidated affiliates financing (2)	22
Customer financing (3)	135

Total	$216

    (1)
    Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $59 million at September 30, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (2)
    Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

    (3)
    We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can be as short as 120 days or as long as 360 days. In the event that the customers default on their payments to the institutions we would be required to perform under the guarantees. At September 30, 2006, $57 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at September 30, 2006.

        In addition, we have provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by our 100% owned subsidiaries. Our senior notes, issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., are fully and unconditionally guaranteed by us. The debt under these guarantees had a carrying amount of $3,117 million at September 30, 2006. Debt related to these guarantees is included in the condensed consolidated balance sheet at September 30, 2006. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other of our subsidiaries to transfer funds to us.

        Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit is $65 million as of September 30, 2006, of which there was approximately $4 million outstanding as of such date.

Dividends

        On October 18, 2006, we announced that our board of directors approved a regular quarterly cash dividend of $0.16 per share, which will be payable on November 30, 2006 to shareholders of record on November 16, 2006. On August 31, 2006, we paid a regular cash dividend of $0.16 per share to shareholders of record on August 17, 2006.

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

Recent Accounting Pronouncement Adoption

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which requires compensation cost related to share-based compensation, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the nine months ended September 30, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

        Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, we accounted for stock-based compensation using the intrinsic value method under APB 25, and Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Due to the adoption of SFAS No. 123R, our results included stock option compensation cost recognized during the nine months ended September 30, 2006 of $7 million before income taxes. In addition, Bunge recorded a reversal in the amount of $6 million during the nine months ended September 30, 2006, related to its restricted stock unit compensation cost that resulted from non-achievement of segment operating profit targets at certain of our operating companies. Results of prior periods have not been restated.

Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires utilizing a "dual-approach" to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the SAB 108 guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact the adoption of SAB 108 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity, which sponsors defined postretirement benefit plans, to: a) recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status, b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public companies. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We will recognize the funded status of our defined benefit postretirement plans and provide the required disclosures as of our December 31, 2006 fiscal year end. We are currently evaluating the provisions of SFAS No. 158 to determine the potential impact the adoption will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

        In July 2006, the FASB issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We are currently evaluating FIN 48 and FSP FAS 13-2 to determine the potential impact, if any, these standards would have on our consolidated financial statements. Prior periods will not be restated as a result of these required accounting changes.

        In April 2006, the FASB issued FSP FIN No. 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), which addresses certain implementation issues related to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FSP FIN No. 46(R)-6 is to be applied prospectively by a company to all entities with which a company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a consideration event has occurred beginning the first day of the first reporting period beginning after June 2006. Retrospective application to the date of the initial application is permitted but not required; however, if elected, it must be completed no later than the end of the first annual reporting period ending after July 15, 2006. We have elected to apply FSP FIN No. 46(R)-6 prospectively and have determined that there is no material impact to our consolidated financial statements as a result of this application.

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

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$510	$(51)	$344	$(34)
Highest short position	(322)	(32)	(38)	(4)

        In connection with our commodities activities, we enter into ocean freight derivatives to manage our exposure to ocean freight price volatility. The ocean freight derivatives are recognized in other current assets and liabilities in the consolidated balance sheets at fair value. In the three months ended September 30, 2006, a substantial portion of these ocean freight derivatives were designated as fair value hedges of our unrecognized firm commitment to purchase time on ocean freight vessels (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded currently in earnings. There was no net gain or loss recognized in the condensed consolidated statement of income for the three and nine months ended September 30, 2006 due to hedge ineffectiveness.

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss). The balance of permanently invested intercompany borrowings was $1,773 million as of September 30, 2006 and $1,788 million as of December 31, 2005. Included in other comprehensive income (loss) are foreign exchange gains of $147 million and $95 million in the nine months ended September 30, 2006 and in the year ended December 31, 2005, respectively, related to permanently invested intercompany loans.

        For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural hedge to our currency exposure.

        Our net currency positions, including currency derivatives, and our market risk, which is the potential loss from an adverse 10% change in foreign currency exchange rates, are set forth in the following table. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventories. Actual results may differ from the information set forth below.

(US$ in millions)	September 30, 2006	December 31, 2005
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,820)	$(347)
Market risk	(182)	(35)
Agricultural commodities inventories	1,456	1,010
Net currency (short) long position, less agricultural commodities inventories	(364)	663
Market risk	$(36)	$(66)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(243)	$(139)
Market risk	(24)	(14)
Agricultural commodities inventories	292	170
Net currency long position, less agricultural commodities inventories	49	31
Market risk	$(5)	$(3)
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(290)	$(277)
Market risk	(29)	(28)
Agricultural commodities inventories	276	342
Net currency (short) long position, less agricultural commodities inventories	(14)	65
Market risk	$(1)	$(7)

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, during the nine months ended September 30, 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales. As of September 30, 2006, approximately $250 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in October 2006 through December 2007. At September 30, 2006, the fair value of contracts expected to settle within the next 18 months, which is recorded in other current assets, approximated $6 million. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income and was approximately $4 million, net of income taxes, as of September 30, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $2 million, net of tax, expected to be released to earnings in 2006. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the nine months ended September 30, 2006.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. We account for the interest rate swap agreements we enter into as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. As of September 30, 2006, we recognized no ineffectiveness related to the interest rate swap hedging instruments. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable rates to be paid or received on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        During the three months ended June 30, 2006, Bunge entered into various interest rate swap agreements with a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the $200 million principal amount of our 5.875% senior notes due 2013. In the three months ended September 30, 2006, we terminated the these interest rate swap agreements and recognized a settlement gain on the termination of approximately $3 million. This gain will be amortized to earnings over the remaining life of our 5.875% senior notes due 2013. We had accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2006.

	Maturity
(US$ in millions)					Fair Value Loss September 30, 2006
	2008	2014	2015	Total
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(45)
Weighted average variable rate payable(1)	6.031%	6.502%	5.577%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)
Interest is payable in arrears based on six-month LIBOR plus a spread.

        We recognized approximately $3 million and $12 million of interest expense in the condensed consolidated statement of income in the three months and nine months ended September 30, 2006, respectively, relating to our outstanding interest rate swap agreements.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

        Internal Control Over Financial Reporting—During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        As we previously reported in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, several of our Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of ours in respect of the subsidiary's claim against Eletrobrás. In the three months ended September 30, 2006, upon court approval, we received payment of $6 million in partial settlement related to this claim. Although we expect to receive up to $45 million upon final settlement, based on our subsidiary's claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims made by our other Brazilian subsidiaries are also pending in the Brazilian courts.

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

        In June 2006, Standard & Poor's Ratings Services and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to "BBB with a negative outlook" from "BBB with a stable outlook". On July 31, 2006, Moody's Investors Service, Inc. (Moody's) placed the credit rating of our unsecured guaranteed senior notes under review for a possible downgrade. At September 30, 2006, our unsecured guaranteed senior notes were rated "Baa2" (on review for possible downgrade) by Moody's. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, a credit ratings downgrade would increase our borrowing costs under our credit facilities and, depending on its severity, affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms and may also require us to post collateral or provide third-party credit support under certain agreements. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

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

BUNGE LIMITED
Date: November 9, 2006	By:	/s/ WILLIAM M. WELLS Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

QuickLinks

PART I—FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX