Form 10-K
period 2006-12-31
Bunge LTD
filed 2007-03-01
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(914) 684-2800
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act:  Large Accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

The aggregate market value of registrant’s common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, as reported by the New York Stock Exchange, was approximately $5,954 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of February 16, 2007, 120,219,772 Common Shares, par value $.01 per share, and 120,219,772 Series A Preference Shares Purchase Rights were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual General Meeting of Shareholders to be held on May 25, 2007 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1. Business—Business Overview,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

•       our operations, competitive position, strategy and prospects;

•       industry conditions, including the prices of agricultural commodities, energy and freight, cyclicality of the agribusiness industry, unpredictability of the weather and the impact of crop and animal disease on our business;

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements contained in this Annual Report. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this Annual Report on Form 10-K, or any document incorporated by reference herein.

PART I

Item 1.                      Business

References in this Annual Report on Form 10-K to “Bunge Limited,” “Bunge,” “we,” “us” and “our” refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

We are a leading global agribusiness and food company operating in the farm-to-consumer food chain. In 2006, we had total net sales of $26,274 million. We believe we are:

•       the world’s leading oilseed processing company, based on processing capacity;

•       the largest producer and supplier of fertilizer to farmers in South America, based on volume; and

•       a leading seller of bottled vegetable oils worldwide, based on sales.

We conduct our operations in three divisions:  agribusiness, fertilizer and food products. These divisions include four reporting segments:  agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of grains and oilseeds. Our agribusiness operations and assets are primarily located in North and South America and Europe, and we also have operations in India and China and marketing and distribution offices throughout the world.

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

History and Development of the Company

We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a grain trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodities market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923.

Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

Overview.   Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we handle and process are grains and oilseeds, primarily soybeans, sunflower seed, rapeseed or canola, wheat and corn. We purchase these grains and oilseeds either directly from farmers or indirectly through intermediaries. In 2006, we reorganized the operations of our agribusiness segment to create a new business platform, Bunge Global Agribusiness, in order to increase efficiency and extract more value from our integrated operations.

In addition to our principal agribusiness operations in grains and oilseeds, we have recently entered the sugar market through the establishment of a sugar origination and marketing business primarily focused on exporting sugar from Brazil. Over time, we intend to pursue, through a combination of organic growth and strategic acquisitions, a global, fully integrated presence in the sugar and sugar-based ethanol markets that leverages our existing infrastructure and risk management, logistics and other capabilities.

We also participate in the biofuels market, particularly biodiesel and corn-based ethanol, generally as a minority investor in biofuels producers. We have a significant European biodiesel investment and in 2006, we entered into four U.S. investments relating to biofuels. See “—Investments and Alliances” for more information. In connection with our biofuels investments, we typically seek to negotiate arrangements to supply the corn or vegetable oil raw materials used in the biofuel production processes. In most cases, the biofuel production operations will be located close to our facilities to facilitate this supply arrangement. In addition, we expect to market some of the non-fuel by-products generated from the biofuel production processes of certain of these joint ventures, such as distiller’s dried grains with solubles (DDGS) which are derived from corn and used as an animal feed ingredient, as well as engage in biofuels marketing.

Customers.   We sell agricultural commodities and commodity products to customers in approximately 80 countries. The principal purchasers of our grains and oilseeds are feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal and hull products are feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. The principal purchasers of our crude and further processed oils are edible oil processing companies, including our own food products division. These oils are used by our customers to produce a variety of edible oil products for the foodservice, food processor and retail markets. In addition, we have recently experienced increased sales of our oil products for non-food uses such as for the production of biodiesel.

Our agribusiness operations supply, depending on their location, both domestic and export customers. For example, in Argentina, our customer base is primarily export. In Brazil and Canada, we produce oilseed meal and oil for both the domestic and export markets. In the United States and Europe, the market for these commodity products is primarily domestic. Some of our principal agribusiness products, such as oilseed meal and corn, are used as, or as ingredients in, pork and poultry feed. As a result, our agribusiness operations benefit from global demand for poultry and pork products.

Distribution and Logistics.   We use a variety of transportation modes to transport our products, including railcars, river barges, trucks and ocean going vessels. We lease railcars and barges, and use transportation services provided by truck lines, railroads and barge companies to fulfill our other logistics needs. We also contract with third parties for ocean freight services. We have made and will continue to make selective investments in port and storage facilities to better serve our customer base and improve our distribution and logistics capabilities.

Other services and activities.   In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are typically secured by the farmer’s crop and a mortgage on the farmer’s land and other assets. These financing arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain origination and oilseed processing business as they ensure our supply of raw materials for our Brazilian agribusiness operations. Our integrated agribusiness operations also provide the opportunity to participate in related financial activities such as engaging in trade structured finance to leverage international trade flows and providing risk management services to customers by assisting them with managing price exposure to agricultural commodities.

Competition.   Markets for our agribusiness products are highly competitive. Major competitors in our agribusiness operations are The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional players, such as Wilmar International Limited and the Kuok Group in Asia, and smaller agricultural cooperatives and trading companies.

Fertilizer

Overview.   We are the largest producer and supplier of fertilizer to farmers in South America and a major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of phosphate-based raw materials to selling of blended fertilizers. In the Brazilian retail market, we have approximately 26% of the market share of “NPK” fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers.

Products and Services.   Our fertilizer division is comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production of intermediate phosphate-based products for sale to fertilizer blenders, cooperatives and to supply our own retail fertilizer production operations. We also produce phosphate-based animal feed ingredients in this business. The primary products we produce in our nutrients operations are phosphate rock, sulfuric acid, single super phosphate, phosphoric acid and dicalcium phosphate. Our retail operations consist of producing, distributing and selling blended NPK formulas and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and Paraguay. These fertilizers are used for a variety of crops, including soybeans, corn, cotton, sugar cane, wheat and coffee. We market our fertilizers under the IAP, Manah, Ouro Verde and Serrana brands.

Raw Materials.   The principal raw materials used in our fertilizer division are sulfur, sulfuric acid, phosphate rock and phosphate-based products in the phosphate chain, various nitrogen-based products in the nitrogen chain and various potash-based products in the potash chain. Through our phosphate mines, we were able to supply approximately 70% of our total phosphate requirements in 2006. We purchased the balance from third-party suppliers located in Brazil or internationally. Our sulfuric acid production capacity was sufficient to supply approximately 95% of our needs in 2006. In 2006, we purchased 70% of our demand for nitrogen-based and all of our demand for potash-based products from third-party suppliers located in Brazil or internationally. In anticipation of continued growth in the Brazilian agricultural sector and the related increase in demand for fertilizer, we have in recent years expanded and are continuing to expand our production capabilities at our phosphate mines and other raw material production facilities.

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

Competition.   Our main competitors in our fertilizer operations are Copebrás, Fertipar, The Mosaic Company, Adubos Trevo (Yara) and Heringer.

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

Edible Oil Products

Products.   Our edible oil products include bottled, packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower and rapeseed or canola oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of bottled vegetable oils worldwide, based on sales, and we have edible oil refining and packaging facilities in North America, South America, Europe and Asia.

We sell our retail edible oil products in Brazil under a number of our own brands, including Soya, the leading bottled oil brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor. In addition, our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is one of the leading foodservice brands of edible oil products. In addition, to address customer demand in the United States, we have broadened our portfolio of edible oil products which contain no or low levels of trans-fatty acids, including palm oil and palm oil blends, low linolenic soybean oil and other solutions. In Europe, we are the market leader in consumer bottled vegetable oils, which are sold in various local markets under brand names including Oli, Venusz, Floriol, Kujawski, Olek, Unisol, Ideal and Oleina. In India, our primary brands include Dalda, Chambal and Masterline. In several markets we also sell bottled edible oil products to grocery store chains for sale under their own private labels.

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

Distribution and Customers.   In Brazil, the primary customers for our wheat milling products are industrial, bakery and foodservice companies. In North America, the primary customers for our corn products are companies in the food processing sector and the U.S. government for humanitarian relief programs. Our corn grits and meal are used primarily in the ready-to-eat cereal, snack food and brewing industries. Our corn oil and feed products are sold to edible oil processors and animal feed markets, respectively.

Competition.   The wheat milling industry in Brazil is competitive, with many small regional producers. Our major competitors in Brazil are Pena Branca Alimentos, M. Dias Branco S.A. and Moinho Pacifico. Our major competitors in our North American corn products business include Cargill, Didion Milling Company, and J.R. Short Milling Co.

Risk Management

Effective risk management is a fundamental aspect of our business. Correctly anticipating market developments to optimize timing of purchases, sales and hedging is essential for maximizing the return on our assets. We engage in commodity price hedging in our agribusiness and food products divisions to reduce the impact of volatility in the prices of the principal agricultural commodities we use in those divisions. Our manufacturing operations use substantial amounts of energy including natural gas, steam and fuel oil. We engage in energy cost hedging to reduce our exposure to volatility in energy costs. We also engage in foreign currency and interest rate hedging. In addition, we enter into certain freight agreements relating to the transportation of our products in order to reduce our exposure to volatility in freight costs. Our risk management decisions take place in various markets but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or “basis”) volatility as well as value-at-risk in any given market. For foreign exchange risk, we require our positions to be hedged in accordance with our foreign exchange policies. We have a risk management group which focuses on managing our risk exposures globally across product lines. In addition, we have a finance and risk policy committee of our board of directors that supervises and reviews our overall risk management policies and risk limits. We also periodically review our risk management policies, procedures and systems with outside consultants. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Operating Segments and Geographic Areas

The following tables set forth our net sales to external customers by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area are determined based on the location of the subsidiary making the sale.

	Year Ended December 31,
	2006	2005	2004
	(US$ in millions)
Net Sales to External Customers by Operating Segment(1):
Agribusiness	$19,106	$17,459	$17,977
Fertilizer	2,602	2,674	2,581
Edible oil products	3,601	3,385	3,872
Milling products	965	859	804
Total	$26,274	$24,377	$25,234

	Year Ended December 31,
	2006	2005	2004
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$8,914	$8,904	$8,777
United States	6,331	6,076	6,783
Brazil	5,603	5,096	5,005
Asia	3,898	2,956	3,225
Canada	1,011	957	1,160
Argentina	491	362	262
Rest of world	26	26	22
Total	$26,274	$24,377	$25,234

	Year Ended December 31,
	2006	2005	2004
	(US$ in millions)
Long-Lived Assets by Geographic Area(2):
Brazil	$2,319	$2,035	$1,759
United States	930	963	1,021
Europe	824	505	410
Argentina	146	137	113
Rest of world	211	153	120
Total	$4,430	$3,793	$3,423

(1)          During the year ended December 31, 2006, we reclassified certain edible oil product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the year ended December 31, 2005 and 2004 have been reclassified to conform to the current presentation. During the year ended December 31, 2006, we corrected our classification of interest on advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification was to increase net sales by $78 million, $102 million and $66 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)          Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

Please see Note 24 to our consolidated financial statements included as part of this Annual Report on Form 10-K for additional information on our total assets, segment operating profit, and our net sales and other financial information by operating segment.

Investments and Alliances

We participate in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which are described below. We do not allocate equity in earnings of affiliates to our reporting segments. For additional information on our joint ventures and other investments, see Note 9 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

We also seek to establish alliances with partners whose business activities and other capabilities complement our own. We have such an alliance with E.I. du Pont de Nemours and Company (DuPont). This alliance consists in part of a joint venture, The Solae Company, which is further described below. It also includes a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits, and an alliance to develop a broader offering of services and products to farmers. In 2006, we and DuPont announced the expansion of our soy collaboration activities beyond food and nutrition products to include industrial applications, biofuels and other opportunities. In 2006, as part of our alliance to offer products and services to farmers, we and DuPont also established a jointly-owned company to offer financial services to farmers in Brazil, which is currently in a start-up phase of operations.

Agribusiness

Terminal 6 S.A. and Terminal 6 Industrial S.A.   We have a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. We are also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures.

AGRI-Bunge, LLC.   We have a joint venture in the United States with AGRI Industries, an Iowa farmer-owned cooperative. The joint venture originates grain and operates Mississippi river terminals. We have 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge, LLC.

Fertilizer

Fosbrasil S.A.   We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Societé Chimique Prayon Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

Food Products

The Solae Company.   Solae is a joint venture with DuPont. Solae is engaged in the global production and distribution of specialty food ingredients, including soy proteins and lecithins. We have a 28% interest in Solae.

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

EFKO.   We are a minority investor in the EFKO Group in Russia. EFKO is engaged in the production of edible oil products. We have a 25% interest in EFKO.

Renewable Energy

Diester Industries International S.A.S. (DII).   We are a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. We have a 40% interest in DII.

Biofuels Company of America, LLC.   We are a 20% owner of this company along with Biodiesel Investment Group, LLC. The company is building a 45 million gallon per year biodiesel plant adjacent to Bunge’s soybean processing plant in Danville, Illinois.

Bunge-Ergon Vicksburg, LLC.   We are a 50% owner of this company along with Ergon Ethanol, Inc. The company is developing a 60 million gallon per year ethanol plant at the Port of Vicksburg, Mississippi.

Southwest Iowa Renewable Energy, LLC.   We are a 26% owner of this company. The other owners are primarily agricultural producers located in Southwest Iowa. The company is developing a 110 million gallon per year ethanol plant near Council Bluffs, Iowa.

Renewable Energy Group, Inc.   We have a 4% minority interest in this company. In addition to its other biodiesel management, construction and marketing activities, this company is pursuing the development of biodiesel plants near or adjacent to certain of our existing oilseed processing plants in the United States.

Research and Development, Patents and Licenses

Our research and development activities are focused on developing products and optimizing techniques that will drive growth or otherwise add value to our core business lines.

In our food products division, we have established research and development centers, located in the United States, Brazil and Hungary, to develop and enhance technology and processes associated with food products and marketing.

Our total research and development expenses were $22 million in 2006, $18 million in 2005 and $14 million in 2004. As of December 31, 2006, our research and development organization consisted of approximately 148 employees worldwide.

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

Seasonality

In our agribusiness division, we do not experience material seasonal fluctuations in volume since we are geographically diversified in the global agribusiness market. The worldwide need for food is not seasonal, but rather increases as populations increase. The geographic balance of our grain origination assets in the northern and southern hemispheres also assures us a more consistent supply of agricultural commodities throughout the year, although our overall supply of agricultural commodities can be impacted by adverse weather conditions. However, there is a degree of seasonality in our gross profit, as our higher margin oilseed processing operations experience increases in volumes in the second, third and fourth quarters of each year due to the timing of the South American and North American oilseed harvests. In addition, price and margin variations and increased availability of agricultural commodities at harvest times often cause fluctuations in our inventories and borrowings.

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

GMO Regulation.   Regulations have been passed in a number of countries related to the regulation of genetically modified organisms (GMOs). The European Parliament and the Council of the European Union (EU) have passed regulations which require labeling and traceability criteria for GMOs. Products derived from GMOs, including food and animal feed, must be labeled if they contain more than 0.9% genetically modified material. In Brazil, Brazilian law requires that all products intended for animal or human consumption be labeled if the GMO content of such product exceeds 1%.

Trans-Fatty Acids Labeling Requirements and Restrictions.   Certain of our soybean oil products that are sold in the United States contain trans-fatty acids as a result of being partially hydrogenated for use in processed and packaged foods to extend shelf-life and stabilize flavor. On January 1, 2006, new U.S. Food and Drug Administration labeling rules took effect which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the United States are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several of our food processor, foodservice and other customers have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids. As a result, we have broadened and are continuing to develop our portfolio of low, reduced and trans-fat free edible oil product offerings for our customers.

Biofuels Legislation.   In recent years, there has been increased interest throughout the world in the production of biofuels. Biofuels convert crops, such as sugar cane, corn, soybeans, palm oil, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels, and reduce carbon dioxide emissions. Production of biofuels has been increasing significantly in response to high fossil fuel prices coupled with government incentives for the production of biofuels that are being offered in many countries, including the United States, Brazil and many European countries. Furthermore, in certain countries, governmental authorities are mandating biofuels use in vehicles at specified levels. As such, the markets for agricultural commodities used in the production of biofuels, such as sugar cane, corn, soybeans, rapeseed or canola, palm oil and related commodity products are becoming increasingly affected by the growth of the biofuel industry and related legislation.

Competitive Position

Markets for most of our products are highly price competitive and sensitive to product substitution. Please see the “Competition” section contained in the discussion of each of our operating segments above for a list of the primary competitors in each segment.

Environmental Matters

We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in our business. Handling hazardous or toxic materials and wastes is often subject to regulations and we incur costs to comply with health, safety and environmental regulations applicable to those activities. Compliance with environmental laws and regulations did not materially affect our capital expenditures or earnings in 2006, and, based on current laws and regulations, we do not expect that they will do so in 2007.

In October 2006, certain of our U.S. subsidiaries entered into an agreement with the Department of Justice and the Environmental Protection Agency concerning air emissions at 11 U.S. soybean processing plants and a corn mill. The eight states in which the facilities are located also participated in the settlement. In the agreement, which is contained in a consent decree filed in federal court in Illinois on October 26, 2006, we agreed to implement a comprehensive plan to reduce emissions at our facilities by 2,200 tons per year when fully implemented. As part of the settlement, we also agreed to pay a cash penalty of $625,000 and to spend an aggregate of $1.25 million to fund community-based environmental projects in the impacted states. We expect that compliance with the terms of the settlement agreement will not have a material adverse effect on our financial condition or results of operations.

Employees

The following tables indicate the distribution of our employees by business division and geographic region as of the dates indicated.

Employees by Business Division

	December 31,
	2006	2005	2004
Agribusiness	9,252	9,256	9,120
Fertilizer	5,819	6,508	6,846
Food products	7,453	7,731	8,655
Total	22,524	23,495	24,621

Employees by Geographic Region

	December 31,
	2006	2005	2004
North America	3,861	3,909	4,140
South America	12,310	13,762	14,904
Europe	5,401	5,094	4,390
Asia	952	730	1,187
Total	22,524	23,495	24,621

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

Insurance

In each country where we conduct business, the businesses and assets are subject to varying degrees of risk and uncertainty. Bunge insures its businesses and assets in each country against insurable risks in a manner that it deems appropriate. As a result of our geographic dispersion, we believe that a loss from non-insurable events in any one country would not have a material adverse effect on our operations as a whole.

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

Bunge’s Chief Executive Officer and Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report on Form 10-K. As required by the New York Stock Exchange (NYSE), on June 21, 2006, our Chief Executive Officer submitted his certification to the NYSE that stated he was not aware of any violation of the NYSE corporate governance listing standards.

Executive Officers and Key Employees of the Company

Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Co-CEO, Bunge Global Agribusiness
Archibald Gwathmey	Co-CEO, Bunge Global Agribusiness
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
Flávio Sá Carvalho	Chief Personnel Officer
William M. Wells	Chief Financial Officer
Mario A. Barbosa Neto	Chief Executive Officer, Bunge Fertilizantes S.A.
Jean Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	Chief Executive Officer, Bunge Alimentos S.A.

In February 2007, Bunge announced that Mr. Wells will step down as Chief Financial Officer effective April 1, 2007 and that Mr. Burke will assume the role of interim Chief Financial Officer effective April 2, 2007.

Alberto Weisser, 51.   Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company and Ferro Corporation and a member of the North American Agribusiness Advisory Board of Rabobank. Mr. Weisser has a bachelor’s degree in Business Administration from the University of São Paulo, Brazil and has participated in several post graduate programs at Harvard Business School. He has also attended INSEAD’s Management Development Program in France.

Andrew J. Burke, 51.   Mr. Burke has been Co-CEO, Bunge Global Agribusiness since November 2006.  Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG, the German chemical company. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

Archibald Gwathmey, 55.   Mr. Gwathmey has been Co-CEO, Bunge Global Agribusiness since November 2006. Prior to that, he served as the Managing Director of our agribusiness division since December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our former international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 25 years experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

João Fernando Kfouri, 68.   Mr. Kfouri has been the Managing Director of our food products division since May 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

Flávio Sá Carvalho, 63.   Mr. Sá Carvalho has been our Chief Personnel Officer since 1998. Prior to joining Bunge, he served as Vice President of Human Resources at Aetna International, Inc. since 1994. Prior to that, he was with Bank of America for 12 years in multiple capacities, including Director of Human Resources for their Latin American operations, International Compensation and Benefits, Corporate Staffing and Planning and Vice President of International Human Resources. Mr. Sá Carvalho studied Mass Communications in Brazil and holds an M.S. in Education Research and Development from Florida State University.

William M. Wells, 46.   Mr. Wells has been our Chief Financial Officer since January 2000. Prior to that, Mr. Wells was with the McDonald’s Corporation for ten years, where he served in numerous capacities, including chief executive of System Capital Corporation, the McDonald’s System’s dedicated finance company, Chief Financial Officer of McDonald’s Brazil and Director of both U.S. and Latin American finance. Before McDonald’s, Mr. Wells was with Citibank N.A. in Brazil and New York. Mr. Wells is a member of the Board of Directors of Biovail Corporation. He is also a member of the Standard & Poor’s Corporate Issuer Advisory Board. He has a Master’s Degree in International Business from the University of South Carolina.

Mario A. Barbosa Neto, 60.   Mr. Barbosa Neto has been the Chief Executive Officer of Bunge Fertilizantes S.A., our Brazilian fertilizer subsidiary,  since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 25 years experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil S.A. from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas Foundation. Mr. Barbosa Neto is Vice President of the International Fertilizer Association.

Jean Louis Gourbin, 59.   Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor’s and a Master’s degree in Economics from the Sorbonne.

Carl L. Hausmann, 60.   Mr. Hausmann has been the Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as the Chief Executive Officer of Bunge Europe since October 15, 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

Raul Padilla, 51.   Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has over 23 years experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentinean National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

Sergio Roberto Waldrich, 49.   Mr. Waldrich has been the Chief Executive Officer of Bunge Alimentos S.A., our Brazilian agribusiness and food products subsidiary, since 2002. Prior to becoming the Chief Executive Officer of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos, which was acquired by Bunge in 1997, as a trainee in 1972. Mr. Waldrich worked in various positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Pork Industry Association and the Brazilian Pork Export Association.

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

Risks Relating to Our Business and Industries

The availability, demand for and price of agricultural commodities and agricultural commodity products can be affected by weather, disease and other factors beyond our control.

Weather conditions have historically caused volatility in the agricultural commodities industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce the demand for our fertilizer products and negatively affect the creditworthiness of our customers and suppliers. The availability and price of agriculture commodities are also subject to other unpredictable factors, such as plantings, government farm programs and policies and changes in global demand resulting from population growth and changes in standards of living. In addition, the supply and price of agricultural commodities can be affected by factors such as plant disease, including Asian soybean rust, which has in recent years affected soybean crops in Brazil and the United States. These factors may also cause volatility in the agricultural commodities industry and, consequently, in our operating results.

We are vulnerable to cyclicality in the oilseed processing industry and increases in raw material prices.

In the oilseed processing industry, the lead time required to build an oilseed processing plant can make it difficult to time capacity additions with market demand for oilseed products such as meal and oil. When additional processing capacity becomes operational, a temporary imbalance between the supply and demand for oilseed processing capacity might exist, which until it is corrected, negatively impacts oilseed processing margins. Oilseed processing margins will continue to fluctuate following industry cycles, which could negatively impact our profitability.

Our food products and fertilizer divisions may also be adversely affected by increases in the price of agricultural commodities and fertilizer raw materials that are caused by market fluctuations beyond our control. As a result of competitive conditions in our food products businesses, we may not be able to recoup increases in the cost of raw materials through increases in sales prices for our products, which would adversely affect our profitability. In addition, increases in fertilizer prices due to higher raw material costs could adversely affect demand for our products.

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

We are exposed to currency exchange rate fluctuations because a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the European euro, affect our expenses that are denominated in local currencies, affect farm economics in those markets and may have a negative impact on the value of our assets located outside of the United States.

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

•       trade barriers on imports or exports, such as quotas or higher tariffs and taxes on imports of agricultural commodities and commodity products;

•       changes in the tax laws or potentially adverse tax regulations in the countries where we operate;

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

We are subject to food and feed industry risks.

We are subject to food and feed industry risks which include, but are not limited to, product spoilage or contamination, government regulation of the food and feed industry, including processing and labeling regulations, shifting customer and consumer preferences and concerns, including concerns regarding trans-fatty acids and, as further discussed below, genetically modified organisms as well as other environmental concerns, and potential product liability claims. These matters could adversely affect our revenues and operating results.

The use of genetically modified organisms (GMOs) in food and animal feed has been met with varying acceptance in the different markets in which we operate. In some of the markets where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products. We may inadvertently deliver products that contain GMOs to customers that request GMO-free products. As a result, we could lose customers, incur liability and damage our reputation. In addition, in certain countries we may be subject to claims or other actions relating to the alleged infringement of intellectual property rights associated with our handling of genetically modified agricultural commodities, which could result in increased costs for our business.

In addition, certain of our products are used as, or as ingredients in, livestock and poultry feed, and as such, we are subject to demand risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, avian influenza. The outbreak of disease could adversely affect demand for our products used in livestock and poultry feed. A decrease in demand for these products could adversely affect our revenues and operating results.

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

Agribusiness.   The markets for our products are highly price competitive and are sensitive to product substitution. We compete against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location.

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

We are subject to environmental regulation in numerous jurisdictions and may be exposed to liability as a result of our handling of hazardous materials and commodities storage operations.

Our operations are regulated by environmental laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of any environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with environmental obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations by us at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. In addition, the storage and processing of our products may create hazardous conditions. For example, we use hexane in our oilseed processing operations, and hexane can cause explosions that could harm our employees or damage our facilities. Our agricultural commodities storage operations also create dust that has caused explosions in our grain elevators. We may incur material costs or liabilities to comply with environmental requirements. In addition, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business, financial condition and results of operations. See “Item 1. Business—Government Regulation” and “Item 1. Business—Environmental Matters.”

We advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital we have advanced to them.

In Brazil, where there are fewer third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances to farmers, which are typically secured by the farmer’s crop and a mortgage on the farmer’s land and other assets. At December 31, 2006 and 2005, we had approximately $866 million and $924 million in outstanding prepaid commodity purchase contracts and advances to farmers, respectively. We are exposed to the risk that the underlying crop will be unable to satisfy a farmer’s obligation under the financing arrangements as a result of weather and crop growing conditions, fluctuations in commodity prices and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss. In addition, we sell fertilizer on credit to farmers in Brazil. At December 31, 2006 and 2005, our total fertilizer segment accounts receivable were $746 million and $676 million, respectively. During 2006, approximately 63% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on our guarantees see Note 19 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their payments to us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Although our prior loss experience has been minimal, significant defaults by farmers under these financial arrangements could adversely affect our financial condition and results of operations.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and expand our business.

We require significant amounts of capital to operate our business and fund capital expenditures. Our future funding requirements will depend, in large part, on our working capital requirements and the nature of our capital expenditures. We are required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, mines, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances and changing safety standards in our industry. In addition, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. We intend to fund a portion of our future capital expenditures, working capital and other funding requirements from our cash flows provided by operating activities and from external sources of financing. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations. In addition, significant unbudgeted increases in our capital expenditures could adversely affect us.

As of December 31, 2006, we had $3,484 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like.

In June 2006, Standard & Poor’s Ratings Services (S&P) and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to “BBB with a negative outlook” from “BBB with a stable outlook”. Subsequently, on November 14, 2006, S&P lowered the credit rating on our unsecured guaranteed senior notes to “BBB- with a stable outlook” from “BBB with a negative outlook”. Also, on July 31, 2006, Moody’s Investors Service (Moody’s) placed the Baa2 rating on our unsecured guaranteed senior notes under review for possible downgrade. Subsequently, on December 4, 2006, Moody’s revised their outlook on the credit rating of our guaranteed senior unsecured notes to “Baa2 with a negative outlook” from “Baa2”. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. An interruption of our access to credit or a significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

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

We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions. Most of our directors and some of our officers are not residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult for you to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

In addition, we have a shareholder rights plan which will entitle shareholders to purchase our Series A Preference Shares if a third-party acquires beneficial ownership of 20% or more of our common shares. In some circumstances, shareholders are also entitled to purchase the common stock of a company issuing shares in exchange for our common shares in a merger, amalgamation or tender offer or a company acquiring most of our assets. Although our shareholder rights plan is scheduled to terminate in August 2007, our board of directors could, under certain circumstances following such termination, adopt a new shareholder rights plan in the future.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a “passive foreign investment company,” or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2006 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Characterization as a PFIC could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to qualified dividend income of certain U.S. investors would not apply. Since PFIC status is determined by us on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a “qualified electing fund” with respect to shares owned (a “QEF election”), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to “mark to market” our shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our shares.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

The following tables provide information on our principal operating facilities as of December 31, 2006.

Facilities by Division

	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
Division	(metric tons)
Agribusiness	150,418	11,405,278
Fertilizer	148,026	3,012,669
Food Products	37,009	553,417

Facilities by Geographic Region

	Aggregate Daily Production Capacity	Aggregate Daily Storage Capacity
Region	(metric tons)
North America	63,814	7,139,235
South America	218,275	5,701,235
Europe	53,364	2,130,894

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

Agribusiness

In our agribusiness operations, we have approximately 300 grain storage facilities that are located close to agricultural production areas and export locations. We also have approximately 50 oilseed processing plants and approximately 18 marketing and distribution offices throughout the world.

Fertilizer

In our fertilizer division, we currently operate four phosphate mines in Brazil. In addition to our phosphate mines, we also operate approximately 43 processing plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

Name	Annual Phosphate Production for the Year Ended December 31, 2006	Estimated Years of Reserves Remaining
	(millions of metric tons)
Araxá	0.9	21	(1)
Cajati	0.6	17	(1)
Catalão(2)	1.0	32
Tapira(2)	1.5	54

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

Food Products

In our food products operations, we have approximately 45 refining and bottling facilities and 20 other facilities dedicated to our food products operations throughout the world.

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

Our Brazilian subsidiaries are subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved $164 million as of December 31, 2006 in respect of these claims. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. None of the claims filed against us individually represents a material amount and we do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations.

We are also a party to a number of labor claims relating to our Brazilian operations. We have reserved $102 million as of December 31, 2006 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. We do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations.

Several of our Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly traded, government controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of one of our Brazilian subsidiaries in respect of the subsidiary’s claim against Eletrobrás. In 2006, upon court approval, we received payment of $6 million in partial settlement related to this claim. Although we expect to receive up to $45 million upon final settlement, based on our subsidiary’s claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims by our other Brazilian subsidiaries against Eletrobrás are also pending in the Brazilian courts.

We conduct our Brazilian fertilizer operations through our wholly owned subsidiary, Bunge Fertilizantes S.A. We also have a controlling interest in and consolidate the results of Fosfertil, a publicly-traded phosphate and nitrogen producer in Brazil. In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil’s shareholders, and an indirect minority shareholder of Fosfertil has filed a legal challenge to the proposed reorganization in the Brazilian courts, which is currently pending and has suspended the implementation of the proposed reorganization. The reorganization is also subject to governmental approvals in Brazil. We intend to defend against this legal challenge, however, no assurance can be made as to the timing or outcome of the proceedings. We do not expect a failure to complete this corporate reorganization to have a material adverse impact on our business or financial results.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

(US$)	High	Low
2007
First quarter (to February 16, 2007)	$80.56	$70.13
2006
Fourth quarter	$73.17	$57.85
Third quarter	$58.65	$49.99
Second quarter	$61.16	$48.23
First quarter	$60.29	$50.02
2005
Fourth quarter	$57.01	$48.30
Third quarter	$67.31	$51.95
Second quarter	$65.10	$48.99
First quarter	$57.75	$50.84

To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, 119,955,645 of our common shares were held by approximately 158 registered holders as of December 31, 2006.

Dividend Policy

We intend to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our cumulative convertible perpetual preference shares are entitled to annual dividends in the amount of $4.875 per year, payable quarterly in cash, common shares or a combination of cash and common shares when, as and if declared by the board of directors. However, any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

Under Bermuda law, a company’s board of directors may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

We paid quarterly dividends on our common shares of $.15 per share in the first two quarters of 2006 and $.16 per share in the last two quarters of 2006. We paid a regular quarterly cash dividend of $.16 per share on February 28, 2007 to shareholders of record on February 14, 2007. In addition, we paid an initial quarterly dividend of $1.36771 per share on our cumulative convertible perpetual preference shares on March 1, 2007 to shareholders of record on February 15, 2007. On February 27, 2007, we announced that we will pay a regular quarterly cash dividend of $.16 per share on May 31, 2007 to shareholders of record on May 17, 2007, and that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2007 to shareholders of record on May 15, 2007. We paid quarterly dividends on our common shares of $.13 per share in the first two quarters of 2005 and $.15 per share in the last two quarters of 2005.

Performance Graph

The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor’s (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2001, through the quarter ended December 31, 2006. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUNGE LIMITED,
S&P 500 INDEX AND S&P FOOD PRODUCT INDEX

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2006, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	5,090,730	(2)	$36.69	(3)	4,236,868	(4)
Equity compensation plans not approved by shareholders(5)	12,850	(6)	—	(7)	—	(8)
Total	5,103,580		$36.69		4,236,868

(1)          Includes our Equity Incentive Plan and our Non-Employee Directors’ Equity Incentive Plan.

(2)          Includes non-statutory stock options outstanding as to 3,389,291 common shares, time-vested regular restricted stock unit awards outstanding as to 148,988 common shares (including dividend equivalents payable in common shares) and performance-based restricted stock unit awards outstanding as to 1,132,551 common shares (including dividend equivalents payable in common shares) under our Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 419,900 common shares under our Non-Employee Directors’ Equity Incentive Plan. Participants in our Equity Incentive Plan may elect to have their performance-based restricted stock units paid out all in cash (in lieu of common shares), in common shares or in a combination thereof, subject to the discretion of our compensation committee. Participants may also receive dividend equivalent payments that are credited to each participant’s account and paid in our common shares at the time the award is settled.

(3)          Calculated based on non-statutory stock options outstanding under our Equity Incentive Plan and our Non-Employee Directors’ Equity Incentive Plan. This number excludes outstanding time-vested regular restricted stock unit and performance-based restricted stock unit awards under the Equity Incentive Plan.

(4)          Includes dividend equivalents payable in common shares. Shares available under our Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of statutory stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan first received shareholder approval. This number also includes shares available for future issuance under our Non-Employee Directors’ Equity Incentive Plan. Our Non-Employee Directors’ Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 0.5% of our issued and outstanding common shares at any time. As of December 31, 2006, we had a total of 119,955,645 common shares issued and outstanding.

(5)          Includes our Non-Employee Directors’ Deferred Compensation Plan.

(6)          Includes rights to acquire 12,850 common shares under our Non-Employee Directors’ Deferred Compensation Plan pursuant to elections by our non-employee directors.

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

Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

In October 2002, we acquired a controlling interest in Cereol, S.A., a French agribusiness company, and in April 2003 we acquired the remaining ownership interest in Cereol. As a result, we now own 100% of Cereol’s share capital and voting rights. Cereol’s results of operations have been included in our historical financial statements since October 1, 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$26,274	$24,377	$25,234	$22,195	$13,906
Cost of goods sold	(24,703)	(22,806)	(23,348)	(20,890)	(12,568)
Gross profit	1,571	1,571	1,886	1,305	1,338
Selling, general and administrative expenses	(978)	(956)	(871)	(691)	(579)
Gain on sale of soy ingredients business	—	—	—	111	—
Interest income	119	104	103	102	71
Interest expense	(280)	(231)	(214)	(215)	(176)
Foreign exchange gains (losses)	59	(22)	(31)	92	(179)
Other income (expense)—net	31	22	18	3	1
Income from continuing operations before income tax, minority interest and equity in earnings of affiliates	522	488	891	707	476
Income tax benefit (expense)	36	82	(289)	(201)	(104)
Income from continuing operations after income tax	558	570	602	506	372
Minority interest	(60)	(71)	(146)	(104)	(102)
Equity in earnings of affiliates	23	31	13	16	5
Income from continuing operations	521	530	469	418	275
Discontinued operations, net of tax of $5 (2003), $1 (2002) and $0 (2001)	—	—	—	(7)	3
Income before cumulative effect of change in accounting principles	521	530	469	411	278
Cumulative effect of change in accounting principles, net of tax of $6 (2002) and $4 (2001)	—	—	—	—	(23)
Net income	521	530	469	411	255
Preference share dividends	(4)	—	—	—	—
Net income available to common shareholders	$517	$530	$469	$411	$255

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic (1):
Income from continuing operations	$4.32	$4.73	$4.42	$4.19	$2.87
Discontinued operations	—	—	—	(.07)	.03
Cumulative effect of change in accounting principles	—	—	—	—	(.24)
Earnings per common share—basic	$4.32	$4.73	$4.42	$4.12	$2.66
Earnings per common share—diluted (2),(3):
Income from continuing operations	$4.28	$4.43	$4.10	$3.89	$2.83
Discontinued operations	—	—	—	(.06)	.03
Cumulative effect of change in accounting principles	—	—	—	—	(.23)
Earnings per common share—diluted	$4.28	$4.43	$4.10	$3.83	$2.63
Cash dividends declared per common share	$.630	$.560	$.480	$.420	$.385
Weighted average common shares outstanding—basic	119,566,423	112,131,739	106,015,869	99,745,825	95,895,338
Weighted average common shares outstanding—diluted (2),(3)	120,849,357	120,853,928	115,674,056	108,654,027	97,395,005

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(US$ in millions)
Consolidated Cash Flow Data:
Cash (used for) provided by operating activities	$(289)	$382	$802	$(41)	$128
Cash (used for) provided by investing activities	(611)	(480)	(824)	101	(1,071)
Cash provided by (used for) financing activities	891	21	(91)	(102)	1,295

	December 31,
	2006	2005	2004	2003	2002
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$365	$354	$432	$489	$470
Inventories (4)	3,684	2,769	2,636	2,867	2,407
Working capital	3,878	2,947	2,766	2,481	1,655
Total assets	14,347	11,446	10,907	9,884	8,349
Short-term debt, including current portion of long-term debt	610	589	681	1,017	1,499
Long-term debt	2,874	2,557	2,600	2,377	1,904
Redeemable preferred stock (5)	—	—	—	171	171
Cumulative convertible perpetual preference shares (2)	690	—	—	—	—
Common shares and additional paid-in-capital, net of receivable from former sole shareholder	2,691	2,631	2,362	2,011	1,945
Shareholders’ equity	$5,668	$4,226	$3,375	$2,377	$1,472

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	95.0	97.5	88.6	87.0	69.6
Fertilizer	11.6	11.5	11.6	11.5	10.7
Food products:
Edible oil products	4.5	4.3	4.7	4.1	2.0
Milling products	3.9	3.9	4.0	3.5	3.3
Other	—	—	—	0.1	0.2
Total food products	8.4	8.2	8.7	7.7	5.5
Total volume	115.0	117.2	108.9	106.2	85.8

(1)          Earnings per common share basic is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

(2)          In November 2006, Bunge sold 6,900,000 4.875% cumulative convertible perpetual preference shares in a public offering, for which we received net proceeds of $677 million, after underwriting discounts, commissions and expenses. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share and is convertible, at the holder’s option, at any time, initially into approximately 1.0846 Bunge Limited common shares (7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per share, subject in each case to specified adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted average common shares that were issuable upon conversion of the preference shares as they were antidilutive.

(3)          In October 2005, Bunge Limited announced its intent to redeem on November 22, 2005 for cash the remaining approximately $242 million principal amount outstanding of its 3.75% convertible notes. Substantially all of the then outstanding convertible notes were converted into 7,532,542 common shares of Bunge Limited prior to the redemption date. The calculation of diluted earnings per common share for the year ended December 31, 2005 includes the weighted average common shares that were issuable upon conversion of the convertible notes through the date of redemption. The calculation of diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 includes the weighted average common shares that were issuable upon conversion of the convertible notes during this period.

(4)          Included in inventories were readily marketable inventories of $2,336 million, $1,534 million, $1,264 million, $1,846 million and $1,517 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(5)          These shares were redeemed in November 2004.

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

Operating Results

Factors Affecting Operating Results

Our results of operations are affected by the following key factors in each of our business divisions:

Agribusiness

In the agribusiness division, we purchase, store, transport, process, and sell agricultural commodities and commodity products. Profitability in this division is principally affected by the availability and prices of agricultural commodities and commodity products and the availability and cost of transportation and logistics services, including truck, barge, rail and ocean freight. Additionally, profitability in the division is also affected by the relative prices of processed oilseed products and the raw materials necessary to produce them, which are influenced by global supply and demand for each. Our oilseed processing profitability is also impacted by industry capacity utilization and energy costs. Availability of agricultural commodities is affected by weather, disease, governmental policies and agricultural growing patterns. Demand is affected by growth in worldwide consumption of food products, population growth, changes in per capita incomes and the relative prices of substitute agricultural products, and in the past few years, by the growing demand for renewable fuels produced from agricultural commodities and commodity products.

We expect that population growth, rising standards of living and rising global demand for renewable fuels will continue to have a positive impact on global demand for our agribusiness products. However, from time to time, imbalances may exist between oilseed processing capacity and demand for oilseed products, which impacts our decisions regarding whether and when to purchase, store, transport, process or sell these commodities, including whether to reduce our own oilseed processing capacity.

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

In addition, our results of operations are affected by the following factors:

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries’ financial statements and foreign currency transactions affect our results as described below.

Translation of Foreign Currency Financial Statements.   Our reporting currency is the U.S. dollar. However, the functional currency of the majority of our foreign subsidiaries is their local currency. We translate the amounts included in the consolidated statements of income and cash flows of our foreign subsidiaries into U.S. dollars on a monthly basis at weighted average exchange rates, which we believe approximates the actual exchange rates on the dates of the transactions. Translations of the local currency income statement and cash flow amounts to U.S. dollars are affected by fluctuations of the local currency during a period versus the U.S. dollar. Further, comparisons of results between periods are affected by the differences in the average exchange rates during one period versus another.

Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at period end exchange rates and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Included in other comprehensive income for the year ended December 31, 2006, 2005 and 2004 were foreign exchange net translation gains of $267 million, $101 million and $217 million, respectively, representing the net gains from the translation of our foreign subsidiaries’ assets and liabilities.

Foreign Currency Transactions.   Certain of our foreign subsidiaries, most significantly those in Brazil, have monetary assets and liabilities that are denominated in U.S. dollars. These U.S. dollar-denominated monetary assets and liabilities are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss.

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

Brazil.   The functional currency of our Brazilian subsidiaries is the Brazilian real. As such, exchange rate changes between the U.S. dollar and the real affect our operating profitability. The real appreciated 9% against the U.S. dollar at December 31, 2006 compared to the rate at December 31, 2005, and the real appreciated 13% against the U.S. dollar at December 31, 2005 when compared to the rate at December 31, 2004. In 2006, the average real-U.S. dollar exchange rate was R$2.175, compared to R$2.435 in 2005, which represents a 12% strengthening in the value of the real versus the U.S. dollar in 2006. In 2005, the average real-U.S. dollar exchange rate was R$2.435, compared to R$2.926 in 2004, which represents a 20% strengthening in the value of the real versus the U.S. dollar in 2005.

We use long-term intercompany loans to reduce our exposure to foreign currency fluctuations in Brazil, particularly their effects on our results of operations. These loans do not require cash payment of principal and are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. This is in contrast to foreign exchange gains or losses on third-party debt and short-term intercompany debt, which are recorded in foreign exchange gains (losses) in our consolidated statements of income.

Agribusiness Segment—Brazil.   Our agribusiness sales are U.S dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural hedge to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Devaluations of the real against the U.S. dollar generally have a positive effect on our agribusiness segment results in Brazil, as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at weaker real - U.S. dollar exchange rates, which results in lower U.S. dollar costs. In addition, devaluations of the real generate gains based on the changes in the real-denominated value of our commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, devaluations of the real will also generate offsetting net foreign exchange losses on the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange losses in our consolidated statements of income. As our Brazilian subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt, the mark-to-market gains on the commodity inventories generally offset the foreign exchange losses on the intercompany U.S. dollar-denominated debt. Our effective tax rate is also favorably affected by the devaluation of the real, as we recognize tax benefits related to foreign exchange losses on certain intercompany loans. The foreign exchange losses eliminate in our consolidated statements of income but the related tax effects remain.

Appreciations generally have a corresponding negative effect on our results when real-denominated costs are translated to U.S. dollars at stronger real - U.S. dollar exchange rates resulting in higher U.S. dollar costs and losses based on changes in the real-denominated value of our agribusiness segment commodity inventories. At the same time, appreciations of the real generate offsetting net foreign exchange gains on the net U.S. dollar monetary position of our Brazilian subsidiaries, which are reflected in foreign exchange gains in our consolidated statements of income. Our effective tax rate is unfavorably affected by the appreciation of the real, as we incur income taxes related to foreign exchange gains on certain intercompany loans. However, we use derivative instruments to offset the foreign exchange gains on certain intercompany loans, which reduce the income tax expense resulting from the appreciation of the real.

Fertilizer Segment—Brazil.   Our fertilizer segment sales prices are linked to U.S. dollar-priced imported and domestic raw materials. Mining, industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are accounted for on the historical cost basis and are not marked-to-market. These inventories are generally financed with U.S. dollar-denominated intercompany loans. Appreciations of the real against the U.S. dollar generally result in higher mining, industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment subsidiaries. In addition, our gross profit margins generally are adversely affected by appreciations of the real as our local currency revenues are linked to U.S. dollar-priced imported and domestic raw materials, and we are selling higher cost inventories acquired and produced when the real was weaker. Inventories are typically acquired and produced in the first half of the year, while products are typically sold in the second half of the year. Thus, the recording of the exchange gains on the net U.S. dollar monetary liability position and the effects of the appreciating real on our gross profit margins generally do not occur in the same reporting period. As such, the foreign exchange impact on the intercompany debt is reflected monthly in our results while the impact on gross profit margins is reflected at the time products are sold. The converse is true for devaluations of the real and their effects on our consolidated financial statements.

Edible Oil and Milling Products Segment—Brazil.   Our food products businesses are generally local currency businesses. The costs of raw materials, principally wheat, corn and vegetable oil, are largely U.S. dollar-linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect margins.

Other Operations.   Our operations in Europe are in countries that are members of the European Union and several countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures in those countries to minimize the financial effects of fluctuations in the euro and other European currencies. We also operate in Argentina, where we are exposed to the peso. Our risk management policy is to fully hedge our monetary exposure to the financial effects of fluctuations in the value of the peso relative to the U.S. dollar.

Income Taxes

As a Bermuda exempted company, we are not subject to income taxes in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 39%. Determination of taxable income requires the interpretation of related tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events. Our overall income tax strategy is to fully comply with the tax reporting rules in each country and to minimize taxable income, taxes paid and the effects of our tax obligations on cash flow from operations.

In 2004, we merged and spun-off several 100% owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, Bunge recorded a valuation allowance of $60 million. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessment was made by the tax authorities. In addition, the statute of limitations for auditing tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, we reversed deferred tax valuation allowances of $72 million in 2006, as we now believe that it is more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to the $72 million reversed in 2006 represents the effects of foreign exchange translation adjustments.

In 2005, we received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in our acquisition of Cereol S.A. (Cereol) in 2002. We had recorded a $125 million deferred tax liability in the opening balance sheet of Cereol in 2002, related to unremitted earnings of a subsidiary that were not considered to be permanently reinvested. Based upon the final ruling received in 2005, we determined that the subsidiary could be liquidated without generating tax on the unremitted earnings. As a result of receipt of the favorable U.S. tax ruling, and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, we reduced certain indefinite lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero and then recognized an $86 million non-cash tax benefit in our consolidated statements of income. In conjunction with this transaction, we incurred $9 million of tax expense in 2005, related to the repatriation of the post-acquisition unremitted earnings of a foreign subsidiary under the provisions of the American Jobs Creation Act of 2004 (the Jobs Creation Act).

We have in the past obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the Jobs Creation Act ultimately repeals the ETI benefit in a gradual manner that results in the ETI benefit being phased out completely in 2007. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of our U.S. operations qualify as “manufacturing,” we do not expect to receive significant benefits from this new tax legislation as we have from the ETI benefit primarily due to our U.S. tax position. Income tax benefit in 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the ETI provision of the U.S. Internal Revenue Code.

Results of Operations

2006 Overview

Our 2006 agribusiness segment operating profit was lower than 2005 primarily as a result of poor results experienced in the first half of the year.

During the first half of 2006, agribusiness segment operating profit lagged behind the same period in 2005. Volumes in South America declined due to the unwillingness of Brazilian farmers to commercialize their soybeans due to poor farm economics and a reduced Argentine grain harvest. Brazilian farm economics were adversely affected by lower soybean prices caused by large global soybean stocks and an appreciating Brazilian real. In May 2006, Brazilian soybean farmers engaged in a three-week protest designed to pressure the Brazilian government to provide increased aid to the farm sector. These protests involved the blocking of grain transportation routes, which considerably slowed the movement of grains and oilseeds and resulted in supply chain disruptions, plant stoppages and lower sales of agricultural commodity products. As a result of poor agribusiness industry conditions in Brazil and our continuing efforts to reduce costs and improve capacity utilization, in the first half of 2006 we closed three small, older and less efficient oilseed processing facilities in Brazil and made further reductions to our Brazilian workforce. Argentina also suffered from excess capacity in the oilseed processing industry.

During the second half of 2006, agribusiness segment operating profit increased compared to the same period in 2005. Global prices for agricultural commodities increased in response to higher demand, which resulted in higher grain and oilseed processing margins. An enhanced Brazilian government aid program offered to soybean farmers helped stimulate farmer selling of soybeans in Brazil. Cost savings from prior restructuring actions reduced the effects of a stronger Brazilian real on local currency operating costs when translated into U.S. dollars. Oilseed processing margins improved in Argentina as the industry reduced the volumes of soybeans processed from earlier in 2006.

Our 2006 agribusiness results were also adversely affected by ocean freight during the first half of the year as decreases in spot market prices made it difficult to fully recover freight costs for shipments made to customers under previously-contracted, long-term freight agreements. In addition, a sharp increase in prices during the second half of the year further reduced margins as it was more difficult to purchase ocean freight at prices below amounts charged to customers.

Volumes and margins in southern Europe were affected by local outbreaks of avian influenza that occurred early in the year, which adversely affected demand for agricultural commodity products. North America continued to experience strong results and good margins.

Our fertilizer segment operating profit for 2006 improved over 2005 primarily due to improved foreign currency risk management resulting from our hedging of the impact of a stronger Brazilian real, lower expenses resulting from a workforce reduction we made earlier in the year and lower bad debt expense. Fertilizer segment operating profit during the first half of 2006 lagged behind the same period in 2005 as soy farmers held back purchases in anticipation of a Brazilian government agricultural aid program. During the second half of 2006, fertilizer segment operating profit improved compared to the same period in 2005 due to higher sales and margins. Farmer activity was stimulated by rising agricultural commodity prices, the Brazilian government aid program and favorable weather conditions throughout most of Brazil, which enabled late season planting. Improvements in inventory management also benefited results. Our fertilizer segment inventories were $352 million at December 31, 2006 and $421 million at December 31, 2005.

Edible oil product segment operating profit for 2006 improved over 2005 primarily due to stronger results in Europe and Brazil due to higher volumes and improved margins, which more than offset weaker results in North America. European margins benefited from lower seed costs, the consolidation of an acquisition in Poland and better distribution and brand positioning. Increases in sales of higher margin products in Brazil also benefited results, while a shift in product mix to lower margin bulk products adversely impacted North American results.

Milling product segment operating profit for 2006 improved over 2005 primarily due to higher average selling prices for corn and wheat milling products. Wheat milling product volumes increased but they were offset by lower corn milling product volumes. Higher demand in North America for corn by ethanol producers pushed up corn prices during 2006 which resulted in higher average selling prices for corn milling products. A small Argentine harvest in 2006, compared to the 2005 harvest, resulted in higher South American wheat prices, which caused higher average selling prices for wheat milling products.

Segment Results

In 2006, we reclassified certain edible oil product lines from the agribusiness segment to the edible oil products segment. Also, in our consolidated statements of income, we reclassified certain earnings on investments in affiliates from other income (expense)—net to equity earnings in affiliates. As a result, amounts in our segment results and consolidated statements of income for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current period presentation.

In 2006, we corrected our classification of interest income on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification was to increase cost of goods sold and net sales by $78 million, $102 million and $66 million for the years ended December 31, 2006, 2005 and 2004, respectively. The reclassification does not affect gross profit, segment operating profit or net income.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2006	2005	Percent Change	2004	Percent Change
		(US$ in millions, except percentages)
Volumes (in thousands of metric tons):
Agribusiness	94,993	97,560	(3)%	88,619	10%
Fertilizer	11,578	11,478	1%	11,589	(1)%
Edible oil products	4,451	4,267	4%	4,728	(10)%
Milling products	3,895	3,890	—%	3,987	(2)%
Total	114,917	117,195	(2)%	108,923	8%
Net sales:
Agribusiness	$19,106	$17,459	9%	$17,977	(3)%
Fertilizer	2,602	2,674	(3)%	2,581	4%
Edible oil products	3,601	3,385	6%	3,872	(13)%
Milling products	965	859	12%	804	7%
Total	$26,274	$24,377	8%	$25,234	(3)%
Costs of goods sold:
Agribusiness	$(18,326)	$(16,638)	10%	$(17,041)	(2)%
Fertilizer	(2,276)	(2,333)	(2)%	(1,980)	18%
Edible oil products	(3,274)	(3,101)	6%	(3,615)	(14)%
Milling products	(827)	(734)	13%	(712)	3%
Total	$(24,703)	$(22,806)	8%	$(23,348)	(2)%
Gross profit:
Agribusiness	$780	$821	(5)%	$936	(12)%
Fertilizer	326	341	(4)%	601	(43)%
Edible oil products	327	284	15%	257	11%
Milling products	138	125	10%	92	36%
Total	$1,571	$1,571	—%	$1,886	(17)%
Selling, general and administrative expenses:
Agribusiness	$(506)	$(456)	11%	$(471)	(3)%
Fertilizer	(190)	(229)	(17)%	(197)	16%
Edible oil products	(217)	(215)	1%	(157)	37%
Milling products	(65)	(56)	16%	(46)	22%
Total	$(978)	$(956)	2%	$(871)	10%
Foreign exchange gain (loss):
Agribusiness	$(12)	$29		$(17)
Fertilizer	47	(47)		(32)
Edible oil products	5	—		5
Milling products	—	(1)		—
Total	$40	$(19)		$(44)

Interest income:
Agribusiness	$27	$21	29%	$21	—
Fertilizer	58	57	2%	50	14%
Edible oil products	2	3	(33)%	6	(50)%
Milling products	3	2	50%	3	(33)%
Total	$90	$83	8%	$80	4%
Interest expense:
Agribusiness	$(203)	$(140)	45%	$(111)	26%
Fertilizer	(39)	(41)	(5)%	(50)	(18)%
Edible oil products	(31)	(35)	(11)%	(32)	9%
Milling products	(7)	(7)	—%	(8)	(13)%
Total	$(280)	$(223)	26%	$(201)	11%
Segment operating profit:
Agribusiness	$86	$275	(69)%	$358	(23)%
Fertilizer	202	81	149%	372	(78)%
Edible oil products	86	37	132%	79	(53)%
Milling products	69	63	10%	41	54%
Total	$443	$456	(3)%	$850	(46)%
Depreciation, depletion and amortization:
Agribusiness	$126	$110	15%	$89	24%
Fertilizer	130	104	25%	70	49%
Edible oil products	53	50	6%	41	22%
Milling products	15	14	7%	12	17%
Total	$324	$278	17%	$212	31%
Net income	$521	$530	(2)%	$469	13%

(1)          Total segment operating profit is our consolidated income from operations before income tax that includes interest income of each segment and an allocated portion of the foreign exchange gains and losses and of interest expense relating to debt financing operating working capital, including readily marketable inventories.

Total segment operating profit is a non-GAAP financial measure and is not intended to replace income from operations before income tax, the most directly comparable GAAP financial measure. Total segment operating profit is a key performance measurement used by Bunge’s management to evaluate whether operating activities cover the financing costs of its business. Bunge believes total segment operating profit (loss) is a more complete measure of its operating profitability, since it allocates foreign exchange gains and losses and the cost of debt financing working capital to the appropriate operating segments. Additionally, Bunge believes total segment operating profit assists investors by allowing them to evaluate changes in the operating results of its portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to income from operations before income tax or any other measure of consolidated operating results under U.S. GAAP.

Below is a reconciliation of income from continuing operations before income tax to total segment operating profit:

	Year Ended December 31,
	2006	2005	2004
	(US$ in millions)
Income from continuing operations before income tax	$522	$488	$891
Unallocated (income) expense—net(1)	(79)	(32)	(41)
Total segment operating profit	$443	$456	$850

(1)          Unallocated (income) expense—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

2006 Compared to 2005

Agribusiness Segment.   Agribusiness segment net sales increased 9% due to higher average selling prices for agricultural commodity products. The increase in average selling prices was partially offset by a 3% decrease in volumes.

Cost of goods sold increased 10% primarily due to higher raw material costs, freight costs, increased energy costs primarily in North America and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate strengthened 12% in the year ended December 31, 2006 compared to the same period in 2005. In addition, 2006 included impairment and restructuring charges of $20 million and 2005 included a $27 million decrease in allowances for recoverable taxes and a $14 million reversal for a transactional tax provision due to a favorable tax ruling and $40 million of impairment and restructuring charges.

Gross profit decreased 5% primarily due to higher freight costs, increased energy costs, primarily in North America, and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

SG&A expenses increased 11% primarily due to increases in bad debt expense and from the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Offsetting the increase was a $4 million reduction in SG&A expenses due to a partial settlement payment we received in connection with litigation in Brazil.

Despite the appreciation of the Brazilian real at December 31, 2006 compared to December 31, 2005, foreign exchange losses in 2006 of $12 million were primarily the result of volatility in the value of the Brazilian real during the year relative to the U.S. dollar, particularly during the second quarter of 2006 when the Brazilian real devalued and Brazilian agribusiness inventory levels were at their highest levels during 2006. At December 31, 2005, the Brazilian real had appreciated 13% in value against the U.S. dollar compared to values at December 31, 2004, resulting in exchange gains of $29 million in 2005. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 45% primarily due to higher average borrowings caused by higher average inventory levels and increases in short-term interest rates.

Segment operating profit decreased 69% primarily due to lower volumes and gross profit, higher SG&A expenses, foreign exchange losses and higher interest expense.

Fertilizer Segment.   Fertilizer segment net sales decreased 3% primarily due to lower average selling prices because of lower international prices for potash partially offset by a 1% increase in volumes.

Cost of goods sold decreased 2% primarily due to lower expenses resulting from the restructuring programs in Brazil initiated in the fourth quarter of 2005, partially offset by higher operating and depreciation expenses attributable to the expansion of our phosphate capacity which began production in the first quarter of 2006, and higher costs primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to 2005. Cost of goods sold in 2005 was reduced as a result of $28 million of value-added tax credits relating to taxes we paid in prior periods.

Gross profit decreased by 4% primarily due to lower average selling prices, higher operating and depreciation expenses and higher costs due to the impact of a stronger Brazilian real.

SG&A expenses decreased 17% primarily due to a reversal of a Brazilian social contribution tax provision of $18 million resulting from a favorable court ruling and lower expenses resulting from a workforce reduction we made earlier in the year. Partially offsetting the decrease were higher costs due to the impact of the stronger Brazilian real. Included in SG&A expenses in 2006 were $2 million of cash restructuring charges relating to a workforce reduction.

Foreign exchange results for 2006 included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A expenses.

Segment operating profit increased 149% primarily due to foreign exchange gains resulting from our hedging program and lower SG&A expenses.

Edible Oil Products Segment.   Edible oil products segment net sales increased 6% due to higher average selling prices and a 4% increase in volumes in most regions, especially in Europe. The increase in average selling prices followed the generally higher trend in agricultural commodity prices. The increase in volumes was largely driven by increased demand for vegetable oil used in the biodiesel industry. Our European operations also benefited from the consolidation of an acquisition in Poland, which was previously accounted for on the equity method of accounting. Our Brazilian operations benefited from expanded operations at one of our refining and packaging facilities.

Cost of goods sold increased 6% due to the increase in volumes, higher raw material costs and higher energy costs primarily in North America and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit increased 15% primarily due to improved profitability and higher volumes in Europe. Included in cost of goods sold in 2006 was $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations. Overall improved distribution and brand positioning also contributed to the improvement in gross profit.

SG&A expenses increased 1% primarily due to the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars partially offset by lower advertising expenses and a receipt of a $2 million partial settlement payment in connection with litigation in Brazil. In 2005, SG&A expenses included $2 million of restructuring charges relating to a workforce reduction in Brazil and Europe.

Segment operating profit increased 132% primarily due to improved profitability in Europe and the consolidation of an acquisition in Poland, which contributed $6 million to segment operating profit in 2006.

Milling Products Segment.   Milling products segment net sales increased 12% primarily due to higher wheat milling product volumes and higher average selling prices for wheat and corn milling products. Increases in wheat milling product volumes to bakery and industrial customers and corn milling product volumes to commercial customers more than offset the lower corn volumes sold to the U.S. government food aid program. Higher average selling prices in wheat and corn milling products were primarily caused by a reduction in global wheat stocks and higher corn prices in North America due to increases in demand for corn by ethanol producers.

Cost of goods sold increased 13% primarily due to higher raw material costs and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Raw material cost increases were largely higher following the trend in wheat and corn prices. Gross profit increased 10% primarily due to improved milling product margins resulting from a shift to higher margin products. SG&A expenses increased 16% primarily due to the effects of a stronger Brazilian real.

Segment operating profit increased 10% as a result of the increase in gross profit and lower financial costs.

Financial Costs.   The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
(US$ in millions, except percentages)	2006	2005	Change
Interest income	$119	$104	14%
Interest expense	(280)	(231)	21%
Foreign exchange gains	59	(22)

Interest income increased 14% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 21% due to higher average borrowings and higher average interest rates on short-term debt.

Foreign exchange gains of $59 million in 2006 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 9% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2006 compared to December 31, 2005. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our fertilizer segment industrial and SG&A expenses in Brazil. Foreign exchange losses of $22 million in 2005 included hedging costs related to our exposure in Brazil partially offset by exchange gains on our Brazilian U.S. dollar net monetary liability position primarily due to the 13% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2005 compared to December 31, 2004. In addition, in 2005, the 2% devaluation in the value of the Argentine peso versus the U.S. dollar at December 31, 2005 compared to December 31, 2004 resulted in exchange losses on our Argentine U.S. dollar net monetary liability position.

Other Income (Expense)—net. Other income (expense)—net increased $9 million to $31 million in 2006 from $22 million in 2005. The amount for 2006 primarily included a gain on sale of land in Europe for $31 million and 2005 included gains on interest rate derivative contracts and gains on sales of long-lived assets.

Income Tax Benefit (Expense).   Income tax benefit for 2006 of $36 million included a $67 million reversal of deferred tax valuation allowances and a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005 (See “—Factors Affecting our Operating Results - Income Taxes” above) and a charge of $14 million relating to certain income tax contingencies in Europe. Excluding these items, the income tax benefit was $4 million.

In 2004, we merged and spun-off several 100% owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, Bunge recorded a valuation allowance of $60 million. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessment were made by the tax authorities. In addition, the statute of limitations for auditing tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, we reversed deferred tax valuation allowances of $72 million in 2006 as we now believe that it is more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to the $72 million reversed in 2006 represents the effects of foreign exchange translation adjustments. Offsetting the decrease in the reversal were additional valuation allowances of $5 million recorded in various entities relating to recoverability of deferred tax assets.

Income tax benefit for 2005 of $82 million included a $77 million reversal of a deferred tax liability as a result of a favorable tax ruling with respect to unremitted earnings of a foreign subsidiary acquired (See “—Factors Affecting our Operating Results - Income Taxes” above) and a $79 million reversal of deferred tax valuation allowances as a result of the projected utilization of net operating loss carryforwards. Excluding these items, the income tax expense was $74 million.

The decrease in the valuation allowance in 2005 resulted from the projected use of net operating loss carryforwards by our Brazilian subsidiaries. We were able to recognize these net operating loss carryforwards because of the legal restructuring of our Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by the effects of the Brazilian real appreciation and actions undertaken to recover the net operating loss carryforwards. Our tax planning strategies in Brazil involve the use of foreign currency derivatives, optimizing the capital structure of our Brazilian subsidiaries to make it more tax efficient and using U.S. dollar-denominated intercompany loans.

The decrease in the income tax expense, excluding the items noted above, was primarily due to a decline in income from operations before income tax in subsidiaries that are in tax jurisdictions with higher income tax rates. The effects of a legal restructuring in Brazil, completed in 2005, also contributed to the lower income tax expense.

Minority Interest.   Minority interest expense decreased $11 million to $60 million in 2006 from $71 million in 2005 primarily due to lower earnings from Fosfertil.

Equity Earnings in Affiliates.   Equity earnings of affiliates decreased $8 million to $23 million in 2006 from $31 million in 2005 primarily due to lower earnings in Solae as a result of impairment and restructuring charges relating to the closure of a plant in China, employee severance costs and impairment charges relating to certain patent, technology and trademark investments in intangible assets no longer used in the business. Partially offsetting the decrease in equity in earnings of affiliates were higher earnings from our French oilseed processing and European biodiesel joint ventures.

Net Income.   Net income decreased $9 million to $521 million in 2006 from $530 million in 2005. Net income for 2006 includes the reversal of deferred tax valuation allowances of $67 million, impairment and restructuring charges of $16 million, net of tax, a reversal of a Brazilian social contribution tax provision of $8 million, net of tax and after minority interest, resulting from a favorable court ruling, a partial litigation settlement gain of $4 million, net of tax, $7 million of expense, net of tax, relating to the incremental share-based compensation cost as a result of the adoption of SFAS No. 123R,  an income tax expense of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005, an income tax expense of $14 million relating to certain income tax contingencies, $13 million of impairment and restructuring charges, net of tax, relating to our investment in affiliates in Solae and gains on sales of long-lived assets of $29 million.

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

Gross profit decreased 12% primarily due to lower results in our Brazilian agribusiness operations caused by the slower pace of farmer selling, which reduced margins and capacity utilization in Brazil, freight costs and higher operational expenses due to the impact of the stronger real on local currency costs when translated into U.S. dollars.

SG&A expenses decreased 3% primarily due to a reduction in bad debt expense as a result of recoveries on advances to farmers and lower variable compensation expense, offset in part by the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. SG&A expenses included $5 million of restructuring charges relating to a workforce reduction in our Brazilian and European operations.

Segment operating profit decreased 23% primarily due to the decrease in gross profit.

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

SG&A expenses increased 16% primarily due to higher bad debt expense of $44 million, higher employee expenses, a $2 million restructuring charge relating to a workforce reduction in Brazil and the effect of the stronger real on local currency costs when translated into U.S. dollars compared to last year. Bad debt expense increased primarily due to increases in delinquent accounts as a result of weakened farm economics in Brazil. In certain regions in Brazil, the 2005 crop was poor in quality and yield, primarily due to a drought. In 2005, SG&A expenses included a reversal of a provision of $10 million due to favorable settlement relating to an audit of value added taxes in Brazil.

Segment operating profit decreased 78% primarily due to the decrease in gross profit and increases in SG&A expenses.

Edible Oil Products Segment.   Edible oil products segment net sales decreased 13% primarily due to lower average selling prices caused by a decrease in raw material costs that resulted from increased global supply of oilseeds. The decrease was also due to a 10% decline in volumes.

Cost of goods sold decreased 14% primarily due to lower raw material costs offset partially by increases in energy costs. Included in cost of goods sold in 2004 were $7 million of impairment charges related to write downs of certain refining and packaging facilities in our North and South American edible oil operations. Gross profit increased 11% primarily due to the increase in sales volumes, lower raw material costs and a more profitable product mix in most locations.

SG&A expenses increased 37% primarily due to the effects of a stronger real on local currency costs when translated into U.S. dollars, higher employee costs related to building our sales force in Russia and higher advertising expenses in Brazil and Poland related to the launch and repositioning of our margarine brands. In 2005, SG&A expenses included $2 million of restructuring charges relating to workforce reductions in Brazil and Europe.

Segment operating profit decreased 53% primarily due to the increase in SG&A expenses.

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

SG&A expenses increased 22% primarily due to the impact of the stronger real. Segment operating profit increased 54% as a result of the improvement in gross profit.

Consolidated Financial Costs.   The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
(US$ in millions, except percentages)	2005	2004	Change
Interest income	$104	$103	1%
Interest expense	(231)	(214)	8%
Foreign exchange losses	(22)	(31)

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

Other Income (Expense)—net.   Other income (expense)—net increased $4 million to $22 million in 2005 from $18 million in 2004. 2005 included a pretax gain of $8 million from the formation of our biodiesel joint venture with Diester Industrie in December 2005. 2004 included a pretax gain of $5 million from our asset exchange transaction with J. Macêdo.

Income Tax Benefit (Expense).   Income tax benefit for 2005 of $82 million included a non-cash $77 million reversal of a deferred tax liability as a result of a favorable U.S. tax ruling with respect to unremitted earnings of a foreign subsidiary acquired (See “—Income Taxes” above) and a $79 million reversal of deferred tax valuation allowances as a result of the projected utilization of net operating loss carryforwards. We were able to recognize these net operating loss carryforwards because of the legal restructuring of the Bunge’s Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by the effects of the real appreciation and actions undertaken to recover the net operating loss carryforwards. The remaining decrease in our income taxes was primarily attributable to a reduction in earnings in higher tax jurisdictions.

Minority Interest.   Minority interest expense decreased $75 million to $71 million in 2005 from $146 million in 2004, primarily due to lower earnings from our non-wholly owned subsidiaries and the acquisition of the remaining 17% minority interest of Bunge Brasil S.A. in the third and fourth quarters of 2004. Bunge now owns 100% of Bunge Brasil.

Equity in Earnings of Affiliates.   Equity in earnings of affiliates increased $18 million to $31 million in 2005 from $13 million in 2004 primarily due to higher earnings from Bunge’s French vegetable oil processing and European biodiesel joint ventures.

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

Liquidity and Capital Resources

Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.86 and 1.81 at December 31, 2006 and 2005, respectively.

Cash and Readily Marketable Inventories.   Cash and cash equivalents were $365 million at December 31, 2006 and $354 million at December 31, 2005.

Included in our inventories were readily marketable inventories of $2,336 million at December 31, 2006 and $1,534 million at December 31, 2005. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Inventories at December 31, 2006 increased from December 31, 2005 primarily due to higher agricultural commodity prices and larger inventory quantities.

Fertilizer Segment Accounts Receivable.   In our fertilizer segment, customer accounts receivable typically have repayment terms of up to 180 days. The actual due dates are individually determined based upon when a farmer purchases our fertilizers and the anticipated harvest and sale of the farmer’s crop, as the farmer’s cash flow is seasonal and is typically generated after the crop is harvested. The payment terms for these accounts receivable are often renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

Brazilian farm economics in 2006 and 2005 were adversely affected by lower soybean prices during much of the period due to large global soybean stocks and a steadily appreciating Brazilian real.  In addition, in certain regions in Brazil, the 2005 crop was poor in quality and yield due to a drought. Certain Brazilian farmers responded to these conditions by withholding sales of their crops and delaying payment on outstanding amounts owed to farm input suppliers, which has resulted in an increase in the number of our delinquent fertilizer segment accounts receivable. In addition, certain farmers increased their accounts receivable balances with us in order to acquire additional fertilizer products for the 2006 planting season. As a result, we have increased our allowance for doubtful accounts in the fertilizer segment. Below is a table of our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions)	2006	2005
Trade accounts receivable	$746	$676
Allowance for doubtful accounts	$144	$117
Allowance for doubtful accounts as a percentage of accounts receivable	19%	17%

We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we have determined that collection is doubtful. We base our determination of the allowance on analyses of credit quality for specific accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon significant changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and we have increased our collateral requirements for certain customers.

Secured Advances to Suppliers and Prepaid Commodity Contracts.   We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer’s future crop and mortgages on the farmer’s land and other assets and are generally settled after the farmer’s crop is harvested and sold. At December 31, 2006, we had $866 million in outstanding prepaid commodity purchase contracts and secured advances to farmers in Brazil compared to $924 million at December 31, 2005. The allowance for uncollectible advances totaled $40 million at December 31, 2006 and $32 million at December 31, 2005. We closely monitor the collectibility of these advances. Against these outstanding balances owed to us, we also had $35 million and $39 million, as of December 31, 2006 and December 31, 2005, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. In addition, at December 31, 2006, we had a $16 million security interest in the undelivered harvested crop of various farmers with outstanding advances held at facilities not owned by us.

Included in the outstanding balances for prepaid purchase contracts and secured advances to farmers at December 31, 2006 and 2005 were long-term secured advances to suppliers of $258 million and $196 million, respectively. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. We extend secured advances to suppliers on a long-term basis as Brazilian producers increase acreage used for the production of agricultural commodities. These advances are used by our suppliers to invest in the cultivation of newly converted land and other supplies needed for the production of agricultural commodities. This program ensures a future supply of agricultural commodities from the increased acreage. Often these new production areas will take two to three years to reach normal yields.

Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms equal to an aggregate of $54 million and $56 million at December 31, 2006 and 2005, respectively, mainly due to crop failures. These renegotiated advances are collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment.

Long-Term and Short-Term Debt.   We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited’s 100% owned financing subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program.

Our short-term and long-term debt increased by $338 million at December 31, 2006 from December 31, 2005, primarily due to higher working capital levels. The increase in working capital was primarily due to higher prices for agricultural commodities, higher soybean purchases in the United States and Brazil and a positive carrying structure in the market for agricultural commodities, as forward prices for agricultural commodities have been higher than current cash prices, which has encouraged processors such as us to buy and hold inventories. Generally, during periods when commodity prices are high, our operations require increased levels of working capital which results in higher debt levels.

To finance working capital, we use cash flows generated from operations and short-term borrowings, including our commercial paper program, and various long-term bank facilities and bank credit lines, which are sufficient to meet our business needs. At December 31, 2006, we had approximately $1,450 million of committed borrowing capacity under our commercial paper program, other short-term lines of credit and long-term credit facilities, all of which are with a number of lending institutions. Of this committed capacity, $910 million was unused and available at December 31, 2006.

At December 31, 2006, we had $90 million outstanding under our commercial paper program. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. These credit lines expire in June 2007. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. Bunge Limited has provided parent level guarantees of the indebtedness under these bank credit lines entered into by its 100% owned subsidiary. At December 31, 2006, no amounts were outstanding under these back-up bank credit lines.

To supplement our existing credit lines and based on our assessment of anticipated liquidity requirements due to the increase in working capital and our business expansion plans, during 2006, we entered into revolving short-term uncommitted credit agreements with several banks representing an aggregate of $775 million in borrowing capacity of which $225 million was outstanding at December 31, 2006. Also in 2006, we entered into a three-year revolving credit agreement with several banks commencing on January 1, 2007 that expires in January 2010 with an aggregate borrowing capacity of $600 million. This credit agreement was entered into by our 100% owned finance subsidiary, Bunge Finance Europe B.V. and is guaranteed by Bunge Limited.

Through our subsidiaries, we have various other long-term debt facilities at fixed and variable interest rates denominated in both U.S. dollars and Brazilian reais, most of which mature between 2007 and 2008. At December 31, 2006 we had $190 million outstanding under these long-term debt facilities. At December 31, 2006, $57 million was secured by certain land, property, plant and equipment and investments in our consolidated subsidiaries, having a net carrying value of $573 million.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, working capital and a maximum debt to capitalization ratio. We were in compliance with these covenants as of December 31, 2006.

In June 2006, Standard & Poor’s Ratings Services (S&P) and Fitch Ratings revised their outlook on the credit rating of our unsecured guaranteed senior notes to “BBB with a negative outlook” from “BBB with a stable outlook”. Subsequently, on November 14, 2006, S&P lowered the credit rating on our unsecured guaranteed senior notes to “BBB- with a stable outlook” from “BBB with a negative outlook”. Also, on July 31, 2006, Moody’s Investors Service (Moody’s) placed the Baa2 rating on our guaranteed senior unsecured notes under review for possible downgrade. Subsequently, on December 4, 2006, Moody’s revised their outlook on the credit rating of our guaranteed senior unsecured notes to “Baa2 with a negative outlook” from “Baa2”. We do not have any ratings downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

We have various outstanding interest rate swap agreements with a total notional amount of $1,400 million for the purpose of managing our interest rate exposure on a portion of our fixed rate senior notes. Under the terms of the interest rate swaps, we make payments based on six-month LIBOR set in arrears, and we receive payments based on fixed interest rates. Accrued interest payable of approximately $16 million relating to these swaps was recorded as an increase to interest expense in 2006. The maturity of the interest rate swap agreements correspond with the maturity of the associated fixed rate senior notes.

In November 2005, we redeemed our remaining outstanding 3.75% convertible notes due November 15, 2022 (convertible notes) issued by Bunge Limited Finance Corp. (BLFC). BLFC is a 100% owned  subsidiary of Bunge Limited. The convertible notes were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. Substantially all holders of the remaining outstanding aggregate principal amount of $242 million convertible notes converted their notes into an aggregate 7,532,542 common shares of Bunge Limited prior to the redemption date. The income tax effect of this redemption was not recorded in 2005 as the final conclusions regarding the appropriate income tax treatment had not been finalized. In 2006, we completed our 2005 U.S. tax return and recorded a tax benefit of $48 million with a corresponding increase in deferred tax assets for the difference between the face value of the notes and the fair market value of Bunge Limited common shares on the date of the exchange. In addition, we recorded a tax liability of $24 million related to this transaction. The income tax benefit and the associated valuation allowance were recorded to additional paid-in capital in shareholders’ equity in accordance with SFAS No. 109, Accounting for Income Taxes and APB No. 9, Reporting the Results of Operations

Convertible Preference Shares.   In November 2006, we sold 6,900,000 4.875% cumulative convertible perpetual preference shares in a public offering for which we received net proceeds of $677 million, after underwriting discounts, commissions and expenses. We used the net proceeds to reduce indebtedness. Dividends on the convertible preference shares are payable quarterly. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends and is convertible, at the holder’s option, at any time, initially into approximately 1.0846 of our common shares, based on an initial conversion price of $92.20 per share, subject in each case to specified adjustments. On or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30-trading day period, we may, at our option, cause the convertible preference shares to be automatically converted into common shares at the then prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

Shareholders’ Equity.   Shareholders’ equity increased to $5,668 million at December 31, 2006 from $4,226 million at December 31, 2005, as a result of the net income of $521 million, $677 million received from the sale of preference shares, $25 million from the issuance of our common shares upon the exercise of employee stock options and the issuance of restricted stock units that had vested, $24 million related to stock-based compensation expense upon the adoption of SFAS No. 123R, $24 million relating to tax benefits from the November 2005 redemption of the convertible notes and other comprehensive income of $279 million, which includes foreign exchange gains of $267 million. This increase was partially offset by dividends paid to shareholders of $74 million during 2006 and accrued dividends payable to preference shareholders of $4 million.

Cash Flows

2006 Compared to 2005.   In 2006, our cash and cash equivalents balance increased $11 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $78 million decrease in our cash and cash equivalents balance in 2005.

Our operating activities used cash of $289 million in 2006, compared to cash provided of $382 million in 2005.

Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. The decrease in the cash flow from operating activities was primarily due to higher levels of working capital. The higher levels of working capital were primarily attributable to higher soybean purchases in the United States and Brazil and a positive carrying structure in the market for agricultural commodities, as forward prices for agricultural commodities have been higher than current cash prices, which has encouraged processors such as us to buy and hold inventories.

Generally, during periods when commodity prices are high, our operations require increased levels of working capital.

Our Brazilian subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt. The functional currency of our Brazilian subsidiaries is the local currency, the Brazilian real. These U.S. dollar- denominated intercompany loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. However, foreign exchange gains or losses on these U.S. dollar-denominated intercompany loans do not impact our cash flows from operating activities, but are included as an adjustment to reconcile net income to cash provided by (used for) operating activities. For the year ended December 31, 2006 and 2005, the foreign exchange gains on these loans were $175 million and $112 million, respectively, and these were included as an adjustment to reconcile net income to cash used (provided) by operating activities in the line item “Foreign exchange (gain) loss on debt” in our consolidated statements of cash flows.

Cash used by investing activities was $611 million in 2006, compared to cash used of $480 million in 2005. Payments made for capital expenditures included investments in property, plant and equipment that totaled $503 million and consisted primarily of additions under our normal capital expenditure plan. The majority of capital expenditures in 2006 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, safety improvements, equipment upgrades and business expansion.

Investments in affiliates included in cash flow from investing activities for 2006 included $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia, additional investments of $35 million in our existing Brazilian port terminal joint ventures and $28 million of investments in various renewable energy joint ventures in the United States. In 2006, acquisitions of business and other intangible assets include the acquisition of two agribusiness companies in China for $26 million and $43 million for a port terminal in Brazil.

Investing activities in 2006 also included capital returns of $18 million primarily from our Solae joint venture. In addition, we collected $11 million from a note receivable relating to the December 2005 formation of our biodiesel joint venture with Diester Industrie International that was repaid in April 2006. Proceeds from disposal of property, plant and equipment includes $38 million from the sale of land in Europe.

Cash provided by financing activities was $891 million in 2006 compared to cash provided of $21 million in 2005. In 2006, we increased our borrowings by $299 million, and we received net proceeds of $677 million from the issuance of convertible preference shares. Dividends paid to our common shareholders in 2006 were $74 million.

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

The decrease in the cash flow from operating activities is primarily due to the decline in income from operations before income taxes and minority interest and higher levels of operating working capital for 2005 compared to 2004. Cash flow from operations in 2005 included approximately $155 million from the sale of accounts receivable through a new securitization facility. In 2004, cash flow benefited from the reduction in high soybean prices. Cash flow provided by operating activities for 2004 also included $60 million received from the net settlement of various interest rate derivatives.

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

In 2004, we acquired the remaining 17% interest in Bunge Brasil that we did not already own for $314 million in cash. In April 2004, we acquired the remaining 40% of Polska Oil, a Polish producer of bottled edible oils, for $27 million. In addition, we invested approximately $38 million in existing and new business joint ventures during 2004 primarily in South America and Eastern Europe and we loaned $14 million to our joint venture in Poland. Also included in cash flow from investing activities in 2004 was $7 million received in the asset exchange transaction with J. Macêdo.

Cash provided by financing activities was $21 million in 2005, compared to cash used of $91 million in 2004. In 2005 and 2004, we increased our borrowings of long-term debt primarily to finance our additional working capital requirements and fund our investing activities. In July 2005, BLFC issued $400 million of unsecured senior notes, which are unconditionally guaranteed by Bunge Limited, for net proceeds of $396 million.

In 2004, we reduced our borrowings of short-term debt by using cash flow provided by operating activities. In April 2004, BLFC issued $500 million of unsecured senior notes, which are unconditionally guaranteed by Bunge Limited, for net proceeds of $496 million, and in June 2004, we sold 9,775,000 common shares in a public offering for net proceeds of $331 million. In November 2004, we redeemed preferred shares of a subsidiary for $170 million. Dividends paid to our shareholders in 2005 and 2004 were $63 million and $51 million, respectively.

Capital Expenditures

Our capital expenditures were $503 million in 2006, $522 million in 2005 and $437 million in 2004. In 2006, major capital projects included the construction of a new refinery in Canada, construction of two new oilseed processing plants in Spain, construction of port terminal facilities in Brazil and Argentina, expansion of Brazilian sulfuric and phosphoric acid production capacity, acquisition of silos in Eastern Europe and construction of new refining and oilseed processing capabilities in Eastern Europe.

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

We intend to invest approximately $570 million to $590 million in 2007, net of cash received on asset dispositions for capital expenditures. Of this amount, we expect that $290 million to $310 million will be used for sustaining current production capacity, as well as maintenance, safety and environmental capital expenditure programs. The other investments will be used to build new plants and improve oilseed processing logistics and plant operating efficiencies in Europe, expand and upgrade our mining, fertilizer and wheat milling production capacity and port facilities in Brazil, expand or acquire grain origination facilities in Europe and expand and modernize certain of our oilseed processing and edible oil refineries in Canada and Europe. We intend to fund our capital expenditures with cash flows from operations and available borrowings.

Off-Balance Sheet Arrangements

Guarantees

We have issued or were party to the following third-party guarantees at December 31, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$58
Unconsolidated affiliates financing(2)	22
Customer financing(3)	162
Total	$242

(1)          Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $58 million at December 31, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)          Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, which are our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(3)          We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of their customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2006, $90 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at December 31, 2006.

In addition, we have issued parent level guarantees for the repayment of certain senior notes and senior credit facilities, which were issued or entered into by our 100% owned subsidiaries. Our senior notes, issued by our 100% owned finance subsidiaries, Bunge Limited Finance Corp., are fully and unconditionally guaranteed by us. The debt under these guarantees had a carrying amount of $2,836 million at December 31, 2006. All outstanding debt related to these guarantees is reflected in our consolidated financial statements included as part of this Annual Report on Form 10-K. There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any of our other subsidiaries to transfer funds to us.

Also, certain of our subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $65 million as of December 31, 2006, of which approximately $4 million of related debt was outstanding as of such date.

Accounts Receivable Securitization Facilities

In 2005, certain of our European subsidiaries entered into an accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. We account for the transfers of accounts receivable as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus .295% per annum. In the years ended December 31, 2006 and 2005, we recognized approximately $5 million and $2 million, respectively, of expenses, in the consolidated statements of income, related to the securitization program in Europe.

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

As of December 31, 2006, we sold approximately $171 million of accounts receivable to the Euro securitization facility, of which we have retained a $44 million beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, we recorded an allowance for doubtful accounts of $4 million and $4 million against the beneficial interest at December 31, 2006 and 2005, respectively, in other current assets in the consolidated balance sheet.

In addition, we have two other accounts receivable securitization facilities through our wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $170 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. Both of the North American facilities expire in 2007, with an option to renew. The effective yield rates approximate the 30 day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

During 2006 and 2005, the outstanding undivided interests averaged $150 million and $116 million, respectively. We retain collection and administrative responsibilities for the accounts receivable in the pools. We recognized $9 million, $5 million and $2 million in related expenses for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income.

In addition, we retain interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, the retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2006 and 2005 were net of $171 million and $105 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

Tabular Disclosure of Contractual Obligations

The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2006
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(US$ in millions)
Commercial paper borrowings(1)	$90	$90	$—	$—	$—
Other short-term borrowings(1)	364	364	—	—	—
Long-term debt(1)	3,030	156	1,064	571	1,239
Fixed interest rate obligations	367	67	184	109	7
Non-cancelable lease obligations	614	112	206	144	152
Freight supply agreements(2)	2,455	487	353	207	1,408
Inventory purchase commitments	1,248	1,248	—	—	—
Total contractual obligations	$8,168	$2,524	$1,807	$1,031	$2,806

(1)          We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)          In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to six years in the case of ocean freight vessels and 8 to 21 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

Employee Benefit Plans

We expect to contribute $16 million to our defined benefit pension plans and $3 million to our postretirement healthcare benefit plans in 2007.

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

Allowances for Uncollectible Accounts

We evaluate the collectibility of our trade accounts receivable and secured advances to suppliers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on historical experience, market conditions, current trends and any specific customer collection issues that we have identified. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense. At December 31, 2006, our allowances for uncollectible trade accounts receivable and secured advances to suppliers were $224 million and $40 million, respectively. At December 31, 2005, our allowances for uncollectible trade accounts receivable and secured advances to suppliers were $180 million and $32 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

Recoverable Taxes

We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management’s assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2006 and 2005, the allowance for recoverable taxes was $12 million and $7 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

Derivative Instruments

To the extent we consider it prudent for minimizing risk, we use derivative instrument contracts for the purpose of managing the exposures associated with agricultural commodity prices, energy and ocean freight costs, foreign currency exchange rates and interest rates. We are exposed to loss in the event of non-performance by the counterparties to these contracts. The risk of non-performance is routinely monitored and provisions recorded if necessary to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these contracts could result in additional provisions and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances against non-performance by counterparties at December 31, 2006 and 2005.

Property, Plant and Equipment and Other Finite-Lived Intangible Assets

Long-lived assets include property, plant and equipment and finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges.

In 2006, we recorded a pretax impairment charge of $18 million and $2 million in our agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and bottling facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities.

In 2005, we recorded a pretax impairment charge in our agribusiness segment of $35 million relating to certain South American oilseed processing facilities which have been closed due to a deteriorating operating environment caused by industry over capacity and $3 million relating to an oilseed processing plant in India.

Investments in Affiliates

We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. We did not have any impairment charges relating to our equity investments in 2006, 2005 and 2004.

Goodwill

Goodwill represents the excess of the costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market place data and other factors are used to determine the fair value of the reporting units and the respective assets. Bunge’s reporting units, which are its operating segments, in which it has recorded goodwill are agribusiness, edible oil products and milling products. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges. In the fourth quarter of 2006, we performed our annual impairment test and determined that there were no impairments of goodwill.

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

Our 2006 weighted average discount rate assumption used to calculate projected benefit obligations under the plans was 5.8% at the September 30, 2006 measurement date and was consistent with the rate at the September 30, 2005 measurement date. Our discount rate is based on the U.S. “Aa”-rated corporate bonds with similar maturities. Our U.S.-based plans represent approximately 84% of total projected benefit obligations. The weighted average rate of return assumption on assets of funded plans was 8% as of the 2006 measurement date and was also consistent with the 2005 weighted average rate. Our average targeted assumed asset allocations are approximately 60% equity securities and approximately 40% fixed income securities. Our fixed income securities consist primarily of government and corporate debt instruments for the significant plans.

In 2006, prior to the adoption of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), we recorded a decrease in the additional minimum pension liability which increased shareholders’ equity by $1 million, net of tax benefit, due to asset performance of the plans’ assets resulting in overall improvement in the unfunded status. Future recognition of additional minimum pension liabilities will depend on the actual return on the plans’ assets and the discount rate. Upon adoption of SFAS No. 158 at December 31, 2006, Bunge recognized additional accrued pension liability for its employee benefit plans totaling $48 million and recognized amounts not yet recognized in net period cost totaling $30 million, net of tax related to unrecognized transition asset, unrecognized prior service cost and unrecognized actuarial loss.

A one percentage point decrease in the assumed discount rate on our defined benefit pension plans would increase annual expense and the projected benefit obligation by $5 million and $48 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $2 million.

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

Prior to recording a valuation allowance, our deferred tax assets were $1,115 million and $887 million at December 31, 2006 and 2005, respectively. However, we have recorded valuation allowances of $40 million and $96 million at December 31, 2006 and 2005, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

In 2004, Bunge merged and spun-off several 100% owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, we recorded a valuation allowance of $60 million. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessments were made by the tax authorities. In addition, the statue of limitations for auditing the tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, in 2006, we reversed deferred tax valuation allowances of $72 million as we now believe that it is more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to $72 million reversed in 2005 represents the effects of foreign exchange translation adjustments. Offsetting the decrease in the reversal were additional valuation allowances of $5 million recorded in various entities relating to the recoverability of deferred tax assets.

In 2005, we decreased the valuation by $79 million as a result of the projected utilization of net operating loss carryforwards by our Brazilian subsidiaries. We were able to recognize these net operating loss carryforwards because of the legal restructuring of our Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by the effects of the real appreciation and actions undertaken to recover the net operating loss carryforwards. Our tax planning strategies in Brazil involve the use of foreign currency derivatives, optimizing the capital structure of our Brazilian subsidiaries to make it more tax efficient and using U.S. dollar-denominated intercompany loans.

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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements—In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires utilizing a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the SAB 108 guidance. On December 31, 2006, we adopted SAB 108. Our adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

New Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year,

(2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We are evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer’s Accounting for Pensions, SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (R), Employer’s Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity, which sponsors defined postretirement benefit plans, to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on our financial condition at December 31, 2006 has been included in our consolidated financial statements. SFAS No. 158 did not have an effect on our consolidated financial statements for the years ended December 31, 2005 and 2004. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (see Note 17 of the notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on our consolidated financial statements).

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

In July 2006, the FASB issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. Based on our current assessment, the adoption of these standards will not have a material impact on our financial statements. Our assessment of FIN 48 is subject to revision as we complete our analysis. Prior periods will not be restated as a result of the adoption of these standards.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating SFAS No. 155 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, sunflower seed, rapeseed or canola, wheat and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We are also subject to the risk of counter-party defaults under forward purchase or sale contracts.

We enter into various derivative contracts, primarily exchange-traded futures, with the objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed-price agricultural commodity positions permissible for our operating companies, which are a combination of quantity and value-at-risk limits. We measure and review our net commodities position on a daily basis.

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

	Year Ended December 31, 2006		Year Ended December 31, 2005
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$510	$(51)	$344	$(34)
Highest short position	(322)	(32)	(38)	(4)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements have terms ranging from two months to five years. We use derivative financial instruments to hedge portions of our ocean freight costs. The ocean freight derivatives are recognized on the consolidated balance sheets at fair value.

A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our unrecognized firm commitment to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the year ended December 31, 2006, we recognized in cost of goods sold in our consolidated statements of income $31 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $31 million of losses on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for 2006 due to hedge ineffectiveness.

In most cases, we are responsible for purchasing the fuel needed to power the ocean freight vessels that we charter. This fuel is referred to as “bunker fuel.”  We periodically use crude oil futures and over-the-counter (OTC) bunker swaps to hedge a portion of our forecasted purchase of bunker fuel. The following table summarizes our outstanding crude oil futures and OTC bunker swaps at December 31, 2006:

(US$ in millions)	Notional Value	Total Estimated Fair Value Loss at December 31, 2006
Crude oil futures and OTC Bunker swaps—long position	$76	$(4)

These derivatives were recognized on the consolidated balance sheet at fair value, and they have not been designated as hedges for accounting purposes. A hypothetical 10% decline in market prices applied to the fair value of the derivatives would result in a charge to costs of goods sold in the consolidated statements of income of approximately $5 million.

Currency Risk

Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with foreign currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada, Europe and Asia. We enter into derivative financial instruments, such as, forward contracts and swaps, and to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,071 million as of December 31, 2006 and $1,788 million as of December 31, 2005. The decrease in the balance of permanently invested intercompany loans between December 31, 2006 and 2005 is primarily due to the capitalization of the loans as permanent equity in our Brazilian subsidiaries. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $171 million and $96 million in the year ended December 31, 2006 and 2005, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	December 31, 2006	December 31, 2005
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,750)	$(347)
Market risk	(175)	(35)
Agricultural commodities inventories	1,312	1,010
Net currency (short) long position, less agricultural commodities inventories(1)	(438)	663
Market risk(1)	$(44)	$66
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(171)	$(139)
Market risk	(17)	(14)
Agricultural commodities inventories	175	170
Net currency long position, less agricultural commodities inventories	4	31
Market risk	$—	$3
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(388)	$(277)
Market risk	(38)	(28)
Agricultural commodities inventories	330	342
Net currency (short) long position, less agricultural commodities inventories	(58)	65
Market risk	$(6)	$7

(1)          The market risk for the Brazilian Operations excludes fertilizer inventories of $352 million at December 31, 2006 which also provide a natural hedge to our currency exposure. Including the market fertilizer inventories reduces the net currency short long position, less agricultural commodities inventories at December 31, 2006 to $86 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the effects of foreign currency exchange rates on our Brazilian fertilizer segment results.

In 2006, we began utilizing net investment hedges to offset the translation adjustments arising from remeasuring our investment in the assets, liabilities, revenues, and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income, a separate component of shareholders’ equity. During 2006, we entered into cross currency swaps with a notional value of $359 million to hedge our net investment in Brazilian assets. We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets. These swaps have maturity dates in 2007 and 2008. At December 31, 2006, the fair value of these currency swaps was a loss of $6 million, of which $4 million was recorded in other current liabilities, and $2 million in other non-current liabilities, in the consolidated balance sheet and the loss on the net investment hedge included in accumulated other comprehensive income was $8 million. These hedges are excluded in the determination of our exposure.

In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, during the year ended December 31, 2006, zero cost collar contracts were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales. As of December 31, 2006, approximately $74 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning in January 2007 through December 2007. At December 31, 2006, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current assets, approximated $5 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income and was approximately $3 million, net of income taxes, as of December 31, 2006. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $3 million, net of tax, expected to be released to earnings in 2007. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

We issue debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. The following table summarizes our total short-term and long-term debt exposure to interest rate risk at December 31, 2006.

Variable Rate Debt	Fixed Rate Debt	Total
(US$in millions)
$2,496	$988	$3,484

A hypothetical 100 basis point increase in the interest rates of our debt at December 31, 2006 would result in a decrease in the fair value of our debt of approximately $46 million. Similarly, a decrease of 100 basis points in the interest rates of our debt at December 31, 2006 would cause an increase in the fair value of our debt of approximately $48 million.

In addition, a hypothetical 1% change in the LIBOR interest rates would result in a change in our interest expense of approximately $25 million. The calculation assumes that all long-term debt maturing within one year is variable rate debt in addition to the debt that carries a variable interest rate. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar based interest rate indices, such as EURIBOR and IGPM. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

Our commercial paper is rated “A-1” by Standard & Poor’s Rating Services and “P-1” by Moody’s Investors Service, Inc. and the interest rates on our commercial paper borrowings are generally governed by these ratings.

Interest Rate Derivatives— We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required. We account for the interest rate swap agreements we enter into as fair value hedges.

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

In 2006, we entered into various interest rate swap agreements with a notional amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with $200 million principal amount of 5.875% senior notes due 2013. Upon termination of these interest rate swap agreements in the year ended December 31, 2006, we recognized a settlement gain of approximately $3 million. This gain will be amortized to earnings over the remaining life of the 5.875% senior notes due 2013. We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2006.

					Fair Value (Loss)
	Maturity				December 31,
(US$ in millions)	2008	2014	2015	Total	2006
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(41)
Weighted average variable rate payable(1)	5.94%	6.14%	5.70%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%

(1)          Interest is payable in arrears based on six-month LIBOR plus a spread.

We recognized approximately $16 million, as interest expense in the consolidated statements of income in the year ended December 31, 2006, relating to its outstanding interest rate swap agreements.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2007 Annual General Meeting of Shareholders.

Item 10.                 Directors and Executive Officers of the Registrant

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Board Meetings and Committees—Audit Committee,” “Report of Audit Committee,” “Corporate Governance—Corporate Governance Guidelines and Code of Ethics” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees of the Company,” which information is incorporated herein by reference.

Item 11.                 Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the captions “Corporate Governance—Board Composition and Independence,” “Certain Relationships and Related Party Transactions” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.                 Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the caption “Appointment of Independent Auditor” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

a.	(1)-(2)	Financial Statements and Financial Statement Schedules
		See “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.
a.	(3)	Exhibits
		See “Index to Exhibits” set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 26, 2006 (incorporated by reference from the Registrant’s Form S-3ASR (No. 333-138662) filed November 11, 2006)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)
4.2	Form of Preference Share Certificate (incorporated by reference from the Registrant’s Form 8-K filed November 20, 2006)
4.3	Certificate of Designation for Preference Shares (incorporated by reference from the Registrant’s Form 8-K filed November 20, 2006)
4.4

Amended and Restated Shareholder Rights Plan between Bunge Limited and Mellon Investor Services LLC, as Rights Agent, dated as of May 30, 2003 (incorporated by reference from the Registrant’s Form 20-F filed March 15, 2004)

4.5

The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request

10.1

Registration Rights Agreement dated as of June 25, 2001 between Bunge Limited and the shareholders of Bunge International Limited (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)

10.2

Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant’s Form F-1 (No. 333-65026) filed July 13, 2001)

10.3

Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant’s Form F-1 (No. 333-81322) filed March 8, 2002)

10.4

Third Amended and Restated Revolving Credit Agreement, dated as of November 15, 2005, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on November 21, 2005)

10.5

Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International,” New York Branch, as Documentation Agent and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant’s Form 10-Q filed August 9, 2004)

10.6

Third Amended and Restated Guaranty, dated as of November 15, 2005, between Bunge Limited, as Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)

10.7

Revolving Facility Agreement, dated December 20, 2006, among Bunge Finance Europe B.V., as Borrower, BNP Paribas and HSBC Bank plc, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant’s Form 8-K filed on December 22, 2006).

10.8	Guaranty, dated as of December 20, 2006, between Bunge Limited, as Guarantor, and HSBC Bank plc, as Agent (incorporated by reference from the Registrant’s Form 8-K filed on December 22, 2006).
10.9	Employment Agreement, dated as of May 27, 2003, between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.10	Employment Agreement between João Fernando Kfouri and Bunge Limited, effective as of July 1, 2005 (incorporated by reference from the Registrant’s Form 8-K filed July 8, 2005)
10.11	Bunge Limited Equity Incentive Plan, Amended and Restated as of March 12, 2004 (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.12	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)
10.13	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 8-K filed July 8, 2005)
10.14

Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)

10.15

Form of Performance-Based Restricted Stock Unit-Target operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)

10.16		Bunge Limited Non-Employee Directors’ Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant’s Form 10 K filed March 16, 2005)
10.17

Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors’ Equity Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)

10.18		Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of March 12, 2003) (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.19		Excess Benefit Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.20		Excess Contribution Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.21		Excess Benefit Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.22		Excess Contribution Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant’s Form 10-K filed July 27, 2004)
10.23		Bunge U.S. SERP (incorporated by reference from the Registrant’s Form 10-K filed March 15, 2006)
10.24		Bunge Management Services Inc. Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.25		Bunge Global Markets Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.26		Bunge Limited Annual Incentive Plan (incorporated by reference from the Registrant’s Form 10-K filed March 16, 2005)
10.27	*	Description of Non-Employee Directors’ Compensation
12.1*		Computation of Ratio of Earnings to Fixed Charges
21.1*		Subsidiaries of the Registrant
23.1*		Consent of Deloitte & Touche LLP
31.1*		Certifications of Bunge Limited’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*		Certifications of Bunge Limited’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Bunge Limited’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on Bunge Limited’s assessment under the framework in Internal Control—Integrated Framework issued by COSO, management concluded that Bunge Limited’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ ALBERTO WEISSER
Alberto Weisser
Chief Executive Officer

/s/ WILLIAM M. WELLS
William M. Wells
Chief Financial Officer

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bunge Limited

White Plains, New York

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Bunge Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2006 and for the year then ended of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoptions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006 and Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, on January 1, 2006.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bunge Limited

White Plains, New York

We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006 and Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2007

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$26,274	$24,377	$25,234
Cost of goods sold (Note 8)	(24,703)	(22,806)	(23,348)
Gross profit	1,571	1,571	1,886
Selling, general and administrative expenses	(978)	(956)	(871)
Interest income	119	104	103
Interest expense	(280)	(231)	(214)
Foreign exchange gain (loss)	59	(22)	(31)
Other income (expenses)—net	31	22	18
Income from operations before income tax	522	488	891
Income tax benefit (expense)	36	82	(289)
Income from operations after tax	558	570	602
Minority interest	(60)	(71)	(146)
Equity in earnings of affiliates	23	31	13
Net income	521	530	469
Convertible preference share dividends	(4)	—	—
Net income available to common shareholders	$517	$530	$469
Earnings per common share—basic (Note 21)	$4.32	$4.73	$4.42
Earnings per common share—diluted (Note 21)	$4.28	$4.43	$4.10

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$365	$354
Trade accounts receivable (less allowance of $224 and $180) (Note 16)	1,879	1,702
Inventories (Note 3)	3,684	2,769
Deferred income taxes	149	102
Other current assets (Note 4)	2,316	1,637
Total current assets	8,393	6,564
Property, plant and equipment, net (Note 5)	3,446	2,900
Goodwill (Note 6)	236	176
Other intangible assets, net (Note 7)	99	132
Investments in affiliates (Note 9)	649	585
Deferred income taxes	714	462
Other non-current assets	810	627
Total assets	$14,347	$11,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 14)	$454	$411
Current portion of long-term debt (Note 15)	156	178
Trade accounts payable	2,328	1,803
Deferred income taxes	54	38
Other current liabilities (Note 10)	1,523	1,187
Total current liabilities	4,515	3,617
Long-term debt (Note 15)	2,874	2,557
Deferred income taxes	180	145
Other non-current liabilities	700	576
Commitments and contingencies (Note 19)
Minority interest in subsidiaries	410	325
Shareholders’ equity (Note 20):
Convertible preference shares, par value $.01; authorized, issued and outstanding: 2006—6,900,000 (liquidation preference $100 per share)	690	—
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2006—119,955,645 shares, 2005—119,184,696 shares	1	1
Additional paid-in capital	2,690	2,630
Retained earnings	2,350	1,907
Accumulated other comprehensive loss	(63)	(312)
Total shareholders’ equity	5,668	4,226
Total liabilities and shareholders’ equity	$14,347	$11,446

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$521	$530	$469
Adjustment to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange gain on debt	(175)	(112)	(85)
Impairment of assets	20	35	17
Bad debt expense	41	40	58
Increase (decrease) in allowance for recoverable taxes	5	(27)	2
Depreciation, depletion and amortization	324	278	212
Stock-based compensation expense	19	17	25
Deferred income taxes	(191)	(238)	(56)
Gain on sale of assets	(36)	(13)	(6)
Minority interest	60	71	146
Equity in earnings of affiliates	(23)	(31)	(13)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(69)	270	(398)
Inventories	(729)	(11)	328
Prepaid commodity purchase contracts	(88)	(41)	211
Advances to suppliers	256	135	(341)
Trade accounts payable	365	(337)	164
Unrealized net (gain) loss on derivative contracts	(184)	81	17
Margin deposits	(85)	(9)	54
Other—net	(320)	(256)	(2)
Cash (used for) provided by operating activities	(289)	382	802
INVESTING ACTIVITIES
Payments made for capital expenditures	(503)	(522)	(437)
Business acquisitions (net of cash acquired) and intangible assets	(74)	(50)	(355)
Investments in affiliates	(91)	(18)	(24)
Proceeds from disposal of property, plant and equipment	49	59	14
Return of capital from affiliates	18	38	17
Related party (loans) repayments	(21)	13	(13)
Proceeds from sale of investment	11	—	—
Investment in notes receivable	—	—	(26)
Cash used for investing activities	(611)	(480)	(824)
FINANCING ACTIVITIES
Net change in short-term debt	11	(130)	(348)
Proceeds from long-term debt	488	1,210	860
Repayment of long-term debt	(200)	(952)	(678)
Proceeds from sale of common shares	16	13	348
Proceeds from sale of preference shares, net	677	—	—
Dividends paid to shareholders	(74)	(63)	(51)
Dividends paid to minority interest	(27)	(57)	(52)
Redemption of redeemable preferred stock	—	—	(170)
Cash provided by (used for) financing activities	891	21	(91)
Effect of exchange rate changes on cash and cash equivalents	20	(1)	56
Net increase (decrease) in cash and cash equivalents	11	(78)	(57)
Cash and cash equivalents, beginning of period	354	432	489
Cash and cash equivalents, end of period	$365	$354	$432

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Note 20)	Equity	Income (Loss)
Balance, January 1, 2004	—	—	99,908,318	$1	$2,010	$1,022	$(656)	$2,377
Comprehensive income—2004:
Net income	—	—	—	—	—	469	—	469	$469
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $3	—	—	—	—	—	—	217	—	217
Unrealized lossess on commodity futures, net of tax benefit of $3	—	—	—	—	—	—	(5)	—	(5)
Reclassification of realized net losses to net income, net of tax benefit of $10	—	—	—	—	—	—	19	—	19
Minimum pension liability, net of tax benefit of $1	—	—	—	—	—	—	(2)	—	(2)
Total comprehensive income	—	—	—	—	—	—	229	229	$698
Dividends paid	—	—	—	—	—	(51)	—	(51)
Issuance of common shares:
—public offering	—	—	9,775,000	—	331	—	—	331
—employee stock plan	—	—	988,132	—	20	—	—	20
Balance, December 31, 2004	—	—	110,671,450	$1	$2,361	$1,440	$(427)	$3,375
Comprehensive income—2005:
Net income	—	—	—	—	—	530	—	530	$530
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	101	—	101
Unrealized losses on commodity futures, net of tax benefit of $2	—	—	—	—	—	—	(3)	—	(3)
Unrealized investment gains, net of tax expense of $4	—	—	—	—	—	—	11	—	11
Reclassification of realized net losses to net income, net of tax benefit of $2	—	—	—	—	—	—	4	—	4
Minimum pension liability, net of tax expense of $1	—	—	—	—	—	—	2	—	2
Total comprehensive income	—	—	—	—	—	—	115	115	$645
Dividends paid	—	—	—	—	—	(63)	—	(63)
Deferred financing costs reclassified	—	—	—	—	(5)	—	—	(5)
Tax benefits related to employee stock plan	—	—	—	—	6	—	—	6
Issuance of common shares:
—convertible notes conversion	—	—	7,777,927	—	250	—	—	250
—employee stock plan	—	—	735,319	—	18	—	—	18
Balance, December 31, 2005	—	—	119,184,696	$1	$2,630	$1,907	$(312)	$4,226

(Continued on the following page)

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Convertible Preference				Additional		Accumulated Other Comprehensive	Total
	Shares		Common Shares		Paid-in	Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	(Note 20)	Equity	Income (Loss)
Comprehensive income—2006:

Net income	—	$—	—	$—	$—	$521	$—	$521	$521
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	267	—	267
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Unrealized investment losses, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Reclassification of realized net losses to net income, net of tax benefit of $6	—	—	—	—	—	—	13	—	13
Minimum pension liability, net of tax expense of $0	—	—	—	—	—	—	1	—	1
Total comprehensive income	—	—	—	—	—	—	279	279	$279
SFAS No. 158 transition adjustment, net of tax benefit of $17	—	—	—	—	—	—	(30)	(30)
Dividends paid	—	—	—	—	—	(74)	—	(74)
Dividends on preference shares	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	24	—	—	24
Tax benefits related to employee stock plan	—	—	—	—	4	—	—	4
Tax benefits related to convertible notes conversion	—	—	—	—	24	—	—	24
Issuance of preference shares	6,900,000	690	—	—	(13)	—	—	677
Issuance of common shares:
—employee stock plan	—	—	770,949	—	21	—	—	21
Balance, December 31, 2006	6,900,000	$690	119,955,645	$1	$2,690	$2,350	$(63)	$5,668

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies

Description of Business—Bunge Limited is a Bermuda holding company. Bunge Limited, together with its consolidated subsidiaries through which Bunge’s businesses are conducted (collectively, “Bunge”), is an integrated, global agribusiness and food company. Bunge Limited common shares trade on the New York Stock Exchange under the ticker symbol “BG”. Bunge operates in three divisions, which include four reporting segments:  agribusiness, fertilizer, edible oil products and milling products.

Agribusiness—Bunge’s agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge’s agribusiness operations and assets are located in North America, South America, Europe and Asia.

Fertilizer—Bunge’s fertilizer segment is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of blended fertilizer products. Bunge’s fertilizer operations are primarily located in Brazil.

Edible oil products—Bunge’s edible oil products segment consists of producing and selling edible oil products, such as bottled, packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge’s edible oil products operations are located in North America, South America, Europe and Asia.

Milling products—Bunge’s milling products segment includes its wheat and corn milling businesses. The wheat milling business consists of producing and selling wheat flours. Bunge’s wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge’s corn milling activities are located in North America.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control.

Minority interest related to Bunge’s ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of Bunge’s earnings, net of tax, is reported as minority interest in the consolidated statements of income.

Bunge evaluates its equity investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). FIN 46R focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both. As of December 31, 2006, Bunge had no investments in affiliates that would be considered VIEs pursuant to FIN 46R.

Investments in businesses in which Bunge does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost, plus Bunge’s equity in undistributed earnings or losses since acquisition. Investments in which Bunge does not have the ability to exercise significant influence are accounted for by

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

the cost method. Equity and cost investments are included in investments in affiliates in the consolidated balance sheets.

Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, income tax valuation allowances and pension plan obligations. Actual amounts may vary from those estimates.

The availability and price of agricultural commodities used in Bunge’s operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand and global production of similar and competitive crops.

Translation of Foreign Currency Financial Statements—Bunge’s reporting currency is the U.S. dollar. The functional currency of the majority of Bunge’s foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income are translated at the weighted-average exchange rates for the period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge’s consolidated statements of income as foreign exchange gain (loss).

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

Inventories that are not readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using the weighted-average cost method.

Derivative Instruments and Hedging Activities—Bunge enters into derivatives that are related to its inherent business and financial exposure as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, foreign currency exchange rates, interest rates, ocean freight and energy costs. Generally, Bunge’s use of these instruments mitigates the exposure risk and related costs.

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

In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. To the extent they provide effective offset, gains or losses arising from hedging transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged items are sold. Bunge expects to reclassify approximately $4 million after tax net gains to cost of goods sold in the year ending December 31, 2007, relating to exchange-traded futures contracts designated as cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

Bunge enters into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels, global economic conditions and other factors. Bunge’s time charter agreements have terms ranging from two months to five years. Bunge uses derivative financial instruments to hedge portions of its ocean freight costs. Ocean freight derivatives are recognized on Bunge’s consolidated balance sheets at fair value. A substantial portion of the ocean freight derivatives are designated as fair value hedges (in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) of Bunge’s unrecognized firm commitment to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in costs of goods sold in Bunge’s consolidated statements of income.

Bunge may also use derivative instruments, such as treasury rate locks, to reduce the risk of changes in interest rates on forecasted issuance of fixed rate debt. To the extent they are designated as cash flow hedges and provide effective offset, gains and losses arising from these derivative instruments are deferred in accumulated other comprehensive income (loss) and recognized in the consolidated statements of income over the term of the underlying debt. In addition, Bunge enters into interest rate swaps to manage its interest rate exposure on a portion of its fixed rate debt. The interest rate swaps used by Bunge are designated as fair value hedges and have been recorded at fair value in other current liabilities in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of associated debt relating to interest rate swaps is adjusted currently in earnings for changes in the fair value due to changes in interest rates.

Bunge also enters into derivative financial instruments, such as foreign currency options, forward contracts and swaps, to limit exposures to changes in foreign currency exchange rates with respect to its recorded foreign currency denominated assets and liabilities and its foreign operations.

All derivative financial instruments are recorded at fair value in other current assets or other current liabilities in Bunge’s consolidated balance sheets. The effective and ineffective portion of changes in fair value of the derivative financial instrument designated as a fair value hedge, along with the gain or loss on the hedged item are recorded in earnings in the consolidated statements of income in the same caption as the hedged item. The effective portion of the changes in fair value of derivative financial instruments that Bunge designates as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and are reclassified or amortized to earnings when the hedge is no longer effective. In addition, Bunge designates certain derivative instruments as a net investment hedge to hedge the exposure risk associated with its foreign operations. The effective portion of a change in the fair value of a net investment hedge derivative, based on spot rates, is recorded in the foreign exchange translation adjustment component in accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portion in foreign exchange gains or losses in the consolidated statement of income. The fair value is based on market quotes for exchange traded instruments or independent quotes for non-exchange traded instruments.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major improvements that extend the life, capacity or efficiency and improve the safety of the asset are capitalized, while minor maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the retirement of assets are capitalized and depreciated over the lives of the underlying assets. Depreciation is computed based on the straight line method over the estimated useful lives of the assets. Useful lives for property, plant and equipment are as follows:

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

Goodwill—Goodwill relates to the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually in the fourth quarter of Bunge’s fiscal year for impairment based upon the fair value of the reporting unit with which it resides (see Note 6 of the notes to the consolidated financial statements). Bunge’s reporting units, which are its operating segments, in which it has recorded goodwill are agribusiness, edible oil products and milling products. Impairment losses are included in cost of goods sold in the consolidated statements of income.

Other Intangible Assets—Other intangible assets that have finite useful lives include brands and trademarks recorded at fair value at the date of acquisition. Other intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives, ranging from 10 to 40 years. Other intangible assets with indefinite lives are not amortized but rather are tested annually for impairment (see Note 7 of the notes to the consolidated financial statements).

Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets—Bunge reviews for impairment its property, plant and equipment and other finite-lived intangible assets whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, the future economic benefits and geographic locations of the asset, historic or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of the asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or third-party appraisal. Bunge

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income.

Property, plant and equipment and other finite-lived intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Impairment of Equity Investee—Bunge continually reviews its equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than Bunge’s carrying value, the financial condition, operating performance and near-term prospects of the investee, which include general market conditions specific to the investee or the industry in which it operates, and Bunge’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges for equity investees are included in Bunge’s share of earnings (loss) of affiliates.

Stock-Based Compensation—Bunge maintains an Equity Incentive Plan and a Non-Employee Directors’ Equity Incentive Plan, which are described in Note 22 of the notes to the consolidated financial statements. Effective January 1, 2006, Bunge adopted SFAS No. 123R, Share-Based Payment, which includes the fair value recognition provisions, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the year ended December 31, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148), Bunge accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FASB FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors’ Equity Incentive Plan. Pursuant to APB 25, no compensation cost was recognized for stock options granted under either plan, since the exercise price was equal to the fair market value of the underlying common shares on the date of grant. Bunge accrued compensation cost for granted restricted stock unit awards over the vesting or performance period and adjusted costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards with election to settle in cash as well as the number of shares issued upon settlement of the awards. Compensation costs are recognized in the consolidated statements of income. Results of prior periods have not been restated for the adoption of SFAS No. 123R.

Income Taxes—Income tax expenses are recognized based on the tax jurisdictions in which Bunge’s subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are reduced by

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized.

Revenue Recognition—Sales of agricultural commodities, fertilizers and all other products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time of the delivery of product. Net sales are gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included as a component of net sales due to the operational nature of this item (see Note 4 of notes to the consolidated financial statements). Shipping and handling costs are included as a component of cost of goods sold.

Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $22 million, $18 million and $14 million in 2006, 2005 and 2004, respectively.

Adoption of New Accounting Pronouncements—In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires utilizing a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the SAB 108 guidance. On December 31, 2006, Bunge adopted SAB 108. Bunge’s adoption of SAB 108 did not have a material impact on its consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R), which addresses certain implementation issues related to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). FSP FIN No. 46(R)-6 is to be applied prospectively by a company to all entities with which a company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a consideration event has occurred beginning the first day of the first reporting period beginning after June 2006. Retrospective application to the date of the initial application is permitted but not required; however, if elected, it must be completed no later than the end of the first annual reporting period ending after July 15, 2006. Bunge has elected to apply FSP FIN No. 46(R)-6 prospectively and has determined that there is no material impact to Bunge’s consolidated financial statements as a result of this application.

New Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year,

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies (Continued)

(2) has not yet issued financial statements and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Bunge is evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer’s Accounting for Pensions, SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (R), Employer’s Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity, which sponsors defined postretirement benefit plans, to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on Bunge’s financial condition at December 31, 2006 has been included in its consolidated financial statements. SFAS No. 158 did not have an effect on Bunge’s consolidated financial statements for the years ended December 31, 2005 and 2004. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (see Note 17 of notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on Bunge’s consolidated financial statements).

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

In July 2006, the FASB issued two related standards that address accounting for income taxes, FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FSP FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance became effective for Bunge on January 1, 2007. Based on Bunge’s current assessment, the adoption of these standards will not have a material impact on its financial statements. Bunge’s assessment of FIN 48 is subject to revision as Bunge completes its analysis. Prior periods will not be restated as a result of the adoption of these standards.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Account Policies (Continued)

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. Bunge is currently evaluating SFAS No. 155 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

Reclassifications—In 2006, Bunge corrected its classification of interest income on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification increased cost of goods sold and net sales by $78 million, $102 million and $66 million in the years ended December 31, 2006, 2005 and 2004, respectively. The reclassification does not affect gross profit, segment operating profit or net income. In addition, in 2006, certain earnings on investments in affiliates were reclassified from other income (expense)—net to equity earnings in affiliates in the consolidated statements of income. As a result, amounts in Bunge’s consolidated statements of income for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current period presentation.

2.   Business Acquisitions

In 2006, Bunge acquired a port terminal in Brazil for a purchase price of $43 million in cash. Bunge has completed a preliminary purchase price allocation for this acquisition and has recognized $39 million of goodwill in its agribusiness segment as a result of this acquisition. In addition, in 2006 Bunge completed its final purchase price allocation of the acquisition of two soybean crushing and refining businesses in China, one of which was acquired in 2006 for a purchase price of $26 million in cash and the other in 2005 for a purchase price of $13 million in cash. Bunge recognized $18 million of goodwill in its agribusiness segment as result of the acquisitions in China at December 31, 2006. Bunge also had certain smaller acquisitions in 2006 for an aggregate purchase price of $5 million for which it preliminarily recognized $4 million of goodwill in its edible oil products segment. Pro forma financial information is not presented as these acquisitions are not material.

In addition, in 2005, Bunge acquired for $23 million a premium bottled oil brand from Molinos International, a subsidiary of Molinos Rio de la Plata S.A. The acquisition encompasses exclusive rights to the Ideal™ premium oil brand in Russia and the former Soviet Union countries. Bunge has assigned this brand to its edible oil products segment.

In the second half of 2004, Bunge acquired the remaining 17% of the outstanding capital stock of Bunge Brasil S.A. that it did not already own for $314 million in cash. The acquisition was funded with net proceeds of a public offering of Bunge’s common shares in June 2004 (see Note 21 of the notes to the consolidated financial statements). As a result of the acquisition, Bunge now owns 100% of Bunge Brasil

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   Business Acquisitions (Continued)

S.A. and its subsidiaries, Bunge Alimentos S.A., Bunge’s Brazilian agribusiness and food products subsidiary, and Bunge Fertilizantes S.A., Bunge’s Brazilian fertilizer subsidiary. Bunge has been consolidating Bunge Alimentos and Bunge Fertilizantes since 1997. The acquisition was accounted for under the purchase method as a step acquisition of minority interest.

The following table summarizes the allocation of $137 million, which is the excess of the cost to acquire the minority interest in Bunge Brasil S.A. over the historical book value of the acquired minority interest, to certain intangible assets and segments based on the finalization of the fair value of these assets.

			Edible Oil	Milling
(US$ in millions)	Agribusiness	Fertilizer	Products	Products	Total
Property, plant and equipment	$15	$101	$6	$4	$126
Trademarks/brands	—	25	4	4	33
Licenses	—	5	—	—	5
Goodwill	18	—	5	6	29
Deferred income tax liabilities	(5)	(45)	(3)	(3)	(56)
Total	$28	$86	$12	$11	$137

3.   Inventories

Inventories consist of the following:

	December 31,
(US$ in millions)	2006	2005
Agribusiness—Readily marketable inventories at market value (1)	$2,336	$1,534
Fertilizer	352	421
Edible oils	253	233
Milling	131	73
Other (2)	612	508
Total	$3,684	$2,769

(1)         Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)         Agribusiness inventories carried at lower of cost or market.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.   Other Current Assets

Other current assets consist of the following:

	December 31,
(US$ in millions)	2006	2005
Prepaid commodity purchase contracts (1)	$189	$93
Secured advances to suppliers (2)	419	635
Unrealized gains on derivative contracts	782	196
Recoverable taxes	296	216
Margin deposits	133	47
Marketable securities (3)	3	9
Other	494	441
Total	$2,316	$1,637

(1)          Prepaid commodity purchase contracts represent payments to producers in advance of delivery of the underlying commodities. Prepaid commodity purchase contracts are recorded at market.

(2)          Bunge provides cash advances to suppliers, which primarily are farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production cost. The advances are generally collateralized by physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances.   In addition to the current secured advances, Bunge has long-term secured advances to suppliers, primarily farmers, in the amount of $258 million and $196 million at December 31, 2006 and 2005, respectively. The repayment terms of the long-term secured advances generally range from two to three years. Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $54 million and $56 million at December 31, 2006 and 2005, respectively, mainly due to crop failures. These renegotiated advances are collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment. The allowance for uncollectible advances totaled $40 million and $32 million at December 31, 2006 and 2005, respectively. Interest income earned on secured advances to suppliers of $78 million, $102 million and $66 million for 2006, 2005 and 2004, respectively, is included in net sales in the consolidated statements of income.

(3)          These marketable securities are classified as trading securities and recorded at fair value based on quoted market prices. The related gains or losses are recognized in other income (expense)—net in Bunge’s consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2006	2005
Land	$155	$132
Mining properties	265	224
Buildings	1,349	1,171
Machinery and equipment	2,970	3,094
Furniture, fixtures and other	304	230
	5,043	4,851
Less: accumulated depreciation and depletion	(2,242)	(2,491)
Plus: construction in progress	645	540
Total	$3,446	$2,900

Bunge capitalized interest on construction in progress in the amount of $14 million, $12 million and $6 million in 2006, 2005 and 2004, respectively. Depreciation and depletion expense was $318 million, $272 million and $208 million in 2006, 2005 and 2004, respectively.

6.   Goodwill

Bunge performed its annual impairment test in the fourth quarters of 2006, 2005 and 2004 and has determined that there was no goodwill impairment for the years ended December 31, 2006, 2005 and 2004.

The changes in the carrying amount of goodwill by segment at December 31, 2006 and 2005 are as follows:

		Edible Oil	Milling
(US$ in millions)	Agribusiness	Products	Products	Total
Balance, January 1, 2005	$157	$8	$2	$167
Goodwill acquired (1)	3	—	—	3
Tax benefit on goodwill amortization (2)	(13)	—	—	(13)
Allocation of acquired goodwill (3)	(9)	5	6	2
Foreign exchange translation	17	—	—	17
Balance, December 31, 2005	155	13	8	176
Goodwill acquired (1)	57	4	—	61
Tax benefit on goodwill amortization (2)	(18)	—	—	(18)
Foreign exchange translation	16	1	—	17
Balance, December 31, 2006	$210	$18	$8	$236

(1)          See Note 2 of the notes to the consolidated financial statements.

(2)          Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(3)          In 2005, upon completion of the final valuation of the Bunge Brasil S.A. minority interest purchase, which was completed in 2004, Bunge reallocated acquired goodwill of $5 million to the edible oil products segment and $6 million to the milling products segment from the agribusiness segment. In addition, Bunge reallocated $2 million of an intangible asset, which it acquired in 2004, to goodwill in its agribusiness segment.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.   Other Intangible Assets

Bunge’s other intangible assets consist of trademarks/brands, licenses, software technology and unamortized prior service costs relating to Bunge’s employee defined benefit plans (see Note 17 of the notes to the consolidated financial statements). The aggregate amortization expense for other intangible assets was $6 million, $6 million and $4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The annual estimated amortization expense for 2007 to 2011 is approximately $4 million per year.

Intangible assets consist of the following:

	December 31,
(US$ in millions)	2006	2005
Trademarks/brands, finite-lived	$63	$80
Licenses	3	7
Other	16	15
	82	102
Less accumulated amortization:
Trademarks/brands	(7)	(5)
Licenses	(2)	(3)
Other	(3)	(2)
	(12)	(10)
Trademarks/brands, indefinite-lived	29	29
Unamortized prior service costs of defined benefit plans (Note 17)	—	11
Intangible assets, net of accumulated amortization	$99	$132

Bunge has assigned a 30-year life to the Ideal™ premium oil brand acquired in 2005 (see Note 2 of the notes to the consolidated financial statements).

In 2005, Bunge received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in the 2002 acquisition of Cereol S.A. (Cereol). As a result of receipt of the favorable U.S. tax ruling and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, Bunge reduced certain indefinite-lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero (see Note 12 of the notes to the consolidated financial statements). In addition, in 2005, upon finalization of the purchase price allocation of certain smaller acquisitions made in 2004, Bunge reallocated $2 million to goodwill and $1 million to property, plant and equipment that was preliminarily allocated to intangible assets.

8.   Impairment and Restructuring Charges

Impairment—In 2006, Bunge recorded pretax non-cash impairment charges of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and bottling facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land and equipment at these three facilities were determined with the assistance of a third-party valuation.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   Impairment and Restructuring Charges (Continued)

In 2005, Bunge recorded a pretax non-cash impairment charge in its agribusiness segment of $32 million related to write-downs of two South American oilseed processing facilities due to a deteriorating operating environment caused by industry conditions and a strengthening Brazilian real, which resulted in the fair value of these two facilities being lower than their carrying value. Based on an appraisal valuation, these facilities were written down to their estimated fair value and were permanently closed. In addition, Bunge recorded a pretax non-cash impairment charge of $3 million in its agribusiness segment, related to an oilseed processing plant in India. The impairment was caused by a decline in the projected cash flows caused by competitive conditions in this region, which resulted in the carrying value of this facility being written down to its estimated fair value.

In 2004, Bunge recorded pretax non-cash impairment charges of $17 million relating to write-downs of its refining and bottling facilities in the agribusiness segment in Western Europe attributable to planned closings of these facilities in response to changed market conditions and competition in Western Europe and to the write-downs of refining and packaging facilities in the edible oil products segment in North and South America. These impairment charges were a result of planned closings of older less efficient plants with planned replacement of new more efficient refining facilities in South America. The carrying value of these assets was written down to their estimated fair value.

Bunge has recorded these impairment charges in cost of goods sold in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004.

Restructuring—In 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the year ended December 31, 2006 related to termination benefit obligations associated with approximately 400 plant employees and the environmental expense related to the closure of the three oilseed processing, refining and bottling facilities noted above. In the fertilizer segment, termination costs for the year ended December 31, 2006 related to the termination of approximately 100 administrative employees in connection with Bunge’s cost reduction programs. These restructuring costs were associated with Bunge’s 2005 restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs was provided by cash flows from operations. All termination benefit obligations were paid as of December 31, 2006. The environmental costs are accrued in other non-current liabilities in the consolidated balance sheet at December 31, 2006. The restructuring and environmental costs for the agribusiness segment were recorded in cost of goods sold and the restructuring costs for the fertilizer segment were recorded in selling, general and administrative expense in the consolidated statement of income for the year ended December 31, 2006.

In 2005, Bunge recorded restructuring charges of $10 million, $2 million and $2 million predominantly in Bunge’s South American agribusiness, fertilizer and edible oil products segments, respectively, primarily relating to administrative employee termination costs for an aggregate of approximately 1,000 employees as part of its 2005 restructuring program. The restructuring charge of $5 million in the agribusiness segment was recorded in cost of goods sold and the remaining $5 million of restructuring charges in the agribusiness segment and the restructuring charges in the fertilizer and edible oil products segments were

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   Impairment and Restructuring Charges (Continued)

recorded in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2005 and in other current liabilities in the consolidated balance sheet at December 31, 2005. The 2005 restructuring program was designed to streamline costs and rationalize the corporate structure in these segments. Bunge paid $7 million of these costs in 2005 with the remaining $7 million to be paid by end of 2007. Funding for these costs was provided by cash flows from operations.

In connection with the 2004 impairment charges in its agribusiness segment, Bunge recorded $7 million of restructuring charges related to employee termination benefit obligations for 62 plant and administrative employees in its oilseed processing operations as part of its restructuring plan. These restructuring charges were included in cost of goods sold for the year ended December 31, 2004 and in other current liabilities in the consolidated balance sheet at December 31, 2004. The restructuring plan was designed to streamline Bunge’s costs and simplify its oilseed processing operations in Western Europe. In 2005, this restructuring plan was finalized and all related costs were paid. No significant unresolved issues exist related to this restructuring plan.

9.   Investments in Affiliates

Bunge participates in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which are described below.  Bunge does not allocate equity in earnings of affiliates to its reporting segments.

Bunge has established alliances with partners whose business activities and other capabilities complement its own, such as its alliance with E.I. du Pont de Nemours and Company (DuPont). Bunge’s alliance with DuPont consists in part of a joint venture, The Solae Company, which is further described below. It also includes a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits, and an alliance to develop a broader offering of services and products to farmers. In 2006, Bunge and DuPont announced the expansion of its soy collaboration activities beyond food and nutrition products to include industrial applications, biofuels and other opportunities. In 2006, as part of its alliance to offer products and services to farmers, Bunge and DuPont also established a jointly owned company to offer financial services to farmers in Brazil. The company is currently in a start-up phase of operations.

In 2006, Bunge’s investments in affiliates included $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia, additional investments of $35 million in its existing Brazilian port terminal joint ventures and $28 million of investments in various renewable energy joint ventures in the United States.

Agribusiness

Terminal 6 S.A. and Terminal 6 Industrial S.A.   Bunge has a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.   Investments in Affiliates (Continued)

AGRI-Bunge, LLC.   Bunge has a joint venture in the United States with AGRI Industries, an Iowa farmer-owned cooperative. The joint venture originates grain and operates Mississippi river terminals. Bunge has 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge, LLC.

Fertilizer

Fosbrasil S.A.   Bunge is a party to this joint venture in Brazil, of which it owns 44.25%, with Astaris Brasil Ltda. and Societé Chimique Prayon Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

Food Products

The Solae Company.   Solae is a joint venture with DuPont. Solae is engaged in the global production and distribution of specialty food ingredients, including soy proteins and lecithins. Bunge has a 28% interest in Solae.

Saipol S.A.S.   Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmers’ association. Saipol is engaged in oilseed processing and the sale of branded bottled vegetable oils in France. Bunge has a 33.34% interest in Saipol.

Harinera La Espiga, S.A. de C.V.   Bunge is a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. Bunge has a 31.5% interest in the joint venture.

EFKO.   Bunge is a minority investor in the EFKO Group in Russia. EFKO is engaged in the production of edible oil products. Bunge has a 25% interest in EFKO.

Renewable Energy

Diester Industries International S.A.S. (DII).   Bunge is a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. Bunge has a 40% interest in DII.

Biofuels Company of America, LLC.   Bunge is a 20% owner of this company along with Biodiesel Investment Group, LLC. The company is building a 45 million gallon per year biodiesel plant adjacent to Bunge’s soybean processing plant in Danville, Illinois.

Bunge Ergon Vicksburg, LLC.   Bunge is a 50% owner of this company along with Ergon Ethanol, Inc. The company is developing a 60 million gallon per year ethanol plant at the Port of Vicksburg, Mississippi.

Southwest Iowa Renewable Energy, LLC.   Bunge is a 26% owner of this company. The other owners are primarily agricultural producers located in Southwest Iowa. The company is developing a 110 million gallon per year ethanol plant near Council Bluffs, Iowa.

Renewable Energy Group, Inc.   Bunge has a 4% minority interest in this company. In addition to its other biodiesel management, construction and marketing activities, this company is pursuing the development of biodiesel plants near or adjacent to certain of Bunge’s existing oilseed processing plants in the United States.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.   Investments in Affiliates (Continued)

Summarized unaudited combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge’s consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 follows:

	December 31,
	2006	2005
Combined financial position:
Current assets	$1,113	$993
Non-current assets	2,455	2,161
Total assets	$3,568	$3,154
Current liabilities	$578	$570
Non-current liabilities	776	729
Stockholders’ equity	2,214	1,855
Total liabilities and stockholders’ equity	$3,568	$3,154
Amounts recorded by Bunge:
Investments (1)	$649	$585

	Year Ended December 31,
(US$ in millions)	2006	2005	2004
Combined results of operations:
Revenues	$3,376	$2,819	$2,600
Income before income tax and minority interest	117	197	42
Net income	74	120	39
Amounts recorded by Bunge:
Equity income (2)	23	31	13

(1)         At December 31, 2006 and 2005, Bunge’s investment exceeded its underlying equity in the net assets of Solae by $6 million and $11 million, respectively. Straight line amortization of this excess against equity in earnings of affiliates amounted to $5 million, $4 million and $4 million in 2006, 2005 and 2004, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which are being amortized over five years.

(2)          In 2006, Bunge’s equity in earnings of Solae included impairment and restructuring charges, net of income tax benefit of $20 million. In addition, a tax credit of $7 million was included in income tax benefit.

10.  Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2006	2005
Accrued liabilities	$630	$669
Unrealized loss on derivative contracts	665	264
Advances on sales	178	202
Other	50	52
Total	$1,523	$1,187

p

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   Asset Retirement Obligations

Bunge has asset retirement obligations with the carrying amount totaling $32 million and $33 million at December 31, 2006 and 2005, respectively, primarily relating to its mining assets assigned to the fertilizer segment and certain of its edible oil refining facilities assigned to the edible oil products segment. Asset retirement obligations in Bunge’s fertilizer segment relate to restoration of land used in its mining operations and asset retirement obligations in its edible oil products segment relate to the removal of certain storage tanks associated with its edible oil refining facilities. The change in the carrying value at December 31, 2006 consisted of a $5 million adjustment of the initial obligation due to the change in the discount rate and number of years used in the calculation ($2 million in edible oil products segment and $3 million in the fertilizer segment), $1 million of accretion and $3 million of currency translation adjustment. The change in the carrying value at December 31, 2005 consisted of a settlement of an obligation for $3 million related to the sale of the land of a previously sold refining facility in the edible oil products segment, $2 million of accretion and $4 million of currency translation adjustment.

12.   Income Taxes

Bunge has global operations and is subject to the tax jurisdiction of numerous tax authorities, as well as to tax agreements and treaties among these governments. Tax reporting rules and income tax rates used for the determination of taxable income and the related income taxes are complex and vary significantly between these jurisdictions. Determination of taxable income in any of these jurisdictions requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the varying tax laws and the sources and character of income and tax credits.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange transactions, changes in foreign currency exchange rates or Bunge’s level of operations or profitability in each taxing jurisdiction may impact Bunge’s income tax provision.

Bunge also records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future in the appropriate taxing jurisdiction.

Bunge has elected to use the U.S. income tax rates to reconcile the actual provision for income taxes with the income tax provision computed by applying the U.S. statutory rates.

The components of income from operations before income tax are as follows:

	December 31,
(US$ in millions)	2006	2005	2004
United States	$14	$47	$(38)
Non-United States	508	441	929
Total	$522	$488	$891

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   Income Taxes (Continued)

The components of the income tax benefit (expense) are:

	December 31,
(US$ in millions)	2006	2005	2004
Current:
United States	$(3)	$(7)	$(6)
Non-United States	(152)	(149)	(339)
	(155)	(156)	(345)
Deferred:
United States	(21)	80	23
Non-United States	212	158	33
	191	238	56
Total	$36	$82	$(289)

Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	December 31,
(US$ in millions)	2006	2005	2004
Income from continuing operations before income tax	$522	$488	$891
Income tax rate	35%	35%	35%
Income tax expense at the statutory rate	(183)	(171)	(312)
Adjustments to derive effective tax rate:
Earnings of subsidiaries taxed at different statutory rates	221	102	31
Change in valuation allowance	67	79	(60)
Basis difference in determining foreign taxable income (1)	(36)	(19)	(17)
Benefits from U.S. export incentives (2)	—	12	17
Adjustment to prior year U.S. export incentives (3)	(21)	—	—
Foreign exchange expense	(45)	(42)	(19)
Benefit from interest on capital dividends paid by Brazilian companies	17	28	17
Investment tax credits in Brazil	16	7	11
Reversal of deferred tax liability on undistributed assets of affiliates (4)	—	77	—
Recognition of tax loss benefits on merger of foreign subsidiaries	—	—	60
Other	—	9	(17)
Income tax benefit (expense)	$36	$82	$(289)

(1)          In 2003, a tax law was enacted in South America affecting exporters of certain products, including grains and oilseeds. The tax law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The tax effect of this law was reflected in income tax expense in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   Income Taxes (Continued)

(2)          Bunge has obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the American Jobs Creation Act of 2004 (Jobs Creation Act) ultimately repeals the ETI benefit. Under the Jobs Creation Act, the ETI was phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005 and 60% of the otherwise available ETI benefit retained for 2006. The ETI benefit will be phased out completely in 2007. The benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of Bunge’s U.S. operations qualify as “manufacturing,” Bunge has not received significant benefits from this new tax legislation as it has from the prior one primarily due to Bunge’s U.S. tax position.

(3)          Income tax expense for the year ended December 31, 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the Foreign Sales Corporation/Extraterritorial Income Exclusion provision of the U.S. Internal Revenue Code.

(4)          In 2005, Bunge received a favorable U.S. tax ruling with respect to the tax status of certain entities acquired in the 2002 acquisition of Cereol. Bunge had recorded a $125 million deferred tax liability in the initial balance sheet of Cereol in 2002, related to unremitted earnings of a subsidiary that were not considered to be permanently reinvested. Based upon the final ruling received in 2005, it was determined that the subsidiary could be liquidated without generating tax on the unremitted earnings. As a result of receipt of the favorable U.S. tax ruling and in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, Bunge first reduced certain indefinite lived intangible assets acquired in the Cereol acquisition by $39 million, net of deferred tax liabilities, to zero and then recognized an $86 million non-cash tax benefit in the consolidated statements of income. In conjunction with this transaction, Bunge incurred $9 million of tax expense in 2005, related to the repatriation of unremitted earnings of a subsidiary in connection with the Jobs Creation Act.

Certain Bunge subsidiaries had undistributed earnings amounting to approximately $1,482 million, $1,448 million and $541 million at December 31, 2006, 2005 and 2004, respectively. These amounts are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   Income Taxes (Continued)

The primary components of the deferred tax assets and liabilities and the related valuation allowance are as follows:

	December 31,
(US$ in millions)	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$651	$531
Excess of tax basis over financial statement basis of property, plant and equipment	46	32
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	93	64
Other accruals and reserves not currently deductible for tax purposes	274	217
Tax credit carryforwards	14	14
Other	37	29
Total deferred tax assets	1,115	887
Less valuation allowance	(40)	(96)
Net deferred tax assets	1,075	791
Deferred tax liabilities:
Excess of financial statement basis over tax basis of long lived assets	356	359
Undistributed earnings of affiliates	22	—
Other	68	51
Total deferred tax liabilities	446	410
Net deferred tax assets	$629	$381

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

In 2006, Bunge recognized, upon completion of its 2005 U.S. tax return, a tax benefit of $48 million relating to the difference between the face value of Bunge’s November 2005 redemption of its convertible notes and the fair market value of Bunge Limited common shares on the date of the redemption. In addition, Bunge recorded a provision of $24 million in long-term liabilities related to this transaction. The income tax benefit less the associated provision were recorded in additional paid-in capital in the consolidated balance sheet in accordance with SFAS No. 109, Accounting for Income Taxes, and APB No. 9, Reporting the Results of Operations.

At December 31, 2006, Bunge’s pretax loss carryforwards totaled $2,237 million, of which $913 million have no expiration. However, applicable income tax regulations limit some of these tax losses available for offset of future taxable income to 30% of annual pretax income. The remaining tax loss carryforwards expire at various periods beginning in 2007 through the year 2025.

Income tax valuation allowance—Bunge continually reviews the adequacy of its valuation allowance and recognizes tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The ultimate utilization of deferred tax assets depends on the generation of future taxable income during the period in which the related temporary differences become deductible. Management

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   Income Taxes (Continued)

considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. The majority of the valuation allowances relate to net operating loss carryforwards in certain of its non-U.S. subsidiaries where there is an uncertainty regarding their realization and will more likely than not expire unused.

Bunge merged several European subsidiaries in 2004, which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. Bunge increased its valuation allowance by $60 million as it is more likely than not that the assets will not be realized. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessments were made by the tax authorities. In addition, the statute of limitations for auditing the tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, Bunge reversed deferred tax valuation allowances of $72 million as it was determined that it is more likely than not that the net operating loss carryforwards would be recovered. The increase from the amount recorded in 2004 of $60 million versus the amount reversed in 2006 of $72 million represents the effects of foreign exchange translation adjustments. In 2005, the decrease in the deferred tax asset valuation allowance resulted from the projected utilization of net operating loss carryforwards by Bunge’s Brazilian subsidiaries. Bunge was able to recognize these net operating loss carryforwards because of the legal restructuring of Bunge’s Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by effects of the real appreciation and actions undertaken to recover the net operating loss carryforwards.

Other—In accordance with SFAS No. 5, Accounting for Contingencies, Bunge records tax contingencies when the exposure item becomes probable and reasonably estimable. At December 31, 2006, Bunge had contingency reserves of approximately $103 million, of which approximately $7 million relates primarily to jurisdictional matters and approximately $96 million relates primarily to the deduction of certain items.

In 2006, 2005 and 2004, Bunge paid income taxes, net of refunds, of $85 million, $169 million and $210 million, respectively. In addition, Bunge offset income taxes payable of $47 million, $46 million and $95 million in the years ended December 31, 2006, 2005 and 2004, respectively, against recoverable taxes receivable in certain South American jurisdictions in accordance with the applicable local tax laws.

13.   Financial Instruments

Bunge uses various financial instruments in its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short-term and long-term debt to fund operating requirements and derivative financial instruments to manage its foreign exchange, commodity price, freight price and interest rate risk exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain intercompany loans in Brazil. The counterparties to these debt financial instruments are primarily major financial institutions and Banco Nacional de Desenvolvimento Econômico e Social (BNDES) of the Brazilian government, or in the case of commodity futures and options, a commodity exchange. Cash and cash equivalents, trade accounts receivable and accounts payables, marketable securities, short-term debt and all derivative instruments are carried at fair value. The fair values of all of Bunge’s derivative instruments are based on quoted market prices and rates and are reflected as mark-to-market adjustments to the carrying value in the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Financial Instruments (Continued)

Fair Value of Financial Instruments—The carrying amounts and fair values of financial instruments are as follows:

	December 31,
	2006		2005
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$3	$3	$9	$9
Long-term debt, including current portion	3,030	3,063	2,735	2,773

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

Interest rate derivatives—The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in other liabilities in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received based on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

In 2006, Bunge entered into various interest rate swap agreements with a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with $200 million principal amount of 5.875% senior notes due 2013. Upon termination of these interest rate swap agreements in the year ended December 31, 2006, Bunge recognized a settlement gain of approximately $3 million. This gain will be amortized to earnings over the remaining life of the 5.875% senior notes due 2013. Bunge had accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

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

In 2004, Bunge terminated certain interest rate swap agreements and received $60 million in cash, which was comprised of $8 million of accrued interest and a $52 million gain on the net settlement of the swap agreements. The $8 million of accrued interest was recorded as a reduction of interest expense for

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Financial Instruments (Continued)

the year ended December 31, 2004 in the consolidated statement of income and the $52 million gain was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. The $52 million gain is amortized to earnings over the remaining term of the debt. In 2006 and 2005, Bunge recognized approximately $7 million in each respective year and $3 million in 2004, as a reduction of interest expense in the consolidated statements of income, related to this gain.

The following table summarizes Bunge’s outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2006.

	Maturity				Fair Value Loss
(US$ in millions)	2008	2014	2015	Total	December 31, 2006
Receive fixed/pay variable notional amount	$500	$500	$400	$1,400	$(41)
Weighted-average variable rate payable (1)	5.94%	6.14%	5.70%
Weighted-average fixed rate receivable	4.375%	5.35%	5.10%

(1)          Interest is payable in arrears based on a forecasted rate of six-month LIBOR plus a spread.

Bunge recognized approximately $16 million, $1 million and $6 million as interest expense in the consolidated statements of income in the years ended December 31, 2006, 2005 and 2004, respectively, relating to its outstanding interest rate swap agreements.

In 2006, 2005 and 2004, Bunge reclassified approximately a $2 million loss in each year from accumulated other comprehensive income (loss) in its consolidated balance sheets  to interest expense in the consolidated statements of income, which related to a settlement of certain derivative contracts recorded as cash flow hedges, in connection with forecasted issuances of debt financing. Bunge expects to reclassify approximately $2 million to interest expense in 2007 (see Note 20 of the notes to the consolidated financial statements).

Foreign exchange derivatives—Certain of Bunge’s operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, during 2006, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales in the consolidated statement of income for the year ended December 31, 2006. As of December 31, 2006, approximately $74 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates beginning January through December 2007. At December 31, 2006, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current assets, approximated $5 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated  other comprehensive income and was approximately $3 million, net of income taxes, as of December 31, 2006. The change in the fair value is reclassified into earnings when the anticipated sales occur with approximately $3 million, net of tax, expected to be reclassified to earnings in 2007. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   Financial Instruments (Continued)

In addition, in 2006, Bunge began utilizing net investment hedges to offset the translation adjustments arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income, a separate component of shareholders’ equity. During 2006, Bunge entered into cross currency swaps with a notional value of $359 million to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. These swaps have maturity dates in 2007 and 2008. At December 31, 2006, the fair value of these currency swaps was a loss of $6 million, of which $4 million is recorded in other current liabilities and $2 million in other non-current liabilities in the consolidated balance sheet and a loss of $8 million on the net investment hedge is included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income.

Ocean freight derivatives—In the year ended December 31, 2006, Bunge recognized gains of $31 million on the firm commitments to purchase time on ocean freight vessels and losses of $31 million on ocean freight derivative contracts in cost of goods sold in its consolidated statement of income. There was no material gain or loss recognized in Bunge’s consolidated statement of income for 2006 due to hedge ineffectiveness.

14.   Short-Term Debt and Credit Facilities

Short-term borrowings consist of the following:

	December 31,
(US$ in millions)	2006	2005
Commercial paper with an average interest rate of 5.3% at December 31, 2006	$90	$265
Lines of credit:
Unsecured variable interest rates from 5.24% to 6.93%	364	146
Total short-term debt	$454	$411

Bunge’s short-term borrowings, predominantly held with commercial banks, are primarily used to fund purchases of readily marketable inventories and for other working capital requirements. The weighted-average interest rate, which includes related fees, on short-term borrowings as of December 31, 2006 and 2005 was 6.1% and 5.8%, respectively.

In connection with the financing of readily marketable inventories, Bunge recorded interest expense on debt financing readily marketable inventories of $85 million, $39 million and $46 million in the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, Bunge had a $600 million commercial paper program facility to fund working capital requirements. At December 31, 2006, Bunge had approximately $510 million of unused and available borrowing capacity under its commercial paper program facility.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.   Long-Term Debt

Long-term obligations are summarized below:

	December 31,
(US$ in millions)	2006	2005
Payable in U.S. Dollars:
Senior notes, fixed interest rates of 4.38% to 7.80%, maturing 2007 through 2015	$2,385	$2,395
Senior notes, fixed interest rates of 7.43% to 7.94%, maturing 2021	43	121
Note collateralized by future export commodity contracts, fixed interest rate of 8.09%, payable through 2006	—	13
Other notes payable, fixed interest rate of 5.65%, payable through 2009	40	73
Long-term debt, variable interest rates indexed to LIBOR (1) plus .75% to 2.75%, payable through 2009	455	17
Payable in Brazilian Reais:
BNDES (2) loans, variable interest rate indexed to IGPM (3) plus 6.5% and TJLP (4) plus 3.2% payable through 2009	69	96
Other	38	20
	3,030	2,735
Less: Installments due within one year	(156)	(178)
Total long-term debt	$2,874	$2,557

(1)         LIBOR three and six month rates as of December 31, 2006 were 5.36% and 5.37% as of December 31, 2005 were 4.54% and 4.70%, respectively.

(2)         BNDES loans are Brazilian government industrial development loans.

(3)         IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2006 and 2005 was 3.83% and 1.21%, respectively.

(4)         TJLP is a long-term interest rate reset by the Brazilian government on a quarterly basis. The annualized rate for 2006 was 7.92%.

At December 31, 2006, Bunge had approximately $400 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions. Also in 2006, Bunge entered into a three-year revolving credit agreement with several banks commencing on January 1, 2007 that expires January 2010 with an aggregate borrowing capacity of $600 million. This credit agreement was entered into by Bunge’s 100%-owned finance subsidiary, Bunge Finance Europe B.V. and is fully and unconditionally guaranteed by Bunge.

Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $573 million at December 31, 2006 have been mortgaged or otherwise collateralized against long-term debt of $57 million at December 31, 2006.

Redemption of Convertible Notes—In November 2005, Bunge redeemed the remaining outstanding 3.75% convertible notes due 2022 (convertible notes) issued by its 100%-owned subsidiary, Bunge Limited Finance Corp. As provided in the indenture governing the convertible notes, the redemption price was $1,015 for each $1,000 principal amount of convertible notes to be redeemed, together with accrued and

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.   Long-Term Debt (Continued)

unpaid interest up to, but not including, the redemption date. In accordance with the indenture, holders of the convertible notes had the right to convert their convertible notes into Bunge Limited common shares at any time before the close of business on the second business day immediately preceding November 22, 2005. Approximately $242 million principal amount of convertible notes was converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion. Substantially all holders of the aggregate principal amount of the $250 million convertible notes converted their notes into an aggregate of 7,777,927 common shares of Bunge Limited, of which 7,532,542 common shares were issued upon conversion of convertible notes in November 2005.

Principal Maturities—Principal maturities of long-term debt at December 31, 2006 are as follows:

(US$ in millions)
2007	$156
2008	532
2009	523
2010	9
2011	11
Thereafter	1,799
Total	$3,030

Bunge’s indentures, credit facilities, other long-term debt agreements and commercial paper program contain various restrictive covenants which require the satisfaction of certain financial covenants related to minimum net worth and working capital and a maximum long-term debt to net worth ratio. Bunge was in compliance with these covenants at December 31, 2006.

In 2006, 2005 and 2004, Bunge paid interest, net of interest capitalized, of $236 million, $213 million and $162 million, respectively.

16.   Accounts Receivable Securitization

In 2005, certain of Bunge’s European subsidiaries entered into an accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, Bunge’s European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. Bunge accounts for its transfers/sales of accounts receivable under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Bunge’s European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the year ended December 31, 2006 and 2005, Bunge recognized approximately $5 million and $2 million, respectively, of expenses, in the consolidated statements of income, related to the securitization program in Europe.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.   Accounts Receivable Securitization (Continued)

The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon the occurrence of certain limited circumstances. Bunge’s European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as sales under SFAS No. 140. The beneficial interests are subordinate to the investors’ interests and are valued at historical cost, which approximate fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheet.

As of December 31, 2006, Bunge sold approximately $171 million of accounts receivable to the Euro securitization facility, of which it has retained a $44 million beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, Bunge recorded an allowance for doubtful accounts of $4 million and $4 million against the beneficial interest at December 31, 2006 and 2005, respectively, in other current assets in the consolidated balance sheet.

In addition, Bunge has two other accounts receivable securitization facilities, through its wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $170 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. Both of the North American facilities expire in 2007, with an option to renew. The effective yield rates approximate the 30 day commercial paper rate plus annual commitment fees ranging from 29.5 to 40 basis points.

During 2006 and 2005, the outstanding undivided interests averaged $150 million and $116 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $9 million, $5 million and $2 million in related expenses for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in selling, general and administrative expenses in Bunge’s consolidated statements of income.

In addition, Bunge retains interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, Bunge’s retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge’s consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2006 and 2005 were net of $171 million and $105 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

17.   Employee Benefit Plans

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was reflected in the accumulated postretirement medical benefit obligation beginning in 2005 assuming that Bunge will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and that Bunge will receive the federal subsidy. Accordingly, in 2005, the accumulated postretirement healthcare benefit obligation was reduced by $1 million and is amortized as a reduction of expense over the average remaining service life of active employees. The net periodic postretirement healthcare benefit cost was reduced by $1 million for the year ended December 31, 2006 and by a minimal amount for the year ended December 31, 2005 to reflect the impact of the federal subsidy for the year ended December 31, 2005.

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

Pension Protection Act of 2006—During 2006, the Pension Protection Act of 2006 (PPA) was signed into U.S. law. While the PPA is expected to have some effect on specific plan provisions in Bunge’s retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. Until regulations are issued by the U.S. Treasury, the financial effect is uncertain. The PPA does not have an impact on Bunge’s reported periodic pension costs or obligations for the year ended December 31, 2006 or Bunge’s expected contributions for 2007, but is expected to increase required contributions for 2008 and forward.

Adoption of SFAS No. 158—On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required Bunge to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations for its employee defined benefit plans or the accumulated benefit obligations for its postretirement healthcare benefit plans) of its employee defined benefit plans in the December 31, 2006 consolidated balance sheet with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unamortized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plans’ funded status in Bunge’s consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to Bunge’s historical accounting policy for amortizing such amounts. The actuarial gains and losses that arise in subsequent periods and are not recognized as net period pension cost in the same periods will be recognized as a component of other comprehensive income. Those costs will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

Prior to the adoption of the recognition and disclosure provisions of SFAS No. 158 and pursuant to the provisions of SFAS No. 87, Bunge had recorded a minimum pension liability for the actuarial present value of accumulated benefits that exceeded plan assets and the accrued pension liabilities that were exceeded by the unfunded accumulated benefit obligation. The accrued additional minimum pension liability at December 31, 2006 and 2005 was $43 million and $44 million, respectively. Bunge also had an intangible asset of $11 million at December 31, 2006 and 2005, related to unamortized prior service costs for which a minimum pension liability was recorded. At December 31, 2006 and 2005, Bunge had $32 million and $33 million, respectively, of the excess of the additional minimum pension liability over the amount recognized as an intangible asset in other accumulated comprehensive income (loss). Bunge recorded a decrease in additional minimum pension liability of $1 million and $3 million for the years ended December 31, 2006 and 2005, respectively, and an increase of $3 million for the year ended December 31, 2004, which was included in other comprehensive income (loss). The effect of recognizing the additional minimum liability is included in the table below in the column captioned “Prior to Adopting SFAS No. 158”.

The incremental effects of adopting the recognition and disclosure provisions of SFAS No. 158 on Bunge’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on Bunge’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented.

(US$ in millions)	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported December 31, 2006
Intangible asset (pension)	$11	$(11)	$—
Accrued pension liability	99	48	147
Deferred income taxes	12	17	29
Accumulated other comprehensive income (loss), net of tax	(20)	(30)	(50)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $(1) million ($(1) million, net of tax), unrecognized prior service cost of $10 million ($7 million net of tax), and unrecognized actuarial loss of $71 million ($44 million, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and that are expected to be recognized in net periodic pension cost in 2007 is $1 million ($1 million, net of tax) and  $3 million ($2 million, net of tax), respectively. The amount of transition asset expected to be recognized in net period pension cost in 2007 is minimal.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

The following table sets forth in aggregate a reconciliation of the changes in the defined benefit pension and the postretirement healthcare benefit plans’ benefit obligations, assets and funded status at December 31, 2006 and 2005 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. The projected benefit obligation related principally to U.S. plans and therefore Bunge has aggregated U.S. and foreign plans for the following disclosures. A measurement date of September 30, 2006 was used for all plans.

	Pension Benefits December 31,		Postretirement Healthcare Benefits December 31,
(US$ in millions)	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligation as of beginning of year	$364	$342	$29	$26
Service cost	12	10	—	—
Interest cost	20	19	1	1
Actuarial (gain) loss, net	(1)	8	—	4
Employee contribution	—	—	1	1
Plan amendments	—	—	(1)	—
Benefits paid	(14)	(14)	(3)	(3)
Impact of foreign exchange rates	2	(1)	—	—
Benefit obligation as of end of year	$383	$364	$27	$29
Change in plan assets:
Fair value of plan assets as of beginning of year	$249	$227	$—	$—
Actual return on plan assets	16	23	—	—
Employer contributions	9	12	2	2
Employee contributions	—	—	1	1
Benefits paid	(14)	(14)	(3)	(3)
Impact of foreign exchange rates	—	1	—	—
Fair value of plan assets as of end of year	$260	$249	$—	$—

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

	Pension Benefits December 31,		Postretirement Healthcare Benefits December 31,
(US$ in millions)	2006	2005	2006	2005
Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(123)	$(115)	$(27)	$(29)
Contribution adjustment	2	3	1	1
Unrecognized prior service cost	—	12	—	—
Unrecognized net actuarial losses	—	65	—	5
Unrecognized net transition asset	—	(1)	—	—
Net liability recognized in the balance sheet	$(121)	$(36)	$(26)	$(23)
Amounts recognized in the balance sheet consist of:
Prior to adoption of funded status provision of SFAS No. 158:
Prepaid benefit cost	$—	$6	$—	$—
Accrued benefit cost	—	(86)	—	(23)
Intangible asset	—	11	—	—
Accumulated other comprehensive income	—	33	—	—
After the adoption of funded status provision of SFAS No. 158:
Noncurrent assets	6	—	—	—
Current liabilities	(1)	—	(3)	—
Noncurrent liabilities	(126)	—	(23)	—
Net liability recognized	$(121)	$(36)	$(26)	$(23)

Bunge has aggregated certain pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2006, the $383 million projected benefit obligation includes plans with projected benefit obligations of $368 million, which were in excess of the fair value of related plan assets of $239 million. At December 31, 2005, the $364 million projected benefit obligation includes plans with projected benefit obligations of $349 million, which were in excess of the fair value of related plan assets of $230 million.

The accumulated benefit obligation for the defined benefit pension plans was $347 million and $331 million at December 31, 2006 and 2005, respectively.

The following table summarizes information relating to aggregated pension plans with an accumulated benefit obligation in excess of plan assets.

	December 31,
(US$ in millions)	2006	2005
Projected benefit obligation	$364	$349
Accumulated benefit obligation	328	316
Fair value of plan assets	235	230

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

The components of net periodic costs are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2006	2005	2004	2006	2005	2004
Service cost	$12	$10	$10	$—	$—	$—
Interest cost	20	19	19	2	2	2
Expected return on plan assets	(20)	(19)	(17)	—	—	—
Amortization of unrecognized prior service cost	1	1	1	—	—	—
Amortization of unrecognized net loss	2	3	3	—	—	—
Curtailment loss recognized	1	—	—	—	—	—
Amortization of transition asset	—	—	(1)	—	—	—
Net periodic benefit costs	$16	$14	$15	$2	$2	$2

The weighted-average assumptions used in determining the actuarial present value of the projected benefit obligations under the defined benefit plans are as follows:

	December 31,
	2006	2005
Discount rate	5.8%	5.6%
Increase in future compensation levels	3.4%	3.2%

The weighted-average assumptions used in determining the net periodic benefit cost under the defined benefit plans are as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.6%	5.7%	6.0%
Increase in future compensation levels	3.2%	3.3%	3.4%
Expected long term rate of return on assets	8.0%	8.0%	8.0%

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

At December 31, 2006, for measurement purposes, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007 decreasing to 5% by 2011, remaining at that level

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

thereafter. At December 31, 2005, for measurement purposes, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006.

A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2006:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$2	$2

The pension plans’ weighted-average asset allocations as of the measurement date for 2006 and 2005, by category are as follows:

	Plan Assets
Asset Category	2006	2005
Equities	62%	63%
Fixed income securities	33%	34%
Cash	3%	3%
Real estate	2%	—%
Total	100%	100%

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

Bunge expects to contribute $19 million to its defined benefit pension plans and $3 million to its postretirement healthcare benefit plans in 2007.

The following benefit payments, which reflect future service as appropriate, are expected to be paid:

		Postretirement Healthcare Benefits
(US$ in millions)	Pension Benefits	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2007	$16	$3	$—
2008	20	3	—
2009	17	3	—
2010	18	3	—
2011	20	3	—
2012-2016	128	12	3

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee Benefit Plans (Continued)

Employee Defined Contribution—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $13 million, $11 million and $9 million in 2006, 2005 and 2004, respectively.

Multi-Employer Plan—In addition, certain salaried employees of Bunge’s Brazilian fertilizer operations participate in a multi-employer defined benefit pension plan, Fundação Petrobras de Securidade Social (Petros), to which Bunge makes contributions. Contributions to this plan were approximately $1 million in each of the years ended December 31, 2006, 2005 and 2004.

18.   Related Party Transactions

Notes receivable—In connection with the sale of Lesieur, a French producer of branded bottled vegetable oil, to Saipol, Bunge’s oilseed processing joint venture with Sofiproteol, Bunge holds a note receivable from Saipol having a carrying value of $35 million and $31 million at December 31, 2006 and 2005, respectively. The note receivable matures in July 2009 with interest payable annually at a variable rate of 4.48% in 2006. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method.

Bunge held a note receivable from EWICO, its 50% owned joint venture in Poland, having a carrying value of approximately $7 million at December 31, 2005. The EWICO notes receivable matures on demand at Bunge’s option with interest payable annually at variable rates of one or six month Warsaw Interbank Borrowing Rate (WIBOR) plus 2.5%. In the second quarter of 2006, Bunge began consolidating EWICO as a result of the acquisition of additional interest in this company. The note receivable of $13 million at March 31, 2006 became an intercompany receivable and is eliminated in consolidation.

Bunge holds a note receivable from Sabina-Bunge LLC, a 1% investment in the United States having a carrying value of approximately $10 million at December 31, 2006. This note receivable is a revolving credit facility due September 2007 with interest payable at a rate of LIBOR plus 2%.

Bunge holds a note receivable with AGRI-Bunge LLC, a joint venture in which Bunge owns a 50% voting interest and 34% equity interest in the United States having a carrying value of $31 million at December 31, 2006. This note is a revolving credit facility with a final maturity in March 2014 with interest payable at a rate of LIBOR plus 2%.

Bunge holds a note receivable with DDO-Processing LLC, a 50% joint venture in the United States having a carrying value of $5 million at December 31, 2006. This note receivable is a revolving credit facility with a final maturity in September 2007 with interest payable at a rate of LIBOR plus 2%.

Bunge has recognized interest income related to these notes receivable of approximately $3 million, $2 million and $5 million for the years ended December 31, 2006, 2005 and 2004, respectively, in interest income in its consolidated statements of income. Notes receivable with carrying values of $35 million are included in other non-current assets and $45 million is included in other current assets in the consolidated balance sheets.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions (Continued)

Notes payable—At December 31, 2006, a Brazilian subsidiary of Bunge has a note payable with a carrying value of $18 million to a joint venture partner in one of its terminals.  The real-denominated note payable matures on December 31, 2007 with interest payable annually at a rate of 13.5%. The note payable is included in other current liabilities in Bunge’s consolidated balance sheet. In 2006, Bunge has recorded interest payable of approximately $2 million related to this note.

Other—Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $557 million, $503 million and $457 million for the years ended December 31, 2006, 2005 and 2004, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $153 million, $233 million and $92 million for the years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, Bunge had approximately $9 million receivable from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets. Bunge believes these transactions are recorded at values similar to those with third parties.

Mutual Investment Limited—Bunge has entered into an administrative services agreement with Mutual Investment Limited, Bunge’s former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting and insurance. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge’s direct and indirect costs of providing the services. In 2006, 2005 and 2004, Mutual Investment Limited paid Bunge $155 thousand, $492 thousand and $623 thousand, respectively, under this agreement. In July 2004, Bunge purchased a wheat mill in Brazil from Mutual Investment Limited for approximately $2 million.

19.   Commitments and Contingencies

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2006 and 2005 are the following accrued liabilities:

	December 31,
(US$ in millions)	2006	2005
Tax claims	$203	$173
Labor claims	112	95
Civil and other	89	70
Total	$404	$338

Tax Claims—The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including primarily value-added tax claims (ICMS, IPI, PIS and COFINS, of which PIS and COFINS are used by the Brazilian government to fund social contribution programs). The determination of the manner

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.   Commitments and Contingencies (Continued)

in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

Labor Claims—The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

Eletrobrás Litigation—Several of Bunge’s Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of the subsidiary’s claim against Eletrobrás. During 2006, upon court approval, Bunge received payment of $6 million in partial settlement related to this claim. Although Bunge expects to receive up to $45 million upon final settlement, based on its subsidiary’s claims against Eletrobrás for which a judgment has been issued, amounts ultimately negotiated and approved by the Brazilian court could be substantially less. Similar claims made by Bunge’s other Brazilian subsidiaries are also pending in the Brazilian courts.

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

Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2006:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$58
Unconsolidated affiliates financing (2)	22
Customer financing (3)	162
Total	$242

(1)          Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.   Commitments and Contingencies (Continued)

$58 million at December 31, 2006. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)          Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(3)          Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2006, $90 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at December 31, 2006.

In addition, Bunge has provided parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes, which were entered into by its 100%-owned subsidiaries. Bunge’s senior notes, issued by its 100%-owned finance subsidiary, Bunge Limited Finance Corp., are fully and unconditionally guaranteed by Bunge. The debt under these guarantees had a carrying amount of $2,836 million at December 31, 2006. Debt related to these guarantees is included in the consolidated balance sheet at December 31, 2006 (see Note 15 of the notes to the consolidated financial statements). There are no significant restrictions on the ability of Bunge Limited Finance Corp. or any other Bunge subsidiary to transfer funds to Bunge.

Also, certain of Bunge’s subsidiaries have provided guarantees of indebtedness of certain of their subsidiaries under certain lines of credit with various institutions. The total borrowing capacity under these lines of credit was $65 million as of December 31, 2006, of which approximately $4 million of related debt was outstanding as of such date.

Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the time on these ocean freight vessels when excess freight capacity is available. These agreements typically range from two months to six years, in the case of ocean freight vessels, depending on market conditions, and 8 to 21 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$487
1 to 3 years	353
3 to 5 years	207
After five years	1,408
Total	$2,455

Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned on the sales of excess capacity. The agreements for the

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.   Commitments and Contingencies (Continued)

freight service on railroad lines require a minimum monthly payment regardless of the actual level of freight services used by Bunge. The costs of Bunge’s freight supply agreements are typically passed through to the customers as a component of the prices charged for its products.

20.   Shareholders’ Equity

Cumulative Convertible Perpetual Preference Shares—On November 20, 2006, Bunge completed a public offering of 6,000,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 and with a liquidation preference of $100 per share. Pursuant to the underwriting agreement Bunge granted the underwriter an option to purchase up to 900,000 additional convertible preference shares to cover their over allotment in the offering. On November 30, 2006, Bunge issued 900,000 additional convertible preference shares upon the exercise of the underwriter’s over-allotment option. Bunge received aggregate net proceeds from the issuances of $677 million, after deducting underwriting discounts and commissions and other expenses of the offering. The proceeds from the sale of convertible preference shares were used to reduce indebtedness.

The holder of each convertible preference share may at any time convert their convertible preference shares into approximately 1.0846 common shares based on an initial conversion price of $92.20 per convertible preference share, subject in each case to specified adjustments. At any time on or after December 1, 2011, if the closing sale price of Bunge’s common shares equals or exceeds 130% of the then prevailing conversion price of the convertible preference shares, for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all then issued and outstanding convertible preference shares to be automatically converted into the number of common shares that are issuable at the then prevailing conversion price. The convertible preference shares are not redeemable by Bunge at any time.

The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge’s board of directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. At December 31, 2006, Bunge recorded $4 million in accrued dividends on its convertible preference shares.

In 2005, approximately $250 million of Bunge’s convertible notes were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. In total, 7,777,927 common shares were issued by Bunge upon conversion of the $250 million aggregate principal amount of the convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion.

In 2004, Bunge completed a public offering of 9,775,000 of its common shares for net proceeds of $331 million, after deducting underwriting discounts, commissions and expenses. Bunge used the net proceeds of the offering to acquire the additional 17% of the total outstanding shares of Bunge Brasil S.A., its publicly-traded Brazilian subsidiary that it did not already own, for $314 million in cash.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.   Shareholders’ Equity (Continued)

Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability / SFAS No. 158 Adjustment	Deferred Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2004	$(609)	$(7)	$(19)	$(21)	$—	$(656)
Other comprehensive income (loss), net of tax	217	12	2	(2)	—	229
Balance, December 31, 2004	(392)	5	(17)	(23)	—	(427)
Other comprehensive income (loss), net of tax	101	(1)	2	2	11	115
Balance, December 31, 2005	(291)	4	(15)	(21)	11	(312)
Other comprehensive income (loss), net of tax	267	10	2	1	(1)	279
SFAS No. 158 adjustment	—	—	—	(30)	—	(30)
Balance, December 31, 2006	$(24)	$14	$(13)	$(50)	$10	$(63)

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

21.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities and convertible notes, using the if-converted method. Under this method, the convertible securities and convertible notes are assumed to be converted and the related dividend or interest expense, net of tax is added back to earnings, if dilutive.

In November 2006, Bunge sold 6,900,000 convertible preference shares in a public offering (see Note 20 of notes to the consolidated financial statements). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to specified adjustments. The calculation of diluted earnings per

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.   Earnings Per Share (Continued)

common share for the year ended December 31, 2006 does not include the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were not dilutive.

In November 2005, Bunge redeemed its convertible notes issued by Bunge’s 100%-owned finance subsidiary, Bunge Limited Finance Corp. The computation of diluted earnings per common share for 2005 includes the weighted-average number of common shares that would have been issuable upon conversion of the convertible notes. Substantially all holders of the aggregate principal amount of the $250 million convertible notes converted their notes into an aggregate of 7,777,927 shares of Bunge Limited common shares, of which 7,532,542 shares were issued upon conversion of the convertible notes in November 2005 at the conversion rate of 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued and delivered following conversion. The computation of diluted earnings per common share for the year ended December 31, 2004 includes the weighted-average common shares that would have been issuable upon conversion of the convertible notes.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(US$ in millions, except for share data)	2006	2005	2004
Net income—basic	$521	$530	$469
Convertible preference share dividends	(4)	—	—
Interest on convertible notes, net of tax	—	5	5
Net income available to common shareholders	$517	$535	$474
Weighted-average number of common shares outstanding:
Basic	119,566,423	112,131,739	106,015,869
Effect of dilutive shares (1):
—stock options and awards	1,282,934	1,994,337	1,879,762
—convertible notes	—	6,727,852	7,778,425
Diluted	120,849,357	120,853,928	115,674,056
Earnings per common share:
Basic	$4.32	$4.73	$4.42
Diluted	$4.28	$4.43	$4.10

(1)          Weighted-average common shares outstanding-diluted for the year ended December 31, 2006 excludes 834,399 weighted-average common shares that would be obtainable upon conversion of Bunge’s convertible preference shares because their effect would not have been dilutive. Approximately 2 million and 1 million stock options and contingently issuable restricted stock units were not dilutive and not included in the computation of diluted earnings per share for 2006 and 2005, respectively. In addition, the numerator for the calculation of earnings per common share-diluted for the years ended December 31, 2005 and 2004 was increased by $5 million to reflect interest expense related to the convertible notes.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Stock-Based Compensation

Effective January 1, 2006, Bunge adopted SFAS No. 123R, Share-Based Payment, which includes the fair value recognition provisions, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the year ended December 31, 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, Bunge recognized $10 million and $9 million of compensation expense in the year ended December 31, 2006, related to its stock option and restricted stock unit awards, respectively, of which $4 million was recorded in liabilities and $15 million in additional paid-in capital. In addition, as a result of the adoption of SFAS No. 123R in 2006, Bunge reclassified $9 million of compensation expense from liabilities to additional paid-in capital related to restricted stock unit awards with equity settlement. The aggregate tax benefit was approximately $4 million for the year ended December 31, 2006.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Stock-Based Compensation (Continued)

The following table sets forth the effect on net income and earnings per share had Bunge recognized compensation cost upon the fair value on the date of grant of stock options and restricted stock units, in accordance with SFAS No. 123, as amended by SFAS No. 148, for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
(US$ in millions, except per share data)	2005	2004
Net income, as reported	$530	$469
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(8)	(7)
Pro forma net income	$522	$462
Earnings per common share (see Note 21):
Basic—as reported	$4.73	$4.42
Basic—pro forma	$4.66	$4.36
Diluted—as reported(1)	$4.43	$4.10
Diluted—pro forma(1)	$4.36	$4.04

(1)          The numerator for the calculation of diluted pro forma earnings per share for the years ended December 31, 2005 and 2004 was adjusted by $5 million in each year for interest expense related to the Bunge’s 3.75% convertible notes due 2022, which were redeemed in November 2005. (See Note 21 of the notes to the consolidated financial statements)

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

(i)   Stock Option Awards—Generally, stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge’s common shares on the date of grant, as determined under the Equity Incentive Plan. Options expire ten years after the date of grant and generally vest on a pro-rata basis over a three-year period on the anniversary date of the grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge as defined in the Equity Incentive Plan. Compensation expense for options granted under the Equity Incentive Plan is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

(ii)   Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. The performance-based restricted stock units have a cliff vesting of three-years and are dependent on Bunge obtaining certain targeted cumulative earnings per share (EPS) or segment operating profit (for awards granted to employees of operating companies) during the three-year performance period. The targeted cumulative EPS under the plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Stock-Based Compensation (Continued)

Bunge’s compensation committee. Vesting may be accelerated in certain situations such as a change in control of Bunge. The actual award is calculated based on a sliding scale whereby 50% of the granted performance-based restricted stock unit award vests if the minimum target is achieved. No vesting occurs if cumulative EPS or the segment operating profit is less than the minimum target. The award is capped at 150% of the grant for performance in excess of the maximum target for the award grants prior to 2004 and at 200% of the grant for performance in excess of the maximum target for awards granted in or following 2004. For awards granted in or prior to 2004, performance-based restricted stock unit awards may be paid out, at the participant’s election, subject to the discretion of Bunge’s compensation committee, in cash, in Bunge Limited common shares or a combination thereof, once the specified terms and conditions of the award are satisfied. Beginning with awards granted in 2005, performance-based restricted stock unit awards will be settled solely in common shares. At the time of settlement, a participant holding a vested performance-based restricted stock unit award will also be entitled to receive corresponding dividend equivalent payments.

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

Compensation expense for the restricted stock units is equivalent to the market value of Bunge’s common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

Non-Employee Directors’ Equity Incentive Plan—Bunge has a Non-Employee Directors’ Equity Incentive Plan (Directors’ Plan). The Directors’ Plan is a shareholder approved plan. The Directors’ Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st that follows the date of grant, assuming the director continues service as a member of the board of directors of Bunge until such date. Vesting may be accelerated in certain situations such as a change in control of Bunge. Compensation expense for options granted under the Non-Employee Directors’ Equity Incentive Plan is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Stock-Based Compensation (Continued)

The fair value of each option granted under both of Bunge’s equity incentive plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected volatility of Bunge’s common shares is based on historical volatility calculated using the daily close price of Bunge’s shares up to the date of grant. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon bond with a term equal to the expected option term of the option grants on the date of grant.

Assumptions:	December 31, 2006	December 31, 2005	December 31, 2004
Expected option term (in years)	5.25-6.00	6.00	8.96
Expected dividend yield	1.04%-1.05%	1.15%	1.30%
Expected volatility	27%-28%	32%	29%
Risk-free interest rate	4.61%-4.89%	4.04%	3.70%

A summary of option activity under the plans as of December 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(US$ in millions)
Outstanding at January 1, 2006	3,651,490	$29.72
Granted	881,400	$56.92
Exercised	(672,249)	$24.10
Forfeited or expired	(51,450)	$53.10
Outstanding at December 31, 2006	3,809,191	$36.69	6.87	$138
Exercisable at December 31, 2006	2,397,663	$27.19	5.83	$109

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $17.38, $18.48 and $14.17, respectively. The total intrinsic value of options exercised during 2006 was approximately $25 million. The excess tax benefit classified as a financing cash flow for 2006 was not significant.

As of December 31, 2006, there was $12 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors’ Plan which will be recognized over the next three years.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   Stock-Based Compensation (Continued)

A summary of Bunge’s restricted stock units as of December 31, 2006 and changes during 2006 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2006(1)	1,097,944	$41.84
Granted	438,704	$56.14
Vested/issued(2)	(98,700)	$52.63
Forfeited/expired(2)	(172,979)	$53.92
Restricted stock units at December 31, 2006(1)	1,264,969	$49.74

(1)          Excludes accrued unvested corresponding dividends, which are payable upon vesting in Bunge’s common shares. As of December 31, 2006, there were 16,570 unvested corresponding dividends accrued. Accrued unvested corresponding dividends were revised due to non-achievement of performance targets.

(2)          During 2006, Bunge issued 98,700 common shares including common shares representing accrued corresponding dividends, with a weighted-average fair value of $52.63 per share. During 2006, Bunge canceled 103,350 shares, respectively, in lieu of cash settlement at $51.00 per share, related to performance-based restricted stock unit awards that had vested.

At December 31, 2006, there was approximately $22 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan which will be recognized over the next three to four years. The total fair value of restricted stock units vested and issued during 2006 was approximately $5 million.

Common Shares Reserved for Share-Based Awards—At December 31, 2006, Bunge has reserved 11,995,565 and 599,778 common shares for grants of stock options and other stock awards under the Equity Incentive Plan and the Directors’ Plan, respectively. At December 31, 2006, 4,141,590 and 95,278 common shares were available for grant under the Equity Incentive Plan and Directors’ Plan, respectively. The Equity Incentive Plan and the Directors’ Plan provide that up to 10.0% and 0.5%, respectively, of Bunge’s total outstanding common shares may be reserved for issuance pursuant to awards under these plans. Therefore, the number of shares reserved under these plans will increase as the number of Bunge’s total issued and outstanding common shares increases.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.   Lease Commitments

Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

(US$ in millions)
2007	$112
2008	106
2009	100
2010	77
2011	68
Thereafter	151
Total	$614

Rent expense under non-cancelable operating leases was $144 million, $134 million and $89 million for 2006, 2005 and 2004, respectively.

24.   Operating Segments and Geographic Areas

In 2006, Bunge corrected its classification of interest income on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales. The effect of this reclassification increased cost of goods sold and net sales by $78 million, $102 million and $66 million in the years ended December 31, 2006, 2005 and 2004, respectively. The reclassification does not affect gross profit, segment operating profit or net income.

In addition, during 2006 Bunge reclassified certain product lines from the agribusiness segment to the edible oil products segment. As a result, amounts for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current year presentation.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.   Operating Segments and Geographic Areas (Continued)

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
2006
Net sales to external customers	$19,106	$2,602	$3,601	$965	$—	$26,274
Inter-segment revenues	2,328	—	91	17	(2,436)	—
Gross profit (1)	780	326	327	138	—	1,571
Interest income	27	58	2	3	29	119
Interest expense	(203)	(39)	(31)	(7)	—	(280)
Foreign exchange gain (loss)	(12)	47	5	—	19	59
Segment operating profit	86	202	86	69	—	443
Depreciation, depletion and amortization expense	(126)	(130)	(53)	(15)	—	(324)
Investments in affiliates	61	11	170	22	385	649
Total assets	8,339	2,979	1,552	470	1,007	14,347
Capital expenditures	$285	$106	$98	$14	$—	$503
2005
Net sales to external customers	$17,459	$2,674	$3,385	$859	$—	$24,377
Inter-segment revenues	1,974	—	81	22	(2,077)	—
Gross profit (1)	821	341	284	125	—	1,571
Interest income	21	57	3	2	21	104
Interest expense	(140)	(41)	(35)	(7)	(8)	(231)
Foreign exchange gain (loss)	29	(47)	—	(1)	(3)	(22)
Segment operating profit	275	81	37	63	—	456
Depreciation, depletion and amortization expense	(110)	(104)	(50)	(14)	—	(278)
Investments in affiliates	57	9	75	21	423	585
Total assets	5,867	2,774	1,682	388	735	11,446
Capital expenditures	$267	$135	$109	$11	$—	$522
2004
Net sales to external customers	$17,977	$2,581	$3,872	$804	$—	$25,234
Inter-segment revenues	1,433	—	50	17	(1,500)	—
Gross profit (1)	936	601	257	92	—	1,886
Interest income	21	50	6	3	23	103
Interest expense	(111)	(50)	(32)	(8)	(13)	(214)
Foreign exchange gain (loss)	(17)	(32)	5	—	13	(31)
Segment operating profit	358	372	79	41	—	850
Depreciation, depletion and amortization expense	(89)	(70)	(41)	(12)	—	(212)
Investments in affiliates	17	8	64	20	455	564
Total assets	5,510	2,428	1,692	328	949	10,907
Capital expenditures	$211	$158	$59	$9	$—	$437

(1)          In 2006, Bunge recorded a pretax asset impairment charge of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three less efficient oilseed processing, refining and bottling facilities in Brazil, and restructuring charges of $4 million related to its South American agribusiness and fertilizer operations.

In 2005, Bunge recorded a pretax asset impairment charge of $35 million in its agribusiness segment related to two oilseed processing plants in Brazil and an oilseed processing plant in India. In 2005,

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.   Operating Segments and Geographic Areas (Continued)

Bunge also recorded restructuring charges in Brazil and Europe of $10 million in its agribusiness segment, $2 million in its edible oil products segment and $2 million in its fertilizer segment.

In 2004, Bunge recorded pretax asset impairment charge of $7 million in its edible oil segment, related to its refining and packaging operations in North and South America. In addition, in 2004, Bunge recorded a $10 million asset impairment charge and a $7 million restructuring charge in its agribusiness segment related to its oilseed operations in Western Europe. These impairment and restructuring charges are recorded in cost of goods sold, except the 2006 restructuring charges which is recorded in selling, general and administrative expense, in Bunge’s consolidated statements of income (see Note 8 of the notes to the consolidated financial statements).

Segment operating profit, a measure of segment profitability, includes interest income earned on working capital of each segment and the allocation of the financial costs of carrying operating working capital, including an allocated portion of the foreign exchange gains and losses and of interest expense relating to debt financing working, including readily marketable inventories, capital, which is consistent with how management views the results for operational purposes.

A reconciliation of income from continuing operations before income tax to total consolidated segment operating profit follows:

	Year Ended December 31,
(US$ in millions)	2006	2005	2004
Income from operations before income tax	$522	$488	$891
Unallocated (income) expense—net (1)	(79)	(32)	(41)
Segment operating profit	$443	$456	$850

(1)          Unallocated (income) expense—net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge’s operating segments.

Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2006	2005	2004
Agricultural commodities products	$19,106	$17,459	$17,977
Fertilizer products	2,602	2,674	2,581
Edible oil products	3,601	3,385	3,872
Wheat milling products	657	564	479
Corn milling products	308	295	325
Total	$26,274	$24,377	$25,234

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.   Operating Segments and Geographic Areas (Continued)

Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2006	2005	2004
Net sales to external customers:
Europe	$8,914	$8,904	$8,777
United States	6,331	6,076	6,783
Brazil	5,603	5,096	5,005
Asia	3,898	2,956	3,225
Canada	1,011	957	1,160
Argentina	491	362	262
Rest of world	26	26	22
Total	$26,274	$24,377	$25,234

	December 31,
(US$ in millions)	2006	2005	2004
Long-lived assets (1):
Brazil	$2,319	$2,035	$1,759
United States	930	963	1,021
Europe	824	505	410
Argentina	146	137	113
Rest of world	211	153	120
Total	$4,430	$3,793	$3,423

(1)          Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.   Quarterly Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year End
	(US$ in millions, except per share data)
2006
Volumes (in millions of metric tons)	30	25	31	29	115
Net sales (1)	$5,625	$6,001	$6,965	$7,683	$26,274
Gross profit (2)	284	288	485	514	1,571
Income from operations	58	30	169	264	521
Net income (3)	58	30	169	264	521
Earnings per common share—basic (4)
Income from operations	$.49	$.25	$1.41	$2.17	$4.32
Net income per share	$.49	$.25	$1.41	$2.17	$4.32
Earnings per common share—diluted (4)(5)
Income from operations	$.48	$.25	$1.40	$2.12	$4.28
Net income per share	$.48	$.25	$1.40	$2.12	$4.28

Weighted-average number of shares outstanding—basic	119,231,404	119,532,368	119,678,573	119,815,692	119,566,423
Weighted-average number of shares outstanding—diluted	120,596,824	120,731,717	120,804,750	124,409,362	120,849,357
Market price:
High	$60.29	$61.16	$58.65	$73.17
Low	$50.02	$48.23	$49.99	$57.85
2005
Volumes (in millions of metric tons)	26	32	30	29	117
Net sales (1)	$5,480	$5,896	$6,248	$6,753	$24,377
Gross profit (2)	385	427	407	352	1,571
Income from operations	98	113	170	149	530
Net income	$98	$113	$170	$149	$530
Earnings per common share—basic (4)
Income from operations	$.88	$1.02	$1.53	$1.29	$4.73
Net income per share	$.88	$1.02	$1.53	$1.29	$4.73
Earnings per common share—diluted (4)(5)
Income from operations	$.82	$.94	$1.41	$1.25	$4.43
Net income per share	$.82	$.94	$1.41	$1.25	$4.43

Weighted-average number of shares outstanding—basic	110,752,441	110,986,481	111,361,292	115,384,311	112,131,739
Weighted-average number of shares outstanding—diluted	120,638,146	120,893,138	120,982,588	120,773,361	120,853,928
Market price:
High	$57.75	$65.10	$67.31	$57.01
Low	$50.84	$48.99	$51.95	$48.30

(1)             Bunge corrected its classification of interest income on secured advances to suppliers by reclassifying amounts from cost of goods sold to net sales for the periods presented. The effect of this reclassification increased cost of goods sold and net sales by $24 million, $21 million, $17 million and $16 million in the first, second, third and fourth quarters, respectively, for the year ended December 31, 2006 and $28 million, $25 million, $22 million and $27 million in the first, second, third and fourth quarters, respectively, for the year ended December 31, 2005. This reclassification does not affect gross profit or net income.

(2)             In the first quarter of 2006, Bunge recorded in cost of goods sold in its consolidated statement of income pretax asset impairment charges of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and bottling facilities in Brazil, and restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. In the fourth quarter of 2005, Bunge recorded in cost of goods sold in its consolidated statement of income a pretax asset impairment charge of

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.   Quarterly Financial Information (Unaudited) (Continued)

$35 million in its agribusiness segment related to two oilseed processing plants in Brazil and an oilseed processing plant in India. In the fourth quarter of 2005, Bunge also recorded restructuring charges in Brazil and Europe of $10 million in its agribusiness segment, $2 million in its edible oil products segment and $2 million in its fertilizer. (See Note 8 of the notes to the consolidated financial statements).

(3)             In the first quarter of 2006, Bunge adopted SFAS No. 123R and began recording stock option compensation expense based on the fair value. Prior to the adoption of SFAS No. 123R, Bunge accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board APB 25, and FIN 28 with pro forma disclosure in accordance with the provisions of SFAS No. 123. (See Note 22 of the notes to the consolidated financial statements).

(4)             Earnings per share for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2006 and 2005 does not equal the total computed for the year.

(5)             Diluted earnings per share include common shares that would have been issuable upon the conversion of convertible preference shares and related dividend expense, for 2006, and the convertible notes and related interest expense, for 2005, in the calculation of diluted earnings per share for the period presented. The weighted-average common shares outstanding-diluted for the fourth quarter of 2006 includes the dilutive effect of 3,310,388 weighted-average common shares that would be obtainable upon conversion of Bunge’s convertible preference shares and the weighted-average common shares outstanding-diluted for the fourth quarter of 2005 includes the dilutive effect of 3,737,167 of weighted-average common shares that were issuable upon conversion of the convertible notes through November 22, 2005, the date of redemption. (See Notes 15 and 21 of the notes to the consolidated financial statements).

26.   Subsequent Events

On February 28, 2007, Bunge paid a regular quarterly cash dividend of $0.16 per common share to shareholders of record on February 14, 2007. On March 1, 2007, Bunge also paid a cash dividend of $1.36771 per share on its 4.875% cumulative convertible perpetual preference shares to shareholders of record on February 15, 2007, which reflects the period from November 20, 2006 to February 28, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

We have audited the consolidated financial statements of Bunge Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007 (which reports express an unqualified opinion and include an explanatory paragraph relating to the adoptions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006 and Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, on January 1, 2006); such consolidated financial statements and reports are included elsewhere in this Form 10 K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 8. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2007

E-1

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US dollars in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$100	49	8	(a)	(24	)(b)	$133
Allowance for secured advances to suppliers	$31	9	3	(a)	—		$43
Income tax valuation allowance	$107	60	10	(a)	—		$177
FOR THE YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$133	55	8	(a)	(16	)(b)	$180
Allowance for secured advances to suppliers	$43	(15)	4	(a)	—		$32
Income tax valuation allowance	$177	(79)	—		(2	)(c)	$96
FOR THE YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$180	35	15	(a)	(6	)(b)	$224
Allowance for secured advances to suppliers	$32	5	3	(a)	—		$40
Income tax valuation allowance	$96	6	11		(73	)(d)	$40

(a)           Foreign exchange translation adjustments for all periods presented.

(b)          Write-off of uncollectible accounts.

(c)           Write-off of net operating loss carryforwards.

(d)          Reversal income tax valuation allowance due primarily to a favorable settlement of tax audits in Europe.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 1, 2007	By	/s/ WILLIAM M. WELLS
Name: William M. Wells
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALBERTO WEISSER	Chief Executive Officer and Chairman of	March 1, 2007
Alberto Weisser	the Board of Directors
/s/ WILLIAM M. WELLS	Chief Financial Officer	March 1, 2007
William M. Wells
/s/ T.K. CHOPRA	Controller	March 1, 2007
T.K. Chopra
/s/ JORGE BORN, JR.	Deputy Chairman and Director	March 1, 2007
Jorge Born, Jr.
/s/ ERNEST G. BACHRACH	Director	March 1, 2007
Ernest G. Bachrach
/s/ ENRIQUE H. BOILINI	Director	March 1, 2007
Enrique H. Boilini
/s/ MICHAEL H. BULKIN	Director	March 1, 2007
Michael H. Bulkin
/s/ OCTAVIO CARABALLO	Director	March 1, 2007
Octavio Caraballo
/s/ FRANCIS COPPINGER	Director	March 1, 2007
Francis Coppinger

S-1

Signature	Title	Date
/s/ BERNARD DE LA TOUR D’AUVERGNE LAURAGUAIS	Director	March 1, 2007
Bernard de La Tour d’Auvergne Lauraguais
/s/ WILLIAM ENGELS	Director	March 1, 2007
William Engels
/s/ PAUL H. HATFIELD	Director	March 1, 2007
Paul H. Hatfield
/s/ L. PATRICK LUPO	Director	March 1, 2007
L. Patrick Lupo
/s/ LARRY G. PILLARD	Director	March 1, 2007
Larry G. Pillard

S-2