Form 10-Q
period 2007-03-31
Bunge LTD
filed 2007-05-10
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

        As of May 3, 2007 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 120,725,748

BUNGE LIMITED

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$8,189	$5,625
Cost of goods sold	(7,889)	(5,341)

Gross profit	300	284
Selling, general and administrative expenses	(265)	(227)
Interest income	31	28
Interest expense	(70)	(61)
Foreign exchange gains	29	43
Other income (expense)-net	2	1

Income from operations before income tax	27	68
Income tax expense	(6)	(11)

Income from operations after tax	21	57
Minority interest	(12)	(11)
Equity in earnings of affiliates	5	12

Net income	$14	$58
Convertible preference share dividends	(8)	—

Net income available to common shareholders	$6	$58

Earnings per common share – basic (Note 13)	$0.05	$0.49

Earnings per common share – diluted (Note 13)	$0.05	$0.48

Dividends per common share	$0.16	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$485	$365
Trade accounts receivable (less allowance of $238 and $224)	2,173	1,879
Inventories (Note 3)	3,910	3,684
Deferred income taxes	136	149
Other current assets (Note 4)	2,415	2,316

Total current assets	9,119	8,393
Property, plant and equipment, net	3,544	3,446
Goodwill (Note 5)	238	236
Other intangible assets	101	99
Investments in affiliates	635	649
Deferred income taxes	818	714
Other non-current assets	931	810

Total assets	$15,386	$14,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$398	$454
Current portion of long-term debt	132	156
Trade accounts payable	2,609	2,328
Deferred income taxes	54	54
Other current liabilities (Note 6)	1,626	1,523

Total current liabilities	4,819	4,515
Long-term debt	3,373	2,874
Deferred income taxes	188	180
Other non-current liabilities	794	700
Commitments and contingencies (Note 11)
Minority interest in subsidiaries	437	410
Shareholders' equity:
Convertible preference shares, par value $.01; authorized, issued and outstanding: 2007 and 2006 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 240,000,000 shares; issued and outstanding: 2007 – 120,703,695 shares, 2006 – 119,955,645	1	1
Additional paid-in capital	2,726	2,690
Retained earnings	2,292	2,350
Accumulated other comprehensive income (loss)	66	(63)

Total shareholders' equity	5,775	5,668

Total liabilities and shareholders' equity	$15,386	$14,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$14	$58
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(34)	(42)
Impairment of assets	—	20
Bad debt expense	5	14
Depreciation, depletion and amortization	86	78
Stock-based compensation expense	12	8
Decrease in allowance for recoverable taxes	—	(6)
Deferred income taxes	(47)	(32)
Minority interest	12	11
Equity in earnings of affiliates	(5)	(12)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(240)	144
Inventories	(151)	135
Prepaid commodity purchase contracts	(8)	(22)
Secured advances to suppliers	76	50
Trade accounts payable	216	(213)
Advances on sales	(37)	(49)
Unrealized loss (gain) on derivative contracts	36	(98)
Accrued liabilities	(42)	(36)
Other – net	(75)	(62)

Net cash used for operating activities	(182)	(54)

INVESTING ACTIVITIES
Payments made for capital expenditures	(84)	(70)
Investments in affiliates	(3)	(33)
Business acquisitions (net of cash acquired)	(2)	—
Related party (loans) repayments	(7)	1
Proceeds from disposal of property, plant and equipment	12	—
Return of capital from affiliate	—	6

Net cash used for investing activities	(84)	(96)

FINANCING ACTIVITIES
Net change in short-term debt	(72)	145
Proceeds from long-term debt	910	16
Repayment of long-term debt	(440)	(66)
Proceeds from sale of common shares	16	2
Dividends paid to common shareholders	(19)	(18)
Dividends paid to convertible preference shareholders	(9)	—
Dividends paid to minority interest	(6)	(17)

Net cash provided by financing activities	380	62
Effect of exchange rate changes on cash and cash equivalents	6	14

Net increase (decrease) in cash and cash equivalents	120	(74)
Cash and cash equivalents, beginning of period	365	354

Cash and cash equivalents, end of period	$485	$280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from Bunge's audited financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Bunge's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

        Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements and (3) elects to apply the provisions of FASB SFAS No. 157, Fair Value Measurements. Bunge is evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.     INVENTORIES

        Inventories consist of the following:

(US$ in millions)	March 31, 2007	December 31, 2006
Agribusiness—Readily marketable inventories at market value (1)	$2,445	$2,336
Fertilizer	480	352
Edible oils	320	253
Milling	130	131
Other (2)	535	612

Total	$3,910	$3,684

(1)
Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.     OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	March 31, 2007	December 31, 2006
Prepaid commodity purchase contracts	$204	$189
Secured advances to suppliers	359	419
Unrealized gain on derivative contracts	929	782
Recoverable taxes	274	296
Marketable securities	2	3
Other	647	627

Total	$2,415	$2,316

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.     GOODWILL

        At March 31, 2007, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2006	$210	$18	$8	$236
Acquired goodwill (1)	9	(9)	—	—
Foreign exchange translation	9	(2)	—	7
Tax benefit on goodwill amortization (2)	(5)	—	—	(5)

Balance, March 31, 2007	$223	$7	$8	$238

(1)
In the three months ended March 31, 2007, as a result of certain product line reclassifications, Bunge reclassified goodwill from its edible oil products segment to its agribusiness segment (see Note 15 of the notes to the condensed consolidated financial statements).

(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.     OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	March 31, 2007	December 31, 2006
Accrued liabilities	$644	$630
Unrealized loss on derivative contracts	828	665
Advances on sales	141	178
Other	13	50

Total	$1,626	$1,523

7.     LONG-TERM DEBT

        In March 2007, Bunge completed the sale of $250 million aggregate principal amount of unsecured senior notes bearing interest at 5.90% per year that mature in April 2017 (senior notes due 2017). The senior notes due 2017 were issued by Bunge's indirect 100%-owned finance subsidiary, Bunge N.A. Finance L.P., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes due 2017 is payable semi-annually in arrears in April and October of each year, commencing in October 2007. Bunge used the net proceeds of this offering, of approximately $247 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS

        Interest rate derivatives—The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of March 31, 2007, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable interest amounts to be paid or received on the interest rate swaps is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        In March 2007, Bunge entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 for the purpose of managing its interest rate exposure associated with $250 million principal amount of senior notes due 2017 (see note 7 of the notes to the condensed consolidated financial statements). Under the terms of the interest rate swap agreements, Bunge will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2007:

	Maturity					Fair Value Loss
(US$ in millions)	2008	2014	2015	2017	Total	March 31, 2007
Receive fixed/pay variable notional amount	$500	$500	$400	$250	$1,650	$(39)
Weighted average variable rate payable (1)	5.90%	6.10%	5.66%	6.14%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%	5.90%

(1)	Interest is payable in arrears based on six-month LIBOR plus a spread.

        Bunge recognized approximately $4 million of interest expense in the condensed consolidated statements of income for both the three months ended March 31, 2007 and 2006, relating to its outstanding interest rate swap agreements.

        Foreign exchange derivatives—Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk Bunge has entered into forward, purchase and zero cost collar contracts that it has designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss) until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales in the consolidated statement of income for the three months ended March 31, 2007. As of March 31, 2007, approximately $220 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2007. At March 31, 2007, the fair value of contracts

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS (continued)

expected to settle within the next 12 months, which is recorded in other current assets, approximated $10 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and was approximately $4 million, net of income taxes, as of March 31, 2007. The change in the fair value is reclassified into earnings when the anticipated sales occur with approximately $4 million, net of tax, expected to be reclassified to earnings in 2007. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

        Bunge uses net investment hedges to offset the translation adjustments arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss), a separate component of shareholders' equity. At March 31, 2007, Bunge had outstanding cross currency swaps with a notional value of $306 million to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. These swaps have maturity dates in 2007 and 2008. At March 31, 2007, the fair value of these currency swaps was a loss of $18 million, of which $10 million is recorded in other current liabilities and $8 million in other non-current liabilities in the consolidated balance sheet, and a loss of $20 million on the net investment hedge is included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss).

        Ocean freight derivatives—In the three months ended March 31, 2007, Bunge recognized gains of $66 million on the firm commitments to purchase time on ocean freight vessels and losses of $66 million on ocean freight derivative contracts in cost of goods sold in its consolidated statement of income. There was no material gain or loss recognized in Bunge's consolidated statement of income for the three months ended March 31, 2007 due to hedge ineffectiveness.

9.    RELATED PARTY TRANSACTIONS

        Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $136 million and $70 million for the three months ended March 31, 2007 and 2006, respectively. Bunge also sold soybean commodity products and other commodity products to its North American and certain European joint ventures, which totaled $35 million and $32 million for the three months ended March 31, 2007 and 2006, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended March 31,
(US$ in millions)
	2007	2006
Service cost	$3	$3
Interest cost	5	5
Expected return on plan assets	(5)	(5)
Recognized net loss	1	1

Net periodic benefit cost	$4	$4

        The net periodic benefit cost for the postretirement healthcare benefit plans was not significant in the three months ended March 31, 2007 and 2006.

        During the three months ended March 31, 2007 and 2006, Bunge made contributions to its defined benefit pension plans totaling approximately $3 million and $1 million, respectively. Bunge made contributions to its postretirement healthcare benefit plans totaling approximately $1 million in the three months ended March 31, 2007 and nominal contributions in the three months ended March 31, 2006.

11.    COMMITMENTS AND CONTINGENCIES

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at March 31, 2007 and December 31, 2006 are the following accrued liabilities:

(US$ in millions)	March 31, 2007	December 31, 2006
Tax claims	$126	$130
Labor claims	117	112
Civil and other claims	95	89

Total	$338	$331

        Tax Claims—The tax claims relate principally to non-income tax claims against Bunge's Brazilian subsidiaries, including primarily value-added tax claims (ICMS, IPI, PIS and COFINS, of which PIS and COFINS are used by the Brazilian government to fund social contribution programs). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    COMMITMENTS AND CONTINGENCIES (continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$57
Unconsolidated affiliates financing (2)	18
Customer financing (3)	239

Total	$314

(1)	Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $57 million at March 31, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)	Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts it may be required to pay under this guarantee.

(3)	Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At March 31, 2007, $139 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at March 31, 2007.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At March 31, 2007, debt with a carrying amount of $3,286 million, related to these guarantees, is included in the condensed consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    COMPREHENSIVE INCOME (LOSS)

        The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(US$ in millions)
	2007	2006
Net income	$14	$58
Other comprehensive income:
Foreign exchange translation adjustment, net of tax expense $0 (2007), $0 (2006)	125	211
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax expense of $3 (2007)	8	—
Unrealized gain on securities, net of tax expense of $1 (2007) and $1 (2006)	3	3
Reclassification of realized gains to net income, net of tax of $4 (2007)	(7)	—

Total comprehensive income	$143	$272

13.    EARNINGS PER COMMON SHARE

        Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible securities during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share, except that the weighted-average number of common shares outstanding is increased to include additional common shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities, if dilutive. The number of additional common shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities using the if-converted method. Under this method, the convertible securities are assumed to be converted and the related dividends are added back to earnings, if dilutive.

        In November 2006, Bunge sold 6,900,000 cumulative convertible perpetual preference shares (convertible preference shares) in a public offering. Each convertible preference share has an initial liquidation preference of $100 per convertible preference share and each is convertible, at any time at the holder's option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares in the aggregate), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to specified adjustments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    EARNINGS PER COMMON SHARE (continued)

        The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(US$ in millions, except for share data)
	2007	2006
Net income—basic	$14	$58
Convertible preference share dividends	(8)	—

Net income available to common shareholders	$6	$58

Weighted average number of common shares outstanding:
Basic	120,213,777	119,231,404
Effect of dilutive shares:
- Stock options and awards	1,417,229	1,365,420

Diluted (1)	121,631,006	120,596,824

Earnings per common share:
Basic	$0.05	$0.49

Diluted	$0.05	$0.48

(1)
The weighted-average number of common shares outstanding for the three months ended March 31, 2007 excludes 7,483,740 weighted-average common shares that would be issuable upon conversion of the convertible preference shares as the effect of the conversion would not have been dilutive. In addition, approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three months ended March 31, 2007 and 2006.

14.    INCOME TAXES

        On January 1, 2007, Bunge adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, Bunge recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. Bunge had recorded tax liabilities of $155 million in its consolidated balance sheet at January 1, 2007, related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of the unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's annual effective income tax rate. Bunge recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    INCOME TAXES (continued)

        Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of Bunge's foreign subsidiaries. Bunge has requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expects to receive this ruling within the next 12 months. If the ruling is favorable, Bunge's liability related to this unrecognized tax benefit will be reversed.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and foreign jurisdictions. The table below shows the tax years for which Bunge is subject to income tax examinations by tax authorities.

Open Tax Years
North America	1998 – 2006
South America	1999 – 2006
Europe (excluding Austria and Netherlands)	2000 – 2006
Austria	1991 – 2005
Netherlands	1994 – 2006
Asia	2001 – 2006

15.    SEGMENT INFORMATION

        During the three months ended March 31, 2007, Bunge reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the three months ended March 31, 2006 have been reclassified to conform to the current period presentation.

        Bunge has four reporting segments—agribusiness, fertilizer, edible oil products and milling products—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Bunge evaluates segment performance based on segment operating profit.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge's consolidated totals, which consists primarily of corporate items not allocated to the operating segments and intersegment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as "Intersegment revenues."

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
Three Months Ended March 31, 2007
Net sales to external customers	$6,190	$613	$1,125	$261	$—	$8,189
Intersegment revenues	821	—	30	1	(852)	—
Gross profit	110	80	77	33	—	300
Foreign exchange gains (losses)	6	26	1	(2)	(2)	29
Interest income	7	14	1	1	8	31
Interest expense	(54)	(7)	(8)	(1)	—	(70)
Segment operating profit (loss)	(66)	65	7	13	—	19
Depreciation, depletion and amortization	$(33)	$(35)	$(14)	$(4)	$—	$(86)
Three Months Ended March 31, 2006
Net sales to external customers	$4,212	$420	$760	$233	$—	$5,625
Intersegment revenues	476	—	18	5	(499)	—
Gross profit	138	50	64	32	—	284
Foreign exchange gains	1	33	1	—	8	43
Interest income	7	16	—	—	5	28
Interest expense	(39)	(14)	(6)	(2)	—	(61)
Segment operating profit	1	31	7	15	—	54
Depreciation, depletion and amortization	$(31)	$(31)	$(12)	$(4)	$—	$(78)

        A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended March 31,
(US$ in millions)
	2007	2006
Income from operations before income tax	$27	$68
Unallocated (income) expense – net (1)	(8)	(14)

Total segment operating profit	$19	$54

(1)	Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

Cautionary Statement Regarding Forward-Looking Statements

        This report contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. The following important factors, among others, could affect our business and financial performance: governmental policies and laws affecting our business, including agricultural and trade policies, as well as biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; availability and demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the oilseed processing industry, commodities market conditions, unpredictability of the weather and the impact of crop and animal disease on our business; agricultural, economic, political, social, and health conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

        The forward-looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

        You should refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and "Part II—Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2007 Overview

        Typically, the first quarter of the year is the weakest for our agribusiness operations as the North American harvest is completed and the South American harvest is just beginning, which generally results in oilseed processing activity being at its lowest levels of the year. Agribusiness results in the first quarter of 2007 were lower than normal and lower than the first quarter of 2006 primarily as a result of unrealized mark-to-market losses on our commodity inventories and forward purchase contracts, largely in South America, as well as higher selling, general and administrative expenses (SG&A) and higher interest expense.

        The unrealized mark-to-market losses in the first quarter of 2007, which totaled approximately $85 million, resulted from a widening of the spread between cash and futures prices for agricultural commodities, in particular soybeans, soybean oil and corn. These price changes impacted the large physical inventory stocks at our facilities and our forward purchase contracts for crops that will be delivered later in the year. Agricultural commodity futures prices were driven to high levels during the first quarter of 2007 as a result of anticipated demand for biofuels and investment from non-commercial market participants. In addition, while customer demand for our products was strong, it was mostly in the form of spot market purchases rather than forward purchases due to high commodity prices and ocean freight costs. As a result, customer purchases did not provide the expected levels of offset to our high inventory stocks and forward commodity purchase contracts.

        The financial risk involved with changing prices exists throughout the origination, processing, distribution and sale of our agricultural commodity products. We reduce risks through the initiation of futures positions that are intended to represent a temporary substitute for the sale or purchase of the physical commodity. While there is a high degree of correlation between changes in exchange traded futures prices and changes in cash prices in most areas in which we operate, there is no market mechanism that provides a complete hedge of our exposure to changes in cash market prices in those various areas of the world. Changes in the market values of our merchandisable agricultural commodity inventories are recognized in earnings as a component of cost of goods sold. In addition, changes in the market values of our exchange traded futures and options contracts, forward purchase contracts with suppliers and forward sales contracts with customers are also recognized in earnings as a component of cost of goods sold.

        Our fertilizer segment results for the first quarter of 2007 were higher than last year. Typically, the first half of the year is the weakest period for our fertilizer business as a result of the South American agricultural growing cycle. However, strong demand for fertilizer, primarily for a Brazilian winter corn crop that was significantly larger than in 2006, resulted in higher volumes. In addition, higher international fertilizer raw material prices favorably impacted margins and lower SG&A costs, resulting from cost reduction initiatives, contributed to a stronger first quarter for our fertilizer segment. We expect that the total Brazilian retail fertilizer market will grow by 9% compared to 2006.

        Operating profit was flat in our edible oil products segment. Higher volumes and margins in Brazil were largely offset by weaker margins in Europe and North America. Segment profitability was negatively impacted by higher raw material costs, principally crude vegetable oil, which could not be fully passed on to the customer. In addition, increased personnel costs related to the growth of our businesses in Asia and Eastern Europe and the impact of foreign currency translation increased SG&A costs.

        Milling products segment operating profit decreased despite increases in average selling prices primarily due to lower sales volumes and increases in SG&A. Wheat milling products benefited from strong margins, but volume and margin declines in corn milling products partially offset wheat milling profitability.

Segment Results

        In the first quarter of 2007, we reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts in our segment results for the three months ended March 31, 2006 have been reclassified to conform to the current period presentation.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)
	2007	2006	Change
Volumes (in thousands of metric tons):
Agribusiness	25,991	21,252	22%
Fertilizer	2,451	1,718	43%
Edible oil products	1,266	1,005	26%
Milling products	905	950	(5)%

Total	30,613	24,925	23%

Net sales:
Agribusiness	$6,190	$4,212	47%
Fertilizer	613	420	46%
Edible oil products	1,125	760	48%
Milling products	261	233	12%

Total	$8,189	$5,625	46%

Cost of goods sold:
Agribusiness	$(6,080)	$(4,074)	49%
Fertilizer	(533)	(370)	44%
Edible oil products	(1,048)	(696)	51%
Milling products	(228)	(201)	13%

Total	$(7,889)	$(5,341)	48%

Gross profit:
Agribusiness	$110	$138	(20)%
Fertilizer	80	50	60%
Edible oil products	77	64	20%
Milling products	33	32	3%

Total	$300	$284	6%

Selling, general and administrative expenses:
Agribusiness	$(135)	$(106)	27%
Fertilizer	(48)	(54)	(11)%
Edible oil products	(64)	(52)	23%
Milling products	(18)	(15)	20%

Total	$(265)	$(227)	17%

Foreign exchange gains (losses):
Agribusiness	$6	$1
Fertilizer	26	33
Edible oil products	1	1
Milling products	(2)	—

Total	$31	$35

Interest income:
Agribusiness	$7	$7	—%
Fertilizer	14	16	(13)%
Edible oil products	1	—	100%
Milling products	1	—	100%

Total	$23	$23	—%

Interest expense:
Agribusiness	$(54)	$(39)	38%
Fertilizer	(7)	(14)	(50)%
Edible oil products	(8)	(6)	33%
Milling products	(1)	(2)	(50)%

Total	$(70)	$(61)	15%

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)
	2007	2006	Change
Segment operating profit (loss):
Agribusiness	$(66)	$1
Fertilizer	65	31	110%
Edible oil products	7	7	—%
Milling products	13	15	(13)%

Total (1)	$19	$54	(65)%

Depreciation, depletion and amortization:
Agribusiness	$33	$31	6%
Fertilizer	35	31	13%
Edible oil products	14	12	17%
Milling products	4	4	—%

Total	$86	$78	10%

Net income	$14	$58	(76)%

(1)
Total segment operating profit is our consolidated income from operations before income tax that includes interest income of each segment and an allocated portion of the foreign exchange gains and losses and of interest expense relating to debt financing operating working capital, including readily marketable inventories.

  Total segment operating profit is a non-U.S. GAAP measure and is not intended to replace income from operations before income tax, the most directly comparable U.S. GAAP financial measure. Total segment operating profit is a key performance measurement used by our management to evaluate whether our operating activities cover the financing costs of our business. We believe total segment operating profit is a more complete measure of our operating profitability, since it allocates foreign exchange gains and losses, relating to our cost of debt financing working capital, to the appropriate operating segments. Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to income from operations before income tax or any other measure of consolidated operating results under U.S. GAAP.

        Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended March 31,
(US$ in millions)
	2007	2006
Income from operations before income tax	$27	$68
Unallocated expenses — net (1)	(8)	(14)

Total segment operating profit	$19	$54

(1)	Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 47% due to higher average selling prices for agricultural commodity products and a 22% increase in volumes. Selling prices for commodity products increased as commodity futures prices rose, influenced by supply concerns related to the projected growth in demand from the biofuels sector, which uses corn and vegetable oils to produce ethanol and biodiesel. Grain origination volumes increased primarily in Brazil as higher agricultural commodity prices stimulated farmer selling.

        Cost of goods sold increased 49%, primarily as a result of the unrealized mark-to-market losses on commodity inventories and forward purchase contracts in South America of approximately $85 million. Higher raw material costs and increased volumes also contributed to the overall increase. Gross profit declined by 20% as unrealized mark-to-market losses on our commodity inventories and forward purchase contracts in South America more than offset higher volumes and margins on our sales during the quarter.

        SG&A increased 27% with higher personnel costs to support growth in new product lines such as sugar, and the impact of the stronger Brazilian real on local currency expenses when translated into U.S. dollars.

        Interest expense increased 38% as a result of higher average borrowings to support increased working capital requirements caused by higher commodity prices and increased farmer selling.

        Segment operating profit decreased $67 million primarily due to the unrealized mark-to-market losses and higher SG&A and interest expenses. First quarter 2006 results included $18 million of impairment charges related to the closure of three oilseed processing plants in Brazil and $2 million of cash restructuring charges.

        Fertilizer Segment.    Fertilizer segment net sales increased 46% driven primarily by a 43% increase in volumes and, to a lesser extent, by high international fertilizer prices, as domestic products in Brazil are priced to import parity. Increases in corn ethanol production in the United States and prospects for ethanol demand growth pushed international prices for corn higher, which provided Brazilian farmers a strong incentive to increase plantings of winter corn, which in turn increased the related fertilizer demand. In addition, some farmers began to purchase fertilizer in advance of soybean and wheat plantings in anticipation of further fertilizer price increases. Sales of raw material products were also robust in response to the demand from fertilizer producers.

        Cost of goods sold increased 44% primarily as a result of the increase in sales volumes and higher costs primarily due to the impact of a stronger Brazilian real on local currency expenses translated into U.S. dollars compared to the first quarter of 2006.

        Gross profit increased 60% primarily due to the increase in net sales. Gross profit also benefited from increased selling prices relative to the cost at which raw material inputs were previously acquired.

        SG&A decreased 11% as a result of a reduction in bad debt expense compared to the first quarter of 2006 and lower expenses resulting from workforce reductions made in 2006. Partially offsetting these decreases were the impact of the stronger Brazilian real on local currency expenses translated into U.S. dollars. Results for the first quarter of 2006 included a $2 million cash restructuring charge related to workforce reduction.

        Segment operating profit increased 110% as a result of the increase in gross profit and reduction in SG&A. First quarter 2006 was particularly weak with sluggish volumes, increases in raw material costs and higher operating expenses.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 48% as a result of higher average selling prices and a 26% increase in volumes. While volume increases occurred in most regions, our European operations experienced lower volumes and weaker margins. These effects were offset in part by the consolidation of an acquisition in Poland, which was previously accounted for under the equity method. Higher average selling prices were primarily the result of higher raw material crude vegetable oil prices, principally crude softseed and soybean oils.

        Cost of goods sold increased 51% due to the increase in volumes and raw material costs. Gross profit increased 20% primarily due to the increase in volumes, partially offset by lower average gross profit margins as raw material prices increased at a faster pace than selling prices in highly competitive market conditions. In addition, the incremental increase in volumes in the first quarter of 2007 compared to the same period last year primarily related to lower margin products. Included in the first quarter of 2006 were $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations.

        SG&A increased 23% primarily due to higher selling and marketing expenses associated with increased personnel costs related to the growth of our businesses in Asia and Eastern Europe, the consolidation of an acquisition in Poland and the effects of a stronger Brazilian real on local currency expenses translated into U.S. dollars.

        Segment operating profit was flat as improved gross profit was offset by higher SG&A.

        Milling Products Segment.    Milling products segment net sales increased 12% with higher average selling prices for corn and wheat milling products partially offset by a 5% decline in volumes. Increases in wheat and corn prices were the primary contributors to the higher overall average selling prices. These higher prices depressed customer demand resulting in the decline in volumes, primarily for corn milling products.

        Cost of goods sold increased 13% with the high prices of wheat and corn. Good margins in wheat milling were largely offset by margin declines in corn milling. Wheat prices increased in Brazil due to a shortage of supplies, while corn prices in the United States rose due to increased current and anticipated demand from ethanol producers. Gross profit increased 3% primarily due to higher average selling prices. SG&A increased 20% primarily due to increases in selling expenses and the effects of a stronger Brazilian real.

        Segment operating profit decreased 13% as a result of increases in SG&A that were not offset by margin improvements.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$31	$28	11%
Interest expense	(70)	(61)	15%
Foreign exchange gains	29	43

        Interest income increased 11% primarily due to higher average levels of interest bearing accounts. Interest expense increased 15% primarily due to higher average borrowings resulting from increased working capital. Foreign exchange gains, which helped offset currency effects on margins in the first quarter of 2007, resulted primarily from the 4% appreciation of the Brazilian real, when compared to the U.S. dollar, at March 31, 2007 versus December 31, 2006 on the net U.S. dollar-denominated monetary liability position of our Brazilian subsidiaries. The Brazilian real appreciated 8% against the U.S. dollar, at March 31, 2006 versus December 31, 2005, resulting in exchange gains in the first quarter of 2006.

        Income Tax Expense.    The effective tax rate for the first quarter of 2007 was 22% compared to 16% in the same period in 2006. The increase in the effective tax rate was primarily due to increases in earnings in higher tax jurisdictions.

        Minority Interest.    Minority interest increased $1 million to $12 million in the first quarter of 2007 from $11 million in the first quarter of 2006 primarily due to higher earnings from non-wholly owned subsidiaries.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased $7 million to $5 million in the first quarter of 2007 from $12 million in 2006 with lower earnings from Solae and our European biodiesel joint ventures. The decrease in earnings from Solae related largely to Solae's recording of income tax valuation allowances against certain foreign deferred tax assets. Biodiesel margins during the first quarter of 2007 declined compared to the same period last year, which resulted in reduced earnings from our European biodiesel joint ventures.

        Net Income.    Net income decreased $44 million to $14 million in the first quarter of 2007 from $58 million in the first quarter of 2006. Net income for the first quarter of 2006 includes impairment and restructuring charges of $16 million, net of tax.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.89 and 1.86 at March 31, 2007 and December 31, 2006, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $485 million at March 31, 2007 and $365 million at December 31, 2006.

        Included in our inventories were readily marketable inventories of $2,445 million at March 31, 2007 and $2,336 million at December 31, 2006. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms of up to 180 days. The actual due dates are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer's crop, as the farmer's cash flow is seasonal and is typically generated after the crop is harvested. The payment terms for these accounts receivable are often renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

        Brazilian farm economics in recent years has been adversely affected by volatility in soybean prices, poor crop quality and yields in certain regions and a steadily appreciating Brazilian real. Certain Brazilian farmers responded to these conditions by delaying payment on outstanding amounts owed to farm input suppliers, which has resulted in an increase in the number of our delinquent fertilizer segment accounts receivable. In addition, certain farmers have increased their accounts receivable balances with us in order to acquire additional fertilizer products. As a result, we have increased our allowance for doubtful accounts in the fertilizer segment since December 31, 2006. Below is a table of our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions)	March 31, 2007	December 31, 2006
Trade accounts receivable	$764	$746

Allowance for doubtful accounts	$153	$144

Allowance for doubtful accounts as a percentage of trade accounts receivable	20%	19%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality for specific accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon significant changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and we have increased our collateral requirements for certain customers.

        Secured Advances to Farmers and Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At March 31, 2007, we had $864 million in outstanding prepaid commodity purchase contracts and secured advances to farmers in Brazil compared to $866 million at December 31, 2006. The allowance for uncollectible advances totaled $42 million at March 31, 2007 and $40 million at December 31, 2006. We closely monitor the collectibility of these advances. Against these outstanding balances owed to us, we also had $219 million and $35 million, as of March 31, 2007 and December 31, 2006, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. Interest earned on these financing arrangements amounted to $17 million for the first quarter of 2007 compared to $24 million in 2006 and is reflected in net sales in our condensed consolidated statements of income.

        Included in the outstanding balances for prepaid purchase contracts and secured advances to farmers at March 31, 2007 and December 31, 2006 were long-term secured advances to suppliers of $301 million and $258 million, respectively. We extend secured advances to suppliers on a long-term basis as Brazilian producers increase acreage used for the production of agricultural commodities. These advances are used by our suppliers to invest in the cultivation of newly converted land and other supplies needed for the production of agricultural commodities. Often these new production areas will take two to three years to reach normal yields. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. This program is intended to enhance the future supply of agricultural commodities from the increased acreage.

        Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $58 million and $54 million at March 31, 2007 and December 31, 2006, respectively, mainly due to crop failures. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $123 million and $104 million at March 31, 2007 and December 31, 2006, respectively.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow long-term and short-term debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program. Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Our short-term and long-term debt increased by $419 million at March 31, 2007 from December 31, 2006, primarily to finance higher working capital levels. The increase in working capital was mainly caused by higher prices for agricultural commodities. Generally, during periods when commodity prices are high, our operations require increased levels of working capital which results in higher debt levels.

        To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, various long-term bank facilities as well as issue senior notes. At March 31, 2007, we had approximately $2,050 million of aggregate committed borrowing capacity under our commercial paper program and long-term revolving credit facilities, all of which are with a number of lending institutions. Of this committed borrowing capacity, $1,230 million was unused and available at March 31, 2007.

        The following table indicates borrowing facilities and outstanding amounts at March 31, 2007 and December 31, 2006:

(US$ in millions)	Maturity	March 31, 2007	December 31, 2006	Total Availability
Commercial Paper	2007	$170	$90	$600
Revolving Credit Facilities (1)	2009 – 2010	650	450	1,450

Total		$820	$540	$2,050

  (1)
  Borrowings under the revolving credit facilities are classified as long-term debt, consistent with the long-term maturity of the facilities. Individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each individual borrowing matures.

        At March 31, 2007, we had $170 million outstanding under our commercial paper program. We maintain back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. These credit lines expire in June 2007 and are expected to be renewed. If we were unable to access the commercial paper market, we would use these bank credit lines, which would be at a higher cost than our commercial paper. At March 31, 2007, no amounts were outstanding under these back-up bank credit lines.

        In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions. These credit lines are negotiated as we deem necessary based on our liquidity requirements. At March 31, 2007 and December 31, 2006, $46 million and $225 million, respectively, were outstanding under such short-term credit lines, which are included in short-term debt in our condensed consolidated balance sheets.

        In March 2007, we completed the sale of $250 million aggregate principal amount of unsecured senior notes bearing interest at 5.90% per year that mature in April 2017 (senior notes due 2017). The senior notes due 2017 were issued by our indirect 100%-owned finance subsidiary, Bunge N.A. Finance L.P., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes due 2017 is payable semi-annually in arrears in April and October of each year, commencing in October 2007. We used the net proceeds of this offering, of approximately $247 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness. Also, in March 2007, we entered into certain interest rate swaps with a notional value of $250 million maturing in April 2017 for the purpose of managing our interest rate exposure associated with the senior notes due 2017. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio and a maximum debt to capitalization ratio. We were in compliance with these covenants as of March 31, 2007.

        Shareholders' Equity.    Shareholders' equity increased to $5,775 million at March 31, 2007 from $5,668 million at December 31, 2006, as a result of net income of $14 million, $31 million from the issuance of our common shares upon the exercise of employee stock options for $16 million and the issuance of restricted stock units that had vested for $15 million, $6 million related to stock-based compensation expense, and other comprehensive income of $129 million, which includes foreign exchange translation gains of $125 million. This increase was partially offset by $46 million relating to the initial adoption of FIN 48, dividends paid to common shareholders of $19 million and accrued dividends payable to preference shareholders of $8 million during the first quarter of 2007.

  Cash Flows

        In the three months ended March 31, 2007, our cash and cash equivalents balance increased $120 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $74 million decrease in our cash and cash equivalents balance in the three months ended March 31, 2006.

        Our operating activities used cash of $182 million in the three months ended March 31, 2007, compared to cash used of $54 million in the three months ended March 31, 2006. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories. The decrease in the cash flow from operating activities is primarily due to the $41 million decline in income from operations before income tax for the three months ended March 31, 2007 compared to the same period in 2006 and higher levels of working capital. The higher levels of working capital are primarily attributable to higher soybean and corn prices and increased purchases in South America.

        Cash used by investing activities was $84 million in the three months ended March 31, 2007, compared to cash used of $96 million in the three months ended March 31, 2006. Payments made for capital expenditures included investments in property, plant and equipment that totaled $84 million and consisted primarily of additions under our capital expenditure plan. The majority of capital expenditures in the three months ended March 31, 2007 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion. Proceeds from the disposal of property, plant and equipment for the three months ended March 31, 2007 included $12 million received from sale of land.

        Investments in affiliates included in cash flow from investing activities for the three months ended March 31, 2007 included $3 million of increased investments in a biofuels joint venture in North America. For the quarter ended March 31, 2006, cash flow from investing activities included primarily $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $16 million in our existing Brazilian port terminal joint ventures. Investing activities in the three months ended March 31, 2006 also included capital returns of $6 million from our Solae joint venture.

        Cash provided by financing activities was $380 million in the three months ended March 31, 2007, compared to cash provided of $62 million in the three months ended March 31, 2006. In the three months ended March 31, 2007 and 2006, we increased our borrowings by $398 million and $95 million, respectively, primarily to finance our working capital requirements. Dividends paid to our common shareholders in the three months ended March 31, 2007 were $19 million and were $18 million in the three months ended March 31, 2006. Dividends paid to our holders of our convertible preference shares, which were issued in November 2006, in the three months ended March 31, 2007 were $9 million.

  Guarantees

        We have issued or were a party to the following guarantees at March 31, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$57
Unconsolidated affiliates financing (2)	18
Customer financing (3)	239

Total	$314

(1)	Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $57 million at March 31, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(3)
We have issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At March 31, 2007, $139 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at March 31, 2007.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At March 31, 2007, debt with a carrying amount of $3,286 million, related to these guarantees, is included in the condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any of our other subsidiaries to transfer funds to Bunge Limited.

Dividends

        We paid a regular quarterly cash dividend of $0.16 per share on February 28, 2007 to common shareholders of record on February 14, 2007. In addition, we paid an initial quarterly dividend of $1.36771 per share on our cumulative convertible perpetual preference shares on March 1, 2007 to preference shareholders of record on February 15, 2007. On February 27, 2007, we announced that we will pay a regular quarterly cash dividend of $0.16 per share on May 31, 2007 to common shareholders of record on May 17, 2007, and that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2007 to preference shareholders of record on May 15, 2007.

Critical Accounting Policies

        Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies since December 31, 2006.

Recent Accounting Pronouncement Adoption

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, we recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. We have recorded tax liabilities of $155 million in our consolidated balance sheet at January 1, 2007, related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of the unrecognized tax benefits or accrued interest and penalties as of March 31, 2007. Substantially all of the unrecognized tax benefits balance, if recognized, would affect our annual effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of our foreign subsidiaries. We have requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expect to receive this ruling within the next 12 months. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

        We, through our subsidiaries, file income tax returns in the United States (federal and various states) and foreign jurisdictions. The table below shows the tax years for which we are subject to income tax examinations by tax authorities.

Open Tax Years
North America	1998 – 2006
South America	1999 – 2006
Europe (excluding Austria and Netherlands)	2000 – 2006
Austria	1991 – 2005
Netherlands	1994 – 2006
Asia	2001 – 2006

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements and (3) elects to apply the provisions of FASB SFAS No. 157, Fair Value Measurements. We are evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. As a result, credit risk arising from these contracts is not significant. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$313	$(31)	$510	$(51)
Highest short position	(85)	(9)	(322)	(32)

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

        A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of ocean freight derivatives that are qualified, designated and highly effective as fair value hedges along with gains or losses on the hedged firm commitments that are attributable to the hedged risk, are recorded in earnings. For the three months ended March 31, 2007, we recognized in cost of goods sold in our consolidated statements of income $66 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $66 million of losses on freight derivative contracts designated as fair value hedges. There was no material gain or loss recognized in the consolidated statements of income for the three months ended March 31, 2007 due to hedge ineffectiveness.

        In most cases, we are responsible for purchasing the fuel needed to power the ocean freight vessels that we charter. This fuel is referred to as "bunker fuel." We periodically use crude oil futures and over-the-counter (OTC) bunker swaps to hedge a portion of our forecasted purchases of bunker fuel. The following table summarizes our outstanding crude oil futures and OTC bunker swaps at March 31, 2007:

(US$ in millions)	Notional Value	Total Estimated Fair Value Gain March 31, 2007
Crude oil futures and OTC Bunker swaps—long position	$117	$3

        These derivatives were recognized on the consolidated balance sheet at fair value, and they have not been designated as hedges for accounting purposes. A hypothetical 10% decline in market prices applied to the fair value of the derivatives would result in a charge to costs of goods sold in the consolidated statements of income of approximately $9 million.

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with foreign currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia. We enter into derivative financial instruments, such as, forward contracts and swaps, and to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,071 million as of March 31, 2007 and December 31, 2006. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $45 million and $171 million in the three months ended March 31, 2007 and year ended December 31, 2006, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	March 31, 2007	December 31, 2006
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,318)	$(1,750)
Market risk	(232)	(175)
Agricultural commodities inventories	1,812	1,312
Net currency short position, less agricultural commodities inventories (1)	(506)	(438)
Market risk (1)	$(51)	$(44)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(204)	$(171)
Market risk	(20)	(17)
Agricultural commodities inventories	188	175
Net currency (short) long position, less agricultural commodities inventories	(16)	4
Market risk	$(2)	$—
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(270)	$(388)
Market risk	(27)	(38)
Agricultural commodities inventories	267	330
Net currency short position, less agricultural commodities inventories	(3)	(58)
Market risk	$—	$(6)

(1)
The market risk for our Brazilian operations excludes fertilizer inventories of $480 million and $352 million at March 31, 2007 and December 31, 2006, respectively, which also provide a natural hedge to our currency exposure. Including the fertilizer inventories reduces the net currency short position, less agricultural commodities inventories at March 31, 2007 and December 31, 2006 to $26 million and $86 million, respectively.

        We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in the assets, liabilities, revenues and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss), a separate component of shareholders' equity. At March 31, 2007, we have outstanding cross currency swaps with a notional value of $306 million to hedge our net investment in Brazilian assets. We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets. These swaps have maturity dates in 2007 and 2008. At March 31, 2007, the fair value of these currency swaps was a loss of $18 million, of which $10 million was recorded in other current liabilities and $8 million in other non-current liabilities, in the consolidated balance sheet and the loss on the net investment hedge included in accumulated other comprehensive income (loss) was $20 million. These hedges are excluded in the determination of our exposure.

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, we have entered into forward, purchase and zero cost collar contracts that we have designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales. As of March 31, 2007, approximately $220 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2007. At March 31, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current assets, approximated $10 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and was approximately $4 million, net of income taxes, as of March 31, 2007. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $4 million, net of tax, expected to be released to earnings in 2007. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the three months ended March 31, 2007.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options and futures as may be required. We account for the interest rate swap agreements we enter into as fair value hedges.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in other liabilities in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable interest amounts to be paid or received on the interest rate swaps is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        In March 2007, we entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 for the purpose of managing our interest rate exposure associated with $250 million principal amount of 5.90% senior notes due 2017. Under the terms of the interest rate swap agreements, we will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. Bunge has accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2007:

						Fair Value Loss
	Maturity
(US$ in millions)
	2008	2014	2015	2017	Total	March 31, 2007
Receive fixed/pay variable notional amount	$500	$500	$400	$250	$1,650	$(39)
Weighted average variable rate payable (1)	5.90%	6.10%	5.66%	6.14%
Weighted average fixed rate receivable	4.375%	5.35%	5.10%	5.90%

(1)
Interest is payable in arrears based on six-month LIBOR plus a spread.

        We have recognized approximately $4 million of interest expense in the condensed consolidated statements of income in both the three months ended March 31, 2007 and 2006, relating to our outstanding interest rate swap agreements.

Item 4. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures—As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        Internal Control Over Financial Reporting—There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

BUNGE LIMITED
Date: May 10, 2007	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer
/s/ T.K. CHOPRA T.K. Chopra Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1	Separation Agreement and Release of Claims for William M. Wells (incorporated by reference from the Registrant's Form 8-K filed on March 2, 2007)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
PART II – OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX