Form 10-Q
period 2007-06-30
Bunge LTD
filed 2007-08-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐        No ☒

        As of August 2, 2007 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 120,837,300

BUNGE LIMITED

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$9,915	$6,001	$18,104	$11,626
Cost of goods sold	(9,383)	(5,713)	(17,272)	(11,054)

Gross profit	532	288	832	572
Selling, general and administrative expenses	(307)	(218)	(572)	(445)
Interest income	37	30	68	58
Interest expense	(79)	(67)	(149)	(128)
Foreign exchange gains (losses)	93	(15)	122	28
Other income (expense) – net	1	3	3	4

Income from operations before income tax	277	21	304	89
Income tax (expense) benefit	(70)	3	(76)	(8)

Income from operations after tax	207	24	228	81
Minority interest	(35)	(8)	(47)	(19)
Equity in earnings of affiliates	(4)	14	1	26

Net income	$168	$30	$182	$88
Convertible preference share dividends	(9)	–	(17)	–

Net income available to common shareholders	$159	$30	$165	$88

Earnings per common share – basic (Note 13)	$1.32	$0.25	$1.37	$0.74

Earnings per common share – diluted (Note 13)	$1.30	$0.25	$1.35	$0.73

Dividends per common share	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$466	$365
Trade accounts receivable (less allowance of $257 and $224)	2,490	1,879
Inventories (Note 3)	4,839	3,684
Deferred income taxes	136	149
Other current assets (Note 4)	3,529	2,316

Total current assets	11,460	8,393
Property, plant and equipment, net	3,739	3,446
Goodwill (Note 5)	249	236
Other intangible assets	105	99
Investments in affiliates	665	649
Deferred income taxes	909	714
Other non-current assets	902	810

Total assets	$18,029	$14,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$833	$454
Current portion of long-term debt	96	156
Trade accounts payable	2,984	2,328
Deferred income taxes	70	54
Other current liabilities (Note 6)	2,618	1,523

Total current liabilities	6,601	4,515
Long-term debt	3,670	2,874
Deferred income taxes	193	180
Other non-current liabilities	911	700
Commitments and contingencies (Note 11)
Minority interest in subsidiaries	506	410
Shareholders' equity:
Convertible preference shares, par value $.01; authorized, issued and outstanding: 2007 and 2006 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 240,000,000 shares; issued and outstanding: 2007 – 120,796,245 shares, 2006 – 119,955,645	1	1
Additional paid-in capital	2,737	2,690
Retained earnings	2,430	2,350
Accumulated other comprehensive income (loss)	290	(63)

Total shareholders' equity	6,148	5,668

Total liabilities and shareholders' equity	$18,029	$14,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$182	$88
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(92)	(114)
Impairment of assets	8	20
Bad debt expense	16	21
Depreciation, depletion and amortization	176	157
Stock-based compensation expense	20	(2)
Decrease in allowance for recoverable taxes	–	(6)
Deferred income taxes	(87)	(87)
Minority interest	47	19
Equity in earnings of affiliates	(1)	(26)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(447)	72
Inventories	(932)	(412)
Prepaid commodity purchase contracts	(117)	(31)
Secured advances to suppliers	128	101
Trade accounts payable	421	47
Advances on sales	(24)	(80)
Unrealized gain on derivative contracts	(29)	(72)
Accrued liabilities	(22)	(36)
Other – net	(23)	(59)

Net cash used for operating activities	(776)	(400)

INVESTING ACTIVITIES
Payments made for capital expenditures	(210)	(181)
Investments in affiliates	(26)	(52)
Business acquisitions (net of cash acquired)	(2)	(6)
Related party repayments	3	6
Proceeds from disposal of property, plant and equipment	14	4
Return of capital from affiliate	–	13
Proceeds from sale of investments	–	11

Net cash used for investing activities	(221)	(205)

FINANCING ACTIVITIES
Net change in short-term debt	357	278
Proceeds from long-term debt	1,572	452
Repayment of long-term debt	(807)	(172)
Proceeds from sale of common shares	20	9
Dividends paid to common shareholders	(39)	(36)
Dividends paid to convertible preference shareholders	(17)	–
Dividends paid to minority interest	(7)	(16)

Net cash provided by financing activities	1,079	515
Effect of exchange rate changes on cash and cash equivalents	19	15

Net increase (decrease) in cash and cash equivalents	101	(75)
Cash and cash equivalents, beginning of period	365	354

Cash and cash equivalents, end of period	$466	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from Bunge's audited financial statements at that date. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Bunge's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

          Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

          In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements and (3) elects to apply the provisions of FASB SFAS No. 157, Fair Value Measurements. Bunge is evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, SFAS No. 159 will have on its consolidated financial statements if adopted.

          In 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155) and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FAS Statement No. 140 (SFAS No. 156), which are effective for fiscal years beginning after September 15, 2006. SFAS No. 155 clarifies the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve consistency of accounting for similar financial instruments, regardless of the form of the instruments. SFAS No. 156 simplifies the accounting for servicing rights and reduces the volatility that results from using different measurement attributes. Bunge's adoption of these two standards did not have a material impact on its condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    INVENTORIES

          Inventories consist of the following:

(US$ in millions)	June 30, 2007	December 31, 2006
Agribusiness – Readily marketable inventories at market value (1)	$3,227	$2,336
Fertilizer	838	352
Edible oils	304	253
Milling	123	131
Other (2)	347	612

Total	$4,839	$3,684

(1)	Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.
(2)	Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	June 30, 2007	December 31, 2006
Prepaid commodity purchase contracts	$328	$189
Secured advances to suppliers	325	419
Unrealized gain on derivative contracts	1,899	782
Recoverable taxes	292	296
Marketable securities	15	3
Other	670	627

Total	$3,529	$2,316

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    GOODWILL

        At June 30, 2007, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2006	$210	$18	$8	$236
Acquired goodwill (1)	8	(8)	–	–
Foreign exchange translation	21	2	–	23
Tax benefit on goodwill amortization (2)	(10)	–	–	(10)

Balance, June 30, 2007	$229	$12	$8	$249

(1)	In the six months ended June 30, 2007, as a result of certain product line reclassifications, Bunge reclassified goodwill from its edible oil products segment to its agribusiness segment (see Note 15 of the notes to the condensed consolidated financial statements).
(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.    OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	June 30, 2007	December 31, 2006
Accrued liabilities	$741	$630
Unrealized loss on derivative contracts	1,651	665
Advances on sales	154	178
Other	72	50

Total	$2,618	$1,523

7.    LONG-TERM DEBT

          In March 2007, Bunge completed the sale of $250 million aggregate principal amount of unsecured senior notes bearing interest at 5.90% per year that mature in April 2017 (senior notes due 2017). The senior notes due 2017 were issued by Bunge's indirect 100%-owned finance subsidiary, Bunge N.A. Finance L.P., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes due 2017 is payable semi-annually in arrears in April and October of each year, commencing in October 2007. Bunge used the net proceeds of this offering of approximately $247 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS

          Interest rate derivatives—The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of June 30, 2007, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable interest amounts to be paid or received on the interest rate swaps is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

          In the six months ended June 30, 2007, Bunge entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the senior notes due 2017 (see Note 7 of the notes to the condensed consolidated financial statements) and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, Bunge will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2007:

							Fair Value Loss
	Maturity
(US$ in millions)							June 30, 2007
	2008	2013	2014	2015	2017	Total
Receive fixed/pay variable notional amount	$500	$200	$500	$400	$250	$1,850	$(76)
Weighted average variable rate payable (1)	5.96%	5.73%	6.16%	5.71%	6.20%
Weighted average fixed rate receivable	4.375%	5.875%	5.35%	5.10%	5.90%

(1)	Interest is payable in arrears based on six-month LIBOR plus a spread.

          Bunge recognized approximately $4 million and $8 million of interest expense in the three and six months ended June 30, 2007, respectively, and approximately $5 million and $9 million in the three months and six months ended June 30, 2006, respectively, relating to its outstanding interest rate swap agreements in the condensed consolidated statements of income. In July 2007, Bunge terminated certain interest rate swap agreements with a notional amount of $150 million maturing in 2013 and recognized a settlement gain of approximately $2 million which was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. This settlement gain will be amortized to earnings over the remaining term of the debt.

          Foreign exchange derivatives—Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk Bunge has entered into forward purchase and zero cost collar contracts that it has designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), a separate component of shareholders' equity, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS (continued)

  typically within an operating cycle. Results of hedges related to sales in foreign currencies are recorded in net sales in the condensed consolidated statements of income for the three and six months ended June 30, 2007. As of June 30, 2007, approximately $298 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2008. At June 30, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current assets, approximated $17 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and was approximately $12 million, net of income taxes, as of June 30, 2007. The change in the fair value is reclassified into earnings when the anticipated sales occur with approximately $12 million, net of tax, expected to be reclassified into earnings in 2007. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

          Bunge uses net investment hedges to offset the translation adjustments arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss). At June 30, 2007, Bunge had outstanding cross currency swaps with a notional value of $228 million to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. These swaps have maturity dates in 2007, 2008 and 2010. At June 30, 2007, the fair value of these currency swaps was a loss of $33 million, of which $13 million is recorded in other current liabilities and $20 million in other non-current liabilities in the condensed consolidated balance sheet. Bunge recognized a loss of $48 million on the net investment hedge for the six months ended June 30, 2007, which is included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss).

9.    RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $141 million and $76 million for the three months ended June 30, 2007 and 2006, respectively, and $277 million and $146 million for the six months ended June 30, 2007 and 2006, respectively. Bunge also sold soybean commodity products and other commodity products to its North American and certain European joint ventures, which totaled $37 million and $21 million for the three months ended June 30, 2007 and 2006, respectively, and $72 million and $53 million for the six months ended June 30, 2007 and 2006, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
(US$ in millions)
	2007	2006	2007	2006
Service cost	$3	$3	$6	$6
Interest cost	6	5	11	10
Expected return on plan assets	(5)	(5)	(10)	(10)
Recognized prior service cost	1	1	1	1
Recognized net loss	–	–	1	1

Net periodic benefit cost	$5	$4	$9	$8

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
(US$ in millions)
	2007	2006	2007	2006
Service cost	$–	$–	$–	$–
Interest cost	1	1	1	1
Expected return on plan assets	–	–	–	–
Recognized net loss	–	–	–	–

Net periodic benefit cost	$1	$1	$1	$1

          In the six months ended June 30, 2007 and 2006, Bunge made contributions to its defined benefit pension plans totaling approximately $6 million and $3 million, respectively. In the six months ended June 30, 2007 and 2006, Bunge made contributions payments to its postretirement benefit plans totaling approximately $1 million in each period.

11.    COMMITMENTS AND CONTINGENCIES

          Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at June 30, 2007 and December 31, 2006 are the following accrued liabilities:

(US$ in millions)	June 30, 2007	December 31, 2006
Tax claims	$133	$130
Labor claims	128	112
Civil and other claims	100	89

Total	$361	$331

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

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

    Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$57
Unconsolidated affiliates financing (2)	15
Customer financing (3)	257

Total	$329

(1)	Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $57 million at June 30, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.
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
(3)
Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has in certain cases obtained collateral from the customers. At June 30, 2007, $150 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at June 30, 2007.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.    COMMITMENTS AND CONTINGENCIES (continued)

          In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At June 30, 2007, debt with a carrying amount of $3,586 million related to these guarantees is included in Bunge's condensed consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

          Pursuant to an agreement between Bunge and a third party, Bunge was granted an option to purchase and the third party was granted an option to sell to Bunge, a grain shipping terminal in Europe for $55 million. This option could be exercised by either party at specified time periods beginning in May 2007. In the second quarter of 2007, both Bunge and the third party gave notice of their intention to exercise their option. However, the parties are in dispute regarding certain terms of the transfer of the terminal and the implementation of the transfer and Bunge has initiated arbitration proceedings to clarify such matters.

12.    COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2007	2006	2007	2006
Net income	$168	$30	$182	$88
Other comprehensive income:
Foreign exchange translation adjustment, net of tax expense $0 (2007), $0 (2006)	217	21	342	232
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $(2) and $(5) (2007), $5 and $5 (2006)	3	(8)	11	(8)
Unrealized gain on securities, net of tax expense of $1 and $3 (2007) and $0 and $1 (2006)	3	–	6	3
Reclassification of realized (gains) losses to net income, net of tax expense (benefit) of $4 and $0 (2007) $5 and $5 (2006)	1	8	(6)	8

Total comprehensive income	$392	$51	$535	$323

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

        The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)
	2007	2006	2007	2006
Net income – basic	$168	$30	$182	$88
Convertible preference share dividends	(9)	–	(17)	–

Net income available to common shareholders	$159	$30	$165	$88

Weighted average number of common shares outstanding:
Basic	120,746,365	119,532,368	120,481,542	119,382,717
Effect of dilutive shares:
–Stock options and awards	1,257,876	1,199,349	1,333,122	1,319,496
–Convertible preference shares	7,483,740	–	–	–

Diluted (1)	129,487,981	120,731,717	121,814,664	120,702,213

Earnings per common share:
Basic	$1.32	$0.25	$1.37	$0.74

Diluted	$1.30	$0.25	$1.35	$0.73

(1)	The weighted-average number of common shares outstanding for the six months ended June 30, 2007 excludes 7,483,740 weighted-average common shares that would be issuable upon conversion of the convertible preference shares as the effect of the conversion would not have been dilutive. In addition, approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and six months ended June 30, 2007 and approximately 3 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and six months ended June 30, 2006.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.    INCOME TAXES

          On January 1, 2007, Bunge adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, Bunge recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. Bunge had recorded tax liabilities of $155 million in its condensed consolidated balance sheet at January 1, 2007 related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of accrued interest and penalties as of June 30, 2007. At June 30, 2007, Bunge had recorded tax liabilities of $190 million in its condensed consolidated balance sheet. Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's annual effective income tax rate. Bunge recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

          Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of Bunge's foreign subsidiaries. As of June 30, 2007, this amount increased to approximately $43 million primarily due to the appreciation of the Brazilian real compared to the U.S. dollar. Bunge has requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expects to receive this ruling within the next 12 months. If the ruling is favorable, Bunge's liability related to this unrecognized tax benefit will be reversed.

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

15.    SEGMENT INFORMATION

          In the first quarter of 2007, Bunge reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the three and six months ended June 30, 2006 have been reclassified to conform to the current period presentation.

          Bunge has four reporting segments – agribusiness, fertilizer, edible oil products and milling products – which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, blending fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Bunge evaluates segment performance based on segment operating profit.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION (continued)

  Operating Segment Information

(US$ in millions)	Agri- business	Fertilizer	Edible Oil Products	Milling Products	Unallo- cated	Total
Three Months Ended June 30, 2007
Net sales to external customers	$7,543	$795	$1,267	$310	$–	$9,915
Intersegment revenues	1,176	–	22	12	(1,210)	–
Gross profit	263	157	76	36	–	532
Foreign exchange gains (losses)	47	40	1	(1)	6	93
Interest income	7	17	–	–	13	37
Interest expense	(67)	(3)	(8)	(1)	–	(79)
Segment operating profit (loss)	107	142	(4)	12	–	257
Depreciation, depletion and amortization	$(37)	$(35)	$(15)	$(3)	$–	$(90)
Three Months Ended June 30, 2006
Net sales to external customers	$4,499	$381	$882	$239	$–	$6,001
Intersegment revenues	539	–	23	4	(566)	–
Gross profit	151	37	66	34	–	288
Foreign exchange gains (losses)	(19)	8	2	–	(6)	(15)
Interest income	6	15	1	2	6	30
Interest expense	(48)	(9)	(9)	(1)	–	(67)
Segment operating profit (loss)	(30)	16	13	19	–	18
Depreciation, depletion and amortization	$(32)	$(33)	$(11)	$(3)	$–	$(79)
Six Months Ended June 30, 2007
Net sales to external customers	$13,733	$1,408	$2,392	$571	$–	$18,104
Intersegment revenues	1,998	–	52	13	(2,063)	–
Gross profit	373	237	153	69	–	832
Foreign exchange gains (losses)	53	66	2	(3)	4	122
Interest income	14	31	1	1	21	68
Interest expense	(121)	(10)	(16)	(2)	–	(149)
Segment operating profit	41	207	3	25	–	276
Depreciation, depletion and amortization	$(70)	$(70)	$(29)	$(7)	$–	$(176)
Six Months Ended June 30, 2006
Net sales to external customers	$8,642	$801	$1,711	$472	$–	$11,626
Intersegment revenues	1,015	–	40	9	(1,064)	–
Gross profit	286	87	133	66	–	572
Foreign exchange gains (losses)	(18)	41	3	–	2	28
Interest income	13	31	1	2	11	58
Interest expense	(87)	(23)	(15)	(3)	–	(128)
Segment operating profit (loss)	(31)	47	22	34	–	72
Depreciation, depletion and amortization	$(63)	$(64)	$(23)	$(7)	$–	$(157)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION (continued)

        A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)
	2007	2006	2007	2006
Income from operations before income tax	$277	$21	$304	$89
Unallocated (income) expense – net (1)	(20)	(3)	(28)	(17)

Total segment operating profit	$257	$18	$276	$72

(1)	Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

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

        You should refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, and "Part II — Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2007 Overview

        The second quarter of the year marks the completion of the fall harvest in South America and typically represents a higher level of agribusiness activity in our South American operations and reduced agribusiness activities in North America and Europe as the supply of grains and oilseeds harvested the previous year in those regions declines.

        Our agribusiness segment reported a strong operating profit for the second quarter of 2007 compared to a loss for the second quarter of 2006. Results for the second quarter of 2007 benefited from improved margins and increased volumes in our oilseed processing and international marketing businesses relative to the same period last year and from a partial recovery of unrealized mark-to-market losses on our commodity inventories and forward purchase contracts that depressed results in the first quarter of 2007. Agribusiness operating profit for the second quarter of 2007 included $4 million of impairment and restructuring charges related to the announced closures of two oilseed processing facilities in Europe. Agribusiness results in the second quarter of 2006 were adversely affected by business disruptions in Brazil caused by farmer protests for increased government aid to the Brazilian farm sector, excess oilseed processing capacity and a reduced grain harvest in Argentina, weak demand in Southern Europe and losses in ocean freight.

        Although we typically experience lower sales in our fertilizer business in the first half of the year as a result of the South American agricultural growing cycle, our fertilizer segment reported strong results for the second quarter of 2007 compared to the second quarter of 2006 as higher agricultural commodity prices contributed to an improvement in Brazilian farm economics despite the negative impact of higher international fertilizer prices and the appreciating Brazilian real.

Brazilian fertilizer volumes in the second quarter of 2007 increased significantly from the same three-month period last year due to soybean farmers accelerating purchases because of favorable agricultural commodity prices and concerns about increasing crop input costs. Margins benefited from higher international prices for imported fertilizers and raw materials, as our products are priced to import parity. We believe that the increase in sales volumes traditionally experienced during the second half of the year will likely be impacted by these accelerated purchases. For 2007 as a whole, we expect the Brazilian fertilizer market to grow approximately 12% compared to 2006.

        Our edible oil products segment reported a loss for the second quarter of 2007 mainly due to weaker performance in Europe, which was negatively impacted by higher raw material costs, principally crude softseed and soybean oils, higher selling, marketing and personnel expenses and a competitive market. Results for the second quarter of 2007 included $4 million of impairment and restructuring charges related to the announced closures of two edible oils facilities in Europe.

        Our milling products segment operating profit for the second quarter of 2007 was lower than in the second quarter of 2006. The lower results were mostly due to decreased wheat milling results, largely driven by higher raw material costs and higher expenses, partly related to the appreciation of the Brazilian real.

Segment Results

        In the first quarter of 2007, we reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts in our segment results for the three and six months ended June 30, 2006 have been reclassified to conform to the current period presentation.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)
	2007	2006	Change	2007	2006	Change
Volumes (in thousands of metric tons):
Agribusiness	30,000	27,338	10%	55,093	49,001	12%
Fertilizer	3,045	1,870	63%	5,496	3,588	53%
Edible oil products	1,388	1,160	20%	2,651	2,247	18%
Milling products	1,008	1,017	(1)%	1,913	1,967	(3)%

Total	35,441	31,385	13%	65,153	56,803	15%

Net sales:
Agribusiness	$7,543	$4,499	68%	$13,733	$8,642	59%
Fertilizer	795	381	109%	1,408	801	76%
Edible oil products	1,267	882	44%	2,392	1,711	40%
Milling products	310	239	30%	571	472	21%

Total	$9,915	$6,001	65%	$18,104	$11,626	56%

Cost of goods sold:
Agribusiness	$(7,280)	$(4,348)	67%	$(13,360)	$(8,356)	60%
Fertilizer	(638)	(344)	85%	(1,171)	(714)	64%
Edible oil products	(1,191)	(816)	46%	(2,239)	(1,578)	42%
Milling products	(274)	(205)	34%	(502)	(406)	24%

Total	$(9,383)	$(5,713)	64%	$(17,272)	$(11,054)	56%

Gross profit:
Agribusiness	$263	$151	74%	$373	$286	30%
Fertilizer	157	37	324%	237	87	172%
Edible oil products	76	66	15%	153	133	15%
Milling products	36	34	6%	69	66	5%

Total	$532	$288	85%	$832	$572	45%

Selling, general and administrative expenses:
Agribusiness	$(143)	$(120)	19%	$(278)	$(225)	24%
Fertilizer	(69)	(35)	97%	(117)	(89)	31%
Edible oil products	(73)	(47)	55%	(137)	(100)	37%
Milling products	(22)	(16)	38%	(40)	(31)	29%

Total	$(307)	$(218)	41%	$(572)	$(445)	29%

Foreign exchange gains (losses):
Agribusiness	$47	$(19)		$53	$(18)
Fertilizer	40	8		66	41
Edible oil products	1	2		2	3
Milling products	(1)	–		(3)	–

Total	$87	$(9)		$118	$26

Interest income:
Agribusiness	$7	$6	17%	$14	$13	8%
Fertilizer	17	15	13%	31	31	–%
Edible oil products	–	1	(100)%	1	1	–%
Milling products	–	2	(100)%	1	2	(50)%

Total	$24	$24	–%	$47	$47	–%

Interest expense:
Agribusiness	$(67)	$(48)	40%	$(121)	$(87)	39%
Fertilizer	(3)	(9)	(67)%	(10)	(23)	(57)%
Edible oil products	(8)	(9)	(11)%	(16)	(15)	7%
Milling products	(1)	(1)	–%	(2)	(3)	(33)%

Total	$(79)	$(67)	18%	$(149)	$(128)	16%

Segment operating profit (loss):
Agribusiness	$107	$(30)	457%	$41	$(31)	232%
Fertilizer	142	16	788%	207	47	340%
Edible oil products	(4)	13	(131)%	3	22	(86)%
Milling products	12	19	(37)%	25	34	(26)%

Total (1)	$257	$18	1,328%	$276	$72	283%

Depreciation, depletion and amortization:
Agribusiness	$37	$32	16%	$70	$63	11%
Fertilizer	35	33	6%	70	64	9%
Edible oil products	15	11	36%	29	23	26%
Milling products	3	3	–%	7	7	–%

Total	$90	$79	14%	$176	$157	12%

Net income	$168	$30	460%	$182	$88	107%

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

        Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)
	2007	2006	2007	2006
Income from operations before income tax	$277	$21	$304	$89
Unallocated expenses – net (1)	(20)	(3)	(28)	(17)

Total segment operating profit	$257	$18	$276	$72

(1)
Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 68% due to higher average selling prices for agricultural commodity products and a 10% increase in volumes. Selling prices for commodity products increased due to higher agricultural commodities futures prices. Higher futures prices were caused by supply concerns related to the projected growth in demand from the biofuels sector, which uses corn and vegetable oils to produce ethanol and biodiesel, respectively, and weather-related reductions in global wheat production.

        Cost of goods sold increased 67% primarily as a result of higher raw material costs and increased volumes. Gross profit increased 74% due to higher margins and volumes in our oilseed processing and international marketing businesses and a partial recovery of the first quarter unrealized mark-to-market losses on our commodity inventories and forward purchase contracts. Cost of goods sold included $4 million of restructuring and impairment charges related to the announced closures of two oilseed processing facilities in Europe.

        SG&A increased 19% largely due to personnel hires made in the first quarter of 2007 to support growth in new product lines, such as sugar, and the impact of the stronger Brazilian real on local currency expenses when translated into U.S. dollars.

        Interest expense increased 40% as a result of higher average borrowings to support increased working capital requirements caused by higher commodity prices and higher levels of commodity inventories due to increased farmer selling.

        Segment operating profit increased $137 million primarily due to the higher gross profit. Second quarter 2006 results were negative due to low oilseed processing volumes in Brazil, weak oilseed processing margins in Argentina, weak demand in Southern Europe and losses in ocean freight.

        Fertilizer Segment.    Fertilizer segment net sales more than doubled, due primarily to a 63% increase in volumes and higher international fertilizer prices, as domestic products in Brazil are priced to import parity. Most of the volume increase during the second quarter of 2007 was attributable to soybean farmers accelerating purchases because of favorable agricultural commodity prices and concerns about increasing crop input costs. Sales of raw material products were also strong in response to the demand from fertilizer blenders.

        Cost of goods sold increased 85% primarily as a result of the increase in sales volumes and raw material costs and higher industrial expenses primarily due to the impact of a stronger Brazilian real on local currency costs and expenses translated into U.S. dollars compared to the second quarter of 2006.

        Gross profit increased by $120 million, primarily due to the increase in selling prices and higher volumes.

        SG&A increased 97% mainly due to an increase in incentive compensation accurals and the stronger Brazilian real when translating local currency expenses into U.S. dollars. The second quarter of 2006 benefited from a $12 million provision reversal due to a favorable court ruling relating to Brazilian social taxes.

        Segment operating profit increased by $126 million as a result of the increase in gross profit. Second quarter 2006 results were weak with low margins and volumes as some Brazilian farmers held back purchases in anticipation of a Brazilian government aid package which was implemented in the second half of 2006.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 44% as a result of higher average selling prices and a 20% increase in volumes. Higher average selling prices were primarily the result of higher raw material prices, principally crude softseed and soybean oils.

        Cost of goods sold increased 46% due to the increase in raw material costs and volumes. Gross profit increased 15% primarily due to higher average selling prices. Cost of goods sold includes $4 million of impairment and restructuring charges related to the announced closures of two edible oils facilities in Europe.

        SG&A increased 55% primarily due to higher selling and marketing expenses associated with increased personnel costs related to the growth of our businesses primarily in Europe as well as the effects of a stronger Brazilian real on local currency expenses translated into U.S. dollars.

        Segment operating loss of $4 million was due to higher raw material costs and SG&A.

        Milling Products Segment.    Milling products segment net sales increased 30% with higher average selling prices for corn and wheat milling products partially offset by a 1% decline in volumes. Wheat prices increased due to weather-related reductions in global wheat production and corn prices increased primarily as a result of the increased demand for ethanol.

        Cost of goods sold increased 34% with the higher prices of wheat and corn. Gross profit increased 6% primarily due to higher average selling prices. SG&A increased 38% primarily due to increases in selling expenses and the effects of a stronger Brazilian real in wheat milling.

        Segment operating profit decreased 37% largely as a result of increases in input costs and SG&A that could not be fully absorbed by our sales prices.

        Consolidated Financial Costs. A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$37	$30	23%
Interest expense	(79)	(67)	18%
Foreign exchange gains (losses)	93	(15)	n/a

        Interest income increased 23% primarily due to higher average levels of interest bearing accounts. Interest expense increased 18% primarily due to higher average borrowings resulting from increased working capital. Foreign exchange gains, which helped offset currency effects on margins in the second quarter of 2007, resulted primarily from the 6% appreciation of the Brazilian real, when compared to the U.S. dollar, at June 30, 2007 versus March 31, 2007 on the net U.S. dollar-denominated monetary liability position of our Brazilian subsidiaries. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our real-based fertilizer segment industrial and SG&A expenses in Brazil. The Brazilian real appreciated 0.4% against the U.S. dollar, at June 30, 2006 versus March 31, 2006. Despite the small appreciation, there was considerable volatility during the quarter which resulted in foreign exchange losses in the second quarter of 2006.

        Income Tax Expense.    The effective tax rate for the second quarter of 2007 was 25% compared to a tax benefit of $3 million in the same period in 2006. The increase in the effective tax rate was primarily due to increases in earnings in higher tax jurisdictions driven by the results of the fertilizer business.

        Minority Interest.    Minority interest increased $27 million to $35 million in the second quarter of 2007 from $8 million in the second quarter of 2006 primarily due to higher earnings from non-wholly owned subsidiaries.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased $18 million to a loss of $4 million in the second quarter of 2007 from income of $14 million in 2006 due to lower earnings from Solae and

Saipol, our European oilseed processing and bottled oil joint venture. The decrease in earnings from Solae was largely the result of Solae's recording of a charge related to a product liability claim.

        Net Income.    Net income increased $138 million to $168 million in the second quarter of 2007 from $30 million in the second quarter of 2006. Net income for the second quarter of 2007 included impairment and restructuring charges of $7 million, net of tax. Net income for the second quarter of 2006 included a benefit of $6 million, net of tax, related to a provision reversal due to a favorable court ruling relating to Brazilian social taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 59% due to higher average selling prices for agricultural commodity products and a 12% increase in volumes. Selling prices for commodity products increased as agricultural commodities futures prices rose, influenced by supply concerns related to the projected growth in demand from the biofuels sector, which uses corn and vegetable oils to produce ethanol and biodiesel, respectively, as well as increased wheat prices resulting from weather- related reductions in global wheat production.

        Cost of goods sold increased 60% as a result of higher agricultural commodity prices and higher volumes. Gross profit increased by $87 million due to improved margins and volumes in our oilseed processing and international marketing businesses, partially offset by the unrecovered portion of the unrealized mark-to-market losses reported in the first quarter. Cost of goods sold in the six months ended June 30, 2007 included $4 million of impairment and restructuring charges related to the announced closures of two oilseed processing facilities in Europe. Results for the same six-month period in 2006 included $18 million of impairment charges related to the closure of three oilseed processing plants in Brazil and $2 million of cash restructuring charges. Gross profit was weak in the six months ended June 30, 2006 due to low oilseed processing volumes in Brazil, weak oilseed processing margins in Argentina, weak demand in Southern Europe and negative ocean freight.

        SG&A increased 24% largely due to personnel hires made in the first quarter of 2007 to support growth in new product lines, such as sugar, and the impact of the stronger Brazilian real on local currency expenses when translated into U.S. dollars.

        Interest expense increased 39% as a result of higher average borrowings to support increased working capital requirements caused by higher commodity prices and increased farmer selling.

        Segment operating profit of $41 million increased $72 million from a loss of $31 million in the six months ended June 30, 2006 due to higher margins and volumes, partially offset by the unrecovered portion of unrealized mark-to-market losses reported in the first quarter and higher SG&A and interest expenses. Results for the six months ended June 30, 2007 included $4 million of impairment and restructuring charges related to the announced closures of two oilseed processing facilities in Europe. Results for the same six-month period in 2006 included $18 million of impairment charges related to the closures of three oilseed processing plants in Brazil and $2 million of cash restructuring charges.

        Fertilizer Segment.    Fertilizer segment net sales increased 76% driven primarily by a 53% increase in volumes and high international fertilizer prices, as domestic products in Brazil are priced to import parity. The volume increase was primarily due to higher sales to soybean farmers, who purchased fertilizer in anticipation of further fertilizer price increases. In addition, higher plantings of the winter corn crop by Brazilian farmers in response to higher corn prices attributable to increases in corn ethanol production in the United States, also contributed to volume growth in the six months ended June 30, 2007. Sales of raw material products were also robust in response to the demand from fertilizer blenders.

        Cost of goods sold increased 64% primarily as a result of the increase in sales volumes, higher cost of raw materials attributable to higher international prices and higher industrial expenses primarily due to the impact of a stronger Brazilian real on local currency costs and expenses translated into U.S. dollars compared to the six months ended June 30, 2006.

        Gross profit increased $150 million due to the increase in volumes and selling prices.

        SG&A increased 31% as a result of higher incentive compensation accruals and the impact of the stronger Brazilian real on local currency expenses translated into U.S. dollars. Results for the six months ended June 30, 2006 included a $12 million provision reversal due to a favorable court ruling relating to Brazilian social taxes and $2 million cash restructuring charge related to workforce reduction.

        Segment operating profit increased by $160 million as a result of the increase in gross profit. Results for the six months ended June 30, 2006 were weak with low volumes and higher operating expenses.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 40% as a result of higher average selling prices and an 18% increase in volumes. Higher average selling prices were driven by higher raw material costs, principally crude softseed and soybean oils.

        Cost of goods sold increased 42% due to the increase in raw material costs and volumes. Gross profit increased only by 15% primarily due to lower margins as raw material prices increased at a faster pace than selling prices due to competitive market conditions. Cost of goods sold includes $4 million of impairment and restructuring charges related to the announced closures of two edible oils facilities in Europe. Included in the first half of 2006 were $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations.

        SG&A increased 37% primarily due to higher selling and marketing expenses associated with increased personnel costs related to the growth of our businesses primarily in Europe as well as the effects of a stronger Brazilian real on local currency expenses translated into U.S. dollars.

        Segment operating profit decreased due to higher cost of goods sold and higher SG&A.

        Milling Products Segment.    Milling products segment net sales increased 21% with higher average selling prices for corn and wheat milling products partially offset by a 3% decline in volumes. Increases in wheat and corn prices were the primary contributors to the higher overall average selling prices. Wheat prices increased in Brazil following the increase in global wheat prices, while corn prices in the United States rose due to increased current and anticipated demand from ethanol producers.

        Cost of goods sold increased 24% with the high prices of wheat and corn. Gross profit increased 5% primarily due to higher average selling prices, partially offset by higher industrial and SG&A expenses in part attributed to a stronger Brazilian real.

        Segment operating profit decreased 26% as a result of increases in input costs and SG&A that were not offset by margin improvements.

        Consolidated Financial Costs. A summary of consolidated financial costs for the periods indicated follows:

	Six Months Ended June 30,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$68	$58	17%
Interest expense	(149)	(128)	16%
Foreign exchange gains	122	28	n/a

        Interest income increased 17% primarily due to higher average levels of interest bearing accounts. Interest expense increased 16% primarily due to higher average borrowings resulting from increased working capital. Foreign exchange gains, which helped offset currency effects on margins in the six months ended June 30, 2007 resulted primarily from the 11% appreciation of the Brazilian real, when compared to the U.S. dollar, at June 30, 2007 versus December 31, 2006 on the net U.S. dollar-denominated monetary liability position of our Brazilian subsidiaries. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our real-based fertilizer segment industrial and SG&A expenses in Brazil. The Brazilian real appreciated 8% against the U.S. dollar at June 30, 2006 versus December 31, 2005, resulting in exchange gains in the first half of 2006.

        Income Tax Expense.    The effective tax rate for the six months ended June 30, 2007 was 25% compared to 9% in the same period in 2006. The increase in the effective tax rate was primarily due to increases in earnings in higher tax jurisdictions driven by the results of the fertilizer business.

        Minority Interest.    Minority interest increased $28 million to $47 million in the six months ended June 30, 2007 from $19 million in the first half of 2006 primarily due to higher earnings from non-wholly owned subsidiaries.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased $25 million to $1 million in the six months ended June 30, 2007 from $26 million in 2006, primarily due to lower earnings from Solae, Diester, our European biodiesel joint venture and Saipol, our European oilseed processing and bottled oil joint venture. The decrease in earnings from Solae related largely to Solae's recording of income tax valuation allowances against certain foreign deferred tax assets and a charge related to a product liability claim. Biodiesel margins during the six months ended June 30, 2007 declined compared to the same period of 2006, which resulted in reduced Diester earnings.

        Net Income.    Net income increased $94 million to $182 million in the six months ended June 30, 2007 from $88 million in the same period of 2006. Net income for the six months ended June 30, 2007 included impairment and restructuring charges of $7 million, net of tax. Net income for the six months ended June 30, 2006 included impairment and restructuring charges of $16 million, net of tax, and the benefit of a reversal a provision related to social contribution taxes of $6 million, net of tax.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.74 and 1.86 at June 30, 2007 and December 31, 2006, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $466 million at June 30, 2007 and $365 million at December 31, 2006.

        Included in our inventories were readily marketable inventories of $3,227 million at June 30, 2007 and $2,336 million at December 31, 2006. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

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

        Brazilian farm economics in 2005 and 2006 were adversely affected by volatility in soybean prices, poor crop quality and yields in certain regions and a steadily appreciating Brazilian real. Certain Brazilian farmers responded to these conditions by delaying payment on outstanding amounts owed to farm input suppliers, which has resulted in an increase in our delinquent fertilizer segment accounts receivable, particularly during 2006. Higher commodity prices in the first six-month period of 2007, driven largely by anticipated demand increases for corn and vegetable oils to support the growing biofuels industry, have contributed to an improvement in Brazilian farm economics. However, Brazilian farmers continue to face high unpaid debt balances and a strong Brazilian real. In addition, crop input prices are significantly higher in 2007 than 2006. As a result of these factors and our review of individual accounts receivable balances, we have increased our allowance for doubtful accounts in the fertilizer segment since December 31, 2006. While we expect farm economics in Brazil to continue to improve, the recovery process for many farmers will likely extend well beyond one crop cycle. Below is a table of our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions)	June 30, 2007	December 31, 2006
Trade accounts receivable	$792	$746

Allowance for doubtful accounts	$171	$144

Allowance for doubtful accounts as a percentage of trade accounts receivable	22%	19%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality for specific accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and we have increased our collateral requirements for certain customers.

        Secured Advances to Farmers and Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At June 30, 2007, we had $906 million in outstanding prepaid commodity purchase contracts and secured advances to farmers in Brazil compared to $866 million at December 31, 2006. The allowance for uncollectible advances totaled $45 million at June 30, 2007 and $40 million at December 31, 2006. We closely monitor the collectibility of these advances. Against these outstanding balances owed to us, we also had $116 million and $35 million, as of June 30, 2007 and December 31, 2006, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. Interest earned on these financing arrangements amounted to $13 million and $30 million for the three and six months ended June 30, 2007, respectively, compared to $21 million and $45 million in the three and six months ended June 30, 2006, respectively, and is reflected in net sales in our condensed consolidated statements of income.

        Included in the outstanding balances for prepaid commodity purchase contracts and secured advances to farmers at June 30, 2007 and December 31, 2006 were long-term secured advances to suppliers of $251 million and $258 million, respectively. We extend secured advances to suppliers on a long-term basis as Brazilian producers increase acreage used for the production of agricultural commodities. These advances are used by our suppliers to invest in the cultivation of newly-converted land and other supplies needed for the production of agricultural commodities. Often these new production areas will take two to three years to reach normal yields. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities from the increased acreage.

        Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $32 million and $54 million at June 30, 2007 and December 31, 2006, respectively, mainly due to crop failures. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $137 million and $104 million at June 30, 2007 and December 31, 2006, respectively.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow debt more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program. Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Our short-term and long-term debt increased by $1,115 million at June 30, 2007 from December 31, 2006, primarily to finance higher working capital levels. The increase in working capital was mainly caused by higher prices for agricultural commodities. Generally, during periods when commodity prices are high, our operations require increased levels of working capital which results in higher debt levels.

        To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes. At June 30, 2007, we had approximately $2,050 million of aggregate committed borrowing capacity under our commercial paper program and long-term revolving credit facilities, all of which are with a number of lending institutions. Of this committed borrowing capacity, $950 million was unused and available at June 30, 2007.

        The following table indicates committed borrowing facilities and outstanding amounts at June 30, 2007 and December 31, 2006:

(US$ in millions)	Maturity	June 30, 2007	December 31, 2006	Total Availability
Commercial Paper	2012	$150	$90	$600
Revolving Credit Facilities (1)	2009 – 2010	950	450	1,450

Total		$1,100	$540	$2,050

(1)	Borrowings under the revolving credit facilities are classified as long-term debt, consistent with the long-term maturity of the facilities. Individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each individual borrowing matures.

        At June 30, 2007, we had $150 million outstanding under our commercial paper program. We maintain committed back-up bank credit lines equal to the maximum capacity of our commercial paper program of $600 million. In June 2007, the maturity of these committed back-up bank credit lines was extended for a five-year period to June 2012, enabling us to utilize our commercial paper program through June 2012. If we were unable to access the commercial paper market at any time during this period, we would borrow under these committed bank credit lines, all of which are with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's. The cost of borrowing under the committed back-up bank credit lines would be higher than the cost of borrowing under our commercial paper program. At June 30, 2007, no amounts were outstanding under these committed back-up bank credit lines.

        In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions. These credit lines are negotiated as we deem necessary based on our liquidity requirements. At June 30, 2007 and December 31, 2006, $371 million and $225 million, respectively, was outstanding under such short-term credit lines, which are included in short-term debt in our condensed consolidated balance sheets.

        In March 2007, we completed the sale of $250 million aggregate principal amount of unsecured senior notes bearing interest at 5.90% per year that mature in April 2017 (senior notes due 2017). The senior notes due 2017 were issued by our indirect, 100%-owned finance subsidiary, Bunge N.A. Finance L.P. and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes due 2017 is payable semi-annually in arrears in April and October of each year, commencing in October 2007. We used the net proceeds of this offering, of approximately $247 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

        In the six months ended June 30, 2007, we entered into interest rate swaps with a notional amount of $250 million maturing in April 2017 and a notional amount of $200 million maturing in May 2013 for the purpose of managing our interest rate exposure associated with the senior notes due 2017 and $200 million of the $300 million principal amount of our senior notes due 2013, respectively. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). In July 2007, we terminated certain interest rate swap agreements with a notional amount of $150 million maturing in 2013 and recognized a settlement gain of approximately $2 million which was recorded as an adjustment to the carrying amount of the related debt in our condensed consolidated balance sheet. This settlement gain will be amortized to earnings over the remaining term of the debt.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. We were in compliance with these covenants as of June 30, 2007.

        Shareholders' Equity.    Shareholders' equity increased to $6,148 million at June 30, 2007 from $5,668 million at December 31, 2006, as a result of net income of $182 million, $35 million from the issuance of our common shares upon the exercise of employee stock options for $20 million and the issuance of restricted stock units that had vested for $15 million, $13 million related to stock-based compensation expense and other comprehensive income of $353 million, which includes foreign exchange translation gains of $342 million. This increase was partially offset by $46 million relating to the initial adoption of FIN 48, Accounting for Uncertainty in Income Taxes, dividends paid to common shareholders of $39 million and accrued dividends payable to preference shareholders of $17 million during the six months ended June 30, 2007.

  Cash Flows

        In the six months ended June 30, 2007, our cash and cash equivalents balance increased $101 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $75 million decrease in our cash and cash equivalents balance in the six months ended June 30, 2006.

        Our operating activities used cash of $776 million in the six months ended June 30, 2007, compared to cash used of $400 million in the six months ended June 30, 2006. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for agricultural commodities inventories. The decrease in the cash flow from operating activities is primarily due to higher levels of working capital. The higher levels of working capital are primarily attributable to an increase in readily marketable commodities inventories that resulted from higher soybean and corn prices and increased purchases in South America.

        Cash used by investing activities was $221 million in the six months ended June 30, 2007, compared to cash used of $205 million in the six months ended June 30, 2006. Payments made for capital expenditures included investments in property, plant and equipment that totaled $210 million and consisted primarily of additions under our capital expenditure plan. The majority of capital expenditures in the six months ended June 30, 2007 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion. Proceeds from the disposal of property, plant and equipment for the six months ended June 30, 2007 included $12 million received from sale of land.

        Investments in affiliates included in cash flows from investing activities for the six months ended June 30, 2007 included $26 million of additional investments in biofuels joint ventures in North and South America. For the six months ended June 30, 2006, cash flow from investing activities included primarily $16 million to acquire a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $24 million in our existing Brazilian port terminal joint ventures. Investing activities in the six months ended June 30, 2006 also included capital returns of $13 million primarily from our Solae joint venture and an $11 million note receivable collection from our DII biodiesel joint venture.

        Cash provided by financing activities was $1,079 million in the six months ended June 30, 2007, compared to cash provided of $515 million in the six months ended June 30, 2006. In the six months ended June 30, 2007 and 2006, we increased our borrowings by $1,122 million and $558 million, respectively, primarily to finance our working capital requirements. Dividends paid to our common shareholders in the six months ended June 30, 2007 were $39 million and were $36 million in the six months ended June 30, 2006. Dividends paid to holders of our convertible preference shares (issued in November 2006), were $17 million for the six months ended June 30, 2007.

  Guarantees

        We have issued or were a party to the following guarantees at June 30, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$57
Unconsolidated affiliates financing (2)	15
Customer financing (3)	257

Total	$329

(1)	Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $57 million at June 30, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.
(3)
We have issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in certain cases obtained collateral from the customers. At June 30, 2007, $150 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at June 30, 2007.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At June 30, 2007, debt with a carrying amount of $3,586 million, related to these guarantees, is included in the condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any of our other subsidiaries to transfer funds to Bunge Limited.

Dividends

        We paid a regular quarterly cash dividend of $0.16 per common share on May 31, 2007 to common shareholders of record on May 1, 2007. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2007 to holders of record on May 15, 2007. On May 25, 2007, we announced an increase in our regular quarterly common share dividend from $0.16 to $0.17 per common share payable on August 31, 2007 to common shareholders of record on August 17, 2007. We also announced a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares, payable on September 1, 2007 to holders of record on August 15, 2007.

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

Recent Accounting Pronouncement Adoption

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, we recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. We have recorded tax liabilities of $155 million in our condensed consolidated balance sheet at January 1, 2007, related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of accrued interest and penalties as of June 30, 2007. At June 30, 2007, we had recorded tax liabilities of $190 million in our condensed consolidated balance sheet. Substantially all of the unrecognized tax benefits balance, if recognized, would affect our annual effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of our foreign subsidiaries. As of June 30, 2007 this amount increased to approximately $43 million primarily due to the appreciation of the Brazilian real compared to the U.S. dollar. We have requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expect to receive this ruling within the next 12 months. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

        Through our subsidiaries, we file income tax returns in the United States (federal and various states) and foreign jurisdictions. The table below shows the tax years for which we are subject to income tax examinations by tax authorities.

Open Tax Years
North America	1998 – 2006
South America	1999 – 2006
Europe (excluding Austria and Netherlands)	2000 – 2006
Austria	1991 – 2005
Netherlands	1994 – 2006
Asia	2001 – 2006

        In 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155) and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FAS Statement No. 140 (SFAS No. 156), which are effective for fiscal years beginning after September 15, 2006. SFAS No. 155 clarifies the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve consistency of accounting for similar financial instruments, regardless of the form of the instruments. SFAS No. 156 simplifies the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Our adoption of these two standards did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements and (3) elects to apply the provisions of FASB SFAS No. 157, Fair Value Measurements. We are evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, SFAS No. 159 will have on our consolidated financial statements if adopted.

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

	Three Months Ended June 30, 2007		Year Ended December 31, 2006
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$501	$(50)	$510	$(51)
Highest short position	(85)	(9)	(322)	(32)

Ocean Freight Risk

        Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements have terms ranging from two months to five years. These time charters do not qualify as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are therefore not recognized at fair value on the condensed consolidated balance sheets.

        We use derivative financial instruments to hedge portions of our ocean freight costs, including our commitments under time charters. The ocean freight derivatives are recognized in the condensed consolidated balance sheets at fair value. A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133) of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of ocean freight derivatives that are qualified, designated and highly effective as fair value hedges along with gains or losses on the hedged firm commitments that are attributable to the hedged risk, are recorded in earnings. Gains or losses related to ocean freight derivative instruments that are not designated as hedges for accounting purposes are also recorded in earnings.

        In most cases, we are responsible for purchasing the fuel needed to power the ocean freight vessels that we charter. This fuel is referred to as "bunker fuel." We periodically use crude oil futures and over-the-counter (OTC) bunker swaps to hedge a portion of our forecasted purchases of bunker fuel. These derivatives are recognized at fair value on our condensed consolidated balance sheets and gains or losses on these instruments are included in earnings. These derivatives have not been designated as hedges for accounting purposes.

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with foreign currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia. We enter into derivative financial instruments, such as forward contracts and swaps and, to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,529 million as of June 30, 2007 and $1,071 as of December 31, 2006. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $118 million and $171 million in the six months ended June 30, 2007 and year ended December 31, 2006, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	June 30, 2007	December 31, 2006
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,935)	$(1,750)
Market risk	(294)	(175)
Agricultural commodities inventories	2,339	1,312
Net currency short position, less agricultural commodities inventories (1)	(596)	(438)
Market risk (1)	$(60)	$(44)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(548)	$(171)
Market risk	(55)	(17)
Agricultural commodities inventories	507	175
Net currency (short) long position, less agricultural commodities inventories	(41)	4
Market risk	$(4)	$–
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(600)	$(388)
Market risk	(60)	(38)
Agricultural commodities inventories	578	330
Net currency short position, less agricultural commodities inventories	(22)	(58)
Market risk	$(2)	$(6)

(1)	The market risk for our Brazilian operations excludes fertilizer inventories of $838 million and $352 million at June 30, 2007 and December 31, 2006, respectively, which also provide a natural hedge to our currency exposure. Including the fertilizer inventories reduces the net currency short position, less agricultural commodities inventories at June 30, 2007 and December 31, 2006 to $242 million long position and $86 million short position, respectively.

        We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in the assets, liabilities, revenues and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss), a separate component of shareholders' equity. At June 30, 2007, we have outstanding cross currency swaps with a notional value of $228 million to hedge our net investment in Brazilian assets. These swaps have maturity dates in 2007 and 2008 and 2010. At June 30, 2007, the fair value of these currency swaps was a loss of $33 million, of which $13 million was recorded in other current liabilities and $20 million in other non-current liabilities, in the condensed consolidated balance sheet and the loss on the net investment hedge included in accumulated other comprehensive income (loss) was $48 million. These hedges are excluded in the determination of our exposure.

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, we have entered into forward purchase and zero cost collar contracts that we have designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales. As of June 30, 2007, approximately $298 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2007. At June 30, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current assets, approximated $17 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and was approximately $12 million, net of income taxes, as of June 30, 2007. The change in the fair value will be reclassified into earnings when the anticipated sales occur with approximately $12 million, net of tax, expected to be released into earnings in 2007. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the three and six months ended June 30, 2007.

        Interest Rate Derivatives – We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be appropriate. We account for the interest rate swap agreements we enter into as fair value hedges.

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

        In the six months ended June 30, 2007, we entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with the $250 million principal amount of senior notes due 2017 (see Note 7 of the notes to the condensed consolidated financial statements) and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, we will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2007:

							Fair Value Loss
	Maturity
(US$ in millions)							June 30, 2007
	2008	2013	2014	2015	2017	Total
Receive fixed/pay variable notional amount	$500	$200	$500	$400	$250	$1,850	$(76)
Weighted average variable rate payable (1)	5.96%	5.73%	6.16%	5.71%	6.20%
Weighted average fixed rate receivable	4.375%	5.875%	5.35%	5.10%	5.90%

(1)	Interest is payable in arrears based on six-month LIBOR plus a spread.

        We recognized approximately $4 million and $8 million of interest expense in the three and six months ended June 30, 2007, respectively, and approximately $5 million and $9 million in the three months and six months ended June 30, 2006, respectively, relating to its outstanding interest rate swap agreements in the condensed consolidated statements of income. In July 2007, we terminated certain interest rate swap agreements with a notional amount of $150 million maturing in 2013 and recognized a settlement gain of approximately $2 million, which was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. This settlement gain will be amortized to earnings over the remaining term of the debt.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures — As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 25, 2007, we held our Annual General Meeting of Shareholders (Annual Meeting). Proxies for the Annual Meeting were solicited and the proposals described below were submitted to a vote of our shareholders at the Annual Meeting and were all passed. The following is a brief description of each matter voted on and the results of the voting.

        Proposal 1. To elect the following nominees to our board directors:

	Votes For	Against	Abstain
Jorge Born, Jr.	98,916,428	157,471	933,932
Bernard de La Tour d'Auvergne Lauraguais	99,363,724	135,484	508,623
William Engels	99,112,466	286,231	609,134
L. Patrick Lupo	99,305,694	193,740	508,397
Octavio Caraballo	98,461,004	413,239	1,133,588

        Directors whose terms of office continued after the Annual Meeting are: Ernest G. Bachrach, Enrique H. Boilini, Michael H. Bulkin, Francis Coppinger, Paul H. Hatfield and Larry G. Pillard.

        Proposal 2. To appoint Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2007 and to authorize the audit committee of the Board of Directors to determine the independent auditors' fees. There were 99,393,575 votes for, 104,689 votes against, 509,567 abstentions and zero broker non-votes.

        Proposal 3. To approve the 2007 Non-Employee Directors Equity Incentive Plan. There were 75,859,393 votes for, 12,121,841 votes against, 832,795 abstentions and 11,193,802 broker non-votes.

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

BUNGE LIMITED
Date: August 9, 2007	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer
/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1	Seventh Amended and Restated Liquidity Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.2	Sixth Amended and Restated Guaranty (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.3	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1

QuickLinks

Table of Contents
PART I – FINANCIAL INFORMATION
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