Form 10-Q
period 2007-09-30
Bunge LTD
filed 2007-11-09
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐        No ☒

        As of November 2, 2007 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 120,939,267

BUNGE LIMITED

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$12,676	$6,965	$30,786	$18,591
Cost of goods sold	(11,769)	(6,480)	(29,047)	(17,534)

Gross profit	907	485	1,739	1,057
Selling, general and administrative expenses	(353)	(255)	(925)	(700)
Interest income	44	29	112	87
Interest expense	(102)	(66)	(251)	(194)
Foreign exchange gains	56	7	178	35
Other income (expense) – net	(5)	3	(2)	7

Income from operations before income tax	547	203	851	292
Income tax expense	(145)	(25)	(221)	(33)

Income from operations after income tax	402	178	630	259
Minority interest	(57)	(19)	(104)	(38)
Equity in earnings of affiliates	6	10	7	36

Net income	$351	$169	$533	$257
Convertible preference share dividends	(8)	—	(25)	—

Net income available to common shareholders	$343	$169	$508	$257

Earnings per common share – basic (Note 13)	$2.84	$1.41	$4.21	$2.15

Earnings per common share – diluted (Note 13)	$2.70	$1.40	$4.12	$2.13

Dividends per common share	$0.17	$0.16	$0.49	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$845	$365
Trade accounts receivable (less allowance of $104 and $224)	2,697	1,879
Inventories (Note 3)	5,622	3,684
Deferred income taxes	142	149
Other current assets (Note 4)	4,454	2,316

Total current assets	13,760	8,393
Property, plant and equipment, net	3,967	3,446
Goodwill (Note 5)	251	236
Other intangible assets	112	99
Investments in affiliates	684	649
Deferred income taxes	939	714
Other non-current assets	1,113	810

Total assets	$20,826	$14,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,529	$454
Current portion of long-term debt	106	156
Trade accounts payable	3,614	2,328
Deferred income taxes	118	54
Other current liabilities (Note 6)	3,589	1,523

Total current liabilities	8,956	4,515
Long-term debt	3,480	2,874
Deferred income taxes	178	180
Other non-current liabilities	904	700
Commitments and contingencies (Note 11)
Minority interest in subsidiaries	602	410
Shareholders' equity:
Convertible preference shares, par value $.01; authorized, issued and outstanding: 2007 and 2006 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 240,000,000 shares; issued and outstanding: 2007 – 120,909,442 shares, 2006 – 119,955,645	1	1
Additional paid-in capital	2,751	2,690
Retained earnings	2,753	2,350
Accumulated other comprehensive income (loss)	511	(63)

Total shareholders' equity	6,706	5,668

Total liabilities and shareholders' equity	$20,826	$14,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$533	$257
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(167)	(93)
Impairment of assets	10	20
Bad debt expense	39	35
Depreciation, depletion and amortization	271	239
Stock-based compensation expense	31	7
Decrease in allowance for recoverable taxes	–	1
Deferred income taxes	(64)	(50)
Minority interest	104	38
Equity in earnings of affiliates	(7)	(36)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(557)	(236)
Inventories	(1,571)	(551)
Prepaid commodity purchase contracts	(103)	(111)
Secured advances to suppliers	124	258
Trade accounts payable	908	113
Advances on sales	(79)	(54)
Unrealized gain on derivative contracts	(199)	(124)
Accrued liabilities	126	30
Other – net	(41)	(291)

Net cash used for operating activities	(642)	(548)

INVESTING ACTIVITIES
Payments made for capital expenditures	(382)	(315)
Investments in affiliates	(36)	(68)
Business acquisitions (net of cash acquired)	(31)	(29)
Related party repayments	1	19
Proceeds from disposal of property, plant and equipment	18	8
Return of capital from affiliate	–	13
Proceeds from sale of investments	–	11

Net cash used for investing activities	(430)	(361)

FINANCING ACTIVITIES
Net change in short-term debt	1,018	339
Proceeds from long-term debt	1,576	761
Repayment of long-term debt	(1,041)	(213)
Proceeds from sale of common shares	23	11
Dividends paid to common shareholders	(59)	(54)
Dividends paid to convertible preference shareholders	(25)	–
Dividends paid to minority interest	(8)	(16)
Other	28	–

Net cash provided by financing activities	1,512	828
Effect of exchange rate changes on cash and cash equivalents	40	14

Net increase (decrease) in cash and cash equivalents	480	(67)
Cash and cash equivalents, beginning of period	365	354

Cash and cash equivalents, end of period	$845	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from Bunge's audited financial statements at that date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Bunge's 2006 Annual Report on Form 10-K as updated by Bunge's Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on November 1, 2007.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    INVENTORIES

          Inventories consist of the following:

(US$ in millions)	September 30, 2007	December 31, 2006
Agribusiness – Readily marketable inventories at market value (1)	$3,645	$2,325
Fertilizer	789	352
Edible oils	357	242
Milling	164	131
Other (2)	667	634

Total	$5,622	$3,684

(1)	Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.
(2)	Other consists of agribusiness inventories, other than readily marketable inventories, carried at lower of cost or market.

4.    OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	September 30, 2007	December 31, 2006
Prepaid commodity purchase contracts	$429	$189
Secured advances to suppliers	345	419
Unrealized gain on derivative contracts	2,488	782
Recoverable taxes	300	296
Margin deposits	321	133
Marketable securities	19	3
Other	552	494

Total	$4,454	$2,316

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    GOODWILL

          At September 30, 2007, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2006	$210	$18	$8	$236
Acquired goodwill (1)	8	(9)	–	(1)
Foreign exchange translation	29	1	–	30
Tax benefit on goodwill amortization (2)	(14)	–	–	(14)

Balance, September 30, 2007	$233	$10	$8	$251

(1)	In the nine months ended September 30, 2007, as a result of certain product line reclassifications, Bunge reclassified goodwill from its edible oil products segment to its agribusiness segment (see Note 15 of the notes to the condensed consolidated financial statements).
(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.    OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	September 30, 2007	December 31, 2006
Accrued liabilities	$953	$630
Unrealized loss on derivative contracts	2,248	665
Advances on sales	257	178
Other	131	50

Total	$3,589	$1,523

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS

          Interest rate derivatives—The interest rate swaps used by Bunge as derivative hedging instruments have been recorded at fair value in other liabilities in the condensed consolidated balance sheet with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is recognized to the extent that these two adjustments do not offset. As of September 30, 2007, Bunge recognized no ineffectiveness related to its interest rate swap hedging instruments. The derivatives Bunge entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential between the fixed and variable interest amounts to be paid or received on the interest rate swaps is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

          In the nine months ended September 30, 2007, Bunge entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the senior notes due 2017 (see Note 7 of the notes to the condensed consolidated financial statements) and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, Bunge makes payments based on six-month LIBOR and receives payments based on fixed interest rates. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

          In the three months ended September 30, 2007, Bunge terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of these swap terminations, Bunge realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

          The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2007:

					Fair Value Loss
	Maturity
(US$ in millions)					September 30, 2007
	2014	2015	2017	Total
Receive fixed/pay variable notional amount	$500	$400	$250	$1,150	$(27)
Weighted average variable rate payable (1)	5.90%	5.46%	5.94%
Weighted average fixed rate receivable	5.35%	5.10%	5.90%

(1)	Interest is payable in arrears based on six-month LIBOR plus a spread.

          Bunge recognized approximately $2 million and $10 million of interest expense in the three and nine months ended September 30, 2007, respectively, and approximately $3 million and $12 million in the three months and nine months ended September 30, 2006, respectively, relating to its outstanding interest rate swap agreements in the condensed consolidated statements of income.

          Foreign exchange derivatives—Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk Bunge has entered into forward purchase and zero cost collar contracts that it has designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), a separate component of shareholders' equity, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be reclassified to earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    FINANCIAL INSTRUMENTS (continued)

  typically within an operating cycle. Results of hedges related to sales in non-functional currencies are recorded in net sales in the condensed consolidated statements of income for the three and nine months ended September 30, 2007. As of September 30, 2007, approximately $323 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2008. At September 30, 2007, the fair value of contracts expected to settle within the next 12 months, which was recorded in other current assets, was approximately $28 million. The change in the fair value of the contracts designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and was approximately $15 million, net of tax, in the nine months ended September 30, 2007. The change in the fair value is reclassified into earnings when the anticipated sales occur with approximately $15 million, net of tax, expected to be reclassified into earnings in 2008. The ineffective portion of these hedges was not material. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

          Bunge uses net investment hedges to offset the translation adjustments arising from remeasuring its investment in the assets, liabilities, revenues, and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss). At September 30, 2007, Bunge had outstanding cross currency swaps with a notional value of $76 million to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. These swaps have maturity dates in 2008. At September 30, 2007, the fair value of these currency swaps was a loss of $16 million, which was recorded in other non-current liabilities in the condensed consolidated balance sheet. Bunge recognized a loss of $10 million on the change in fair value on its outstanding net investment hedge and a loss of $43 million on the settlement of certain other net investment hedges for the nine months ended September 30, 2007, which were included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss).

9.    RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $291 million and $113 million for the three months ended September 30, 2007 and 2006, respectively, and $568 million and $259 million for the nine months ended September 30, 2007 and 2006, respectively. Bunge also sold soybean commodity products and other commodity products to its North American and certain European joint ventures, which totaled $51 million and $46 million for the three months ended September 30, 2007 and 2006, respectively, and $123 million and $99 million for the nine months ended September 30, 2007 and 2006, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    EMPLOYEE BENEFIT PLANS

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
(US$ in millions)
	2007	2006	2007	2006
Service cost	$3	$3	$9	$9
Interest cost	5	5	16	15
Expected return on plan assets	(5)	(5)	(15)	(15)
Recognized prior service cost	–	–	1	1
Recognized net loss	1	1	2	2

Net periodic benefit cost	$4	$4	$13	$12

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
(US$ in millions)
	2007	2006	2007	2006
Service cost	$–	$–	$–	$–
Interest cost	–	–	1	1
Expected return on plan assets	–	–	–	–
Recognized net loss	–	–	–	–

Net periodic benefit cost	$–	$–	$1	$1

          In the nine months ended September 30, 2007 and 2006, Bunge made contributions to its defined benefit pension plans totaling approximately $16 million and $7 million, respectively. In the nine months ended September 30, 2007 and 2006, Bunge made contributions payments to its postretirement benefit plans totaling approximately $2 million in each period.

11.    COMMITMENTS AND CONTINGENCIES

          Bunge is a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at September 30, 2007 and December 31, 2006 are the following accrued liabilities:

(US$ in millions)	September 30, 2007	December 31, 2006
Tax claims	$149	$130
Labor claims	140	112
Civil and other claims	103	89

Total	$392	$331

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

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

          Guarantees—Bunge has issued or was a party to the following guarantees at September 30, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$38
Unconsolidated affiliates financing (2)	15
Customer financing (3)	232

Total	$285

(1)	Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $38 million at September 30, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)	Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts it may be required to pay under this guarantee.

(3)	Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has in certain cases obtained collateral from the customers. At September 30, 2007, $167 million of these financing arrangements were collateralized by tangible property. Bunge has determined the fair value of these guarantees to be immaterial at September 30, 2007.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    COMMITMENTS AND CONTINGENCIES (continued)

          In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At September 30, 2007, debt with a carrying amount of $3,386 million related to these guarantees is included in Bunge's condensed consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

          Also, one of Bunge's subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries. The total debt outstanding as of September 30, 2007 was $92 million which was recorded as long-term debt in Bunge's condensed consolidated balance sheet.

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

12.    COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2007	2006	2007	2006
Net income	$351	$169	$533	$257
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense $0 (2007), $0 (2006)	215	(11)	557	221
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $(1) and $(7) (2007), $0 and $5 (2006)	5	–	16	(8)
Unrealized gain on securities, net of tax expense of $1 and $4 (2007), $0 and $1 (2006)	2	–	8	3
Reclassification of realized (gains) losses to net income, net of tax expense (benefit) of $1 and $5 (2007), $2 and $7 (2006)	(1)	3	(7)	11

Total comprehensive income	$572	$161	$1,107	$484

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

          The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)
	2007	2006	2007	2006
Net income	$351	$169	$533	$257
Convertible preference share dividends	(8)	–	(25)	–

Net income available to common shareholders	$343	$169	$508	$257

Weighted average number of common shares outstanding:
Basic	120,854,591	119,678,573	120,607,259	119,482,420
Effect of dilutive shares:
–Stock options and awards	1,456,602	1,126,177	1,414,801	1,277,885
–Convertible preference shares	7,483,740	–	7,483,740	–

Diluted (1)	129,794,933	120,804,750	129,505,800	120,760,305

Earnings per common share:
Basic	$2.84	$1.41	$4.21	$2.15

Diluted	$2.70	$1.40	$4.12	$2.13

(1)	Approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and nine months ended September 30, 2007 and approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and nine months ended September 30, 2006.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.    INCOME TAXES

          On January 1, 2007, Bunge adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, Bunge recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. Bunge had recorded tax liabilities of $155 million in its condensed consolidated balance sheet at January 1, 2007 related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of accrued interest and penalties as of September 30, 2007. At September 30, 2007, Bunge had recorded tax liabilities of $202 million in its condensed consolidated balance sheet. Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's annual effective income tax rate. Bunge recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

          Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of Bunge's foreign subsidiaries. As of September 30, 2007, this amount increased to approximately $49 million primarily due to the appreciation of the Brazilian real compared to the U.S. dollar. Bunge has requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expects to receive this ruling within the next 12 months. If the ruling is favorable, Bunge's liability related to this unrecognized tax benefit will be reversed.

          Also included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $21 million relating to the deductibility of certain costs at certain of Bunge's European subsidiaries. As of September 30, 2007, this amount has increased to approximately $24 million. Bunge is currently evaluating the impact on these issues of recent court cases and discussions with local tax authorities. If the results of these evaluations are favorable, Bunge expects the liability related to this unrecognized tax benefit will be reversed.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION

          In the first quarter of 2007, Bunge reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the three and nine months ended September 30, 2006 have been reclassified to conform to the current period presentation.

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

  Operating Segment Information

(US$ in millions)	Agri- business	Fertilizer	Edible Oil Products	Milling Products	Unallo- cated	Total
Three Months Ended September 30, 2007
Net sales to external customers	$9,663	$1,256	$1,384	$373	$–	$12,676
Intersegment revenues	1,687	–	54	13	(1,754)	–
Gross profit	538	245	79	45	–	907
Foreign exchange gains (losses)	35	31	1	–	(11)	56
Interest income	9	17	1	–	17	44
Interest expense	(90)	(4)	(7)	(1)	–	(102)
Segment operating profit	319	207	–	20	–	546
Depreciation, depletion and amortization	$(38)	$(37)	$(15)	$(5)	$–	$(95)
Three Months Ended September 30, 2006
Net sales to external customers	$4,838	$883	$1,002	$242	$–	$6,965
Intersegment revenues	603	–	22	4	(629)	–
Gross profit	258	114	81	32	–	485
Foreign exchange gains (losses)	(2)	(3)	(1)	–	13	7
Interest income	7	13	1	–	8	29
Interest expense	(52)	(5)	(7)	(2)	–	(66)
Segment operating profit	70	67	28	14	–	179
Depreciation, depletion and amortization	$(31)	$(33)	$(14)	$(4)	$–	$(82)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION (continued)

(US$ in millions)	Agri- business	Fertilizer	Edible Oil Products	Milling Products	Unallo- cated	Total
Nine Months Ended September 30, 2007
Net sales to external customers	$23,396	$2,664	$3,782	$944	$–	$30,786
Intersegment revenues	3,684	–	102	26	(3,812)	–
Gross profit	911	482	232	114	–	1,739
Foreign exchange gains (losses)	88	97	3	(3)	(7)	178
Interest income	23	48	2	1	38	112
Interest expense	(211)	(14)	(23)	(3)	–	(251)
Segment operating profit	360	414	3	45	–	822
Depreciation, depletion and amortization	$(108)	$(107)	$(44)	$(12)	$–	$(271)
Nine Months Ended September 30, 2006
Net sales to external customers	$13,438	$1,684	$2,755	$714	$–	$18,591
Intersegment revenues	1,709	–	50	13	(1,772)	–
Gross profit	538	201	220	98	–	1,057
Foreign exchange gains (losses)	(20)	38	2	–	15	35
Interest income	20	44	2	2	19	87
Interest expense	(139)	(28)	(22)	(5)	–	(194)
Segment operating profit	39	114	50	48	–	251
Depreciation, depletion and amortization	$(91)	$(97)	$(40)	$(11)	$–	$(239)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    SEGMENT INFORMATION (continued)

        A reconciliation of income from operations before income tax to total segment operating profit follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)
	2007	2006	2007	2006
Income from operations before income tax	$547	$203	$851	$292
Unallocated (income) – net (1)	(1)	(24)	(29)	(41)

Total segment operating profit	$546	$179	$822	$251

(1)	Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

16.    SUBSEQUENT EVENTS

          Cumulative Mandatory Convertible Preference Shares – On November 7, 2007, Bunge sold 750,000 shares of 5.125% cumulative mandatory convertible preference shares (mandatory convertible preference shares) in a public offering, for which Bunge received net proceeds of approximately $735 million, after underwriting discounts and commissions. Bunge also granted the underwriter a 30-day option to purchase up to 112,500 additional mandatory convertible preference shares to cover over-allotments. This option was exercised in full on November 8, 2007, and the sale of the additional 112,500 mandatory convertible preference shares is expected to close on November 13, 2007. Bunge expects to receive net proceeds of approximately $110 million, after underwriting discounts and commissions, from the exercise of the over-allotment option. The annual dividend on each mandatory convertible preference share will be $51.25 and will be payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. Each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2190 and 9.6984 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2190 Bunge Limited common shares. The conversion rates are subject to specified adjustments.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2007 Overview

        Our agribusiness segment results for the third quarter of 2007 were significantly higher than last year's third quarter primarily due to increased volumes across most product lines and regions and higher margins in grains and oilseeds. Global prices for agricultural commodities were at historically high levels, largely as a result of certain grain and oilseed crop production shortfalls in key consumption markets such as Europe. These regional supply constraints created opportunities for greater volumes of grain exports to Europe and other parts of the world from our operations in North and South America and Eastern Europe. This increased export activity also provided opportunities to optimize our logistics network; consequently results from ocean freight activities were good compared to a difficult third quarter last year. In addition, our risk management processes performed well during a period that experienced significant volatility in agricultural commodity market prices.

        Our fertilizer results for the third quarter of 2007 increased from the third quarter of 2006 due primarily to higher international fertilizer prices and high ocean freight rates, both of which benefited fertilizer margins as Brazilian products are priced to import parity. The third and fourth quarters historically include the highest concentration of fertilizer sales, but very strong volumes reported in the second quarter of 2007 resulted from soybean farmers accelerating purchases because of favorable agricultural commodity prices and concerns about increasing crop input prices. This acceleration shifted some of the volumes typically sold during the second half of the year into the second quarter of 2007 and, accordingly, volumes for the third quarter of 2007 declined slightly when compared to the same quarter last year.

        Our edible oil products segment results for the third quarter of 2007 declined when compared to the same quarter last year as high raw material prices in Europe and continued high inventory stocks in the United States reduced margins. In addition, selling, general and administrative expenses (SG&A) were higher during 2007 largely as a result of investments in expansion of edible oil products segment activities in Europe and Asia. Edible oil products segment results in Brazil and Canada were strong with good volumes and margins, partially offsetting weaker results in Europe.

        Milling product segment results were higher in the third quarter of 2007 than the same quarter last year due to increased volume and an improved product mix in corn milling, which more than offset weaker results in wheat milling that resulted primarily from higher operating expenses.

Segment Results

        In the first quarter of 2007, we reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts in our segment results for the three and nine months ended September 30, 2006 have been reclassified to conform to the current period presentation.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2007	2006	Change	2007	2006	Change
Volumes (in thousands of metric tons):
Agribusiness	31,168	26,155	19%	86,261	75,156	15%
Fertilizer	4,033	4,069	(1)%	9,529	7,657	24%
Edible oil products	1,418	1,264	12%	4,069	3,511	16%
Milling products	1,097	995	10%	3,010	2,962	2%

Total	37,716	32,483	16%	102,869	89,286	15%

Net sales:
Agribusiness	$9,663	$4,838	100%	$23,396	$13,438	74%
Fertilizer	1,256	883	42%	2,664	1,684	58%
Edible oil products	1,384	1,002	38%	3,782	2,755	37%
Milling products	373	242	54%	944	714	32%

Total	$12,676	$6,965	82%	$30,786	$18,591	66%

Cost of goods sold:
Agribusiness	$(9,125)	$(4,580)	99%	$(22,485)	$(12,900)	74%
Fertilizer	(1,011)	(769)	31%	(2,182)	(1,483)	47%
Edible oil products	(1,305)	(921)	42%	(3,550)	(2,535)	40%
Milling products	(328)	(210)	56%	(830)	(616)	35%

Total	$(11,769)	$(6,480)	82%	$(29,047)	$(17,534)	66%

Gross profit:
Agribusiness	$538	$258	109%	$911	$538	69%
Fertilizer	245	114	115%	482	201	139%
Edible oil products	79	81	(2)%	232	220	5%
Milling products	45	32	41%	114	98	16%

Total	$907	$485	87%	$1,739	$1,057	65%

Selling, general and administrative expenses:
Agribusiness	$(173)	$(141)	23%	$(451)	$(360)	25%
Fertilizer	(82)	(52)	58%	(199)	(141)	41%
Edible oil products	(74)	(46)	61%	(211)	(152)	39%
Milling products	(24)	(16)	50%	(64)	(47)	36%

Total	$(353)	$(255)	38%	$(925)	$(700)	32%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)
	2007	2006	Change	2007	2006	Change
Foreign exchange gains (losses):
Agribusiness	$35	$(2)		$88	$(20)
Fertilizer	31	(3)		97	38
Edible oil products	1	(1)		3	2
Milling products	–	–		(3)	–

Total	$67	$(6)		$185	$20

Interest income:
Agribusiness	$9	$7	29%	$23	$20	15%
Fertilizer	17	13	31%	48	44	9%
Edible oil products	1	1	–%	2	2	–%
Milling products	–	–	–%	1	2	(50)%

Total	$27	$21	29%	$74	$68	9%

Interest expense:
Agribusiness	$(90)	$(52)	73%	$(211)	$(139)	52%
Fertilizer	(4)	(5)	(20)%	(14)	(28)	(50)%
Edible oil products	(7)	(7)	–%	(23)	(22)	5%
Milling products	(1)	(2)	(50)%	(3)	(5)	(40)%

Total	$(102)	$(66)	55%	$(251)	$(194)	29%

Segment operating profit:
Agribusiness	$319	$70	356%	$360	$39	823%
Fertilizer	207	67	209%	414	114	263%
Edible oil products	–	28	(100)%	3	50	(94)%
Milling products	20	14	43%	45	48	(6)%

Total (1)	$546	$179	205%	$822	$251	227%

Depreciation, depletion and amortization:
Agribusiness	$38	$31	23%	$108	$91	19%
Fertilizer	37	33	12%	107	97	10%
Edible oil products	15	14	7%	44	40	10%
Milling products	5	4	25%	12	11	9%

Total	$95	$82	16%	$271	$239	13%

Net income	$351	$169	108%	$533	$257	107%

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

        Below is a reconciliation of income from operations before income tax to total segment operating profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ millions)
	2007	2006	2007	2006
Income from operations before income tax	$547	$203	$851	$292
Unallocated (income) – net (1)	(1)	(24)	(29)	(41)

Total segment operating profit	$546	$179	$822	$251

(1)
Includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 100% due to significantly higher average selling prices for agricultural commodity products and a 19% increase in volumes. Volumes increased primarily in North and South America as a result of crop production shortfalls primarily in Europe and Australia, which created opportunities for increased exports of grains and oilseeds from Brazil, the United States and Eastern Europe to Europe and other regions.

        Cost of goods sold increased 99% primarily due to significant increases in raw material costs and very high levels of ocean freight rates. The U.S. dollar weakened against most foreign currencies, including the Brazilian real, thus increasing local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate strengthened 13% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Partially offsetting the increase in cost of goods sold were reductions in industrial expenses in Brazil as a result of 2006 restructuring actions.

        Gross profit increased 109% primarily due to margin and volume increases. Results also benefited from optimization of our logistics network during a significant shift in the movement of commodities across regions that resulted from the global crop shortages. Our risk management activities also performed strongly during a period of significant price volatility in commodity and freight markets.

        SG&A increased 23% primarily due to higher variable personnel costs, increased financial transactional costs in South America resulting from higher prices and the impact of the weaker U.S. dollar on local currency costs when translated into U.S. dollars.

        Foreign exchange gains largely offset the impact of currency fluctuations on cost of goods sold and SG&A expenses. Interest expense increased 73% primarily due to higher average borrowings financing increased commodity inventories. The increase in commodity inventory levels was the result of significant increases in commodity prices and also higher volumes. Short term interest rates were also higher during the three months ended September 30, 2007 when compared to the same period of 2006.

        Segment operating profit increased 356% primarily due to higher gross profit which more than offset increased SG&A and financial costs.

        Fertilizer Segment.    Fertilizer segment net sales increased 42% as a result of high international fertilizer prices and high ocean freight rates as Brazilian products are priced to import parity. The increase in prices more than offset a 1% decrease in volumes that resulted primarily from reduced volumes of phosphate product sales to retailers, partially offset by increased retail sales volumes driven by higher demand for corn and sugarcane plantings. The phosphate product reduction resulted primarily from a shift of volumes into the second quarter as soybean farmers made purchases in advance of continuing increases in input costs.

        Cost of goods sold increased 31% primarily due to increased raw material prices and higher costs due to the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the third quarter of 2006. The impact of currency fluctuations on cost of goods sold was largely offset by foreign exchange gains from our cost hedging program discussed in "—Consolidated Financial Costs" below.

        Gross profit increased 115% due to high international fertilizer selling prices and favorable raw material costs from earlier contracted supply agreements.

        SG&A increased 58% due to increases in bad debt expense, increased employee-related costs and higher transaction costs related to increased selling prices. SG&A expenses also increased due to the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars compared to the third quarter of 2006.

        Foreign exchange gains during the quarter ended September 30, 2007 resulted from our program to hedge the negative impact of a stronger Brazilian real on cost of goods sold and SG&A. The impact of currency fluctuations on SG&A was partially offset by foreign exchange gains from our cost hedging program discussed in "—Consolidated Financial Costs" below.

        Segment operating profit increased 209% primarily due to the increase in gross profit.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 38% due to higher average selling prices and a 12% increase in volumes. Volume growth occurred primarily in Europe and Asia where we have invested in expanding this operating segment. The increase in average selling prices was largely driven by tight softseed vegetable oil supplies caused by weather related crop shortfalls in Europe. The weaker U.S. dollar compared to most foreign currencies, including the Brazilian real and the euro, also increased net sales when translated into U.S. dollars.

        Cost of goods sold increased 42% due to the 12% increase in volumes and the higher prices of raw materials caused by the reduced supply resulting from production declines. The weaker U.S. dollar compared to most foreign currencies, including the Brazilian real and the euro, also increased costs when translated into U.S. dollars.

        Gross profit decreased 2% due to difficulties in immediately passing on price increases to customers, primarily in Europe.

        SG&A increased 61% primarily due to investments in expansion of edible oil products segment activities in Europe and Asia.

        Segment operating profit decreased 100% due to the combination of lower gross profit and higher SG&A.

        Milling Products Segment.    Milling products segment net sales increased 54% primarily due to significantly higher selling prices related to the increase of raw material costs. A 10% increase in volumes, including increases in both wheat and corn milling, and the effects of the stronger Brazilian real on local currency costs when translated into U.S. dollars also increased net sales.

        Cost of goods sold increased 56% primarily due to the increase in volumes and higher raw material costs resulting from high commodity prices. Gross profit increased 41% as higher volumes and an improved product mix in corn milling improved gross margins, which were partially offset by weaker margins in wheat milling as a result of higher operating expenses.

        SG&A increased 50% primarily due to the effects of a stronger Brazilian real.

        Segment operating profit increased 43% in the third quarter of 2007 from last year's third quarter strong performance as a result of the improvements in corn milling volumes and product mix, offset partially by increased SG&A costs in wheat milling.

        Consolidated Financial Costs.    A summary of consolidated financial costs for the periods indicated follows:

	Three Months Ended September 30,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$44	$29	52%
Interest expense	(102)	(66)	55%
Foreign exchange gains	56	7

        Interest expense increased 55% primarily due to higher short-term interest rates and higher average working capital requirements caused by the significantly higher commodity prices. Foreign exchange gains related largely to our foreign exchange program to hedge the impacts of the stronger Brazilian real and the euro on translated local currency cost of goods sold and SG&A.

        Other Income (Expense) – net.    Other income (expense) – net decreased $8 million to a loss of $5 million in the third quarter of 2007 from income of $3 million in the third quarter of 2006.

        Income Tax Expense.    We recognized an income tax expense of $145 million for the third quarter of 2007 versus an expense of $25 million in the third quarter of 2006. Income tax expense for the third quarter of 2006 included a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the Foreign Sales Corporation/Extraterritorial Income Exclusion provision of the U.S. Internal Revenue Code. The effective tax rate for the three months ended September 30, 2007 was 26% compared to 2% for the three months ended September 30, 2006, excluding the aforementioned $21 million charge.

        The increase in income tax expense was primarily due to an increase in income from operations before income tax most of which occurred in subsidiaries that are in jurisdictions with higher income tax rates. Higher earnings in lower tax jurisdictions contributed to the lower effective tax rate in 2006.

        Minority Interest.    Minority interest expense increased $38 million to $57 million in the third quarter of 2007 from $19 million in the third quarter of 2006 due to higher earnings from our non-wholly owned subsidiaries.

        Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased $4 million to $6 million in the third quarter of 2007 from $10 million in third quarter of 2006 due to lower earnings from our joint ventures.

        Net Income.    Net income increased $182 million to $351 million in the third quarter of 2007 from $169 million in the third quarter of 2006. Net income for the third quarter of 2007 includes $2 million of impairment and restructuring charges. Net income for the third quarter of 2006 included a litigation settlement gain of $4 million, net of tax, $1 million of expense, net of tax, relating to the incremental share-based compensation cost as a result of the adoption of SFAS No. 123R, Share-Based Payment (SFAS 123R) and an income tax expense of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 74% due to higher average selling prices for agricultural commodity products and a 15% increase in volumes. Volumes increased primarily in North and South America, both of which benefited from increased export volumes resulting from weather-related global production shortfalls in wheat, oilseeds and corn. Selling prices increased as agricultural commodity prices rose.

        Cost of goods sold increased 74% primarily due to the significant increases in commodity prices and very high levels ocean freight rates. Operational expenses were also higher due to the impact of the weaker U.S. dollar on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate strengthened 9% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The impact of currency fluctuations on cost of goods sold was largely offset by gains from our foreign currency hedging programs as discussed below. The nine months ended September 30, 2007 and 2006 included impairment and restructuring charges of $5 million and $20 million, respectively.

        Gross profit increased 69% primarily due to higher volumes and margins. Increased margins resulted from higher oilseed processing margins in most regions and from optimization of our logistics network during a significant shift in the movement of commodities across regions that resulted from the global crop shortages. Our risk management activities also performed strongly during a period of volatility in commodity and freight markets, particularly during the third quarter.

        SG&A increased 25% primarily due to personnel hires in the first quarter of 2007 to support growth in new product lines such as sugar, and to increases in variable compensation costs. SG&A was also impacted by the effects of a weaker U.S. dollar on local currency costs when translated into U.S. dollars The impact of currency fluctuations on SG&A was largely offset by gains from our foreign currency hedging programs as discussed in "—Consolidated Financial Costs" below.

        Foreign exchange gains largely offset the impact of currency fluctuations in cost of goods sold and SG&A expenses. Interest expense increased 52% primarily due to increases in short-term interest rates and higher average borrowings resulting from significant commodity price increases which increased working capital requirements.

        Segment operating profit increased 823% primarily due to higher gross profit partially offset by higher SG&A and interest expense.

        Fertilizer Segment.    Fertilizer segment net sales increased 58% primarily due to high international fertilizer prices and a 24% increase in volumes. International fertilizer price increases and high ocean freight rates increased selling prices as Brazilian products are priced to import parity. Volumes increased as a result of high agricultural commodity prices, which provided incentives to farmers to increase plantings and fertilizer application rates.

        Cost of goods sold increased 47% primarily due to higher sales volumes, higher raw material costs attributable to higher international prices and higher operating expenses primarily due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to 2006. The impact of currency fluctuations on cost of goods sold was largely offset by foreign exchange gains from our foreign currency hedging programs as discussed in "—Consolidated Financial Costs" below.

        Gross profit increased by 139% primarily due to high international fertilizer prices and higher sales volumes driven by higher agricultural commodity prices and related production increases. The nine months ended September 30, 2007 benefited from favorable raw material costs resulting from earlier contracted supply agreements.

        SG&A increased 41% as a result of higher bad debt expense, higher variable personnel costs and the impact of the stronger Brazilian real. The impact of currency fluctuations was largely offset by foreign exchange gains from our foreign currency hedging programs as discussed in "—Consolidated Financial Costs" below. SG&A for the nine months ended September 30, 2006 included a reversal of a Brazilian social contribution tax provision of $12 million resulting from a favorable court ruling, which partially offset $2 million of cash restructuring charges relating to a workforce reduction.

        Foreign exchange results for the nine months ended September 30, 2007 and 2006 included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A.

        Segment operating profit increased 263% primarily due to higher gross profit, partially offset by higher SG&A costs.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 37% due to higher average selling prices and a 16% increase in volumes. Selling prices increased with higher soybean and softseed oil raw material prices. Volume increases were primarily in Europe where we have invested in expanding operations in the edible oil products segment.

        Cost of goods sold increased 40% due to higher raw material costs and the 16% increase in volumes. Included in cost of goods sold for the nine months ended September 30, 2007 and 2006 were $5 million and $2 million, respectively, of impairment and restructuring charges.

        Gross profit increased by 5% primarily due to volume increases.

        SG&A increased 39% primarily due to investments in expanding operations in the edible oil products segment in Europe and Asia.

        Segment operating profit decreased 94% primarily due to SG&A and other cost increases to expand segment operations in Europe and Asia, which more than offset increased gross profits.

        Milling Products Segment.    Milling products segment net sales increased 32% mainly due to higher average selling prices for wheat and corn milling products. Selling prices increased as a result of higher raw material costs. Volumes increased by 2%.

        Cost of goods sold increased 35% mostly due to higher raw material costs and increases in operating expenses resulting from the effects of a stronger Brazilian real on wheat milling local currency costs when translated into U.S dollars. Raw material cost increases were largely due to higher wheat and corn raw material prices.

        Gross profit increased 16% primarily due to a higher margin product mix and a small increase in volumes.

        SG&A increased 36% mainly due to higher Brazilian transaction taxes resulting from increased prices and the impact of a stronger Brazilian real on local currency costs translated to U.S. dollars.

        Segment operating profit decreased 6% as increases in SG&A more than offset increased gross profit.

        Consolidated Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Nine Months Ended September 30,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$112	$87	29%
Interest expense	(251)	(194)	29%
Foreign exchange gains	178	35

        Interest income increased 29% primarily due to higher average balances of interest bearing accounts receivable relating largely to higher commodity and international fertilizer prices. Interest expense increased 29% due to higher average interest rates and average borrowings resulting from higher working capital requirements resulting from increased commodity prices.

        Foreign exchange gains of $178 million in the nine months ended September 30, 2007 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 16% appreciation in the value of the Brazilian real versus the U.S. dollar at September 30, 2007 compared to December 31, 2006. Foreign exchange results included hedging gains relating to our 2007 foreign exchange program to hedge the effects of exchange rate movements on our fertilizer segment cost of goods sold and SG&A expenses in Brazil. In the nine months ended September 30, 2006, foreign exchange gains of $35 million related to the 8% appreciation in the value of the Brazilian real versus to the U.S. dollar. Foreign exchange results for 2007 and 2006 are net of related hedging costs.

        Other Income (Expense) – net.    Other income (expense) – net decreased $9 million to a loss of $2 million in the nine months ended September 30, 2007 from income of $7 million in the nine months ended September 30, 2006.

        Income Tax Expense.    Income tax expense increased $188 million to $221 million in the nine months ended September 30, 2007 from $33 million in the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 26%. Income tax expense for the nine months ended September 30, 2006 includes a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005. Excluding this item, the effective tax rate for the nine months ended September 30, 2006 was 4%.

        The increase in our effective tax rate was primarily due to an increase in projected income from operations before income tax. Most of the increase in income from operations before income tax was in subsidiaries that are in jurisdictions with higher income tax rates. Higher earnings in lower tax jurisdictions contributed to the lower effective tax rate in 2006.

        Minority Interest.    Minority interest expense increased $66 million to $104 million in the nine months ended September 30, 2007 from $38 million in the nine months ended September 30, 2006 primarily due to increased earnings from our non-wholly owned subsidiaries.

        Equity in Earnings of Affiliates.    Equity earnings of affiliates decreased $29 million to $7 million in the nine months ended September 30, 2007 from $36 million in the nine months ended September 30, 2006 largely due to lower earnings from Solae and Diester, our European biodiesel joint venture. The decrease in earnings from Solae related largely to Solae's recording of income valuation allowances against certain foreign deferred tax assets and a charge related to a product liability claim. Biodiesel margins during the nine months ended September 30, 2007 declined compared to the same period of 2006, which resulted in reduced Diester earnings.

        Net Income.    Net income increased $276 million to $533 million in the nine months ended September 30, 2007 from $257 million in the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2006 included impairment and restructuring charges of $16 million, net of tax, a reversal of a Brazilian social contribution tax provision of $6 million, net of tax, and after minority interest a litigation settlement gain of $4 million, net of tax, and an income tax expense of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005.

Liquidity and Capital Resources

        Our primary financial objective is to maintain sufficient liquidity through a conservative balance sheet that provides flexibility to pursue our growth objectives. Our current ratio, defined as current assets divided by current liabilities, was 1.54 and 1.86 at September 30, 2007 and December 31, 2006, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $845 million at September 30, 2007 and $365 million at December 31, 2006.

        Included in our inventories were readily marketable inventories of $3,645 million at September 30, 2007 and $2,325 million at December 31, 2006. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

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

        Brazilian farm economics in 2005 and 2006 were adversely affected by volatility in soybean prices, poor crop quality and yields in certain regions and a steadily appreciating Brazilian real. Certain Brazilian farmers responded to these conditions by delaying payment on outstanding amounts owed to farm input suppliers. Higher commodity prices in the nine months ended September 30, 2007, driven partially by anticipated demand increases for corn and vegetable oils to support growing food and biofuels demand and by certain global production shortfalls in wheat, corn and oilseeds, have contributed to an improvement in Brazilian farm economics. However, Brazilian farmers continue to face high unpaid debt balances and a strong Brazilian real. In addition, crop input prices are significantly higher in 2007 than 2006. As a result of these factors and our review of individual accounts receivable balances, we have increased our allowance for doubtful accounts in the fertilizer segment since December 31, 2006. While we expect farm economics in Brazil to continue to improve, the recovery process for many farmers will likely extend well beyond one crop cycle. Below is a table of our fertilizer segment short-  and long-term trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions)	September 30, 2007	December 31, 2006
Accounts receivable	$912	$746

Allowance for doubtful accounts	$196	$144

Allowance for doubtful accounts as a percentage of trade accounts receivable	21%	19%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality for specific accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and we have increased our collateral requirements for certain customers. Based on our collectibility evaluation during the third quarter of 2007, we reclassified certain accounts receivable from trade accounts receivable to other non-current assets in the condensed consolidated balance sheet. As of September 30, 2007, the balance of the reclassified non-current accounts receivable was $287 million and the related non-current allowance for doubtful accounts was $170 million.

        Secured Advances to Farmers and Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At September 30, 2007, we had $1,077 million in outstanding prepaid commodity purchase contracts and secured advances to farmers in Brazil compared to $866 million at December 31, 2006. The allowance for uncollectible advances totaled $49 million at

September 30, 2007 and $40 million at December 31, 2006. We closely monitor the collectibility of these advances. Against these outstanding balances owed to us, we also had $80 million and $35 million, as of September 30, 2007 and December 31, 2006, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. Interest earned on these financing arrangements amounted to $12 million and $42 million for the three and nine months ended September 30, 2007, respectively, compared to $17 million and $62 million in the three and nine months ended September 30, 2006, respectively, and is reflected in net sales in our condensed consolidated statements of income.

        Included in the outstanding balances for prepaid commodity purchase contracts and secured advances to farmers at September 30, 2007 and December 31, 2006 were long-term secured advances to suppliers of $296 million and $258 million, respectively. We extend secured advances to suppliers on a long-term basis as Brazilian producers increase acreage used for the production of agricultural commodities. These advances are used by our suppliers to invest in the cultivation of newly-converted land and other supplies needed for the production of agricultural commodities. Often these new production areas will take two to three years to reach normal yields. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities from the increased acreage.

        Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $45 million and $54 million at September 30, 2007 and December 31, 2006, respectively. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $171 million and $104 million at September 30, 2007 and December 31, 2006, respectively.

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

        Our short-term and long-term debt increased by $1,631 million at September 30, 2007 from December 31, 2006, primarily to finance higher working capital levels. The increase in working capital was caused by a combination of higher prices for agricultural commodities and higher volumes. Generally, during periods when commodity prices are high, our operations require increased levels of working capital which results in higher debt levels.

        To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes. At September 30, 2007, we had approximately $2,050 million of aggregate committed borrowing capacity under our commercial paper program and long-term revolving credit facilities, all of which are with a number of lending institutions. Of this committed borrowing capacity, $1,016 million was unused and available at September 30, 2007.

        The following table summarizes committed borrowing facilities and outstanding amounts at September 30, 2007 and December 31, 2006:

(US$ in millions)	Maturity	September 30, 2007	December 31, 2006	Total Availability
Commercial Paper	2012	$284	$90	$600
Revolving Credit Facilities (1)	2009 – 2010	750	450	1,450

Total		$1,034	$540	$2,050

  (1)
  Borrowings under the revolving credit facilities are classified as long-term debt, consistent with the long-term maturity of the facilities. Individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each individual borrowing matures.

        At September 30, 2007, we had $284 million outstanding under our commercial paper program. We maintain committed back-up bank credit lines equal to the maximum capacity of our commercial paper program of

$600 million. In June 2007, the maturity of these committed back-up bank credit lines was extended for a five-year period to June 2012. If we were unable to access the commercial paper market at any time during this period, we would borrow under these committed bank credit lines, all of which are with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's. In October 2007, the facility agreement for the back-up bank credit lines was further amended to permit borrowings for general corporate purposes, enabling us to borrow under these committed back-up bank credit lines even in the absence of outstanding commercial paper. The aggregate balance of any such borrowings together with outstanding commercial paper will continue to be limited to $600 million. The cost of borrowing under the committed back-up bank credit lines would be higher than the cost of borrowing under our commercial paper program. At September 30, 2007, no amounts were outstanding under these committed back-up bank credit lines amount.

        In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions. These credit lines are negotiated as we deem necessary based on our liquidity requirements. At September 30, 2007 and December 31, 2006, $596 million and $225 million, respectively, was outstanding under such short-term credit lines, which are included in short-term debt in our condensed consolidated balance sheets. We are currently negotiating with a number of lending institutions, and have to date obtained commitments from such lending institutions for, an anticipated $1 billion, 364-day committed revolving credit facility. The facility is expected to close during the fourth quarter of 2007. We expect to use borrowings under the facility partly to refinance borrowings currently outstanding under our uncommitted short-term credit lines.

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

        In the nine months ended September 30, 2007, we entered into interest rate swaps with a notional amount of $250 million maturing in April 2017 and a notional amount of $200 million maturing in May 2013 for the purpose of managing our interest rate exposure associated with the senior notes due 2017 and $200 million of the $300 million principal amount of our senior notes due 2013, respectively. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR, and will receive payments based on fixed interest rates. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). In the three months ended September 30, 2007, we terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of the swap terminations, we realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. We were in compliance with these covenants as of September 30, 2007.

        Shareholders' Equity.    Shareholders' equity increased to $6,706 million at September 30, 2007 from $5,668 million at December 31, 2006, as a result of net income of $533 million, $38 million from the issuance of our common shares ($23 million upon the exercise of employee stock options and $15 million related to the issuance of restricted stock units that had vested), $23 million related to stock-based compensation expense, and other comprehensive income of $574 million, which includes foreign exchange translation gains of $557 million. This increase was partially offset by $46 million relating to the initial adoption of FIN 48, Accounting for Uncertainty in Income Taxes, dividends paid to common shareholders of $59 million and to preference shareholders of $25 million during the nine months ended September 30, 2007.

        In addition, on November 7, 2007, we sold 750,000 shares of 5.125% cumulative mandatory convertible preference shares (mandatory convertible preference shares) in a public offering, for which we received net proceeds of approximately $735 million, after underwriting discounts and commissions. We also granted the underwriter a 30-day option to purchase up to 112,500 additional mandatory convertible preference shares to cover over-allotments. This option was exercised in full on November 8, 2007, and the sale of the additional 112,500 mandatory convertible preference shares is expected to close on November 13, 2007. We expect to receive net proceeds of approximately $110 million, after underwriting discounts and commissions, from the exercise of the over-allotment option. The annual dividend on each mandatory convertible preference share will be $51.25 and will be payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. Each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2190 and 9.6984 Bunge Limited common shares. Each mandatory convertible preference shares is also convertible at any time before December 1, 2010, at the holder's option, into 8.2190 Bunge Limited common shares. The conversion rates are subject to specified adjustments.

  Cash Flows

        In the nine months ended September 30, 2007, our cash and cash equivalents balance increased $480 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $67 million decrease in our cash and cash equivalents balance in the nine months ended September 30, 2006.

        Our operating activities used cash of $642 million in the nine months ended September 30, 2007, compared to cash used of $548 million in the nine months ended September 30, 2006. Our cash flow from operations varies depending on the market prices and the timing of the acquisition of and payment for agricultural commodity inventories. The decrease in the cash flow from operating activities is primarily due to higher levels of working capital. The higher levels of working capital are primarily attributable to an increase in readily marketable commodity inventories partially offset by increased accounts payable resulting from higher commodity prices and increased purchases in North and South America and Europe.

        Cash used by investing activities was $430 million in the nine months ended September 30, 2007, compared to cash used of $361 million in the nine months ended September 30, 2006. Payments made for capital expenditures included investments in property, plant and equipment totaling $382 million and consisted primarily of additions under our capital expenditure plan. The majority of capital expenditures in the nine months ended September 30, 2007 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion. Proceeds from the disposal of property, plant and equipment for the nine months ended September 30, 2007 included $18 million received from sale of land.

        Investments in affiliates included in cash flows from investing activities for the nine months ended September 30, 2007 included $31 million of additional investments in biofuels joint ventures in North and South America. For the nine months ended September 30, 2006, cash flow from investing activities included primarily $16 million to acquire a 25% ownership interest in a company that manufactures edible oil products in Russia and an additional investment of $35 million in our existing Brazilian port terminal joint ventures. Investing activities in the nine months ended September 30, 2006 also included capital returns of $13 million primarily from our Solae joint venture and the collection of an $11 million note receivable from our DII biodiesel joint venture.

        Cash provided by financing activities was $1,512 million in the nine months ended September 30, 2007, compared to cash provided of $828 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, we increased our borrowings by $1,553 million and $887 million, respectively, primarily to finance our working capital requirements. Dividends paid to our common shareholders in the nine months ended September 30, 2007 were $59 million and were $54 million in the nine months ended September 30, 2006. Dividends paid to holders of our convertible preference shares (issued in November 2006) were $25 million for the nine months ended September 30, 2007.

  Guarantees

        We have issued or were a party to the following guarantees at September 30, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$38
Unconsolidated affiliates financing (2)	15
Customer financing (3)	232

Total	$285

  (1)
  Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13,  Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $38 million at September 30, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

  (2)
  Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our joint ventures in Argentina, our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

  (3)
  We have issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in certain cases obtained collateral from the customers. At September 30, 2007, $167 million of these financing arrangements were collateralized by tangible property. We have determined the fair value of these guarantees to be immaterial at September 30, 2007.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At September 30, 2007, debt with a carrying amount of $3,386 million, related to these guarantees, is included in the condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any of our other subsidiaries to transfer funds to Bunge Limited.

        Also, one of our subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries. The total debt outstanding as of September 30, 2007 was $92 million which was recorded as long-term debt in our condensed consolidated balance sheet.

Dividends

        We paid a regular quarterly cash dividend of $0.17 per common share on August 31, 2007 to common shareholders of record on August 17, 2007. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2007 to holders of record on August 15, 2007. On October 2, 2007, we announced a regular quarterly common share dividend of $0.17 per common share payable on November 30, 2007 to common shareholders of record on November 16, 2007. We also announced a quarterly cash dividend of $1.21875 per share on our 4.875% cumulative convertible perpetual preference shares, payable on December 1, 2007 to holders of record on November 15, 2007.

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

Recent Accounting Pronouncement Adoption

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, we recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. We have recorded tax liabilities of $155 million in our condensed consolidated balance sheet at January 1, 2007, related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. There were no significant changes related to the balance of accrued interest and penalties as of September 30, 2007. At September 30, 2007, we had recorded tax liabilities of $202 million in our condensed consolidated balance sheet. Substantially all of the unrecognized tax benefits balance, if recognized, would affect our annual effective income tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of our foreign subsidiaries. As of September 30, 2007, this amount increased to approximately $49 million primarily due to the appreciation of the Brazilian real compared to the U.S. dollar. We have requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expect to receive this ruling within the next 12 months. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

        Also included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $21 million relating to the deductibility of certain costs at certain of our European subsidiaries. As of September 30, 2007 this amount has increased to approximately $24 million. We are currently evaluating the impact on these issues of recent court cases and discussions with local tax authorities. If the results of these evaluations are favorable, we expect the liability related to this unrecognized tax benefit will be reversed.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, commodity exchanges. As a result, credit risk arising from these contracts is not significant. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$889	$(89)	$510	$(51)
Highest short position	(85)	(9)	(322)	(32)

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

        We use derivative financial instruments to hedge portions of our ocean freight costs, including our commitments under time charters. The ocean freight derivatives are recognized in the condensed consolidated balance sheets at fair value. A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133) of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of ocean freight derivatives that are qualified, designated and highly effective as fair value hedges are recorded in earnings and are offset by equivalent adjustments in the carrying value of the hedged firm commitments. Gains or losses related to ocean freight derivative instruments that are not designated as hedges for accounting purposes are also recorded in earnings.

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of September 30, 2007 and $1,071 as of December 31, 2006. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $180 million and $171 million in the nine months ended September 30, 2007 and year ended December 31, 2006, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	September 30, 2007	December 31, 2006
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,760)	$(1,750)
Market risk	(276)	(175)
Agricultural commodities inventories	2,181	1,312
Net currency short position, less agricultural commodities inventories (1)	(579)	(438)
Market risk (1)	$(58)	$(44)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(571)	$(171)
Market risk	(57)	(17)
Agricultural commodities inventories	554	175
Net currency (short) long position, less agricultural commodities inventories	(17)	4
Market risk	$(2)	$–
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(572)	$(388)
Market risk	(57)	(38)
Agricultural commodities inventories	592	330
Net currency long (short) position, less agricultural commodities inventories	20	(58)
Market risk	$2	$(6)

(1)
The market risk for our Brazilian operations excludes U.S. dollar-linked fertilizer inventories of $495 million and $352 million at September 30, 2007 and December 31, 2006, respectively, which also provide a natural hedge to our currency exposure. Including the fertilizer inventories reduces the net currency short position, less agricultural commodities inventories at September 30, 2007 and December 31, 2006 to $84 million and $86 million short position, respectively.

        We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in the assets, liabilities, revenues and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss), a separate component of shareholders' equity. At September 30, 2007, we have outstanding cross currency swaps with a notional value of $76 million to hedge our net investment in Brazilian assets. These swaps have maturity dates in 2008. At September 30, 2007, the fair value of these currency swaps was a loss of $16 million, which was recorded in other non-current liabilities, in the condensed consolidated balance sheet. We recognized a loss of $10 million on the change in fair value on our outstanding net investment hedge and a loss of $43 million on the settlement of certain other net investment hedges for the nine months ended September 30, 2007, which were included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss). These hedges are excluded in the determination of our exposure.

        In addition, to minimize our risk from exchange fluctuations in connection with anticipated sales in foreign currencies, we have entered into forward purchase and zero cost collar contracts that we have designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in accumulated other comprehensive income (loss), until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income (loss) will be released to net income some time after the maturity of the related derivative. Results of hedges related to sales in foreign currencies are recorded in net sales. As of September 30, 2007, approximately $323 million of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2007. At September 30, 2007, the fair value of contracts expected to settle within the next 12 months, which was recorded in other current assets, was approximately $28 million. The change in the fair value of the contracts designated as cash flow hedges was recorded in accumulated other comprehensive income (loss) and was approximately $15 million, net of tax, in the nine months ended September 30, 2007. The change in the fair value is reclassified into earnings when the anticipated sales occur with approximately $15 million, net of tax, expected to be released into earnings in 2008. The ineffective portion of these hedges was not material. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

Interest Rate Risk

        There was no significant change in our interest rate risk profile in the three and nine months ended September 30, 2007.

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

        In the nine months ended September 30, 2007, we entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with the $250 million principal amount of senior notes due 2017 (see Note 7 of the notes to the condensed consolidated financial statements) and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, we will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        In the three months ended September 30, 2007, we terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of these swap terminations, we realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the condensed consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

        The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2007:

					Fair Value Loss
	Maturity
(US$ in millions)
	2014	2015	2017	Total	September 30, 2007
Receive fixed/pay variable notional amount	$500	$400	$250	$1,150	$(27)
Weighted average variable rate payable (1)	5.90%	5.46%	5.94%
Weighted average fixed rate receivable	5.35%	5.10%	5.90%

  (1)
  Interest is payable in arrears based on six-month LIBOR plus a spread.

        We recognized approximately $2 million and $10 million of interest expense in the three and nine months ended September 30, 2007, respectively, and approximately $3 million and $12 million in the three months and nine months ended September 30, 2006, respectively, relating to our outstanding interest rate swap agreements in the condensed consolidated statements of income.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures – As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BUNGE LIMITED
Date: November 9, 2007	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer
/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
PART II – OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 1A. RISK FACTORS
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX