Form 10-K
period 2007-12-31
Bunge LTD
filed 2008-03-03
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16625

BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0231912 (IRS Employer Identification No.)
50 Main Street White Plains, New York USA (Address of principal executive offices)	10606 (Zip Code)
(914) 684-2800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act: Large Accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2007, as reported by the New York Stock Exchange, was approximately $10,098 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

         As of February 21, 2008, 121,232,891 Common Shares, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2008 Annual General Meeting of Shareholders to be held on May 23, 2008 are incorporated by reference into Part III.

i

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business—Business Overview," "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

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

Business Overview

        We are a leading global agribusiness and food company operating in the farm-to-consumer food chain. We believe we are:

  •
  a world leading oilseed processing company, based on processing capacity;

  •
  the largest producer and supplier of fertilizer to farmers in South America, based on volume; and

  •
  a leading seller of packaged vegetable oils worldwide, based on sales.

        We conduct our operations in three divisions: agribusiness, fertilizer and food products. These divisions include four reportable segments: agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe, China and India, and we have marketing and distribution offices throughout the world.

        Our fertilizer division is involved in every stage of the fertilizer business, from mining of raw materials to the sale of fertilizer products. The activities of our fertilizer division are primarily located in Brazil.

        Our food products division consists of two business segments: edible oil products and milling products. These segments include businesses that produce and sell food products such as edible oils, shortenings, margarines, mayonnaise and milled products such as wheat flours and corn products. The activities of our food products division are primarily located in North America, Europe, Brazil, China and India.

History and Development of the Company

        We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a grain trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodity market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923.

        Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

        Overview.    Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we handle and process are grains and oilseeds, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn.

        In addition to our principal agribusiness operations in grains and oilseeds, we also participate in the sugar and sugar-based ethanol markets through our sugar origination and marketing business as well as our sugarcane mill and ethanol production facility in Brazil, which we acquired in 2007. We intend to continue to pursue acquisition and other investment opportunities in the sugar and sugar-related markets that leverage our infrastructure and risk management, logistics and other capabilities.

        We also participate in the biodiesel and corn-based ethanol markets, generally as a minority investor in biofuels producers. Our Diester Industries International S.A.S. (DII) joint venture is a leading biodiesel producer in Europe with operations in Germany, Austria and Italy. We also have investments in biofuels companies in the United States, Argentina, Spain and Portugal. See "—Investments and Alliances" for more information. In connection with our biofuels investments, we typically seek to negotiate arrangements to supply the raw materials used in the biofuel production processes and to market certain of the products and by-products generated by biofuel production processes.

        Customers.    We sell agricultural commodities and processed commodity products to domestic and export customers throughout the world. The principal purchasers of our grains and oilseeds are feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. As a result, our agribusiness operations benefit from global demand for meat products, primarily poultry and pork products. The principal purchasers of our crude and further processed oils are edible oil processing companies, including our own food products division. These oils are used by our customers to produce a variety of edible oil products for the foodservice, food processor and retail markets. In addition, we sell our oil products for non-food uses such as the production of biodiesel. Our sugar trading operation purchases and sells sugar globally to meet international demand for sugar. The sugar-based ethanol produced in our Brazilian facility is marketed and sold to customers to be used as transport fuel or as a fuel additive.

        Distribution and Logistics.    We use a variety of transportation modes to transport our products, including trucks, railcars, river barges, and ocean vessels, which we generally lease, and transportation services provided by truck lines, railroads and barge and ocean freight companies. We have made and will continue to make selective investments in port and storage facilities to better serve our customer base and improve our distribution and logistics capabilities.

        Other Services and Activities.    In Brazil, where there are limited third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. These financing arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain origination and oilseed processing businesses as they ensure our supply of raw materials for our Brazilian agribusiness operations. Having integrated agribusiness operations also enables us to participate in related financial activities such as engaging in trade structured finance to leverage international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to our agribusiness operations.

        Raw Materials.    We purchase the grains and oilseeds used in our agribusiness operations either directly from farmers or indirectly through intermediaries. We also engage in limited sugarcane production on land adjacent to our sugarcane mill in Brazil. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors, such as weather, government agricultural and energy programs and policies, changes in global demand caused by population growth and changes in standards of living and global crop production, supply historically has been adequate for our operational needs.

        Competition.    Markets for our agribusiness products are highly competitive. Major competitors in our agribusiness operations are The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional companies, such as Wilmar International Limited and Noble Group Limited in Asia, and smaller agricultural cooperatives and trading companies.

Fertilizer

        Overview.    We are the largest producer and supplier of fertilizer to farmers in South America and a major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of phosphate-based raw materials to selling of blended fertilizers. In the Brazilian retail market, we have approximately 26% of the market share of "NPK" fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In our fertilizer division, we conduct our operations through our wholly owned subsidiaries, primarily Bunge Fertilizantes S.A., and through our controlling interest in Fertilizantes Fosfatados S.A.—FOSFERTIL, which we refer to as Fosfertil. Fosfertil is a publicly traded phosphate and nitrogen producer in Brazil.

        Products and Services.    Our fertilizer division is comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production of intermediate phosphate-based products for sale to fertilizer blenders, cooperatives and to supply our own retail fertilizer production operations. We also produce phosphate-based animal feed ingredients in this business. The primary products we produce in our nutrients operations are phosphate rock, sulfuric acid, single super phosphate, phosphoric acid and dicalcium phosphate. In addition, Fosfertil produces various nitrogen and phosphate-based fertilizers, including urea, monoammonium phosphate (MAP) and triple superphosphate. Our retail fertilizer operations consist of producing, distributing and selling blended NPK formulas and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and neighboring countries. These fertilizers are used for a variety of crops, including soybeans, corn, cotton, sugarcane, wheat and coffee. We market our fertilizers under the IAP, Manah, Ouro Verde and Serrana brands.

        Raw Materials.    The principal raw materials used in our fertilizer division are sulfur, phosphate rock and phosphate-based products in the phosphate chain, various nitrogen-based products in the nitrogen chain and various potash-based products in the potash chain. Through our phosphate mines, we were able to supply approximately 75% of our total phosphate requirements in 2007. We purchased the balance from third-party suppliers. We purchase all of the sulfur used in our fertilizer division from third-party suppliers. We use sulfur to produce sulfuric acid, and our production of sulfuric acid was sufficient to supply all of our needs in 2007. In 2007, we purchased 62% of our demand for nitrogen-based and all of our demand for potash-based products from third-party suppliers located in Brazil or internationally. In anticipation of continued growth in the Brazilian agricultural sector and the related increase in demand for fertilizer, we have in recent years expanded and are continuing to expand our production capabilities at our phosphate mines. In 2007, we announced our intention to enter into a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizers in Morocco. The joint venture will manufacture phosphoric acid, triple superphosphate, and MAP and diammonium phosphate (DAP) for shipment to Brazil, Argentina and other markets in Latin America.

        The prices of fertilizer raw materials in Brazil are determined by reference to international prices that reflect global supply and demand factors. Each of these products is readily available in the international marketplace from multiple sources.

        Distribution and Logistics.    Our phosphate mining operations in Brazil allow us to lower our logistics costs by reducing our use of imported raw materials. In addition, we reduce our logistics costs by back-hauling agricultural commodities from our inland commodity storage and processing locations to export points after delivery of imported fertilizer raw materials to our inland processing plants. We also seek opportunities to enhance the efficiency of our logistics network by exporting agricultural commodities into international markets on the ocean freight vessels that we use to deliver imported fertilizer raw materials to us.

        Competition.    Our main competitors in our fertilizer operations in Brazil are Copebrás, Fertipar, The Mosaic Company, Petrobras, Adubos Trevo (Yara) and Heringer.

Food Products

        Overview.    Our food products division consists of two business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials we use in our food products division are various crude and further-processed oils in our edible oil products segment, and corn and wheat in our milling products segment. These raw materials are agricultural commodities that we generally produce or purchase. We seek to realize synergies between our food products division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

  Edible Oil Products

        Products.    Our edible oil products include packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower and rapeseed or canola oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales, and we have edible oil refining and packaging facilities in North America, South America, Europe and Asia.

        We sell our retail edible oil products in Brazil under a number of our own brands, including Soya, the leading packaged oil brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor, and our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is one of the leading foodservice brands of edible oil products. In addition, to address customer demand in the United States, we have broadened our portfolio of edible oil products which contain no or low levels of trans-fatty acids, to include NutraClear low linolenic soybean oil, as well as palm oil and palm oil blends, and other solutions. In Europe, we are the market leader in consumer packaged vegetable oils, which are sold in various local markets under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal and Oleina. In India, our primary brands include Dalda and Chambal. In 2007, we launched Douweijia, our first consumer packaged oil brand in China. In several markets, we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        Distribution and Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as inputs in their operations, as well as retail consumers.

        Competition.    In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Unilever and Ventura Foods, LLC. In Europe, our consumer packaged oils compete with ADM, Cargill, Unilever and with various local companies in each country.

  Milling Products

        Products.    Our milling products include wheat flours sold in Brazil and corn products sold in North America. Our corn products consist of dry milled corn meal, flours and grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. We also produce corn oil and corn feed products.

        Distribution and Customers.    In Brazil, the primary customers for our wheat milling products are industrial, bakery and foodservice companies. In North America, the primary customers for our corn products are companies in the food processing sector and the U.S. government for humanitarian relief programs. Our corn products are primarily used in the ready-to-eat cereal, snack food and brewing industries. Our corn oil and feed products are sold to edible oil processors and animal feed manufacturers and users, respectively.

        Competition.    The wheat milling industry in Brazil is competitive, with many small regional producers. Our major competitors in Brazil are Pena Branca Alimentos, M. Dias Branco S.A. and Moinho Pacifico. Our major competitors in our North American corn products business include Cargill, Didion Milling Company, and J.R. Short Milling Co.

Risk Management

        Risk management is a fundamental aspect of our business. Anticipating market developments and engaging in the hedging of risk exposure is critical to protect and maximize our return on assets. We engage in commodity price hedging to reduce the impact of volatility in the prices of the principal agricultural commodities we purchase, produce and sell. Our operations use substantial amounts of energy, including natural gas, steam and fuel oil, including bunker fuel. We engage in energy cost hedging to reduce our exposure to volatility in energy costs. We also engage in foreign currency and interest rate hedging. In addition, we enter into freight forward agreements, which may be traded over the counter or on an exchange in order to reduce our exposure to volatility in ocean freight costs. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility as well as value-at-risk in any given market. For foreign exchange, interest rate, energy and transportation risk, our positions are hedged in accordance with applicable company policies. We have a centralized risk management group, headed by our chief risk officer, which oversees management of our risk exposures globally. In addition, we have a finance and risk policy committee of our board of directors that supervises and reviews our overall risk management policies and risk limits. We also periodically review our risk management policies, procedures and systems with outside consultants. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        The following tables set forth our net sales to external customers by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area are determined based on the location of the subsidiary making the sale.

	Year Ended December 31,
	2007	2006	2005
	(US$ in millions)
Net Sales to External Customers by Operating Segment(1):
Agribusiness	$26,990	$18,909	$17,459
Fertilizer	3,918	2,602	2,674
Edible oil products	5,597	3,798	3,385
Milling products	1,337	965	859

Total	$37,842	$26,274	$24,377

	Year Ended December 31,
	2007	2006	2005
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$12,814	$8,914	$8,904
United States	8,982	6,331	6,076
Brazil	8,020	5,603	5,096
Asia	4,924	3,898	2,956
Canada	1,131	1,011	957
Argentina	1,943	491	362
Rest of world	28	26	26

Total	$37,842	$26,274	$24,377

	Year Ended December 31,
	2007	2006	2005
	(US$ in millions)
Long-Lived Assets by Geographic Area(2):
Brazil	$2,987	$2,319	$2,035
United States	918	930	963
Europe	1,018	824	505
Argentina	193	146	137
Asia	95	—	—
Rest of world	204	211	153

Total	$5,415	$4,430	$3,793

(1)
In 2007, Bunge reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the year ended December 31, 2006 have been reclassified to conform to the current year presentation. We did not reflect this reclassification in years prior to the year ended December 31, 2006 as it is not practicable to do so.

(2)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

Investments in Affiliates

        We participate in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which are described below. We do not allocate equity in earnings of affiliates to our reporting segments.

        We have established alliances with partners whose business activities and other capabilities complement our own, such as our alliance with E.I. du Pont de Nemours and Company (DuPont). Our alliance with DuPont consists in part of a joint venture, The Solae Company, which is further described below. It also includes a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits, and an alliance to develop a broader offering of services and products to farmers.

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

        Biofuels Company of America, LLC.    We are a 22% owner of this company along with Biodiesel Investment Group, LLC. The company is building a 45 million gallon per year biodiesel plant adjacent to Bunge's soybean processing plant in Danville, Illinois.

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

        Renewable Energy Group, Inc.    We have an 8.8% minority interest in this company. In addition to its other biodiesel management, construction and marketing activities, this company is pursuing the development of biodiesel plants near or adjacent to certain of our existing oilseed processing plants in the United States.

        Ecofuel S.A.    We are a 50% owner of this company along with AGD in Argentina. The company manufactures biodiesel products in the Santa Fe province of Argentina.

        Biodiesel Bilbao S.A.    We have a 20% minority interest in this company in Spain along with Acciona Biocombustibles S.A. This company produces and markets biofuels in Europe.

        Huelva Belts SL.    We are a 50% owner of this company along with Terminal Maritima de Huelva S.L. in Spain. The company constructs, operates and maintains a mechanical transport system in the port of Huelva, Spain.

        Biocolza-Oleos E Farinhas de Colza S.A.    We have a 40% minority interest in this company along with Tagol. This company is engaged in rapeseed oil crushing and biodiesel production in Portugal.

Fertilizer

        Fosbrasil S.A.    We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Société Chimique Prayon-Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

        Bunge Maroc Phosphore S.A.    We have a 50% interest in this joint venture, which will produce fertilizers in Morocco with OCP. We expect Bunge Maroc Phosphore, when fully operational, to expand our overall production capacity in Morocco and serve as an additional source of phosphate-based raw materials and intermediate products for our fertilizer businesses in Brazil and Argentina.

Food Products

        The Solae Company.    Solae is a joint venture with DuPont. Solae is engaged in the global production and distribution of specialty food ingredients, including soy proteins and lecithins. We have a 28.06% interest in Solae.

        Saipol S.A.S.    Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmers' association. Saipol is engaged in oilseed processing and the sale of branded packaged vegetable oils in France. We have a 33.34% interest in Saipol.

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

        In our food products division, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with food product development.

        Our total research and development expenses were $34 million in 2007, $22 million in 2006 and $18 million in 2005. As of December 31, 2007, our research and development organization consisted of approximately 133 employees worldwide.

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

Seasonality

        In our agribusiness division, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first fiscal quarter of a year is typically our weakest quarter in terms of financial results due to the timing of the North and South American oilseed harvests, since the North American harvest is completed in the fourth fiscal quarter and the South American harvest is completed in the second fiscal quarter. As a result, our oilseed processing activities are generally at their lowest levels during the first fiscal quarter. Additionally, price variations and availability of agricultural commodities may cause fluctuations in our receivables, inventories, and short-term borrowings over the course of a given year. For example, increased availability of agricultural commodities at harvest times often causes fluctuations in our inventories and borrowings. Additionally, increases in agricultural commodity prices will generally cause our working capital levels to increase.

        In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, our fertilizer sales are typically higher in the third and fourth quarters of each year.

        In our food products division, there are no significant seasonal effects on our business.

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including storage, processing and distribution of our agricultural commodity products, food processing, handling and storage, mining and port operations and environmental matters, including the regulation of genetically modified organisms. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies. In addition, our facilities are subject to periodic inspection by governmental agencies in each of the countries in which we do business. Certain new regulations that had or are expected to have an impact on our industry are outlined below. In addition, agricultural commodity prices, such as prices for soybeans, vegetable oils, corn and wheat, rose significantly in 2007 as a result of grain production shortfalls in certain regions and growing demand for feed, food and fuel uses. These conditions have led certain governments to impose price controls, export restrictions and other measures designed to mitigate these price increases in their domestic markets. Such regulations could have a significant adverse effect on our business in the future.

        Trans-Fatty Acids Labeling Requirements and Restrictions.    Certain of our soybean oil products that are sold in the United States contain trans-fatty acids as a result of being partially hydrogenated for use in processed and packaged foods to extend shelf-life and stabilize flavor. In 2006, U.S. Food and Drug Administration labeling rules took effect which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the United States are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several of our food processor, foodservice and other customers have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids. As a result, we have broadened and are continuing to develop our portfolio of low, reduced and trans-fat free edible oil product offerings for our customers.

        Biofuels Legislation.    In recent years, there has been increased interest throughout the world in the production of biofuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm oil, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has been increasing significantly in response to high fossil fuel prices coupled with government incentives for the production of biofuels that are being offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in certain countries, governmental authorities are mandating biofuels use in vehicles at specified levels. As such, the markets for agricultural commodities used in the production of biofuels are becoming increasingly affected by the growth of the biofuel industry and related legislation.

Competitive Position

        Markets for most of our products are highly price competitive and sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a list of the primary competitors in each segment.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies in our business. Handling hazardous or toxic materials and wastes is often subject to regulations and we incur costs to comply with health, safety and environmental regulations applicable to those activities. Compliance with environmental laws and regulations did not materially affect our capital expenditures or earnings in 2007, and, based on current laws and regulations, we do not expect that they will do so in 2008.

Employees

        As of December 31, 2007, we had 23,889 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging markets, including Eastern Europe and Asia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information, see the discussion under "Item 1A. Risk Factors."

Insurance

        In each country where we conduct business, the businesses and assets are subject to varying degrees of risk and uncertainty. Bunge insures its businesses and assets in each country in a manner that it deems appropriate, based on an analysis of the relative risks and costs. As a result of our geographic dispersion, we believe that a loss from non-insured events in any one country would not have a material adverse effect on our operations as a whole.

Available Information

        Our website address is www.bunge.com. Through the "About Bunge—Investor Information—SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.

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

        In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

        Bunge's Chief Executive Officer and Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report on Form 10-K. As required by the New York Stock Exchange (NYSE), on June 23, 2007, our Chief Executive Officer submitted his certification to the NYSE that stated he was not aware of any violation of the NYSE corporate governance listing standards.

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Co-CEO, Bunge Global Agribusiness
Jacqualyn A. Fouse	Chief Financial Officer
Archibald Gwathmey	Co-CEO, Bunge Global Agribusiness
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
Flávio Sá Carvalho	Chief Personnel Officer
Mario A. Barbosa Neto	Chief Executive Officer, Bunge Fertilizantes S.A.
Jean Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	Chief Executive Officer, Bunge Alimentos S.A.
Christopher White	Chief Executive Officer, Bunge Asia

        Alberto Weisser, 52.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company and a member of the North American Agribusiness Advisory Board of Rabobank. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil and has participated in several post graduate programs at Harvard Business School. He has also attended INSEAD's Management Development Program in France.

        Andrew J. Burke, 52.    Mr. Burke has been Co-CEO, Bunge Global Agribusiness since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Jacqualyn A. Fouse, 46.    Ms. Fouse has been our Chief Financial Officer since July 2007. Prior to joining Bunge, Ms. Fouse served as Senior Vice President, Chief Financial Officer and Corporate Strategy at Alcon Laboratories, Inc. since 2006, and as its Senior Vice President and Chief Financial Officer since 2002. Ms. Fouse served as Chief Financial Officer from 2001 to 2002 at SAirGroup. Previously, Ms. Fouse held a variety of senior finance positions at Alcon and its majority owner Nestlé S.A. Ms. Fouse worked at Nestlé from 1993 to 2001, including serving as Group Treasurer of Nestlé from 1999 to 2001. Ms. Fouse worked at Alcon from 1986 to 1993 and held several positions, including Manager Corporate Investments and Domestic Finance. Earlier in her career, she worked at Celanese Chemical and LTV Aerospace and Defense. Ms. Fouse earned a B.A. and an M.A. in Economics from the University of Texas at Arlington.

        Archibald Gwathmey, 56.    Mr. Gwathmey has been Co-CEO, Bunge Global Agribusiness since November 2006. Prior to that, he served as the Managing Director of our agribusiness division since

December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our former international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 30 years of experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

        João Fernando Kfouri, 69.    Mr. Kfouri has been the Managing Director of our food products division since May 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

        Flávio Sá Carvalho, 64.    Mr. Sá Carvalho has been our Chief Personnel Officer since 1998. Prior to joining Bunge, he served as Vice President of Human Resources at Aetna International, Inc. since 1994. Prior to that, he was with Bank of America for 12 years in multiple capacities, including Director of Human Resources for their Latin American operations, International Compensation and Benefits, Corporate Staffing and Planning and Vice President of International Human Resources. Mr. Sá Carvalho studied Mass Communications in Brazil and holds an M.S. in Education Research and Development from Florida State University. Mr. Carvalho will be retiring from his position as Chief Personnel Officer effective February 29, 2008.

        Mario A. Barbosa Neto, 61.    Mr. Barbosa Neto has been the Chief Executive Officer of Bunge Fertilizantes S.A., our Brazilian fertilizer subsidiary, since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 30 years of experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas Foundation. Mr. Barbosa Neto is Vice President of the International Fertilizer Association.

        Jean Louis Gourbin, 60.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Carl L. Hausmann, 61.    Mr. Hausmann has been the Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as Chief Executive Officer of Bunge Europe since October 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A., which was acquired by Bunge in October 2002. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 52.    Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming

Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Sergio Roberto Waldrich, 50.    Mr. Waldrich has been the Chief Executive Officer of Bunge Alimentos S.A., our Brazilian agribusiness and food products subsidiary, since 2002. Prior to becoming the Chief Executive Officer of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos, which was acquired by Bunge in 1997, as a trainee in 1972. Mr. Waldrich worked in various positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Pork Industry Association and the Brazilian Pork Export Association.

        Christopher White, 55.    Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

        Vicente C. Teixeira, 55.    Mr. Teixeira will assume the role of Chief Personnel Officer, effective February 29, 2008. Mr. Teixeira has served as director of human resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as director of human resources and administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as human resources vice president for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive MBA from PDG/EXEC (now IBMEC) in Brazil.

Item 1A.    Risk Factors

Risk Factors

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our financial condition and business operations. See "Cautionary Statement Regarding Forward-Looking Statements."

Risks Relating to Our Business and Industries

The availability, demand for and price of agricultural commodities and agricultural commodity products can be affected by weather, disease and other factors beyond our control.

        Weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which can adversely affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce the demand for our fertilizer products and negatively affect the creditworthiness of our customers and suppliers. The availability and price of agricultural commodities are also subject to other unpredictable factors, such as plantings, government farm programs and policies, demand from the biofuels industry, price volatility as a result of increased participation by non-commercial market participants in commodity markets and changes in global demand resulting from population growth and changes in standards of living. In addition, the supply and price of agricultural commodities can be affected by factors such as plant disease, including Asian soybean rust, which has in recent years affected soybean crops in Brazil and the United States. Demand for our products can also be adversely affected by the outbreak of disease in livestock and poultry, as further described below under "—We are subject to food and feed industry risks." These factors may cause volatility in the agricultural commodity industry and, consequently, in our operating results.

We are vulnerable to industry cyclicality and increases in raw material prices.

        In the oilseed processing industry, the lead time required to build an oilseed processing plant can make it difficult to time capacity additions with market demand for oilseed products such as meal and oil. When additional processing capacity becomes operational, a temporary imbalance between the supply and demand for oilseed processing capacity might exist, which, until the supply/demand balance is restored, negatively impacts oilseed processing margins. Oilseed processing margins will continue to fluctuate following industry cycles, which could negatively impact our profitability. This is also the case for the fertilizer industry, as availability of raw materials and production capacity may not always be aligned with market demand.

        Our food products and fertilizer divisions may also be adversely affected by increases in the prices of agricultural commodities and fertilizer raw materials that are caused by market fluctuations beyond our control. As a result of competitive conditions in our food products businesses, we may not be able to recoup increases in the cost of raw materials through increases in sales prices for our products, which would adversely affect our profitability. Increases in fertilizer prices due to higher raw material costs could adversely affect demand for our products.

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

        We are exposed to currency exchange rate fluctuations because a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the euro, affect our expenses that are denominated in local currencies, affect farm economics in those markets and may have a negative impact on the value of our assets located outside of the United States.

        We are also exposed to other risks of international operations, including:

  •
  trade barriers on agricultural commodities and commodity products;

  •
  inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of wage and price controls and higher interest rates;

  •
  changes in laws and regulations, including tax laws, or potentially adverse tax regulations in the countries where we operate;

  •
  difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

  •
  exchange controls or other currency restrictions;

  •
  increased governmental ownership, including through expropriation, or regulation of the economy in the markets where we operate, including restrictions on foreign ownership; and

  •
  civil unrest or significant political instability.

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

The expansion of our business through acquisitions, joint ventures and strategic alliances poses risks that may reduce the benefits we anticipate from these transactions.

        We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify acquisition or alliance prospects, access capital markets at an acceptable cost of capital, negotiate favorable transaction terms and successfully integrate any businesses we acquire.

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

        We are subject to food and feed industry risks which include, but are not limited to, product spoilage or contamination, government regulation of the food and feed industry, including processing and labeling regulations, shifting customer and consumer preferences and concerns, including concerns regarding trans-fatty acids and, as further discussed below, genetically modified organisms as well as other environmental concerns, and potential product liability claims. These matters could adversely affect our business and operating results.

        The use of genetically modified organisms (GMOs) in food and animal feed has been met with varying acceptance in the different markets in which we operate. In some of the markets where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products. We may inadvertently deliver products that contain GMOs to customers that request GMO-free products. As a result, we could lose customers, incur liability and damage our reputation. In addition, in certain countries we have been or may be subject to claims or other actions relating to the alleged infringement of intellectual property rights associated with our handling of genetically modified agricultural commodities, which could result in increased costs for our business.

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

We face intense competition in each of our divisions.

        We face significant competition in each of our divisions. We have numerous competitors, some of which may be larger and have greater financial resources than we have. In addition, we face significant competitive challenges outlined below.

        Agribusiness.    The markets for our products are highly price competitive and are sensitive to product substitution. We compete against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location.

        Fertilizer.    The Brazilian fertilizer industry is highly competitive. Competition is based largely on price, quality and service, including customer financing. The relative cost and availability of raw materials, including through the development and exploitation of mines and the efficiency of production facilities and logistics are also important competitive factors.

        Food Products.    The markets for our food products are highly competitive. Our products compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition to price, competition is generally based on product quality, new product introductions, composition and nutritional value, advertising and promotion. In addition, in our edible oil products segment, consolidation in the supermarket industry has resulted in our retail customers demanding lower prices and reducing the number of suppliers with which they do business. Some of the markets in which our food products division operates are also mature markets with slower growth rates. To compete effectively in our food products division, we must establish and maintain favorable brand recognition, efficiently manage distribution, gain sufficient market share, develop products sought by consumers and other customers, implement appropriate pricing, provide marketing support and obtain access to retail outlets and sufficient shelf space for our retail products. Competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our revenues and profitability.

We are subject to environmental regulation in numerous jurisdictions and may be exposed to liability as a result of our handling of hazardous materials and commodity storage operations.

        Our operations are regulated by environmental laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of any environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with environmental obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations by us at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. In addition, the storage and processing of our products may create hazardous conditions. For example, we use hexane in our oilseed processing operations, and hexane can cause explosions that could harm our employees or damage our facilities. Our agricultural commodity storage operations also create dust that has caused explosions in our grain elevators. We may incur material costs or liabilities to comply with environmental requirements. In addition, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business—Government Regulation" and "Item 1. Business—Environmental Matters."

We advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital we have advanced to them.

        In Brazil, where there are limited third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. At December 31, 2007 and 2006, we had approximately $1,163 million and $866 million in outstanding prepaid commodity purchase contracts and advances to farmers, respectively. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. At December 31, 2007 and 2006, our total fertilizer segment accounts receivable were $857 million and $746 million, respectively. During 2007, approximately 49% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on our guarantees, see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition and results of operations.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and expand our business.

        We require significant amounts of capital to operate our business and fund capital expenditures. Our working capital needs are directly affected by the price of agricultural commodities, and our total debt increased $1,063 million at December 31, 2007 compared to December 31, 2006 due primarily to higher global agricultural commodity prices during the year. We are also required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, mines, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances and changing safety standards in our industry. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations. In addition, significant unbudgeted increases in our capital expenditures could adversely affect us.

        As of December 31, 2007, we had $4,547 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like.

        Our debt agreements do not have any credit ratings downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

Our risk management strategies may not be effective.

        Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our control procedures and risk management policies may not successfully prevent our traders from entering into unauthorized transactions that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

We reported two material weaknesses in our internal control over financial reporting, which if not remedied, could continue to adversely affect our internal controls and financial reporting and could lead to materially inaccurate financial reports.

        In connection with our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, we identified two material weaknesses in our internal control over financial reporting, as described in "Item 9A. Controls and Procedures."

        Although we believe we are taking the steps necessary to remediate the material weaknesses, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weaknesses. Any failure to implement required new or improved controls or to remediate the material weaknesses, or difficulties encountered in their implementation, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. The occurrence of these events could in turn potentially negatively impact our stock price.

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

        Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act, or failure to act, involves fraud or dishonesty.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

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

        These provisions, as well as any additional anti-takeover measures our board could adopt in the future, could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

        Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a "passive foreign investment company," or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2007 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our common shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. Since PFIC status is determined on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a QEF election), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark to market" our common shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our common shares.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2007.

Facilities by Division

	Aggregate Production Capacity	Aggregate Storage Capacity
	(metric tons)
Division
Agribusiness	134,280	17,334,541
Fertilizer	161,958	3,347,017
Food Products	34,061	880,992

Facilities by Geographic Region

	Aggregate Production Capacity	Aggregate Storage Capacity
	(metric tons)
Region
North America	63,541	7,054,611
South America	220,457	12,187,224
Europe	39,250	1,852,027
Asia	7,050	138,389

        In addition, we have operations in various ports either directly or through alliances and joint ventures. Our corporate headquarters in White Plains, New York, occupy approximately 35,000 square feet of space under a lease that expires in February 2013. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have approximately 302 grain storage facilities that are located close to agricultural production areas and export locations. We also have approximately 56 oilseed processing plants and approximately 47 marketing and distribution offices throughout the world.

  Fertilizer

        In our fertilizer division, we currently operate four phosphate mines in Brazil. In addition to our phosphate mines, we also operate approximately 44 processing plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

	Annual Phosphate Production for the Year Ended December 31, 2007	Estimated Years of Reserves Remaining
Name	(millions of metric tons)
Araxá	0.704	20	(1)
Cajati	0.598	16	(1)
Catalão(2)	1.560	31
Tapira(2)	2.074	53

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

(2)
Bunge has a controlling interest in and consolidates the results of Fosfertil. Fosfertil owns the Catalão and Tapira mines, as well as the Salitre mine described below.

        In addition to the mines listed above, we also have interests in three additional phosphate mines, Salitre, Anitápolis and Araxá CBMM, with proven reserves where production has not yet commenced. Our interest in Anitápolis is through an unconsolidated joint venture. The production capacity for the Salitre, Anitápolis and Araxá CBMM mines is estimated to be approximately 1 million, 300,000 and 500,000 metric tons of phosphate per year, respectively. At this production level, the number of years until depletion of the phosphate reserves is expected to be 96 years for Salitre, 14 years for Anitápolis and 19 years for Araxá CBMM.

  Food Products

        In our food products operations, we have approximately 57 refining, packaging and milling facilities dedicated to our food products operations throughout the world.

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

        Our Brazilian subsidiaries are subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved $171 million as of December 31, 2007 in respect of these claims. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. We do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations.

        We are also a party to a number of labor claims relating to our Brazilian operations. We have reserved $96 million as of December 31, 2007 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. We do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations.

        In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil's shareholders, and an indirect minority shareholder of Fosfertil has filed a legal challenge to the proposed reorganization in the Brazilian courts, which is currently pending before an appellate court in Brazil (Superior Tribunal de Justiça) and has suspended the implementation of the proposed reorganization. The reorganization is also subject to governmental approvals in Brazil. While negotiations are ongoing to resolve this matter, we intend to continue to defend against this legal challenge; however, no assurance can be made as to the timing or outcome of the proceedings. We do not expect a failure to complete this corporate reorganization to have a material adverse impact on our business or financial results.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
	(US$)
2008
First quarter (to February 21, 2008)	$133.00	$105.29
2007
Fourth quarter	$124.23	$91.74
Third quarter	107.45	81.00
Second quarter	84.50	71.81
First quarter	85.26	70.13
2006
Fourth quarter	$73.17	$57.85
Third quarter	58.65	49.99
Second quarter	61.16	48.23
First quarter	60.29	50.02

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, 121,225,963 of our common shares were held by approximately 164 registered holders as of December 31, 2007.

Dividend Policy

        We intend to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends in the amount of $4.875 per year and holders of our 5.125% cumulative mandatory convertible preference shares are entitled to annual dividends in the amount of $51.25, in each case payable quarterly when, as and if declared by the board of directors in accordance with the terms of such preference shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

        Under Bermuda law, a company's board of directors may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and issued share capital and share premium accounts. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

        We paid quarterly dividends on our common shares of $.16 per share in the first two quarters of 2007 and $.17 per share in the last two quarters of 2007. We paid quarterly dividends on our common shares of $.15 per share in the first two quarters of 2006 and $.16 per share in the last two quarters of

2006. We paid a regular quarterly cash dividend of $.17 per share on February 29, 2008 to shareholders of record on February 15, 2008. In addition, we will pay a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and an initial quarterly dividend of $16.23 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2008 to shareholders of record on February 15, 2008. On February 29, 2008, we announced that we will pay a regular quarterly cash dividend of $.17 per common share on June 2, 2008 to shareholders of record on May 19, 2008, and that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2008 to shareholders of record on May 15, 2008.

Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2002 through the quarter ended December 31, 2007. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUNGE LIMITED,
S&P 500 INDEX AND S&P FOOD PRODUCT INDEX

Sales of Unregistered Securities

        None.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2007, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	4,701,800	(2)	$52.88	(3)	4,173,679	(4)
Equity compensation plans not approved by shareholders(5)	13,567	(6)	—	(7)	—	(8)

Total	4,715,367		$52.88		4,173,679

(1)
Includes our Equity Incentive Plan, our Non-Employee Directors' Equity Incentive Plan and our 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 3,068,999 common shares, time-based restricted stock unit awards outstanding as to 295,348 common shares (including dividend equivalents payable in common shares) and performance-based restricted stock unit awards outstanding as to 893,497 common shares (including dividend equivalents payable in common shares) under our Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 427,400 common shares under our Non-Employee Directors' Equity Incentive Plan and 16,556 (including dividend equivalents payable in common shares) deferred restricted stock units issued under our 2007 Non-Employee Directors' Equity Incentive Plan. Participants in our Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan may also receive dividend equivalent payments that are credited to each participant's account and paid in our common shares at the time a restricted stock unit award is settled.

(3)
Calculated based on non-statutory stock options outstanding under our Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit and performance-based restricted stock unit awards under the Equity Incentive Plan and deferred restricted stock unit awards under the 2007 Non-Employee Directors' Equity Incentive Plan.

(4)
Includes dividend equivalents payable in common shares. Shares available under our Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of statutory stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan first received shareholder approval. This number also includes shares available for future issuance under our 2007 Non-Employee Directors' Equity Incentive Plan. Our 2007 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 600,000, subject to adjustment in accordance with the terms of the plan. As of December 31, 2007, we had a total of 121,225,963 common shares issued and outstanding.

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 13,567 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$37,842	$26,274	$24,377	$25,234	$22,195
Cost of goods sold	(35,327)	(24,703)	(22,806)	(23,348)	(20,890)

Gross profit	2,515	1,571	1,571	1,886	1,305
Selling, general and administrative expenses	(1,359)	(978)	(956)	(871)	(691)
Gain on sale of soy ingredients business	—	—	—	—	111
Interest income	166	119	104	103	102
Interest expense	(353)	(280)	(231)	(214)	(215)
Foreign exchange gains (losses)	217	59	(22)	(31)	92
Other income (expense)—net	15	31	22	18	3

Income from continuing operations before income tax, minority interest and equity in earnings of affiliates	1,201	522	488	891	707
Income tax (expense) benefit	(310)	36	82	(289)	(201)

Income from continuing operations after income tax	891	558	570	602	506
Minority interest	(146)	(60)	(71)	(146)	(104)
Equity in earnings of affiliates	33	23	31	13	16

Income from continuing operations	778	521	530	469	418
Discontinued operations, net of tax of $5 (2003)	—	—	—	—	(7)

Net income	778	521	530	469	411
Convertible preference share dividends	(40)	(4)	—	—	—

Net income available to common shareholders	$738	$517	$530	$469	$411

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic(1):
Income from continuing operations	$6.11	$4.32	$4.73	$4.42	$4.19
Discontinued operations	—	—	—	—	(.07)

Earnings per common share— basic	6.11	4.32	4.73	4.42	4.12

Earnings per common share—diluted(2)(3):
Income from continuing operations	5.95	4.28	4.43	4.10	3.89
Discontinued operations	—	—	—	—	(.06)

Earnings per common share—diluted	5.95	4.28	4.43	4.10	3.83

Cash dividends declared per common share	$.670	$.630	$.560	$.480	$.420

Weighted average common shares outstanding—basic	120,718,134	119,566,423	112,131,739	106,015,869	99,745,825
Weighted average common shares outstanding—diluted(2)(3)	130,753,807	120,849,357	120,853,928	115,674,056	108,654,027

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(US$ in millions)
Consolidated Cash Flow Data:
Cash (used for) provided by operating activities	$(411)	$(289)	$382	$802	$(41)
Cash (used for) provided by investing activities	(794)	(611)	(480)	(824)	101
Cash provided by (used for) financing activities	1,762	891	21	(91)	(102)

	December 31,
	2007	2006	2005	2004	2003
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$981	$365	$354	$432	$489
Inventories(4)	5,924	3,684	2,769	2,636	2,867
Working capital	5,684	3,878	2,947	2,766	2,481
Total assets	21,991	14,347	11,446	10,907	9,884
Short-term debt, including current portion of long-term debt	1,112	610	589	681	1,017
Long-term debt	3,435	2,874	2,557	2,600	2,377
Mandatory convertible preference shares(2)	863	—	—	—	—
Redeemable preferred stock(5)	—	—	—	—	171
Convertible perpetual preference shares(2)	690	690	—	—	—
Common shares and additional paid-in-capital, net of receivable from former sole shareholder	2,761	2,691	2,631	2,362	2,011
Shareholders' equity	$7,945	$5,668	$4,226	$3,375	$2,377

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	114.4	99.8	97.5	88.6	87.0
Fertilizer	13.1	11.6	11.5	11.6	11.5
Food products:
Edible oil products	5.5	4.8	4.3	4.7	4.1
Milling products	4.0	3.9	3.9	4.0	3.5
Other	—	—	—	—	0.1
Total food products	9.5	8.7	8.2	8.7	7.7
Total volume	137.0	120.1	117.2	108.9	106.2

(1)
Earnings per common share basic is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

(2)
In November 2007, Bunge sold 862,500 shares of 5.125% cumulative mandatory convertible preference shares in a public offering, for which we received net proceeds of approximately $845 million, after underwriting discounts, commissions and expenses. The annual dividend on each mandatory convertible preference share will be $51.25 and will be payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. Each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2190 and 9.6984 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2190 Bunge Limited common shares. The conversion rates are subject to certain anti-dilutive adjustments. In November 2006, Bunge sold 6,900,000 4.875% cumulative convertible perpetual preference shares in a public offering, for which we received net proceeds of $677 million, after underwriting discounts, commissions and expenses. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share and is convertible, at the holder's option, at any time, initially into approximately 1.0846 Bunge Limited common shares (7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per share, subject in each case to anti-dilution adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted average common shares that were issuable upon conversion of the preference shares as they were not dilutive.

(3)
In October 2005, Bunge Limited announced its intent to redeem on November 22, 2005 for cash the remaining approximately $242 million principal amount outstanding of its 3.75% convertible notes. Substantially all of the then outstanding convertible notes were converted into 7,532,542 common shares of Bunge Limited prior to the redemption date. The calculation of diluted earnings per common share for the year ended December 31, 2005 includes the weighted average common shares that were issuable upon conversion of the convertible notes through the date of redemption. The calculation of diluted earnings per common share for the years ended December 31, 2004 and 2003 includes the weighted average common shares that were issuable upon conversion of the convertible notes during this period.

(4)
Included in inventories were readily marketable inventories of $3,358 million, $2,325 million, $1,534 million, $1,264 million, and $1,846 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(5)
These shares were redeemed in November 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements" and our combined consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Our results of operations are affected by key factors in each of our business divisions as discussed below:

  Agribusiness

        In the agribusiness division, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this division is affected by the availability and market prices of agricultural commodities and commodity products and the availability and costs of transportation and logistics services, including truck, barge, rail and ocean freight. Additionally, profitability in the division is affected by the relative market prices of processed oilseed products and the raw materials necessary to produce them, which are influenced by global supply and demand for each. Our oilseed processing profitability is also impacted by industry capacity utilization and energy costs. Availability of agricultural commodities is affected by weather, plant diseases, governmental policies and agricultural growing patterns. Demand is affected by growth in worldwide consumption of food products, particularly meat and poultry, population growth, changes in per capita incomes, the relative prices of substitute agricultural products, outbreaks of livestock and poultry disease, and, in the past few years, by the growing demand for renewable fuels produced from agricultural commodities and commodity products.

        We expect that population growth, rising standards of living and rising global demand for renewable fuels will continue to increase global demand for our agribusiness products. However, from time to time, imbalances may exist between oilseed processing capacity and demand for oilseed products in certain markets, which impacts our decisions regarding whether, when and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or reduce our own oilseed processing capacity.

  Fertilizer

        In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our selling prices are influenced by international selling prices for imported fertilizers and fertilizer raw materials, such as phosphate, ammonia and urea, as a significant portion of our raw material needs are met with imports. The Brazilian fertilizer business is also a seasonal business with fertilizer sales normally concentrated in the third and fourth quarters of the year. As a result, we generally import and mine raw materials and produce finished goods during the first half of the year in preparation for the main Brazilian cultivation season that occurs during the second half of the year.

  Food Products

        In the food products division, which consists of our edible oil products and milling products segments, our operations are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products we sell, changes in eating habits, changes in per capita incomes, consumer purchasing power levels, governmental dietary guidelines and policies, changes in general economic conditions and the competitive environment in the principal markets for our food products division. Competition in this industry has intensified in the past several years due to consolidation in the supermarket industry and attempts by competitors to increase market share.

        In addition to the above factors, our results of operations are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions affect our results as described below.

        Translation of Foreign Currency Financial Statements.    Our reporting currency is the U.S. dollar. However, the functional currency of the majority of our foreign subsidiaries is their local currency. We translate the amounts included in the consolidated statements of income and cash flows of our foreign subsidiaries into U.S. dollars on a monthly basis at weighted average exchange rates, which we believe approximate the actual exchange rates on the dates of the transactions. Translations of the local currency income statement and cash flow amounts to U.S. dollars are affected by fluctuations of the local currency during a period versus the U.S. dollar. Further, comparisons of results between periods are affected by the differences in the average exchange rates during one period versus another.

        Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at period-end exchange rates, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Included in other comprehensive income for the years ended December 31, 2007, 2006 and 2005 were foreign exchange net translation gains of $731 million, $267 million and $101 million, respectively, representing the net gains from the translation of our foreign subsidiaries' assets and liabilities.

        Foreign Currency Transactions.    Certain of our foreign subsidiaries, most significantly those in Brazil, have monetary assets and liabilities that are denominated in U.S. dollars. These U.S. dollar-denominated monetary assets and liabilities are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting gains (losses) are included in our consolidated statements of income as foreign exchange gains (losses).

        We also enter into derivative financial instruments, such as foreign currency forward contracts, swaps and options, to reduce exposure to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities. In addition, we may also use derivative financial instruments to reduce our exposure to local currency operating expenses. These derivative instruments are marked-to-market, with changes in their fair values recognized as a component of foreign exchange gains (losses) in our consolidated statements of income. We may also hedge other foreign currency exposures as deemed appropriate.

        Brazil.    The functional currency of our Brazilian subsidiaries is the Brazilian real. As such, exchange rate changes between the U.S. dollar and the real affect our operating profitability. The real appreciated 21% against the U.S. dollar at December 31, 2007 compared to the rate at December 31, 2006, and the real appreciated 9% against the U.S. dollar at December 31, 2006 when compared to the rate at December 31, 2005. In 2007, the average real-U.S. dollar exchange rate was R$1.948, compared to R$2.175 in 2006, which represents a 10% strengthening in the average value of the real versus the U.S. dollar in 2007. In 2006, the average real-U.S. dollar exchange rate was R$2.175, compared to R$2.435 in 2005, which represents an 11% strengthening in the average value of the real versus the U.S. dollar in 2006.

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

        Agribusiness Segment—Brazil.    Our agribusiness sales are U.S. dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural hedge to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Appreciation of the real against the U.S. dollar generally has a negative effect on our agribusiness segment results in Brazil, as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at stronger real-U.S. dollar exchange rates, which results in higher U.S. dollar costs. In addition, appreciation of the real generates losses based on the changes in the real-denominated value of our commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, appreciation of the real also generates offsetting net foreign exchange gains on the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange gains (losses) in our consolidated statements of income. As our Brazilian subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt, the mark-to-market losses on the commodity inventories during periods of real appreciation generally offset the foreign exchange gains on the intercompany U.S. dollar-denominated debt. Our effective tax rate is also negatively affected by the appreciation of the real, as we recognize tax expenses related to foreign exchange gains on certain intercompany loans. The foreign exchange gains are eliminated in our consolidated statements of income but the related tax effects remain.

        Fertilizer Segment—Brazil.    Our fertilizer segment sales prices are linked to U.S. dollar-priced fertilizer raw materials. Mining, industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are accounted for on an average historical cost basis and are not marked-to-market. These inventories are generally financed with U.S. dollar-denominated liabilities. Appreciation of the real against the U.S. dollar generally results in higher mining, industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment subsidiaries. However, gross profit margins are generally adversely affected by appreciation of the real is our local currency revenues are linked to U.S. dollar-priced imported and domestic raw materials, whereas our cost of goods sold would reflect the higher real cost of inventories acquired and produced during a period when the real was weaker. Inventories are acquired and produced throughout the year, whereas sales of fertilizer products are disproportionately concentrated in the second half of the year. Thus, the recording of the exchange gains on the net U.S. dollar monetary liability position and the effects of the appreciating real on our gross profit margins generally do not occur in the same reporting period. As such, the foreign exchange impact on the intercompany debt is reflected monthly in our results while the impact on gross profit margins is reflected at the time products are sold. The converse is true for devaluation of the real and the related effect on our consolidated financial statements.

        Edible Oil and Milling Products Segment—Brazil.    Our food products businesses are generally local currency businesses. The costs of raw materials, principally wheat, corn and vegetable oils, are largely U.S. dollar-linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect our margins.

        Other Operations.    Our operations in Europe are in countries that are members of the European Union and several countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures in those countries to minimize the financial effects of fluctuations in the euro and other European currencies. We also operate in Argentina, where we are exposed to the peso, and in Asia, where our primary exposures are to the Chinese yuan/renminbi and the Indian rupee. Our risk management policy is to fully hedge our monetary exposure to the financial effects of fluctuations in the values of these currencies relative to the U.S. dollar.

  Income Taxes

        As a Bermuda exempted company, we are not subject to income taxes on income earned in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 39%. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events. We employ various tax strategies in different tax jurisdictions that are intended to minimize net cash outflows and manage tax assets and liabilities.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. As a result of the adoption of FIN 48, we recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million in retained earnings and $9 million in the deferred tax valuation allowance at January 1, 2007. At December 31, 2007, we had recorded tax liabilities related to unrecognized tax benefits of $197 million, of which $35 million relates to accrued interest and penalties.

        In 2004, we merged and spun-off several 100%-owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, we recorded a valuation allowance of $60 million. In 2006, tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessment was made by the tax authorities. In addition, the statute of limitations for auditing tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, we reversed deferred tax valuation allowances of $72 million in 2006, as it was determined to be more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to the $72 million reversed in 2006 represents the effects of foreign exchange translation adjustments.

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

        We have in the past obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the Jobs Creation Act ultimately repealed the ETI benefit in a gradual manner that resulted in the ETI benefit being phased out completely in 2007. The ETI benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of our U.S. operations qualify as "manufacturing," we do not expect to receive significant benefits from this new tax legislation primarily due to our current U.S. tax position. Income tax benefit in 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the ETI provision of the U.S. Internal Revenue Code.

Internal Control Over Financial Reporting

        In connection with the 2007 year-end closing process, we determined that there were certain errors in our previously issued 2007 unaudited quarterly condensed consolidated financial statements, which resulted in an overstatement of net sales and costs of goods sold for the affected periods. These errors had no effect on Bunge's previously reported volumes, gross profit, segment operating profit, net income or earnings per share or on Bunge's balance sheets or statements of cash flows for the affected periods. See Note 26 to our audited consolidated financial statements for more information, including the corrected amounts. We have determined that the identified causes of these errors represent two material weaknesses in our internal controls over financial reporting. We have taken, and will continue to take, actions to remediate these weaknesses. See "Item 9A. Controls and Procedures" for more information.

Results of Operations

  2007 Overview

        Our 2007 total segment operating profit was well above 2006 as a result of improved agribusiness fundamentals that increased volumes and margins in both our agribusiness and fertilizer segments. Operating profit in our edible oil and milling products segments was lower than 2006 largely as a result of higher raw material costs, impairment and restructuring charges, and increased costs related to investments for growth of our edible oils businesses in Europe and Asia.

        Agribusiness segment operating profit for 2007 was well above last year's primarily as a result of volume and margin increases. Volumes increased in almost all regions and product lines, particularly in grain origination and distribution. Oilseed processing volumes, primarily in North and South America, increased as export volumes benefited from weather-related crop reductions in other regions. These weather-related crop reductions, notably in wheat production in Europe and Australia and corn production in Europe, created major disruptions in the normal global flows of grains. These dislocations enabled us to utilize our global asset network and our logistics assets and capabilities to supply customers from North and South America in an efficient manner.

        Our continuing efforts to reduce costs and improve capacity utilization led to decisions to close certain smaller, older and less efficient oilseed processing facilities in the U.S. and Europe in 2007. In addition, the weaker U.S. dollar against most major world currencies, particularly the Brazilian real, had a somewhat negative impact on our results in 2007 as it increased our operating costs when translated into U.S. dollars.

        Our fertilizer segment operating profit for 2007 more than doubled over 2006 with above average historical volume growth and increased margins driven by high international fertilizer and fertilizer raw material and agricultural commodity prices. Historically high commodity prices improved Brazilian farm economics and encouraged both increased plantings, including a large winter corn crop, and increased fertilizer application rates to improve farm yields. Operating profit was negatively impacted in 2007 by a $50 million increase in provisions related to recoverable taxes as 2007 law changes in certain states within Brazil that take effect in 2008 have made recovery in those states uncertain. In addition, results were somewhat reduced by the impact of the stronger Brazilian real on local costs translated into U.S. dollars. The real appreciation also partially offset the benefit to farmers from commodity price increases.

        Edible oil products segment operating profit for 2007 declined from 2006, primarily due to lagging sales prices relating to high raw material costs from the increases in crude vegetable oil prices. Operating profit was also reduced by the impact of impairment and restructuring charges related to facility closures, primarily in Europe, impairment charges relating to certain brands and related intangible assets in India and increased selling, general and administrative expenses associated with growing our Asian and European businesses. Operating profit in 2007 was strong in Brazil, with higher packaged product volumes and good performance in procurement of raw material inventories more than offsetting lower profitability of margarines that resulted from increased competition. Operating profit was improved in North America. Volumes grew in Asia and Europe, but European operations suffered from difficulties in passing on historically high crude softseed oil prices to customers, increased selling, general and administrative costs to position the company for future growth, and impairment and restructuring charges.

        Milling products segment operating profit for 2007 declined from 2006, as wheat milling results were negatively impacted by historically high raw material costs and by $13 million of impairment charges due to the closure of an older, less efficient mill and increased activity at our newest mill. A decline in wheat milling operating profit was only partially offset by improvements in corn milling operating profit that resulted from increased volumes and improved margins on U.S. government Food Aid Program sales.

  Segment Results

        In 2007, we reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the year ended December 31, 2006 have been reclassified to conform to the current period presentation. We did not reflect the reclassification in years prior to the year ended December 31, 2006 as it is not practicable to do so.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2007	2006	Percent Change	2005	Percent Change
	(US$ in millions, except percentages)
Volumes (in thousands of metric tons):
Agribusiness	114,365	99,801	15%	97,560	2%
Fertilizer	13,077	11,578	13%	11,478	1%
Edible oil products	5,530	4,777	16%	4,267	12%
Milling products	3,983	3,895	2%	3,890	—%

Total	136,955	120,051	14%	117,195	2%

Net sales:
Agribusiness	$26,990	$18,909	43%	$17,459	8%
Fertilizer	3,918	2,602	51%	2,674	(3)%
Edible oil products	5,597	3,798	47%	3,385	12%
Milling products	1,337	965	39%	859	12%

Total	$37,842	$26,274	44%	$24,377	8%

Costs of goods sold:
Agribusiness	$(25,583)	$(18,091)	41%	$(16,638)	9%
Fertilizer	(3,279)	(2,276)	44%	(2,333)	(2)%
Edible oil products	(5,263)	(3,509)	50%	(3,101)	13%
Milling products	(1,202)	(827)	45%	(734)	13%

Total	$(35,327)	$(24,703)	43%	$(22,806)	8%

Gross profit:
Agribusiness	$1,407	$818	72%	$821	—%
Fertilizer	639	326	96%	341	(4)%
Edible oil products	334	289	16%	284	2%
Milling products	135	138	(2)%	125	10%

Total	$2,515	$1,571	60%	$1,571	—%

Selling, general and administrative expenses:
Agribusiness	$(661)	$(516)	28%	$(456)	13%
Fertilizer	(284)	(190)	49%	(229)	(17)%
Edible oil products	(316)	(207)	53%	(215)	(4)%
Milling products	(98)	(65)	51%	(56)	16%

Total	$(1,359)	$(978)	39%	$(956)	2%

Foreign exchange gain (loss):
Agribusiness	$136	$(12)		$29
Fertilizer	114	47		(47)
Edible oil products	6	5		—
Milling products	(4)	—		(1)

Total	$252	$40		$(19)

Interest income:
Agribusiness	$38	$27	41%	$21	29%
Fertilizer	64	58	10%	57	2%
Edible oil products	4	2	100%	3	(33)%
Milling products	1	3	(67)%	2	50%

Total	$107	$90	19%	$83	8%

Interest expense:
Agribusiness	$(296)	$(203)	46%	$(140)	45%
Fertilizer	(16)	(39)	(59)%	(41)	(5)%
Edible oil products	(38)	(31)	23%	(35)	(11)%
Milling products	(3)	(7)	(57)%	(7)	—%

Total	$(353)	$(280)	26%	$(223)	26%

Segment operating profit(1):
Agribusiness	$624	$114	447%	$275	(59)%
Fertilizer	517	202	156%	81	149%
Edible oil products	(10)	58	(117)%	37	57%
Milling products	31	69	(55)%	63	10%

Total	$1,162	$443	162%	$456	(3)%

Depreciation, depletion and amortization:
Agribusiness	$157	$126	25%	$110	15%
Fertilizer	151	130	16%	104	25%
Edible oil products	61	53	15%	50	6%
Milling products	16	15	7%	14	7%

Total	$385	$324	19%	$278	17%

Net income	$778	$521	49%	$530	(2)%

(1)
Total segment operating profit is our consolidated income from operations before income tax that includes interest income of each segment and an allocated portion of the foreign exchange gains and losses and of interest expense relating to debt financing operating working capital, including readily marketable inventories.

Total segment operating profit is a non-GAAP financial measure and is not intended to replace income from operations before income tax, the most directly comparable GAAP financial measure. Total segment operating profit is a key performance measurement used by our management to evaluate whether operating activities cover the financing costs of its business. We believe total segment operating profit (loss) is a more complete measure of its operating profitability, since it allocates foreign exchange gains and losses and the cost of debt financing working capital to the appropriate operating segments. Additionally, we believe total segment operating profit assists investors by allowing them to evaluate changes in the operating results of its portfolio of businesses before non-operating factors that affect net income. Total segment operating profit is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to income from operations before income tax or any other measure of consolidated operating results under U.S. GAAP.

        Below is a reconciliation of income from continuing operations before income tax to total segment operating profit:

	Year Ended December 31,
	2007	2006	2005
	(US$ in millions)
Income from continuing operations before income tax	$1,201	$522	$488
Unallocated (income) expense—net(1)	(39)	(79)	(32)

Total segment operating profit	$1,162	$443	$456

(1)
Unallocated (income) expense—net includes interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to our operating segments.

  2007 Compared to 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 43% primarily due to historically high market prices for most agricultural commodities and commodity products in our portfolio. Volumes increased by 15%, primarily in grain origination, as higher commodity prices led to improved farm economics, particularly in Brazil, and stimulated increased plantings and farmer selling activities. Grain and oilseed distribution volumes were also higher with weather-related crop reductions, particularly in oilseed, corn and wheat production in Europe and wheat production in Australia, creating dislocations in the normal global flows of grains and oilseeds. These dislocations enabled us to utilize our global asset network and our logistics assets and capabilities to supply European customers from our grain and oilseed facilities in North and South America.

        Cost of goods sold increased 41% primarily due to historically high market prices for most agricultural commodity raw materials as well as higher ocean freight costs and the impact of a weaker U.S. dollar, particularly against the Brazilian real, on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate strengthened by 10% in the year ended December 31, 2007 compared to 2006. In addition, 2007 included impairment and restructuring charges of $30 million compared to charges of $20 million in 2006.

        Gross profit increased 72% due to the 15% increase in volumes and improved origination and processing margins.

        SG&A expenses increased by 28% primarily due to increased support and administration costs for new product lines, such as sugar, information system implementations in Brazil and certain European countries, increased performance-based compensation costs and the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.

        Foreign exchange gains on our net U.S. dollar monetary liability position in Brazil of $136 million in 2007 resulted from the 21% appreciation of the Brazilian real-U.S. dollar exchange rate at December 31, 2007 compared to December 31, 2006, significantly higher notional working capital amounts resulting from higher commodity prices and increased volumes. While the real appreciated 9% against the U.S. dollar in 2006, foreign exchange losses of $12 million for the period were primarily the result of volatility in the value of the Brazilian real during the year relative to the U.S. dollar, particularly during the second quarter of 2006 when the Brazilian real devalued and Brazilian agribusiness inventory levels were at their highest levels in 2006. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold. Interest expense increased 46% in 2007 primarily due to higher average borrowings caused by higher average working capital levels, offset partially by lower average borrowing rates.

        Segment operating profit increased by 447% primarily due to higher gross profit and foreign exchange gains, partially offset by higher SG&A and interest expense.

        Fertilizer Segment.    Fertilizer segment net sales increased 51% primarily due to higher average selling prices resulting from high international fertilizer prices, particularly during the last half of the year, and a 13% increase in volumes. The volume increase was due primarily to higher crop prices, which improved Brazilian farm economics and encouraged farmers to increase plantings and fertilizer applications to improve crop yields.

        Cost of goods sold increased 44% primarily due to higher prices of imported fertilizer raw materials used in our production processes. Costs were also higher due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to 2006 and a $50 million provision related to changes in value-added tax (VAT) regulations in certain Brazilian states that take effect in 2008 and make the recoverability of VAT tax assets in those states uncertain.

        Gross profit increased by 96% primarily due to higher average selling prices that were only partially offset by higher raw material costs, which had been carried earlier in the year at lower prices.

        SG&A expenses increased 49% primarily due to increased bad debt provisions, increased performance-based compensation expenses and the impact of the stronger Brazilian real on local costs when translated to U.S. dollars.

        Foreign exchange results for 2007 included exchange gains from our program to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A expenses.

        Segment operating profit increased 156% primarily due to increased selling prices as described above.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 47% due to significantly higher average selling prices and a 16% increase in volumes. Volumes increased in most regions, with the largest increases in Brazil, Eastern Europe and Asia. The increase in average selling prices followed the trend in agricultural commodity prices.

        Cost of goods sold increased 50% due to higher raw material costs and increased volumes. Costs were also negatively impacted by the effects of a weaker U.S. dollar on local currency costs when translated into U.S. dollars. Cost of goods sold in 2007 also included $24 million of impairment charges relating to write-downs of certain facilities in Europe and the United States. Included in cost of goods sold in 2006 were $2 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations.

        Gross profit increased 16% primarily due to improved profitability and higher volumes in Brazilian packaged oils and in Europe. Our new growth initiatives in Asia also contributed to our results in 2007. In addition, gross profit was negatively impacted by impairment charges.

        SG&A expenses increased 53% primarily due to increases in Europe and Asia supporting planned growth in our edible oil operations in those regions and to $11 million of impairment charges related to the write-down of certain brands and related intangible assets in India. Expenses were also impacted by the effects of a weaker U.S. dollar on local currency costs when translated into U.S. dollars.

        Segment operating profit decreased 117% primarily due to $35 million in impairment charges and increased SG&A expenses that more than offset the increased gross profit.

        Milling Products Segment.    Milling products segment net sales increased 39% primarily due to higher average selling prices for wheat and corn milling products, combined with a modest 2% increase in volumes. Higher average selling prices in wheat and corn milling products were primarily caused by weather-related reductions in global wheat and increased consumption of corn from the U.S. ethanol industry, as product prices generally move in relation to the cost of raw materials.

        Cost of goods sold increased 45% primarily due to higher raw material costs and $13 million of impairment charges in 2007 relating to the closure of an older, higher-cost mill. Costs were also negatively impacted by the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Raw material cost increases were higher following the trend in wheat and corn prices.

        Gross profit decreased 2% primarily due to the impairment charges in 2007.

        SG&A increased 51% as a result of higher labor-related costs, increases in advertising expenses and the effects of a weaker U.S. dollar on local currency costs.

        Segment operating profit decreased 55% as a result of lower gross profits resulting largely from 2007 impairment charges combined with the increase in SG&A.

        Consolidated Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
(US$ in millions, except percentages)
	2007	2006	Change
Interest income	$166	$119	39%
Interest expense	(353)	(280)	26%
Foreign exchange gains	217	59

        Interest income increased 39% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 26% due to higher average borrowings resulting from increased working capital caused primarily by commodity price increases.

        Foreign exchange gains of $217 million in 2007 related primarily to our U.S. dollar net monetary liability position in Brazil and were primarily due to the 21% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2007 compared to December 31, 2006. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts used to hedge the effects of exchange rate movements on our fertilizer segment industrial and SG&A expenses in Brazil. Foreign exchange gains of $59 million in 2006 included exchange gains on our Brazilian-U.S. dollar net monetary liability position primarily due to the 9% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2006 compared to December 31, 2005.

        Other Income (Expense)—net.    Other income (expense)—net decreased $16 million to $15 million in 2007. The amount for 2007 related primarily to a gain of $22 million from the sale of shares held in CME Group, an entity created by the 2007 merger of the Chicago Mercantile Exchange and the Chicago Board of Trade, while 2006 amounts included a gain on sale of land in Europe for $31 million.

        Income Tax Benefit (Expense).    Income tax expense of $310 million in 2007 primarily related to higher taxable earnings in jurisdictions with higher tax rates combined with a net increase in the liability for unrecognized tax benefits of $17 million discussed below. We believe that our effective tax rate has returned to a sustainable rate. The tax benefit for 2006 of $36 million included a $67 million reversal of deferred tax valuation allowances and a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005 (See "—Factors Affecting our Operating Results—Income Taxes" above) and a charge of $14 million relating to certain income tax contingencies in Europe. Excluding these items, the income tax benefit was $4 million.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. During 2007, we recorded an income tax expense relating to unrecognized tax benefits of $17 million. The increase related primarily to the appreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of certain Brazilian deferred tax assets. We have requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expect to receive this ruling within the next 12 months. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

        Minority Interest.    Minority interest expense increased $86 million to $146 million in 2007 from $60 million in 2006 primarily due to record earnings from Fosfertil.

        Equity in Earnings in Affiliates.    Equity in earnings of affiliates increased by $10 million to $33 million in 2007 from $23 million in 2006 primarily due to a gain from our French oilseed processing joint venture related to the sale of a subsidiary and higher earnings in Solae as a result of 2007 margin improvement in China and Europe. Solae's 2006 earnings were low as a result of impairment and restructuring charges relating to the closure of a plant in China and employee severance costs and impairment charges relating to certain patent, technology and trademark investments in intangible assets no longer used in the business. Partially offsetting the increase from Solae were lower earnings from our European biodiesel joint ventures.

        Net Income.    Net income increased $257 million to $778 million in 2007 from $521 million in 2006. Net income for 2007 includes charges for impairment and restructuring, net of tax, of $59 million, increased value-added tax provisions in our fertilizer business, net of tax and minority interest, of $22 million and $15 million in after-tax gains from the sale of shares of stock held in CME Group.

  2006 Compared to 2005

        Agribusiness Segment.    Agribusiness segment net sales increased 8% primarily due to higher average selling prices for agricultural commodity products.

        Cost of goods sold increased 9% primarily due to higher raw material costs, freight costs, increased energy costs primarily in North America and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars. The average Brazilian real-U.S. dollar exchange rate strengthened 12% in the year ended December 31, 2006 compared to the same period in 2005. In addition, 2006 included impairment and restructuring charges of $20 million and 2005 included a $27 million decrease in allowances for recoverable taxes and a $14 million reversal for a transactional tax provision due to a favorable tax ruling and $40 million of impairment and restructuring charges.

        Gross profit was relatively unchanged primarily due to higher freight costs, increased energy costs, primarily in North America, and higher operational expenses due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars.

        SG&A expenses increased 13% primarily due to increases in bad debt expense and from the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Offsetting the increase was a $4 million reduction in SG&A expenses due to a partial settlement payment we received in connection with litigation in Brazil.

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

        Segment operating profit decreased 59% primarily due to lower volumes and gross profit, higher SG&A expenses, foreign exchange losses and higher interest expense.

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

        Edible Oil Products Segment.    Edible oil products segment net sales increased 12% due to higher average selling prices and a 12% increase in volumes in most regions, especially in Europe. The increase in average selling prices followed the generally higher trend in agricultural commodity prices. The increase in volumes was largely driven by increased demand for vegetable oil used in the biodiesel industry. Our European operations also benefited from the consolidation of an acquisition in Poland, which was previously accounted for on the equity method of accounting. Our Brazilian operations benefited from expanded operations at one of our refining and packaging facilities.

        Cost of goods sold increased 13% due to the increase in volumes, higher raw material costs and higher energy costs primarily in North America and increases in industrial costs resulting from the effects of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Gross profit increased 2% primarily due to improved profitability and higher volumes in Europe. Included in cost of goods sold in 2006 was $18 million of impairment charges relating to the write-down of certain refining and packaging facilities in our Brazilian edible oil operations. Overall improved distribution and brand positioning also contributed to the improvement in gross profit.

        SG&A expenses decreased 4% primarily due to lower advertising expenses and a receipt of a $2 million partial settlement payment in connection with litigation in Brazil partially offset by the effects of a weaker U.S. dollar. In 2005, SG&A expenses included $2 million of restructuring charges relating to a workforce reduction in Brazil and Europe.

        Segment operating profit increased 57% primarily due to improved profitability in Europe and the consolidation of an acquisition in Poland, which contributed $6 million to segment operating profit in 2006.

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

        Consolidated Financial Costs.    The following is a summary of consolidated financial costs for the periods indicated:

	Year Ended December 31,
(US$ in millions, except percentages)
	2006	2005	Change
Interest income	$119	$104	14%
Interest expense	(280)	(231)	21%
Foreign exchange losses	59	(22)

        Interest income increased 14% primarily due to higher average balances of interest bearing accounts receivable. Interest expense increased 21% due to higher average borrowings and higher average interest rates on short-term debt.

        Foreign exchange gains of $59 million in 2006 on our U.S. dollar net monetary liability position in Brazil were primarily due to the 9% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2006 compared to December 31, 2005. Foreign exchange results also included hedging gains relating to foreign exchange derivative contracts to hedge the effects of exchange rate movements on our fertilizer segment industrial and SG&A expenses in Brazil. Foreign exchange losses of $22 million in 2005 included hedging costs related to our exposure in Brazil partially offset by exchange gains on our Brazilian-U.S. dollar net monetary liability position primarily due to the 13% appreciation in the value of the Brazilian real versus the U.S. dollar at December 31, 2005 compared to December 31, 2004. In addition, in 2005, the 2% devaluation in the value of the Argentine peso versus the U.S. dollar at December 31, 2005 compared to December 31, 2004 resulted in exchange losses on our Argentine-U.S. dollar net monetary liability position.

        Other Income (Expense)—net.    Other income (expense)—net increased $9 million to $31 million in 2006 from $22 million in 2005. The amount for 2006 primarily included a gain on sale of land in Europe for $31 million and 2005 included gains on interest rate derivative contracts and gains on sales of long-lived assets.

        Income Tax Benefit (Expense).    Income tax benefit for 2006 of $36 million included a $67 million reversal of deferred tax valuation allowances and a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005 (See "—Factors Affecting our Operating Results—Income Taxes" above) and a charge of $14 million relating to certain income tax contingencies in Europe. Excluding these items, the income tax benefit was $4 million.

        In 2004, we merged and spun-off several 100%-owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, we recorded a valuation allowance of

$60 million. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities which included the statutory capital tax losses and no additional tax assessment was made by the tax authorities. In addition, the statute of limitations for auditing tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, we reversed deferred tax valuation allowances of $72 million in 2006 as we now believe that it is more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to the $72 million reversed in 2006 represents the effects of foreign exchange translation adjustments. Offsetting the decrease in the reversal were additional valuation allowances of $5 million recorded in various entities relating to recoverability of deferred tax assets.

        Income tax benefit for 2005 of $82 million included a $77 million reversal of a deferred tax liability as a result of a favorable tax ruling with respect to unremitted earnings of a foreign subsidiary acquired (See "—Factors Affecting our Operating Results—Income Taxes" above) and a $79 million reversal of deferred tax valuation allowances as a result of the projected utilization of net operating loss carryforwards. Excluding these items, the income tax expense was $74 million.

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

Liquidity and Capital Resources

        One of our primary financial objectives is to maintain sufficient liquidity to provide flexibility to pursue our growth strategies and ensure the smooth functioning of our existing businesses. At December 31, 2007, our shareholders' equity plus minority interest exceeds our long-lived assets by $3,282 million, and our total debt to capitalization was 34%. Our current ratio, defined as current assets divided by current liabilities, was 1.64 and 1.86 at December 31, 2007 and December 31, 2006, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $981 million at December 31, 2007 and $365 million at December 31, 2006. Of these amounts, $449 million and $65 million, respectively, was held at Fosfertil, a non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Cash and cash equivalents at Fosfertil are generally not made available to reduce indebtedness incurred at other Bunge companies until a dividend distribution is made by Fosfertil.

        Included in our inventories were readily marketable inventories of $3,358 million at December 31, 2007 and $2,325 million at December 31, 2006. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Inventories at December 31, 2007 increased from December 31, 2006 primarily due to higher agricultural commodity prices in 2007.

        Long-Term and Short-Term Debt.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program. Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Our short-term and long-term debt increased by $1,063 million at December 31, 2007 from December 31, 2006, primarily to finance higher working capital levels. The increase in working capital was primarily caused by higher prices for agricultural commodities. To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes. Generally, during periods when commodity prices are high, our operations require increased levels of working capital, which results in higher debt levels.

        At December 31, 2007, we had approximately $3,050 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $1,772 million was unused and available at December 31, 2007. The following table summarizes committed borrowing facilities and outstanding amounts at the period end dates specified:

(US$ in millions)	Maturities	December 31, 2007	December 31, 2006	Total availability December 31, 2007
Commercial Paper	2012	$153	$90	$600
Revolving Credit Facilities(1)	2008-2010	1,125	455	2,450

Total		$1,278	$545	$3,050

    (1)
    Borrowings under the revolving credit facilities whose maturities are greater than one year from the date of the consolidated balance sheets are classified as long-term debt, consistent with the long-term maturity of the facilities. However, individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each individual borrowing matures.

        At December 31, 2007, we had $153 million outstanding under our $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's Investor Service. In June 2007, we extended the maturity of these committed back-up bank credit lines for a five-year period to June 2012. These credit lines permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of $600 million. The cost of borrowing under the committed back-up bank credit lines would be higher than the cost of borrowing under our commercial paper program. At December 31, 2007, no borrowings were outstanding under these committed back-up bank credit lines.

        In November 2007, we entered into a $1 billion, 364-day revolving credit agreement with a number of lending institutions. Borrowings under the facility, which expires in November 2008, are to be used for general corporate purposes. There were no borrowings outstanding under this facility at December 31, 2007.

        In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions. These credit lines are negotiated as we deem necessary based on our liquidity requirements. At December 31, 2007 and December 31, 2006, $0 and $225 million, respectively, were outstanding under such short-term credit lines and are included in short-term debt in our consolidated balance sheets.

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

        Through our subsidiaries, we have various other short- and long-term debt facilities at fixed and variable interest rates denominated in U.S. dollars, Euros, Brazilian reais, and other local currencies. A summary of these facilities is shown in the table below.

(US$ in millions)	December 31, 2007	December 31, 2006
Short-term debt at subsidiaries	$334	$139
Long-term debt at subsidiaries	231	195

Total(1)	$565	$334

    (1)
    Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $200 million at December 31, 2007 have been mortgaged or otherwise collaterized against long-term debt of $36 million at December 31, 2007.

        In November 2007, Fitch Ratings revised the outlook on the BBB credit rating of our unsecured guaranteed senior notes to stable from negative. Also in November 2007, Standard & Poor's Ratings Services (S&P) confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes. In addition, our unsecured guaranteed senior notes carry a rating of "Baa2 with a negative outlook" from Moody's Investor Service. Our debt agreements do not have any credit ratings downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. We were in compliance with these covenants as of December 31, 2007.

        Interest Rate Swap Agreements.    At December 31, 2007, we had various interest rate swap agreements with a total notional amount of $1,150 million for the purpose of managing our interest rate exposure on a portion of our fixed rate senior notes. Under the terms of interest rate swaps, we make payments based on six-month LIBOR and we receive payments based on the fixed rates of the associated senior notes. The maturity of the interest rate swap agreements correspond with the maturity of the associated fixed rate senior notes.

        In 2007, we entered into interest rate swaps with a notional amount of $250 million maturing in April 2017 and a notional amount of $200 million maturing in May 2013 for the purpose of managing our interest rate exposure associated with the senior notes due 2017 and $200 million of the $300 million principal amount of our senior notes due 2013, respectively. Under the terms of the interest rate swaps, we will make payments based on six-month LIBOR and will receive payments based on fixed interest rates. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). During 2007, we also terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of the swap terminations, we realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

        In January 2008, we terminated our outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, which was comprised of $1 million of accrued interest and a $48 million gain on the net settlement of the swap agreements. The $1 million of accrued interest was recognized in 2007 as a reduction of interest expense in the consolidated statement of income and $20 million of the gain was recognized as an adjustment to the carrying amount of the related debt in the consolidated balance sheet at December 31, 2007. The $48 million gain will be amortized to earnings over the remaining term of the debt.

        Shareholders' Equity.    Shareholders' equity increased to $7,945 million at December 31, 2007 from $5,668 million at December 31, 2006, as a result of net income of $778 million, $845 million received from the sale of preference shares, $46 million from the issuance of our common shares relating to the exercise of employee stock options and the issuance of restricted stock units that had vested, $42 million related to stock-based compensation expense, and other comprehensive income of $732 million, which includes foreign exchange translation gains of $731 million. This increase was partially offset by $46 million relating to the initial adoption of FIN 48, Accounting for Uncertainty in Income Taxes, dividends paid to common shareholders of $80 million and accrued dividends to preference shareholders of $40 million during the year ended December 31, 2007.

        In November 2007, we sold 862,500 shares of 5.125% cumulative mandatory convertible preference shares in a public offering, for which we received net proceeds of approximately $845 million after underwriting discounts and commissions, which was used to repay indebtedness. The annual dividend on each mandatory convertible preference share will be $51.25 and will be payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends. Each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.219 and 9.6984 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.219 Bunge Limited common shares. The conversion rates are subject to anti-dilution adjustments.

  Cash Flows

        2007 Compared to 2006.    In 2007, our cash and cash equivalents balance increased $616 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to an $11 million increase in our cash and cash equivalents balance in 2006.

        Our operating activities used cash of $411 million in 2007, compared to cash used of $289 million in 2006.

        Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories. The decrease in the cash flow from operating activities is primarily due to higher levels of working capital. The higher levels of working capital are primarily attributable to an increase in readily marketable commodity inventories and trade accounts receivable partially offset by increased accounts payable resulting from higher commodity prices and increased purchases in North and South America and Europe.

        Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline. As a result, we are dependent on exchange-traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and agricultural forward purchase contracts. Typically, futures exchanges require daily settlements on outstanding futures positions. As a result of the rising prices of agricultural commodities, we have experienced significant cash payment obligations required to settle our daily outstanding net futures positions.

        Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which occurs in March, April and May. In addition, in the first half of the year we also build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. Also during the first half of the year, North American and European "old" crop inventories harvested and purchased in September, October and November of the previous year are at their lowest level.

        Our operating activities have historically provided cash flow in the second half of the year, but they can vary depending upon the amount of advances made to farmers in Brazil and the amount of North American and European "new" crops purchased during the September, October and November harvest periods. In addition, most of the South American inventories acquired during the March, April and May harvest period have been sold.

        For the years ended December 31, 2007 and 2006, the foreign exchange gain on debt was $285 million and $175 million, respectively, and these were included as an adjustment to reconcile net income to cash used in operating activities in the line item "Foreign exchange gain on debt" in our consolidated statements of cash flows. Our Brazilian subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt. The functional currency of our Brazilian subsidiaries is the local currency, the Brazilian real. These U.S. dollar-denominated intercompany loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. However, foreign exchange gains or losses on these U.S. dollar-denominated intercompany loans do not impact our cash flows from operating activities, but are included as an adjustment to reconcile net income to cash (used for) provided by operating activities.

        Cash used for investing activities was $794 million in 2007, compared to cash used of $611 million in 2006. Payments made for capital expenditures included investments in property, plant and equipment totaling $658 million and consisted primarily of additions under our capital expenditure plan. Capital expenditures in 2007 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion.

        Acquisitions of businesses and intangible assets for 2007 included $101 million cash paid for the acquisition of a sugarcane mill and ethanol production facility in Brazil, $23 million for a product brand in Brazil and $28 million for two packaged oil brands and a refining and crushing plant in Europe. In 2006, acquisitions of business and other intangible assets include the acquisition of an agribusiness company in China for $26 million and $43 million for a port terminal in Brazil.

        Investments in affiliates for 2007 included $32 million of additional investments in biofuels joint ventures in North and South America. For 2006, investments in affiliates included primarily $16 million to acquire a 25% ownership interest in a company that manufactures edible oil products in Russia, an additional investment of $35 million in our existing Brazilian port terminal joint ventures and $28 million of investments in various renewable energy joint ventures in the United States.

        Proceeds from the disposal of property, plant and equipment in 2007 and 2006 of $55 million and $49 million, respectively, primarily included amounts received from the sale of land. Investing activities in 2007 included proceeds from the sale of investments of $22 million from the sale of shares held in the CME Group, a combined entity created by the 2007 merger of the Chicago Mercantile Exchange and the Chicago Board of Trade. Investing activities in 2006 included capital returns of $18 million primarily from our Solae joint venture and the collection of an $11 million note receivable from our DII biodiesel joint venture.

        Cash provided by financing activities was $1,762 million in 2007, compared to cash provided of $891 million in 2006. In 2007 and 2006, we increased our borrowings by $922 million and $299 million, respectively, primarily to finance our working capital requirements. We also received net proceeds of $845 million and $667 million from the issuance of convertible preference shares in 2007 and 2006, respectively. Dividends paid to our common shareholders in 2007 were $80 million and $74 million in 2006. Dividends paid to holders of our convertible preference shares were $34 million in 2007.

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

        Cash used for investing activities was $611 million in 2006, compared to cash used of $480 million in 2005. Payments made for capital expenditures included investments in property, plant and equipment that totaled $503 million and consisted primarily of additions under our normal capital expenditure plan.

        In 2006, acquisitions of business and other intangible assets included the acquisition of two agribusiness companies in China and a port terminal in Brazil. Acquisitions of business and other intangibles in 2005 were $50 million, which included $23 million from the Ideal premium packaged oil brand in Russia and $13 million from the acquisition of a controlling interest in an integrated soybean crushing and refining plant in the port city of Rizhao, China.

        Investments in affiliates included in 2006 included $16 million for a 25% ownership interest in a company that manufactures edible oil products in Russia, additional investments of $35 million in our existing Brazilian port terminal joint ventures and $28 million of investments in various renewable energy joint ventures in the United States. Investments in affiliates in 2005 of $18 million primarily included an investment in a port terminal joint venture in Brazil.

        Proceeds from the disposal of property, plant and equipment in 2006 and 2005 were primarily from sales of land. Investing activities in 2006 and 2005 also included capital returns primarily from our Solae joint venture.

        Cash provided by financing activities was $891 million in 2006 compared to cash provided of $21 million in 2005. In 2006, we increased our borrowings by $299 million, and we received net proceeds of $677 million from the issuance of convertible preference shares. Dividends paid to our common shareholders in 2006 were $74 million and $63 million in 2005.

  Brazilian Farmer Credit

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

        Brazilian farm economics in 2005 and 2006 were adversely affected by volatility in soybean prices, poor crop quality and yields in certain regions and a steadily appreciating Brazilian real. Certain Brazilian farmers responded to these conditions by delaying payment on outstanding amounts owed to farm input suppliers. Higher crop prices in 2007, driven partially by anticipated demand increases for corn and vegetable oils to support growing food and biofuels demand and by certain global production shortfalls in wheat, corn and oilseeds, have contributed to an improvement in Brazilian farm economics. However, some Brazilian farmers continue to face high unpaid debt balances and a strong Brazilian real. In addition, crop input prices were significantly higher in 2007 than 2006. As a result of these factors and our review of individual accounts receivable balances, we have increased our allowance for doubtful accounts in the fertilizer segment. While we expect farm economics in Brazil to continue to improve, the recovery process for some farmers will likely extend beyond one crop cycle. Below is a table of our fertilizer segment current and non-current trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)
	2007	2006
Trade accounts receivable	$857	$746

Allowance for doubtful accounts	211	144

Allowance for doubtful accounts as a percentage of trade accounts receivable	25%	19%

        We evaluate the collectibility of our trade accounts receivable and record allowances for doubtful accounts if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality for specific accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon changes in circumstances. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and we have increased our collateral requirements for certain customers. Based on our collectibility evaluation during 2007, we reclassified $154 million of certain accounts receivable from trade accounts receivable to other non-current assets in the consolidated balance sheets. This reclassification reflects the non-current portion of outstanding trade receivables that have been renegotiated with farmers. As of December 31, 2007, the balance of the non-current accounts receivable was $331 million and the related non-current allowance for doubtful accounts was $189 million.

        In addition to our fertilizer trade accounts receivable, we issue guarantees to financial institutions in Brazil relating to amounts owed the institutions by certain of our customers. Related amounts totaled $249 million at December 31, 2007. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2007, $196 million of these financing arrangements were collateralized by tangible property. We evaluate the likelihood of the customer repayments of the amounts due to financial institutions and we record an obligation if we determine collection is doubtful. During 2007, we paid $15 million to the financial institutions as a result of customer defaults on the amounts they owe to the institutions. Included in total trade accounts receivable of $857 million at December 31, 2007 were partially collateralized non-current accounts receivable of $142 million relating to customer defaults under this program that occurred primarily in 2005 and 2006 for which we have related reserves for doubtful accounts of $38 million.

        Secured Advances to Farmers and Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts, specifically with prepayments in advance of crop deliveries, and secured advances to farmers in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land and other assets and are generally settled after the farmer's crop is harvested and sold. At December 31, 2007, we had $1,163 million in outstanding prepaid commodity purchase contracts and secured advances to farmers in Brazil compared to $866 million at December 31, 2006. The increase in the balance resulted primarily from higher farmer crop input costs. The allowance for uncollectible advances totaled $52 million at December 31, 2007 and $40 million at December 31, 2006. We closely monitor the collectibility of these advances. Against these outstanding balances owed to us, we also had $22 million and $35 million, as of December 31, 2007 and December 31, 2006, respectively, recorded as accounts payable to these farmers reflecting soybeans which had been delivered by the farmers to our facilities. Interest earned on secured advances to suppliers of $57 million, $78 million and $102 million for 2007, 2006 and 2005, respectively, is included in net sales in the consolidated statements of income.

        Included in the outstanding balances for prepaid commodity purchase contracts and secured advances to farmers at December 31, 2007 and December 31, 2006 were long-term secured advances to suppliers of $379 million and $258 million, respectively. We extend secured advances to suppliers on a long-term basis as Brazilian producers increase acreage used for the production of agricultural commodities. These advances are used by our suppliers to invest in the cultivation of newly-converted land and other supplies needed for the production of agricultural commodities. Often these new production areas will take two to three years to reach normal yields. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities from the increased acreage.

        Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $48 million and $54 million at December 31, 2007 and December 31, 2006, respectively. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on such farmer's land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $245 million and $104 million at December 31, 2007 and December 31, 2006, respectively. Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops.

  Capital Expenditures

        Our cash payments made for capital expenditures were $658 million in 2007, $503 million in 2006 and $522 million in 2005. In 2007, major capital projects included the expansion of oilseed processing capabilities and construction of a new refinery in Canada, continued construction of port facilities in Brazil, expansion of Brazilian phosphate rock production capacity and a new wheat mill, and expansion of our sugar production facility in Brazil.

        In 2006, major capital projects included the construction of a new refinery in Canada, construction of two new oilseed processing plants in Spain, construction of port terminal facilities in Brazil and Argentina, expansion of Brazilian sulfuric and phosphoric acid production capacity, acquisition of silos in Eastern Europe and construction of new refining and oilseed processing capabilities in Eastern Europe. In addition, we incurred capital expenditures relating to several renewable energy projects in North America and Europe.

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

        We intend to invest approximately $1,000 million to $1,100 million in 2008, net of cash received on asset dispositions. Of this amount, we expect that approximately 30% will be used for sustaining current production capacity, safety and environmental programs. The other investments will be used to expand our sugar business, build new plants and improve oilseed processing logistics and plant operating efficiencies in Europe, expand and upgrade our mining, fertilizer production capacity and port facilities in the United States and Brazil, expand or acquire grain origination facilities in Europe and modernize certain of our edible oil refineries in Canada and Europe. We intend to fund our capital expenditures with cash flows from operations and available borrowings.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values(1)	$36
Unconsolidated affiliates financing(2)	15
Customer financing(3)	249

Total	$300

(1)
Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values, or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $36 million at December 31, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

(2)
Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee from our unconsolidated affiliates.

(3)
We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2007, $196 million of these financing arrangements were collateralized by tangible property. We evaluate the likelihood of customer repayments of the amounts due to financial institutions, and we record an obligation if it is determined that it is likely that we will be required to make payments under the guarantees. Of these outstanding guarantees, at December 31, 2007, no obligations were recorded.

        In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At December 31, 2007, debt with a carrying amount of $3,679 million related to these guarantees is included in our consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

        One of our subsidiaries has provided a guarantee of indebtedness to one of its subsidiaries. The total debt outstanding as of December 31, 2007 was $96 million, which was recorded as long-term debt in our condensed consolidated balance sheet.

  Accounts Receivable Securitization Facilities

        Certain of our European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. We account for the transfers/sales of accounts receivable under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The discount rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the years ended December 31, 2007 and 2006, we recognized approximately $13 million and $5 million, respectively, of expenses, in the consolidated statements of income, related to the securitization program in Europe.

        The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon the occurrence of certain limited circumstances. Our European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as sales under SFAS No. 140 and SFAS No. 156. The beneficial interests are subordinate to the investors' interests and are valued at historical cost, which approximate fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheet.

        As of December 31, 2007 and 2006, we sold approximately $338 million and $171 million, respectively, of accounts receivable to the Euro securitization facility, of which we have retained $113 million and $44 million, respectively, beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, we recorded an allowance for doubtful accounts of $7 million and $4 million against the beneficial interest at December 31, 2007 and 2006, respectively, in other current assets in the consolidated balance sheet.

        We also have two revolving accounts receivable securitization facilities, through our wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $226 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $150 million facility expires in 2008 and the $76 million facility expires in 2012. Both programs have an option to renew. The discount rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 27.5 to 40 basis points in 2007.

        During 2007 and 2006, the outstanding undivided interests averaged $174 million and $150 million, respectively. We retain collection and administrative responsibilities for the accounts receivable in the pools. We recognized $10 million, $9 million and $5 million in related expenses for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income.

        In addition, we retain interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, our retained interests in the pools are valued at historical cost, which approximate fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2007 and 2006 were net of $226 million and $171 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2007
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(US$ in millions)
Commercial paper borrowings(1)	$153	$153	$—	$—	$—
Other short-term borrowings(1)	437	437	—	—	—
Variable rate interest obligations	39	39	—	—	—
Long-term debt(1)	3,957	552	1,280	880	1,245
Fixed interest rate obligations	834	158	250	246	180
Non-cancelable lease obligations	1,489	170	314	259	746
Freight supply agreements(2)	2,386	512	362	207	1,305
Inventory purchase commitments	2,069	2,068	1	—	—
Uncertain income tax positions(3)	197	11	—	186	—

Total contractual obligations	$11,561	$4,100	$2,207	$1,778	$3,476

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from 2 months to 4 years in the case of ocean freight vessels and 8 to 20 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(3)
Represents estimated payments of liabilities associated with uncertain income tax positions. See Note 12 to the consolidated financial statements.

        Pursuant to an agreement between us and a third party, we were granted an option to purchase and the third party was granted an option to sell to us, a grain shipping terminal in Europe for $55 million. This option could be exercised by either party at specified time periods beginning in May 2007. In the second quarter of 2007, both we and the third party gave notice of our intentions to exercise the options. However, the parties are in dispute regarding certain terms of the transfer of the terminal and the implementation of the transfer. We have initiated arbitration proceedings to clarify such matters.

  Employee Benefit Plans

        We expect to contribute $24 million to our defined benefit pension plans and $8 million to our post-retirement healthcare benefit plans in 2008.

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

  Allowances for Uncollectible Accounts

        We evaluate the collectibility of our trade accounts receivable and secured advances to suppliers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on historical experience, market conditions, current trends and any specific customer collection issues that we have identified. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense. At December 31, 2007, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $285 million and $52 million, respectively. At December 31, 2006, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $224 million and $40 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2007 and 2006, the allowance for recoverable taxes was $135 million and $42 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

  Inventories and Derivatives

        To the extent we consider it prudent for minimizing risk, we use derivative instrument contracts for the purpose of managing the exposures associated with agricultural commodity prices, energy and ocean freight costs, foreign currency exchange rates and interest rates. We are exposed to loss in the event of non-performance by the counterparties to these contracts. The risk of non-performance is routinely monitored and provisions recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these contracts could result in additional provisions and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2007 and 2006.

        The majority of our merchandisable agricultural commodity inventories, forward fixed-price purchase and sale contracts, and exchange-traded futures and options contracts are valued at estimated market values. These merchandisable agricultural commodities are freely-traded, have quoted market prices and may be sold without significant additional processing. We estimate market values based on exchange-quoted prices, adjusted for differences in local markets. Changes in the market values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate market values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

  Property, Plant and Equipment and Other Intangible Assets

        Long-lived assets include property, plant and equipment and intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges.

        In 2007, we recorded pretax impairment charges of $22 million, $35 million, and $13 million in our agribusiness, edible oil products and milling products segments, respectively, relating to write-downs of smaller, older and less efficient facilities. These included four oilseed processing, refining and packaging facilities in Europe, an oilseed processing facility and an edible oil products packaging facility in the United States, one wheat milling facility in Brazil and one corn milling facility in Canada. The declining results of operations of these facilities, as well as our additions of new, larger and better located facilities in recent years, led management to reach a decision to permanently close all or substantial portions of these facilities. In addition to the facility impairments, 2007 pretax impairment charges included $11 million impairments related to certain brands and other intangible assets in India as a result of declining returns on those assets.

        In 2006, we recorded pretax impairment charges of $18 million and $2 million in our agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and packaging facilities, in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities.

        In 2005, we recorded pretax impairment charges in our agribusiness segment of $35 million relating to certain South American oilseed processing facilities, which have been closed due to a deteriorating operating environment caused by industry over capacity, and $3 million relating to an oilseed processing plant in India.

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. We did not have any significant impairment charges relating to our equity investments in 2007, 2006 and 2005.

  Goodwill

        Goodwill represents the excess of the costs of businesses acquired over the fair market value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market place data and other factors are used to determine the fair value of the reporting units and the respective assets. Our reporting units, which are our operating segments, in which we have recorded goodwill, are agribusiness, edible oil products and milling products. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record additional impairment charges. In the fourth quarter of 2007, we performed our annual impairment test and recognized a $13 million impairment of goodwill related to our packaged oil brands in Europe and Asia in the edible oils product segment. The impairments were a result of a decline in the market conditions in Asia and our continued business realignment in Europe.

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

  Employee Benefit Plans

        We sponsor various U.S. and foreign pension and post-retirement benefit plans. In connection with the plans, we make various assumptions in the determination of projected benefit obligations and expense recognition related to pension and post-retirement obligations. Key assumptions include discount rates, rates of return on plan assets, asset allocations and rates of future compensation increases. Management develops its assumptions based on its experience and by reference to market related data. All assumptions are reviewed periodically and adjusted as necessary.

        A one percentage point decrease in the assumed discount rate on our defined benefit pension plans would increase annual expense and the projected benefit obligation by $9 million and $111 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $5 million.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,399 million and $1,115 million at December 31, 2007 and 2006, respectively. However, we have recorded valuation allowances of $33 million and $40 million at December 31, 2007 and 2006, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

        In 2004, we merged and spun-off several 100%-owned European subsidiaries which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. We had determined that it was more likely than not that the tax authorities would disallow the recognition of the statutory capital tax losses. Consequently, in 2004, we recorded a valuation allowance of $60 million. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities, which included the statutory capital tax losses, and no additional tax assessments were made by the tax authorities. In addition, the statute of limitations for auditing the tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, in 2006, we reversed deferred tax valuation allowances of $72 million, as we now believe that it is more likely than not that the net operating losses will be recovered. The increase from the amount recorded in 2004 of $60 million compared to $72 million reversed in 2005 represents the effects of foreign exchange translation adjustments. Offsetting the decrease in the reversal were additional valuation allowances of $5 million recorded in various entities relating to the recoverability of deferred tax assets.

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

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We apply a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2007, we had recorded tax liabilities of $197 million in our consolidated balance sheet.

Recent Accounting Pronouncements

        Adoption of New Accounting Pronouncements—In July 2006, the FASB issued two related standards that address accounting for income taxes, FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FSP FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance became effective for Bunge on January 1, 2007 (see Note 12 of the notes to the consolidated financial statements). The adoption of FSP FAS 13-2 did not have an impact on Bunge's 2007 consolidated financial statements. Prior periods were not be restated as a result of the adoption of these standards.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 did not have a material impact on Bunge's 2007 consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The adoption of SFAS No. 155 did not have a material impact on Bunge's 2007 consolidated financial statements.

        New Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Bunge is evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, its adoption will have on Bunge's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on Bunge's financial condition at December 31, 2006 has been included in its consolidated financial statements. SFAS No. 158 did not have an effect on Bunge's consolidated financial statements for the year ended December 31, 2005. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (see Note 17 of the notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on our consolidated financial statements).

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-1, "Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions" (FSP FAS 157-1) and FASB Staff Position FAS 157-2, "Effective Date of SFAS No. 157 " (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008. Bunge is currently evaluating the provisions of SFAS No. 157 and FSP 157-1 and 157-2 to determine the impact, if any, the adoption will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statement in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bunge will adopt SFAS No. 141(R) on January 1, 2009, as required, and Bunge is currently evaluating the impact of such adoption on Bunge's financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent's carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Bunge will adopt SFAS No. 160 on January 1, 2009, as required, and Bunge is currently evaluating the impact of such adoption on Bunge's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. Certain hedges are executed through the over the counter market and related counterparty exposure is managed through credit analysis and review by a credit committee. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

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

        Our daily net agricultural commodity position consists of inventory, related purchase and sale contracts, and exchange-traded contracts, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted average futures prices for the period. Value-at-risk is calculated on the net position and monitored at the 95% and 99% confidence intervals. In addition, scenario analysis is performed on the portfolio. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$889	$(89)	$510	$(51)
Highest short position	(85)	(9)	(322)	(32)

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

        A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our unrecognized firm commitment to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the year ended December 31, 2007, we recognized in cost of goods sold in our consolidated statements of income $340 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $340 million of losses on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for 2007 due to hedge ineffectiveness.

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with foreign currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia. We enter into derivative financial instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million and $1,071 million as of December 31, 2007 and 2006, respectively. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $232 million and $171 million in the years ended December 31, 2007 and 2006, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	December 31, 2007	December 31, 2006
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency (short) position, from financial instruments, including derivatives	$(2,770)	$(1,750)
Market risk	(277)	(175)
Agricultural commodities inventories	1,926	1,312
Net currency (short) position, less agricultural commodities inventories(1)	(844)	(438)
Market risk(1)	$(84)	$(44)

Argentine Operations (primarily exposure to U.S. dollar):
Net currency (short) position, from financial instruments, including derivatives	$(354)	$(171)
Market risk	(35)	(17)
Agricultural commodities inventories	362	175
Net currency long position, less agricultural commodities inventories	8	4
Market risk	$1	$—

European Operations (primarily exposure to U.S. dollar):
Net currency (short) position, from financial instruments, including derivatives	$(417)	$(388)
Market risk	(42)	(38)
Agricultural commodities inventories	575	330
Net currency long (short) position, less agricultural commodities inventories	158	(58)
Market risk	$16	$(6)

(1)
The market risk for the Brazilian Operations excludes fertilizer inventories of $924 million at December 31, 2007, which also provide a natural hedge to our currency exposure. Including the market fertilizer inventories reduces the net currency to a long position, less agricultural commodities inventories at December 31, 2007 of $80 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of foreign currency exchange rates on our Brazilian fertilizer segment results.

        We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in the assets, liabilities, revenues and expenses of our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss). At December 31, 2007, we had outstanding cross currency swaps with a notional value of $76 million to hedge our net investment in Brazilian assets. We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets. These swaps have maturity dates in 2008. At December 31, 2007, the fair value of these currency swaps was a loss of $17 million, which was recorded in other non-current liabilities in the consolidated balance sheet. We recognized a loss of $10 million on the change in fair value on our outstanding net investment hedge and a loss of $45 million on the settlement of certain other net investment hedges for the year ended December 31, 2007, which were included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss).

Interest Rate Risk

        We issue debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. The following table summarizes our total short-term and long-term debt exposure to interest rate risk at December 31, 2007:

Variable Rate Debt	Fixed Rate Debt	Total
	(US$ in millions)
$3,546	$1,001	$4,547

        A hypothetical 100 basis point increase in the interest rates of our debt at December 31, 2007 would result in a decrease in the fair value of our debt of approximately $38 million. Similarly, a decrease of 100 basis points in the interest rates of our debt at December 31, 2007 would cause an increase in the fair value of our debt of approximately $38 million.

        In addition, a hypothetical 1% change in the LIBOR interest rates would result in a change in our interest expense of approximately $35 million. The calculation assumes that all long-term debt maturing within one year is variable rate debt in addition to the debt that carries a variable interest rate. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

        Interest Rate Derivatives—We use various derivative instruments to manage interest rate risk associated with outstanding or forecasted fixed and variable rate debt and debt issuances, including interest rate swaps, options, and futures as may be required.

        The interest rate swaps used by us as derivative hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. The derivatives we entered into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received based on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        In 2007, we entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing our interest rate exposure associated with the senior notes due 2017 (see Note 13 of the notes to the consolidated financial statements) and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, we make payments based on six-month LIBOR and receive payments based on fixed interest rates. We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        In 2007, we terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of these swap terminations, we realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2007.

					Fair Value Gain December 31,
	Maturity
(US$ in millions)
	2014	2015	2017	Total	2007
Receive fixed/pay variable notional amount	$500	$400	$250	$1,150	$20
Weighted-average variable rate payable(1)	4.90%	4.91%	5.95%
Weighted-average fixed rate receivable	5.35%	5.10%	5.90%

(1)
Interest is payable in arrears based on a six-month LIBOR plus a spread.

        We recognized approximately $8 million, $16 million and $1 million as interest expense in the consolidated statements of income in the years ended December 31, 2007, 2006 and 2005, respectively, relating to our outstanding interest rate swap agreements. In addition, in 2007, 2006 and 2005, we recognized approximately $6 million, $7 million and $7 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the termination of interest rate swap gains.

        In January 2008, we terminated our outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017, and received approximately $49 million in cash, which was comprised of $1 million of accrued interest and a $48 million gain on the net settlement of the swap agreements. The $1 million of accrued interest was recognized in 2007 as a reduction of interest expense in the consolidated statement of income and $20 million of the gain was recognized as an adjustment to the carrying amount of the related debt in the consolidated balance sheet at December 31, 2007. The $48 million gain will be amortized to earnings over the remaining term of the debt.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-2 through F-69 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of

the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below in "Management's Report on Internal Control Over Financial Reporting."

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

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, Bunge assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on Bunge Limited's assessment, management believes that Bunge Limited's internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in that framework due to the material weaknesses described below.

        In management's assessment of the effectiveness of Bunge's internal control over financial reporting as of December 31, 2007, management determined that there were two control deficiencies that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Specifically, Bunge Limited did not maintain effective control over financial reporting relating to the financial statement close process, including insufficient controls over the proper analysis, reconciliation and elimination of intercompany transactions. Bunge Limited processes a significant number of intercompany transactions on a monthly basis relating primarily to sales of agricultural commodities and commodity products among business units. Individual intercompany transactions are frequently significant in value. Upon discovery of this deficiency in its internal controls, management conducted a broad review of its processes for elimination of intercompany transactions across all of its business units and its corporate office. As a result of this review, management believes that errors in the transfer of information from the general ledgers of certain of Bunge's subsidiaries to Bunge's consolidated reporting system were primarily the result of systems changes made during 2007.

        Additionally, Bunge Limited did not maintain effective control over financial reporting relating to the proper analysis and assessment of the presentation and recording of certain sales transactions related to Bunge's trade structured finance activities that were previously recorded on a gross basis instead of on a net basis in order to be correctly presented in accordance with accounting principles generally accepted in the United States of America.

        These control weaknesses resulted in corrections to previously reported 2007 quarterly condensed consolidated financial statement amounts (as described in Note 26 to the consolidated financial statements) and other corrections prior to the issuance of Bunge Limited's 2007 annual consolidated financial statements as of and for the year ended December 31, 2007.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited Bunge Limited's consolidated financial statements included in this Annual Report on Form 10-K, have also issued an attestation report on internal control over financial reporting, which is included herein on page F-3.

  Changes in Internal Control over Financial Reporting

        Other than the material weaknesses described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Management's Remediation Plan

        In addition to correcting reported net sales and cost of goods sold for the errors resulting from these control weaknesses, Management is taking the following actions to improve our control over financial reporting:

  •
  Bunge Limited's business units and corporate controller's group will conduct full reviews of current policies, processes and procedures relating to the elimination of intercompany transactions and the implementation of system changes as they relate to financial reporting and Bunge Limited will redesign processes and controls for each of its business units and its corporate controller's group as necessary, based on the results of those reviews.

  •
  Monthly reconciliations of general ledger balances for each of Bunge's subsidiaries with Bunge's consolidated reporting system will be performed and reviewed with follow-up by Bunge's corporate controller's group to assure appropriate elimination of intercompany balances and transactions.

  •
  Bunge Limited's business units have conducted reviews to identify transactions with characteristics of a financial nature. All such transaction types identified for 2007, 2006 and 2005 have been reviewed with Bunge's corporate controller's group to assure appropriate accounting treatment and financial statement presentation.

  •
  Bunge Limited's business units and corporate controller's group will conduct full reviews of current policies, processes and procedures relating to analysis and assessment of the presentation and recording of existing sales transaction types and will redesign processes and controls as necessary based on the results of those reviews.

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2008 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

    a.
    (1)-(2) Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Form 10-K.

    a.
    (3)   Exhibits

        See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 26, 2006 (incorporated by reference from the Registrant's Form S-3ASR (No. 333-138662) filed November 11, 2006)
4.1*	Form of Common Share Certificate
4.2	Certificate of Designation for Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.4	Certificate of Designation for Cumulative Mandatory Convertible Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 7, 2007)
4.5	Form of Cumulative Mandatory Convertible Preference Share Certificate (included in Exhibit 4.4)
4.6
The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
10.1
Registration Rights Agreement, dated as of June 25, 2001, between Bunge Limited and the shareholders of Bunge International Limited (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.2
Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.3
Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International, " New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 8, 2002)

10.4
Third Amended and Restated Revolving Credit Agreement, dated as of November 15, 2005, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on November 21, 2005)
10.5
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.6*
Eighth Amended and Restated Liquidity Agreement, dated as of October 5, 2007, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse, acting through its Cayman Islands branch, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.7
Third Amended and Restated Guaranty, dated as of November 15, 2005, between Bunge Limited, as Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.8
Sixth Amended and Restated Guaranty, dated as of June 11, 2007, between Bunge Limited, as Guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International", New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York, in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.9
Revolving Facility Agreement, dated December 20, 2006, among Bunge Finance Europe B.V., as Borrower, BNP Paribas and HSBC Bank plc, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 8-K filed on December 22, 2006)
10.10	Guaranty, dated as of December 20, 2006, between Bunge Limited, as Guarantor, and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 8-K filed on December 22, 2006)
10.11
Revolving Credit Agreement, dated as of November 19, 2007, among Bunge Limited Finance Corp., the several lenders from time to time parties thereto, Citibank, N.A., as syndication agent, BNP Paribas, as a documentation agent, Cobank, ACB, as a documentation agent, Fortis Capital Corp. as a documentation agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference from the Registrant's Form 8-K filed on November 21, 2007)

10.12
Guaranty, dated as of November 19, 2007, among Bunge Limited, as Guarantor, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 21, 2007)
10.13	Employment Agreement, dated as of May 27, 2003, between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.14	Employment Agreement between João Fernando Kfouri and Bunge Limited, effective as of July 1, 2005 (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.15	Bunge Limited Equity Incentive Plan, Amended and Restated as of March 12, 2004 (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.16	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.17	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.18
Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.19
Form of Performance-Based Restricted Stock Unit-Target operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.20	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.21	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Schedule 14A filed April 16, 2007)
10.22*	Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan
10.23
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.24	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of March 12, 2003) (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.25	Excess Benefit Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.26	Excess Contribution Plan of Bunge Management Services Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.27	Excess Benefit Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)

10.28	Excess Contribution Plan of Bunge Global Markets Inc. (incorporated by reference from the Registrant's Form 10-K filed July 27, 2004)
10.29	Bunge U.S. SERP (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.30	Bunge Management Services Inc. Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.31*	Amendment to the Bunge Management Services Inc. Deferred Compensation Plan for Certain Employees
10.32	Bunge Global Markets Deferred Compensation Plan for Certain Employees (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.33*	Amendment to the Bunge Global Markets Deferred Compensation Plan for Certain Employees
10.34	Bunge Limited Annual Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.35	Description of Non-Employee Directors' Compensation (incorporated by reference from the Registrant's Form 10-K filed on March 1, 2007)
10.36	Separation Agreement, dated March 1, 2007, with William Wells (incorporated by reference from the Registrant's Form 8-K filed March 2, 2007)
10.37	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2007)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

*
Filed herewith.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2005
Allowances for doubtful accounts(a)	$133	55	8	(b)	(16)	(c)	$180
Allowance for secured advances to suppliers	$43	(15)	4	(b)	—		$32
Allowances for recoverable taxes	$15	27	4	(b)	—		$46
Income tax valuation allowance	$177	(79)	—		(2)	(d)	$96
FOR THE YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts(a)	$180	35	15	(b)	(6)	(c)	$224
Allowance for secured advances to suppliers	$32	5	3	(b)	—		$40
Allowances for recoverable taxes	$46	5	1	(b)	(10)	(e)	$42
Income tax valuation allowance	$96	6	11		(73)	(e)	$40
FOR THE YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts(a)	$224	42	36	(b)	(17)	(c)	$285
Allowance for secured advances to suppliers	$40	4	8	(b)	—		$52
Allowances for recoverable taxes	$42	81	12	(b)	—		$135
Income tax valuation allowance	$40	(3)	3	(b)	(7)	(f)	$33

(a)
Allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
Foreign exchange translation adjustments for all periods presented.

(c)
Write-off of uncollectible accounts.

(d)
Write-off of net operating loss carryforwards.

(e)
Reversal income tax valuation allowance due primarily to a favorable settlement of tax audits in Europe.

(f)
Reclassified to liabilities upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007, Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), on December 31, 2006, and Statement of Financial Accounting Standards No.123 (R), Share Based Payment, on January 1, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP New York, New York February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited Bunge Limited and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

          As described in "Management's Report on Internal Control Over Financial Reporting," the Company did not maintain effective internal control over financial reporting relating to the financial statement close process, including insufficient controls over the proper analysis, reconciliation and elimination of intercompany transactions. This material weakness resulted in corrections to previously reported 2007 interim financial statement amounts and other corrections prior to the issuance of the Company's annual consolidated financial statements as of and for the year ended December 31, 2007.

          As described in "Management's Report on Internal Control Over Financial Reporting," the Company did not maintain effective internal control over financial reporting relating to the proper analysis and assessment of the presentation and recording of certain sales transactions related to the Company's trade structured finance activities that were previously reported as gross amounts instead of on a net basis in order to be correctly presented in accordance with accounting principles generally accepted in the United States of America. This material weakness resulted in corrections to previously reported 2007 interim financial statement amounts and other corrections prior to the issuance of the Company's annual consolidated financial statements as of and for the year ended December 31, 2007.

        The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoptions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP New York, New York February 29, 2008

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$37,842	$26,274	$24,377
Cost of goods sold (Note 8)	(35,327)	(24,703)	(22,806)

Gross profit	2,515	1,571	1,571
Selling, general and administrative expenses	(1,359)	(978)	(956)
Interest income	166	119	104
Interest expense	(353)	(280)	(231)
Foreign exchange gain (loss)	217	59	(22)
Other income (expenses)—net	15	31	22

Income from operations before income tax	1,201	522	488
Income tax (expense) benefit	(310)	36	82

Income from operations after income tax	891	558	570
Minority interest	(146)	(60)	(71)
Equity in earnings of affiliates	33	23	31

Net income	778	521	530
Convertible preference share dividends	(40)	(4)	—

Net income available to common shareholders	$738	$517	$530

Earnings per common share—basic (Note 22)	$6.11	$4.32	$4.73

Earnings per common share—diluted (Note 22)	$5.95	$4.28	$4.43

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$981	$365
Trade accounts receivable (less allowance of $97 and $224) (Note 16)	2,541	1,879
Inventories (Note 3)	5,924	3,684
Deferred income taxes (Note 12)	219	149
Other current assets (Note 4)	4,853	2,316

Total current assets	14,518	8,393
Property, plant and equipment, net (Note 5)	4,216	3,446
Goodwill (Note 6)	354	236
Other intangible assets, net (Note 7)	139	99
Investments in affiliates (Note 9)	706	649
Deferred income taxes (Note 12)	903	714
Other non-current assets	1,155	810

Total assets	$21,991	$14,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 14)	$590	$454
Current portion of long-term debt (Note 15)	522	156
Trade accounts payable	4,061	2,328
Deferred income taxes (Note 12)	166	54
Other current liabilities (Note 10)	3,495	1,523

Total current liabilities	8,834	4,515
Long-term debt (Note 15)	3,435	2,874
Deferred income taxes (Note 12)	149	180
Other non-current liabilities	876	700
Commitments and contingencies (Note 20)
Minority interest in subsidiaries	752	410
Shareholders' equity (Note 21):
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2007—862,500 (liquidation preference $1,000 per share)	863	—
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2007 and 2006—6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2007—121,225,963 shares, 2006—119,955,645 shares	1	1
Additional paid-in capital	2,760	2,690
Retained earnings	2,962	2,350
Accumulated other comprehensive income (loss)	669	(63)

Total shareholders' equity	7,945	5,668

Total liabilities and shareholders' equity	$21,991	$14,347

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$778	$521	$530
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange gain on debt	(285)	(175)	(112)
Impairment of assets	70	20	35
Bad debt expense	46	41	40
Depreciation, depletion and amortization	385	324	278
Stock-based compensation expense	48	19	17
Gain on sale of assets	(22)	(36)	(13)
Increase (decrease) in allowance for recoverable taxes	81	5	(27)
Deferred income taxes	(62)	(191)	(238)
Minority interest	146	60	71
Equity in earnings of affiliates	(33)	(23)	(31)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(319)	(69)	270
Inventories	(1,743)	(729)	(11)
Prepaid commodity purchase contracts	(184)	(88)	(41)
Secured advances to suppliers	207	256	135
Trade accounts payable	1,231	365	(337)
Unrealized net (gain) loss on derivative contracts	(530)	(184)	81
Margin deposits	(175)	(85)	(9)
Other—net	(50)	(320)	(256)

Cash (used for) provided by operating activities	(411)	(289)	382
INVESTING ACTIVITIES
Payments made for capital expenditures	(658)	(503)	(522)
Acquisitions of businesses (net of cash acquired) and intangible assets	(153)	(74)	(50)
Investments in affiliates	(39)	(91)	(18)
Proceeds from disposal of property, plant and equipment	55	49	59
Return of capital from affiliates	—	18	38
Related party (loans) repayments	(22)	(21)	13
Proceeds from sale of investments	23	11	—

Cash used for investing activities	(794)	(611)	(480)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	19	(139)	(130)
Proceeds from short-term debt with maturities greater than 90 days	1,105	150	—
Repayments of short-term debt with maturities greater than 90 days	(1,029)	—	—
Proceeds from long-term debt	2,030	488	1,210
Repayment of long-term debt	(1,203)	(200)	(952)
Proceeds from sale of preference shares, net	845	677	—
Proceeds from sale of common shares	32	16	13
Dividends paid to preference shareholders	(34)	—	—
Dividends paid to common shareholders	(80)	(74)	(63)
Dividends paid to minority interest	(18)	(27)	(57)
Minority interest investments in less than wholly-owned subsidiaries	95	—	—

Cash provided by financing activities	1,762	891	21
Effect of exchange rate changes on cash and cash equivalents	59	20	(1)

Net increase (decrease) in cash and cash equivalents	616	11	(78)
Cash and cash equivalents, beginning of period	365	354	432

Cash and cash equivalents, end of period	$981	$365	$354

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	—	—	110,671,450	$1	$2,361	$1,440	$(427)	$3,375
Comprehensive income—2005:
Net income	—	—	—	—	—	530	—	530	$530
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	101	—	101
Unrealized losses on commodity futures, net of tax benefit of $2	—	—	—	—	—	—	(3)	—	(3)
Unrealized investment gains, net of tax expense of $4	—	—	—	—	—	—	11	—	11
Reclassification of realized net losses to net income, net of tax benefit of $2	—	—	—	—	—	—	4	—	4
Minimum pension liability, net of tax expense of $1	—	—	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	115	115	$645

Dividends on common shares	—	—	—	—	—	(63)	—	(63)
Deferred financing costs reclassified	—	—	—	—	(5)	—	—	(5)
Tax benefits related to employee stock plan	—	—	—	—	6	—	—	6
Issuance of common shares:
—convertible notes conversion	—	—	7,777,927	—	250	—	—	250
—employee stock plan	—	—	735,319	—	18	—	—	18

Balance, December 31, 2005	—	—	119,184,696	$1	$2,630	$1,907	$(312)	$4,226
Comprehensive income—2006:
Net income	—	—	—	—	—	521	—	521	$521
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	267	—	267
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Unrealized investment losses, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Reclassification of realized net losses to net income, net of tax benefit of $6	—	—	—	—	—	—	13	—	13
Minimum pension liability, net of tax expense of $0	—	—	—	—	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	279	279	$800

SFAS No. 158 transition adjustment, net of tax benefit of $17 (Note 17)	—	—	—	—	—	—	(30)	(30)
Dividends on common shares	—	—	—	—	—	(74)	—	(74)
Dividends on preference shares	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	24	—	—	24
Tax benefits related to employee stock plan	—	—	—	—	4	—	—	4
Tax benefits related to convertible notes conversion	—	—	—	—	24	—	—	24

(Continued on the following page)

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Issuance of preference shares	6,900,000	$690	—	$—	$(13)	$—	$—	$677
Issuance of common shares:
—employee stock plan	—	—	770,949	—	21	—	—	21

Balance, December 31, 2006	6,900,000	$690	119,955,645	$1	$2,690	$2,350	$(63)	$5,668
Comprehensive income—2007:
Net income	—	—	—	—	—	778	—	778	$778
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	731	—	731
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $4	—	—	—	—	—	—	7	—	7
Unrealized investment losses, net of tax benefit of $0	—	—	—	—	—	—	(6)	—	(6)
Reclassification of realized net gains to net income, net of tax expense of $5	—	—	—	—	—	—	(7)	—	(7)
Pension liability adjustment, net of tax expense of $4	—	—	—	—	—	—	7	—	7

Total comprehensive income	—	—	—	—	—	—	732	732	$1,510

Dividends on common shares	—	—	—	—	—	(80)	—	(80)
Dividends on preference shares	—	—	—	—	—	(40)	—	(40)
Stock-based compensation expense	—	—	—	—	41	—	—	41
FIN 48 adoption (Note 12)	—	—	—	—	—	(46)	—	(46)
Tax benefits related to employee stock plan	—	—	—	—	1	—	—	1
Issuance of preference shares	862,500	863	—	—	(18)	—	—	845
Issuance of common shares:
—employee stock plan	—	—	1,270,318	—	46	—	—	46

Balance, December 31, 2007	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$7,945

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

        Description of Business—Bunge Limited is a Bermuda holding company. Bunge Limited, together with its consolidated subsidiaries through which Bunge's businesses are conducted (collectively, "Bunge"), is an integrated, global agribusiness and food company. Bunge Limited common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in three divisions, which include four reportable segments: agribusiness, fertilizer, edible oil products and milling products.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia.

        Bunge's agribusiness segment also participates in related financial activities such as trade structured financing to leverage international trade flows and providing risk management services to customers by assisting them with managing price exposure to agricultural commodities. In addition, Bunge's agribusiness segment is participating in developing private investment vehicles to invest in business complementary to its agribusiness operations and received $80 million from investors in 2007 in a private investment fund controlled by the Company. At December 31, 2007, the investors' capital contributions were invested in cash.

        Fertilizer—Bunge's fertilizer segment is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of blended fertilizer products. Bunge's fertilizer operations are primarily located in Brazil.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, South America, Europe and Asia.

        Milling products—Bunge's milling products segment includes its wheat and corn milling businesses. The wheat milling business consists of producing and selling wheat flours. Bunge's wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge's corn milling activities are located in the United States.

        Restatements—As described in Note 17 and Note 18 of the notes to the consolidated financial statements, in 2007 Bunge re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan. Bunge corrected the 2006 and 2005 disclosures relating to these plans and included such amounts under the headings "Foreign Pension Benefits" and "Foreign Postretirement Healthcare Benefits." This correction did not have an effect on Bunge's consolidated balance sheet at December 31, 2006 and 2005, or its consolidated statements of income and of cash flows for the years ended December 31, 2006 and 2005.

        The benefit obligation, fair value of plan assets and net liability recognized in the balance sheet as of December 31, 2006 for the multiple employer plan were $256 million, $249 million and $7 million, respectively. The net periodic benefit credit for such plan was $7 million and $3 million for 2006 and 2005, respectively.

        The benefit obligation and net liability recognized in the balance sheet as of December 31, 2006 for the postretirement plan were $72 million and $72 million, respectively. The net periodic benefit cost for such plan was $3 million and $2 million for 2006 and 2005, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

        In addition, in connection with an increase in short-term borrowings with original maturities greater than 90 days in 2007, we have also shown on a gross basis certain short-term borrowings which had been presented on a net basis in our 2006 consolidated statements of cash flows.

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control.

        Minority interest related to Bunge's ownership interests of less than 100% is reported as minority interest in subsidiaries in the consolidated balance sheets. The minority ownership interest of Bunge's earnings, net of tax, is reported as minority interest in the consolidated statements of income.

        Bunge evaluates its equity investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R) and Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FIN 46R focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. As of December 31, 2007 and 2006, Bunge had no investments in affiliates that would be considered VIEs pursuant to FIN 46R and that have not been consolidated.

        Investments in businesses in which Bunge does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost, plus Bunge's equity in undistributed earnings or losses since acquisition. Investments in which Bunge does not have the ability to exercise significant influence are accounted for by the cost method. Equity and cost investments are included in investments in affiliates in the consolidated balance sheets.

        Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, inventories, allowances for recoverable taxes, unrealized gains (losses) on derivative contracts, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, income taxes and pension plan obligations. Actual amounts may vary from those estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) programs and policies, changes in global demand and production of similar and competitive crops. The markets for Bunge's products are highly price competitive and are sensitive to product substitution. Bunge competes against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location.

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

        Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as foreign exchange gain (loss).

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

        Inventories—Readily marketable inventories in the agribusiness segment, which consist of merchandisable agricultural commodities, are stated at market value. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The merchandisable agricultural commodities are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the market values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

        Inventories that are not readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivatives that are related to its inherent business and financial exposure as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, foreign currency exchange rates, interest rates, ocean freight and energy costs. Generally, Bunge's use of these instruments mitigates the exposure risk and related costs.

        Bunge uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agribusiness inventories and agricultural commodities forward cash purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase contracts and forward sale contracts are valued at market prices where available or other market quotes, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in the market value of forward purchase and sale contracts, and exchange-traded futures and options contracts, are recognized in earnings as a component of cost of goods sold. These contracts are predominantly settled in cash. Bunge is exposed to loss in the event of non-performance

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

by the counter-party to forward purchase and forward sales contracts. The values of these contracts are reduced by a provision related to Bunge's estimate of the potential loss in the event of non-performance.

        In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. To the extent they provide effective offset, gains or losses arising from hedging transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged items are sold. Bunge expects to reclassify approximately $1 million after-tax net gains to cost of goods sold in the year ending December 31, 2008, relating to exchange-traded futures contracts designated as cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

        Bunge enters into time charter agreements for utilization of ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels and global economic and trade conditions. Bunge's time charter agreements have terms ranging from two months to four years. Bunge uses derivative financial instruments to hedge portions of its anticipated ocean freight costs. Ocean freight derivatives are recognized on Bunge's consolidated balance sheets at fair value. A substantial portion of the ocean freight derivatives are designated as fair value hedges (in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133)) of Bunge's unrecognized firm commitments to utilize ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge of those unrecognized firm commitments, along with the gains or losses on those unrecognized firm commitments attributable to the hedged risk, are recorded in costs of goods sold in Bunge's consolidated statements of income.

        Occasionally, Bunge also uses derivative instruments, such as treasury rate locks, to reduce the risk of changes in interest rates on forecasted issuances of fixed rate debt. To the extent these derivative instruments are designated as cash flow hedges and provide effective offset, gains and losses are deferred in accumulated other comprehensive income (loss) and recognized in the consolidated statements of income over the terms of the underlying debt instrument. In addition, Bunge enters into interest rate swaps to manage its interest rate exposure on a portion of its fixed rate debt. The interest rate swaps used by Bunge are designated as fair value hedges and are recorded at fair value in the consolidated balance sheets with changes in fair value recorded in interest expense in the consolidated statements of income. Additionally, the carrying amount of associated debt relating to interest rate swaps is adjusted currently in earnings for changes in the fair value caused by changes in interest rates.

        Bunge also enters into derivative financial instruments, such as foreign currency options, forward contracts and swaps, to limit exposures to changes in foreign currency exchange rates with respect to its foreign currency denominated assets and liabilities and its foreign operations.

        All derivative financial instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. The effective and ineffective portions of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

changes in fair values of derivative financial instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative financial instruments that Bunge designates as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified or amortized to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge designates certain derivative instruments as net investment hedges to hedge the exposure associated with its foreign operations. The effective portions of changes in the fair values of net investment hedge derivative instruments, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains or losses in the consolidated statements of income. Fair values are based on market quotes for exchange traded instruments or independent quotes for non-exchange traded instruments.

        Recoverable Taxes—Recoverable taxes represent value added taxes paid upon the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes Bunge may owe. Recoverable taxes are offset by allowances for uncollectible amounts if it is determined that collection is doubtful.

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

        Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit of production method based on proven and probable reserves. The useful lives of Bunge's mines operated in its fertilizer operations range from 16 to 53 years. Bunge determines the estimated useful lives of its mines based on reserve estimates and forecasts of annual production.

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

        Goodwill—Goodwill relates to the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized, but is tested annually for impairment in the fourth quarter of Bunge's fiscal year, or when circumstances during the year warrant, based upon the fair value of the reporting unit with which it resides (see Note 6 of the notes to the consolidated financial statements). Bunge's reporting segments in which it has recorded goodwill are agribusiness, edible oil products and milling products. Impairment losses are generally included in cost of goods sold in the consolidated statements of income, unless the goodwill is

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

associated with acquired marketing or brand assets, in which case impairment losses are included in selling, general and administrative expenses in the consolidated statements of income.

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

        Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets —Bunge reviews for impairment its property, plant and equipment and other finite-lived intangible assets whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimates of undiscounted future cash flows during the expected useful life of the asset are less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. The impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income.

        Property, plant and equipment and other finite-lived intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Impairment of Investments in Affiliates—Bunge continually reviews its investments in affiliates to determine whether a decline in fair value is other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below Bunge's carrying value, the financial condition, operating performance and near-term prospects of the investee, which include general market conditions specific to the investee or the industry in which it operates, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges for investments in affiliates are included in Bunge's share of the equity in earnings of affiliates in the consolidated statements of income.

        Stock-Based Compensation—Bunge maintains an Equity Incentive Plan, a Non-Employee Directors' Equity Incentive Plan and a 2007 Non-Employee Directors' Equity Incentive Plan, which are described in Note 24 of the notes to the consolidated financial statements. Effective January 1, 2006, Bunge adopted SFAS No. 123R, Share-Based Payment (SFAS No. 123R), which includes the fair value recognition provisions using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

        Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148), Bunge accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). Bunge has granted stock options, performance-based restricted stock unit awards and time-vested restricted stock unit awards under its Equity Incentive Plan and stock options under its Non-Employee Directors' Equity Incentive Plan. Pursuant to APB 25, no compensation cost was recognized for stock options granted under either plan, since the exercise price was equal to the fair market value of the underlying common shares on the date of grant. Bunge accrued compensation cost for granted restricted stock unit awards over the vesting or performance period and adjusted costs related to its performance-based restricted stock units for subsequent changes in the fair market value of the awards with election to settle in cash as well as the number of shares issued upon settlement of the awards. Compensation costs are recognized in the consolidated statements of income. Results for 2005 have not been restated for the adoption of SFAS No. 123R.

        Income Taxes—Income tax expenses are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax basis. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expenses in the consolidated statements of income.

        On January 1, 2007, Bunge adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Bunge applies a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across Bunge's global operations. Bunge also recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not additional taxes will be due.

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer. These sales terms provide for passage of title either at the time shipment is made or at the time of the delivery of product. Net sales are gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included as a component of net sales due to the operational nature of this item (see Note 4 of the notes to the consolidated financial statements). Sales that are primarily of a financial nature, such as those related to trade structured financing activities, are recorded net, and margins earned on such transactions are included as a component of net sales. Shipping and handling costs are included as a component of cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $34 million, $22 million and $18 million in 2007, 2006 and 2005, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

        Adoption of New Accounting Pronouncements—In July 2006, the FASB issued two related standards that address accounting for income taxes, FIN 48, and FSP FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction (FSP FAS 13-2). Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance became effective for Bunge on January 1, 2007 (see Note 12 of the notes to the consolidated financial statements). The adoption of FSP FAS 13-2 did not have an impact on Bunge's 2007 consolidated financial statements. Prior periods were not restated as a result of the adoption of these standards. See Note 12 regarding the impact of the adoption of FIN 48 on Bunge's 2007 consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 156), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The adoption of SFAS No. 156 did not have a material impact on Bunge's 2007 consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155), which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The adoption of SFAS No. 155 did not have a material impact on Bunge's 2007 consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. The

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

effect of adopting SFAS No. 158 on Bunge's financial condition at December 31, 2006 has been included in its consolidated financial statements. SFAS No. 158 did not have an effect on Bunge's consolidated financial statements for the year ended December 31, 2005. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (see Note 17 of the notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on Bunge's consolidated financial statements).

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008. Bunge is currently evaluating the provisions of SFAS No. 157 and FSP 157-1 and 157-2 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date, and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and those restructuring costs that an acquirer expected, but was not obligated to incur, to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bunge will adopt SFAS No. 141(R) on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends ARB

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent's carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off) and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Bunge will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

2.    Business Acquisitions

        In 2007, Bunge acquired a sugarcane mill and ethanol production facility for an aggregate purchase price of $171 million, which consisted of $101 million in cash, $12 million in a short-term note payable and $58 million of assumed long term debt. Based on its preliminary purchase price allocation, Bunge recorded $120 million of unallocated purchase price, which was classified as goodwill in its agribusiness segment related to this acquisition. The following table summarized the preliminary purchase price allocation to assets acquired and liabilities assumed at the date of the acquisition:

(US$ in millions)
Current assets	$20
Long term assets	3
Property, plant and equipment	54
Liabilities assumed	(26)
Unallocated purchase price	120

Balance at date of acquisition	$171

        In addition, in 2007 Bunge acquired the Gradina industrial margarine, pre-mixes and bread improver product brand from Unilever in Brazil for an aggregate purchase price of $23 million, which consisted of $20 million in cash and $3 million in a short-term note payable. Bunge also acquired two packaged oil brands, an oil refining facility and a crushing facility in Europe for $28 million in cash.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Acquisitions (Continued)

        Also in 2007, Bunge completed a final valuation of the purchase price allocation relating to the 2006 acquisition of a port terminal in Brazil for $43 million in cash and had preliminarily recognized $39 million of goodwill in its agribusiness segment as a result of this transaction. Upon the 2007 final valuation of the purchase price allocation of the port terminal acquisition, $13 million was allocated to other intangible assets, $11 million to property plant and equipment and $15 million to goodwill in its agribusiness segment. Bunge also had certain smaller acquisitions in 2007 for an aggregate purchase price of $4 million.

        In 2006, Bunge completed its final purchase price allocation of the acquisition of two soybean crushing and refining businesses in China, one of which was acquired in 2006 for a purchase price of $26 million in cash and the other in 2005 for a purchase price of $13 million in cash. Bunge recognized $18 million of goodwill in its agribusiness segment as a result of the acquisitions in China at December 31, 2006. Bunge also had certain smaller acquisitions in 2006 for an aggregate purchase price of $5 million for which it recognized $4 million of goodwill in its edible oil products segment.

        Pro forma financial information is not presented as these acquisitions in aggregate are not material.

3.    Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Agribusiness—Readily marketable inventories at market value(1)	$3,358	$2,325
Fertilizer	924	352
Edible oils	419	242
Milling	176	131
Other(2)	1,047	634

Total	$5,924	$3,684

    (1)
    Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

    (2)
    Agribusiness inventories carried at lower of cost or market.

        Bunge recorded interest expense on debt which financed readily marketable inventories of $136 million, $85 million and $39 million in the years ended December 31, 2007, 2006 and 2005, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Prepaid commodity purchase contracts(1)	$429	$189
Secured advances to suppliers(2)	382	419
Unrealized gains on derivative contracts	2,660	782
Recoverable taxes(3)	368	296
Margin deposits	309	133
Other	705	497

Total	$4,853	$2,316

    (1)
    Prepaid commodity purchase contracts represent payments to producers in advance of delivery of the underlying agricultural commodities. Prepaid commodity purchase contracts are recorded at market value based on prices of the associated agricultural commodities.

    (2)
    Bunge provides cash advances to suppliers, which primarily are farmers of soybeans and other agricultural commodities primarily in Brazil, to finance a portion of the suppliers' production costs. The advances are generally collateralized by physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances. In addition to the current secured advances, Bunge has long-term secured advances to suppliers, primarily farmers in Brazil, in the amount of $379 million and $258 million at December 31, 2007 and 2006, respectively. The repayment terms of the long-term secured advances generally range from two to three years. Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $48 million and $54 million at December 31, 2007 and 2006, respectively, mainly due to crop failures. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $245 million and $104 million at December 31, 2007 and December 31, 2006, respectively. Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops. The allowance for uncollectible advances totaled $52 million and $40 million at December 31, 2007 and 2006, respectively. Interest income earned on secured advances to suppliers of $57 million, $78 million and $102 million for 2007, 2006 and 2005, respectively, is included in net sales in the consolidated statements of income.

    (3)
    The recoverable taxes are net of the allowance for recoverable taxes of $135 million and $42 million at December 31, 2007 and 2006, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Land	$246	$155
Mining properties	293	265
Buildings	1,738	1,349
Machinery and equipment	3,809	2,970
Furniture, fixtures and other	395	304

	6,481	5,043
Less: accumulated depreciation and depletion	(2,942)	(2,242)
Plus: construction in progress	677	645

Total	$4,216	$3,446

        Bunge capitalized expenditures of $718 million, $545 million and $531 million in 2007, 2006 and 2005, respectively. In addition, Bunge capitalized interest on construction in progress in the amount of $15 million, $14 million and $12 million in 2007, 2006 and 2005, respectively. Depreciation and depletion expense was $374 million, $318 million and $272 million in 2007, 2006 and 2005, respectively.

6.    Goodwill

        Bunge performed its annual impairment test in the fourth quarters of 2007, 2006 and 2005. Bunge has recorded goodwill impairment charges of $13 million for the year ended December 31, 2007. There was no impairment of goodwill for the years ended December 31, 2006 and 2005.

        The changes in the carrying amount of goodwill by segment at December 31, 2007 and 2006 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, January 1, 2006	$155	$13	$8	$176
Goodwill acquired(1)	57	4	—	61
Tax benefit on goodwill amortization(4)	(18)	—	—	(18)
Foreign exchange translation	16	1	—	17

Balance, December 31, 2006	210	18	8	236
Goodwill acquired(1)	120	—	—	120
Allocation of acquired goodwill(2)	(27)	21	—	(6)
Impairment of goodwill(3)	—	(13)	—	(13)
Tax benefit on goodwill amortization(4)	(21)	—	—	(21)
Foreign exchange translation	36	1	1	38

Balance, December 31, 2007	$318	$27	$9	$354

(1)
See Note 2 of the notes to the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.    Goodwill (Continued)

(2)
In 2007, upon completion of the final valuation of the 2006 port terminal acquisition in Brazil, Bunge reallocated goodwill acquired in the port terminal transaction in the amount of $13 million to other intangible assets and $11 million to property plant and equipment in its agribusiness segment. Bunge finalized its purchase price allocation relating to a merger of entities in Poland which resulted in the recognition of goodwill of $18 million in its edible oil products segment. In addition, Bunge reallocated $3 million of goodwill from the agribusiness segment to the edible oil products segment.

(3)
In 2007, Bunge recognized impairment of goodwill related to its packaged oil brands in Europe and Asia in its edible oils product segment. The impairments were a result of a decline in the market conditions in Asia and Bunge's continued business realignment in Europe.

(4)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and further reduce intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

7.    Other Intangible Assets

        Bunge's other intangible assets consist of trademarks/brands, licenses and software technology. The aggregate amortization expense for other intangible assets was $11 million, $6 million and $6 million for 2007, 2006 and 2005, respectively. In 2007, there was an $11 million write-down of brands (see Note 8). The annual estimated amortization expense for 2008 to 2012 is approximately $6 million per year.

        Intangible assets consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Trademarks/brands, finite-lived	$101	$63
Licenses	3	3
Other	31	16

	135	82
Less accumulated amortization:
Trademarks/brands	(12)	(7)
Licenses	(2)	(2)
Other	(10)	(3)

	(24)	(12)
Trademarks/brands, indefinite-lived	28	29

Intangible assets, net of accumulated amortization	$139	$99

        In 2007, Bunge has acquired approximately $15 million of certain brands in its edible oils products segment in Europe, and has assigned a five-year life to these assets. In addition, in 2007 Bunge acquired the Gradina brand from Unilever in Brazil, which represents industrial margarine, pre-mixes

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Intangible Assets (Continued)

and bread improver products, for an aggregate purchase price of $23 million. The life of the brand has not yet been determined. Bunge finalized the purchase price allocation in 2007 of a port terminal in Brazil that was acquired in 2006 for a purchase price of $43 million, and has allocated approximately $13 million of port rights to other intangible assets in its agribusiness segment. Bunge has assigned a six-year life to this asset.

8.    Impairment and Restructuring Charges

        Impairment—In 2007, Bunge recorded pretax non-cash impairment charges of $70 million. These charges included $22 million, $35 million and $13 million in its agribusiness, edible oil products and milling products segments, respectively, relating to write-downs of smaller, older and less efficient facilities, which included four oilseed processing, refining and packaging facilities in Europe, an oilseed processing facility and an edible oil products packaging facility in the United States, one wheat milling facility in Brazil and one corn milling facility in Canada. The declining results of operations of these facilities, as well as our additions of new, larger and better located facilities in recent years, led management to reach a decision to permanently close all or substantial portions of these facilities. The fair values of land and equipment at these facilities were determined with the assistance of third-party valuations. In addition to the facility impairments, 2007 pretax impairment charges included $11 million of impairments related to certain brands, related goodwill and other intangible assets in India as a result of declining returns on those assets. The fair values of the brands and related intangibles were also determined with the assistance of a third-party valuation. For the year ended December 31, 2007, $59 million of impairment charges were recorded in cost of goods sold related to the facility closures. The $11 million of write-downs of brands and related intangible assets were recorded in selling, general and administrative expenses.

        In 2006, Bunge recorded pretax non-cash impairment charges of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and packaging facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land and equipment at these three facilities were determined with the assistance of a third-party valuation.

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

        Impairment charges for the years ended December 31, 2006 and December 31, 2005 were recorded in cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    Impairment and Restructuring Charges (Continued)

        Restructuring—In 2007, Bunge recorded restructuring charges of $8 million related primarily to termination benefit costs in the agribusiness segment for approximately 80 plant employees at facilities closed in Europe and the United States. The majority of these termination benefit costs will be paid in the first quarter of 2008 as closure decisions were made and severance plans were defined and communicated in the fourth quarter of 2007. Funding for the payments will be provided by cash flows from operations. Restructuring costs for the agribusiness segment were recorded in costs of goods sold in the consolidated statement of income for the year ended December 31, 2007.

        In 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the year ended December 31, 2006 related to termination benefit obligations associated with approximately 400 plant employees and the environmental expense related to the closure of the three oilseed processing, refining and packaging facilities noted above. In the fertilizer segment, termination costs for the year ended December 31, 2006 related to the termination of approximately 100 administrative employees in connection with Bunge's cost reduction programs. These restructuring costs were associated with Bunge's 2005 restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs was provided by cash flows from operations. All termination benefit obligations were paid as of December 31, 2006. The environmental costs were accrued in other non-current liabilities in the consolidated balance sheet at December 31, 2006. The restructuring and environmental costs for the agribusiness segment were recorded in cost of goods sold and the restructuring costs for the fertilizer segment were recorded in selling, general and administrative expense in the consolidated statement of income for the year ended December 31, 2006.

        In 2005, Bunge recorded restructuring charges of $10 million, $2 million and $2 million predominantly in Bunge's South American agribusiness, fertilizer and edible oil products segments, respectively, primarily relating to administrative employee termination costs for an aggregate of approximately 1,000 employees as part of its 2005 restructuring program. The restructuring charge of $5 million in the agribusiness segment was recorded in cost of goods sold and the remaining $5 million of restructuring charges in the agribusiness segment and the restructuring charges in the fertilizer and edible oil products segments were recorded in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2005 and in other current liabilities in the consolidated balance sheet at December 31, 2005. The 2005 restructuring program was designed to streamline costs and rationalize the corporate structure in these segments. Bunge paid $7 million of these costs in 2005 and the remaining $7 million was paid in 2007. Funding for these costs was provided by cash flows from operations.

9.    Investments in Affiliates

        Bunge participates in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which with investment balances at December 31, 2007 are described below. Bunge does not allocate equity in earnings of affiliates to its reporting segments.

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

        Bunge-Ergon Vicksburg, LLC.    Bunge is a 50% owner of this company along with Ergon Ethanol, Inc. The company is developing a 60 million gallon per year ethanol plant at the Port of Vicksburg, Mississippi.

        Southwest Iowa Renewable Energy, LLC.    Bunge is a 26% owner of this company. The other owners are primarily agricultural producers located in Southwest Iowa. The company is developing a 110 million gallon per year ethanol plant near Council Bluffs, Iowa.

Food Products

        The Solae Company.    Solae is a joint venture with E.I. du Pont de Nemours and Company. Solae is engaged in the global production and distribution of specialty food ingredients, including soy proteins and lecithins. Bunge has a 28.06% interest in Solae.

        Saipol S.A.S.    Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmers' association. Saipol is engaged in oilseed processing and the sale of branded packaged vegetable oils in France. Bunge has a 33.34% interest in Saipol.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    Investments in Affiliates (Continued)

        Summarized combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 follows:

	December 31,
(US$ in millions)
	2007	2006
Combined financial position (unaudited):
Current assets	$1,414	$1,113
Non-current assets	2,735	2,455

Total assets	$4,149	$3,568

Current liabilities	$916	$578
Non-current liabilities	896	776
Stockholders' equity	2,337	2,214

Total liabilities and stockholders' equity	$4,149	$3,568

Amounts recorded by Bunge:
Investments(1)	$706	$649

(US$ in millions)	2007	2006	2005
Combined results of operations (unaudited):
Revenues	$2,158	$3,376	$2,819
Income before income tax and minority interest	169	117	197
Net income	108	74	120
Amounts recorded by Bunge:
Equity income(2)	33	23	31

(1)
Approximately $361 million and $385 of this amount at December 31, 2007 and 2006, respectively, related to Bunge's investment in Solae. At December 31, 2007 and 2006, Bunge's investment exceeded its underlying equity in the net assets of Solae by $1 million and $6 million, respectively. Straight-line amortization of this excess against equity in earnings of affiliates amounted to $5 million, $5 million and $4 million in 2007, 2006 and 2005, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which are being amortized over five years.

(2)
In 2006, Bunge's equity in earnings of Solae included impairment and restructuring charges, net of income tax benefit of $20 million. In addition, a tax credit of $7 million was included in income tax benefit.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.   Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Accrued liabilities	$1,071	$630
Unrealized loss on derivative contracts	2,023	665
Advances on sales	367	178
Other	34	50

Total	$3,495	$1,523

11.    Asset Retirement Obligations

        Bunge has asset retirement obligations with carrying amounts totaling $55 million and $32 million at December 31, 2007 and 2006, respectively, primarily relating to mining assets assigned to the fertilizer segment, processing plants located on leased land and assigned to the agribusiness segment, and certain edible oil refining facilities assigned to the edible oil products segment. Asset retirement obligations in Bunge's fertilizer segment relate to restoration of land used in its mining operations. Asset retirement obligations in its agribusiness segment relate to the restoration of leased land to its original state and removal of the plants after termination of the leases. Asset retirement obligations in its edible oil products segment relate to the removal of certain storage tanks associated with its edible oil refining facilities.

        The change in the total carrying value at December 31, 2007 consisted of a $10 million adjustment of the initial obligation in the fertilizer segment due to a decrease in the discount rate used to calculate the present value, $2 million for new obligations related to restoration of land and removal of plants ($1 million in the agribusiness segment and $1 million in the edible oil products segment), $4 million of accretion and $7 million of currency translation adjustment. The change in the carrying value at December 31, 2006 consisted of a $5 million adjustment of the initial obligation due to the change in the discount rate and number of years used in the calculation ($2 million in the edible oil products segment and $3 million in the fertilizer segment), $1 million of accretion and $3 million of currency translation adjustment.

12.    Income Taxes

        Bunge has global operations and is subject to the tax rules and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Tax reporting rules and income tax rates used for the determination of taxable income and the related income taxes are complex and vary significantly among jurisdictions. Determination of taxable income in any of these jurisdictions requires the interpretation of the related tax laws and regulations, and the use of estimates and assumptions regarding future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the varying tax laws and the sources and character of income and tax credits.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        Changes in tax laws, regulations, agreements and treaties, foreign currency exchange transactions, foreign currency exchange rates, or Bunge's level of operations or profitability in each taxing jurisdiction may impact Bunge's income tax provision.

        Bunge also records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient future taxable income of the appropriate character in the appropriate taxing jurisdiction.

        Bunge has elected to use the U.S. income tax rates to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Years Ended December 31,
(US$ in millions)
	2007	2006	2005
United States	$126	$14	$47
Non-United States	1,075	508	441

Total	$1,201	$522	$488

        The components of the income tax (expense) benefit are:

	Years Ended December 31,
(US$ in millions)
	2007	2006	2005
Current:
United States	$(7)	$(3)	$(7)
Non-United States	(348)	(152)	(149)

	(355)	(155)	(156)

Deferred:
United States	(27)	(21)	80
Non-United States	89	212	158

	62	191	238

Uncertain Tax Benefits:
United States	(2)	—	—
Non-United States	(15)	—	—

	(17)	—	—

Total	$(310)	$36	$82

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	Years Ended December 31,
(US$ in millions)	2007	2006	2005
Income from operations before income tax	$1,201	$522	$488
Income tax rate	35%	35%	35%

Income tax expense at the statutory rate	(420)	(183)	(171)
Adjustments to derive effective tax rate:
Earnings of subsidiaries taxed at different statutory rates	232	221	102
Change in valuation allowance	3	67	79
Basis difference in determining foreign taxable income(1)	—	(36)	(19)
Benefits from U.S. export incentives(2)	—	—	12
Adjustment to prior year U.S. export incentives(3)	—	(21)	—
Foreign exchange expense	(78)	(45)	(42)
Benefit from interest on capital dividends paid by Brazilian companies	29	17	28
Investment tax credits in Brazil	28	16	7
Reversal of deferred tax liability on undistributed assets of affiliates(4)	—	—	77
Foreign exchange on monetary items on offshore companies	(43)	—	—
Tax rate changes	(9)	—	—
Expense with no tax benefit	(28)	—	—
Expenses relating to uncertain tax positions	(17)	—	—
Other	(7)	—	9

Income tax (expense) benefit	$(310)	$36	$82

(1)
In 2003, a tax law was enacted in South America affecting exporters of certain products, including grains and oilseeds. The tax law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The tax effect of this law was reflected in income tax expense in the consolidated statements of income for the years ended December 31, 2006 and 2005, respectively.

(2)
Bunge has obtained tax benefits under U.S. tax laws providing incentives under the provisions of the Extraterritorial Income Act (ETI) legislation. However, the American Jobs Creation Act of 2004 (Jobs Creation Act) ultimately repeals the ETI benefit. Under the Jobs Creation Act, the ETI was phased out with 100% of the otherwise available ETI benefit retained for 2004, 80% of the otherwise available ETI benefit retained for 2005 and 60% of the otherwise available ETI benefit retained for 2006. The ETI benefit was phased out completely in 2007. The benefit has been replaced with an income tax deduction intended to allocate benefits previously provided to U.S. exporters across all manufacturers when fully phased in. Although most of Bunge's U.S. operations qualify as "manufacturing," Bunge has not received benefits from this new tax legislation as it has from the prior one primarily due to Bunge's U.S. tax position.

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

        Certain Bunge subsidiaries had undistributed earnings amounting to approximately $1,809 million, $1,482 million and $1,448 million at December 31, 2007, 2006 and 2005, respectively. These amounts are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$742	$651
Excess of tax basis over financial statement basis of property, plant and equipment	43	46
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	108	93
Other accruals and reserves not currently deductible for tax purposes	367	274
Tax credit carryforwards	18	14
Inventories	49	17
Other	72	20

Total deferred tax assets	1,399	1,115
Less valuation allowances	(33)	(40)

Net deferred tax assets	1,366	1,075

Deferred tax liabilities:
Excess of financial statement basis over tax basis of long-lived assets	327	356
Undistributed earnings of affiliates	30	22
Revenue recognition	49	7
Inventories	64	17
Other	89	44

Total deferred tax liabilities	559	446

Net deferred tax assets	$807	$629

        Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

        In 2006, Bunge recognized, upon completion of its 2005 U.S. tax return, a tax benefit (net operating loss carryforward) of $48 million relating to the difference between the face value of Bunge's November 2005 redemption of its convertible notes and the fair market value of Bunge Limited common shares on the date of the redemption. In addition, Bunge recorded a provision of $24 million in long-term liabilities related to this transaction. In 2007, this provision was reclassified to uncertain tax liabilities which are included in other non-current liabilities in the consolidated balance sheet. The income tax benefit less the associated provision was recorded in additional paid-in capital in the consolidated balance sheet in accordance with SFAS No. 109, Accounting for Income Taxes, and APB No. 9, Reporting the Results of Operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        At December 31, 2007, Bunge's pretax loss carryforwards totaled $2,743 million, of which $1,846 million have no expiration. However, applicable income tax regulations limit some of these tax losses available for offset against future taxable income to 30% of annual pretax income. The remaining tax loss carryforwards expire at various periods beginning in 2009 through the year 2027.

        Income Tax Valuation Allowances—Bunge continually reviews the adequacy of its valuation allowances and recognizes tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The ultimate utilization of deferred tax assets depends on the generation of future taxable income during the period in which the related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. The majority of the valuation allowances relate to net operating loss carryforwards in certain of its non-U.S. subsidiaries where there is an uncertainty regarding their realization, and they will more likely than not expire unused.

        In 2007, the decrease in the deferred tax asset valuation allowances resulted from the transfer of $9 million to uncertain tax liabilities, $3 million reduction of valuation allowances on various European subsidiaries, offset by an increase of $5 million due to exchange translation adjustments.

        Bunge merged several European subsidiaries in 2004, which generated statutory capital tax losses and the recognition of $60 million of net operating loss carryforwards. Bunge increased its valuation allowance by $60 million as it is more likely than not that the assets will not be realized. In 2006, the tax authorities conducted audits of the tax returns of the applicable entities, which included the statutory capital tax losses, and no additional tax assessments were made by the tax authorities. In addition, the statute of limitations for auditing the tax returns relating to the applicable returns that included the statutory capital tax losses expired on January 1, 2007. As a result, Bunge reversed deferred tax valuation allowances of $72 million as it was determined that it is more likely than not that the net operating loss carryforwards would be recovered. The increase from the amount recorded in 2004 of $60 million versus the amount reversed in 2006 of $72 million represents the effects of foreign exchange translation adjustments.

        In 2005, the decrease in the deferred tax asset valuation allowance resulted from the projected utilization of net operating loss carryforwards by Bunge's Brazilian subsidiaries. Bunge was able to recognize these net operating loss carryforwards because of the legal restructuring of Bunge's Brazilian subsidiaries, increased statutory taxable income of these subsidiaries caused by effects of the real appreciation and actions undertaken to recover the net operating loss carryforwards.

        Uncertain Tax Liabilities—On January 1, 2007, Bunge adopted the provisions of FIN 48. Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. As a result of the adoption of FIN 48, Bunge recorded a $55 million increase in the liability for unrecognized tax benefits, with a corresponding reduction of $46 million to retained earnings and $9 million to the deferred tax valuation allowance at January 1, 2007. Bunge had recorded tax liabilities of $155 million in its consolidated balance sheet at January 1, 2007 related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. At December 31, 2007, Bunge had recorded tax liabilities of $186 million in other non-current liabilities and $11 million in current liabilities in its consolidated balance sheet, of which $35 million relates to

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

accrued penalties and interest. Bunge recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expenses in the consolidated statement of income. During 2007, Bunge recognized $4 million in interest and penalties in the consolidated statement of income. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2007
Balance at January 1, 2007	$155
Additions based on tax positions related to the current year	3
Additions based on tax positions related to prior years	37
Reductions for tax positions of prior years	(18)
Settlements	(1)
Expiration of statue of limitations	(1)
Foreign currency translation effect	22

Balance at December 31, 2007	$197

        Substantially all of the unrecognized tax benefit balance, if recognized, would affect Bunge's annual effective income tax rate.

        Included in the liability for unrecognized tax benefits at January 1, 2007 is approximately $23 million relating to the possible realization of deferred tax assets at certain of Bunge's foreign subsidiaries. As of December 31, 2007, this amount increased to approximately $57 million primarily due to the appreciation of the Brazilian real compared to the U.S. dollar. Bunge has requested a ruling on the realization of these deferred tax assets from the applicable tax authorities and expects to receive this ruling within the next 12 months. If the ruling is favorable, Bunge's liability related to this unrecognized tax benefit will be reversed.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and foreign jurisdictions. The table below shows the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	1996-2007
South America	1999-2007
Europe (excluding Austria and The Netherlands)	2000-2007
Austria	1991-2007
The Netherlands	1994-2007
Asia	2001-2007

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        Prior to January 1, 2007 and the implementation of FIN 48, in accordance with SFAS No. 5, Accounting for Contingencies, Bunge recorded tax contingencies when the exposure item became probable and reasonably estimable. At December 31, 2006, Bunge had contingency reserves of approximately $100 million, of which approximately $7 million relates primarily to jurisdictional matters and approximately $96 million relates primarily to the deduction of certain items.

        In 2007, 2006 and 2005, Bunge paid income taxes, net of refunds, of $242 million, $85 million and $169 million, respectively. In addition, Bunge offset income taxes payable of $119 million, $47 million and $46 million in the years ended December 31, 2007, 2006 and 2005, respectively, against recoverable taxes receivable in certain South American jurisdictions in accordance with the applicable local tax laws.

13.    Financial Instruments

        Bunge uses various financial instruments in its operations, including certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short-term and long-term debt to fund operating requirements and derivative financial instruments to manage its foreign exchange, commodity price, freight and energy cost, and interest rate risk exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain intercompany loans in Brazil. The counterparties to these debt financial instruments are primarily major financial institutions and Banco Nacional de Desenvolvimento Econômico e Social (BNDES) of the Brazilian government, or a commodity exchange in the case of commodity futures and options. Cash and cash equivalents, trade accounts receivable and accounts payable, marketable securities, short-term debt and all derivative instruments are carried at fair value. The fair values of all of Bunge's derivative instruments are based on quoted market prices adjusted for location and other differences between the terms of Bunge's derivative instruments and the related market quotations.

        Fair Value of Financial Instruments—The carrying amounts and fair values of financial instruments are as follows:

	December 31,
	2007		2006
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$5	$5	$3	$3
Long-term debt, including current portion	3,957	4,003	3,030	3,063

        Cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt —The carrying values approximate fair values because of the short-term maturity of these instruments. All investment instruments with a maturity of three months or less are considered cash equivalents.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

        Marketable securities—The fair values were determined based on quoted market prices.

        Long-term debt—The fair value of long-term debt was calculated based on interest rates currently available to Bunge for similar borrowings.

        Interest rate derivatives—The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset. The derivatives Bunge enters into for hedge purposes are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The differential to be paid or received based on changes in interest rates is recorded as an adjustment to interest expense. The interest rate differential on the swaps settles in cash every six months until expiration.

        In 2007, Bunge entered into interest rate swap agreements with a notional amount of $250 million maturing in 2017 and a notional amount of $200 million maturing in 2013 for the purpose of managing its interest rate exposure associated with the senior notes due 2017 and $200 million of the $300 million principal amount of senior notes due 2013, respectively. Under the terms of the interest rate swap agreements, Bunge makes payments based on six-month LIBOR and receives payments based on fixed interest rates. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        In 2007, Bunge terminated certain interest rate swap agreements with a notional amount of $500 million and $200 million maturing in 2008 and 2013, respectively. As a result of these swap terminations, Bunge realized a net settlement loss of approximately $4 million that was recorded as an adjustment to the carrying amount of the related debt in the consolidated balance sheet. This settlement loss will be amortized to earnings over the remaining term of the associated debt instruments.

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

        The following table summarizes Bunge's outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2007:

					Fair Value Gain
	Maturity
(US$ in millions)					December 31, 2007
	2014	2015	2017	Total
Receive fixed/pay variable notional amount	$500	$400	$250	$1,150	$20
Weighted-average variable rate payable(1)	4.90%	4.91%	5.95%
Weighted-average fixed rate receivable	5.35%	5.10%	5.90%

(1)
Interest is payable in arrears based on a six-month LIBOR plus a spread.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

        Bunge recognized approximately $8 million, $16 million and $1 million as interest expense in the consolidated statements of income in the years ended December 31, 2007, 2006 and 2005, respectively, relating to its outstanding interest rate swap agreements. In addition, in 2007, 2006 and 2005, Bunge recognized approximately $6 million, $7 million and $7 million, respectively, as a reduction of interest expense in the consolidated statements of income, related termination of interest rate swap gains.

        In January 2008, Bunge terminated its outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, which was comprised of $1 million of accrued interest and a $48 million gain on the net settlement of the swap agreements. The $1 million of accrued interest was recognized in 2007 as a reduction of interest expense in the consolidated statement of income and $20 million of the gain was recognized as an adjustment to the carrying amount of the related debt in the consolidated balance sheet at December 31, 2007. The $48 million gain will be amortized to earnings over the remaining term of the debt.

        In 2007, 2006 and 2005, Bunge reclassified approximately a $2 million loss in each year from accumulated other comprehensive income (loss) in its consolidated balance sheets to interest expense in the consolidated statements of income, which related to a settlement of certain derivative contracts recorded as cash flow hedges, in connection with forecasted issuances of debt financing. Bunge expects to reclassify approximately $2 million to interest expense in 2008 (see Note 21 of the notes to the consolidated financial statements).

        Foreign exchange derivatives—Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, in 2007 and 2006, a combination of foreign exchange contracts and zero cost dollars were purchased and designated as cash flow hedges in accordance with SFAS No. 133. As of December 31, 2007 and 2006, approximately $359 million and $74 million, respectively, of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2008. At December 31, 2007 and 2006, the fair value of contracts expected to settle within the next 12 months, which was recorded in other current assets, was approximately $23 million and $5 million, respectively. The changes in the fair values on the component of the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and were approximately $9 million and $3 million, respectively, net of tax, in the years ended December 31, 2007 and 2006. The changes in the fair values are reclassified into earnings when the anticipated sales occur with approximately $9 million net of tax, expected to be reclassified into earnings in 2008. The ineffective portion of these hedges was $3 million at December 31, 2007 and was recorded as foreign exchange gain in the consolidated statements of income for 2007. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

        Bunge uses net investment hedges to offset the translation adjustments arising from remeasuring its investment in the assets, liabilities, revenues and expenses of the Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss). At December 31, 2007 and 2006, Bunge had outstanding cross currency swaps with a notional value of $76 million and $359 million, respectively, to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments (Continued)

translation adjustment of its net investment in Brazilian reais assets. The swaps, at December 31, 2007, have maturity dates in 2008. At December 31, 2007, the fair value of these currency swaps was a loss of $17 million, which was recorded in other current liabilities in the consolidated balance sheet. At December 31, 2006, the fair value of these currency swaps was a loss of $6 million, of which $4 million was recorded in other current liabilities and $2 million in other non-current liabilities. Bunge recognized a loss of $10 million on the change in fair value of its outstanding net investment hedge and a loss of $45 million on the settlement of certain other net investment hedges for the year ended December 31, 2007, which were included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss). For the year ended December 31, 2006, a loss of $8 million on the change in the fair value of the outstanding net investment hedges was included as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss).

        Ocean freight derivatives—Bunge uses derivative financial instruments to hedge portions of its current and anticipated ocean freights costs. A substantial portion of the ocean freight derivatives are designated as fair value hedges of Bunge's unrecognized firm commitments to utilize ocean freight vessels. Changes in the fair values of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge of those unrecognized firm commitments, along with the gains or losses on those unrecognized firm commitments attributable to the hedged risk, are recorded in cost of goods sold in Bunge's consolidated statements of income.

        In the year ended December 31, 2007, Bunge recognized gains of $340 million on the firm commitments to utilize ocean freight vessels and losses of $340 million on ocean freight derivative contracts in cost of goods sold in its consolidated statement of income. In the year ended December 31, 2006, Bunge recognized gains of $31 million on the firm commitments to utilize ocean freight vessels and losses of $31 million on ocean freight derivative contracts in cost of goods sold in its consolidated statement of income. There were no material gains or losses recognized in Bunge's consolidated statement of income for 2007 and 2006 due to hedge ineffectiveness.

14.    Short-Term Debt and Credit Facilities

        Short-term borrowings consist of the following:

	December 31,
(US$ in millions)
	2007	2006
Commercial paper with an average interest rate of 5.70% at December 31, 2007	$153	$90
Lines of credit:
Secured, variable interest rates from 4.90% to 5.59%	100	—
Unsecured, variable interest rates from 5.24% to 22.10%	337	364

Total short-term debt	$590	$454

        Bunge's short-term borrowings are predominantly sourced from the U.S. commercial paper market and banking institutions. The weighted-average interest rate, which includes related fees, on short-term borrowings as of December 31, 2007 and 2006 was 6.60% and 6.10%, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.    Short-Term Debt and Credit Facilities (Continued)

        At December 31, 2007, Bunge had $153 million outstanding under its $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's Investor Service. In June 2007, Bunge extended the maturity of these committed back-up bank credit lines for a five-year period to June 2012. These credit lines permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of $600 million. The cost of borrowing under the committed back-up bank credit lines would be higher than the cost of borrowing under the commercial paper program. At December 31, 2007, no borrowings were outstanding under these committed back-up bank credit lines.

        In November 2007, Bunge entered into a $1 billion, 364-day, revolving credit agreement with a number of lending institutions. Borrowings under the facility, which expires in November 2008, are to be used for general corporate purposes. There were no borrowings outstanding under this revolving credit facility at December 31, 2007.

15.    Long-Term Debt

        Long-term obligations are summarized below:

	December 31,
(US$ in millions)
	2007	2006
Payable in U.S. Dollars:
Senior notes, fixed interest rates of 4.38% to 7.80%, maturing 2008 through 2017	$2,601	$2,385
Senior notes, fixed interest rates of 7.43% to 7.94%, maturing 2021	39	43
Other notes payable, fixed interest rate of 5.65%, payable through 2009	23	40
Long-term debt, variable interest rates indexed to LIBOR(1) plus .60% to .75%, payable through 2010	1,125	455
Payable in Brazilian Reais:
BNDES(2) loans, variable interest rate indexed to IGPM(3) plus 6.50% and TJLP(4) plus 3.20% to 4.50% payable through 2016	116	69
Other	53	38

	3,957	3,030
Less: Installments due within one year	(522)	(156)

Total long-term debt	$3,435	$2,874

  (1)
  LIBOR three and six month rates as of December 31, 2007 were 4.70% and 4.60% as of December 31, 2006 were 5.36% and 5.37%, respectively.

  (2)
  BNDES loans are Brazilian government industrial development loans.

  (3)
  IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2007 and 2006 was 7.75% and 3.83%, respectively.

  (4)
  TJLP is a long-term interest rate reset by the Brazilian government on a quarterly basis. The annualized rate for 2007 was 6.37%. The annualized rate for 2006 was 7.92%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.    Long-Term Debt (Continued)

        In March 2007, Bunge completed the sale of $250 million aggregate principal amount of unsecured senior notes bearing interest at 5.90% per year that mature in April 2017 (senior notes due 2017). The senior notes due 2017 were issued by Bunge's indirect, 100%-owned finance subsidiary, Bunge N.A. Finance L.P., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes due 2017 is payable semi-annually in arrears in April and October of each year, commencing in October 2007. Bunge used the net proceeds of this offering, of approximately $247 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

        At December 31, 2007, Bunge had approximately $325 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $200 million at December 31, 2007 have been mortgaged or otherwise collateralized against long-term debt of $36 million at December 31, 2007.

        Principal Maturities—Principal maturities of long-term debt at December 31, 2007 are as follows:

(US$ in millions)
2008	$552
2009	625
2010	615
2011	40
2012	566
Thereafter	1,559

Total	$3,957

        Bunge's credit facilities and certain senior notes require it to comply with specificied financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtness at the subsidiary level. Bunge was in compliance with these covenants at December 31, 2007.

        In 2007, 2006 and 2005, Bunge paid interest, net of interest capitalized, of $436 million, $236 million and $213 million, respectively.

16.    Accounts Receivable Securitization Facilities

        Certain of Bunge's European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, Bunge's European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. Bunge accounts for its transfers/sales of accounts receivable under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140. Bunge's European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.    Accounts Receivable Securitization Facilities (Continued)

receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the year ended December 31, 2007, 2006 and 2005, Bunge recognized approximately $13 million, $5 million and $2 million, respectively, of expenses in the consolidated statements of income related to the securitization program in Europe.

        The initial term of the Euro securitization facility expires in 2010, but may be terminated earlier upon the occurrence of certain limited circumstances. Bunge's European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as sales under SFAS No. 140 and SFAS No. 156. The beneficial interests are subordinate to the investors' interests and are valued at historical cost, which approximates fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheets.

        As of December 31, 2007 and 2006, Bunge sold approximately $338 million and $171 million, respectively, of accounts receivable to the Euro securitization facility, of which it has retained a $113 million and $44 million, respectively, beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, Bunge recorded an allowance for doubtful accounts of $7 million and $4 million against the beneficial interest at December 31, 2007 and 2006, respectively, in other current assets in the consolidated balance sheets.

        Bunge has two revolving accounts receivable securitization facilities through its wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $226 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $150 million facility expires in 2008 and the $76 million facility expires in 2012. Both programs have an option to renew. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees that range from 27.5 to 40 basis points in 2007.

        During 2007 and 2006, the outstanding undivided interests averaged $174 million and $150 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $10 million, $9 million and $5 million in related expenses for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statements of income.

        In addition, Bunge retains interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, Bunge's retained interests in the pools are valued at historical cost, which approximates fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge's consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2007 and 2006 were net of $226 million and $171 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

17.    Pension Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian and European based subsidiaries of Bunge sponsor noncontributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

In addition, one of Bunge's Brazil-based fertilizer subsidiaries, Ultrafertil, SA, (Ultrafertil) is a participating sponsor in a frozen defined benefit pension plan (the Petros Plan) that is managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the Fertilizer industry in Brazil. With the deregulation, spun-off operating companies, including Bunge's subsidiary Ultrafertil, were allocated the portion of the frozen plan's obligations related to plan participants who could be specifically identified with those operating companies. In addition, a share of the plan's pooled assets was allocated to each of the spun-off operating companies, although assets remain pooled under the management control of Petros. Ultrafertil does not have control or significant influence over the plan's assets or investment policies.

        The Petros Plan has characteristics of both a multi-employer and a multiple-employer plan, as defined by SFAS No. 87, Employers Accounting for Pensions (SFAS No. 87). Prior to 2007, this plan was disclosed in Bunge's consolidated financial statements as a multi-employer plan. Upon reevaluation of the Petros Plan during 2007, Bunge determined that the plan should be disclosed as a multiple-employer plan. As a result, Bunge has corrected the 2006 and 2005 defined benefit plan information herein to include its portion of the Petros Plan. No corrections were made to Bunge's consolidated financial statements as this additional disclosure had no effect on Bunge's consolidated balance sheets, statements of income or cash flows.

        The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefits plans are the Petros Plan and plans in the United States. The U.S. funding policy requires at least those amounts required by the Employee Retirement Income Security Act of 1974 and no more than those amounts permitted by the Internal Revenue Code. Assets of the plans consist primarily of equity and fixed income investments. The Petros Plan is funded in accordance with Brazilian statutory requirements.

        Plan Amendments—There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2007, 2006 or 2005.

        Pension Protection Act of 2006—During 2006, the Pension Protection Act of 2006 (PPA) was signed into U.S. law. While the PPA will have some effect on specific plan provisions in Bunge's retirement programs, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. Bunge is currently evaluating the effects of recently released proposed regulations. The PPA does not have an impact on Bunge's reported periodic pension costs or obligations for the year ended December 31, 2007, but will increase required contributions for 2008 and forward.

        Adoption of SFAS No. 158—On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required Bunge to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations for its employee defined benefit plans) of its employee defined benefit plans in the December 31, 2006 consolidated balance sheet with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption was a loss of $30, and represented the net unamortized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plans' funded status in Bunge's consolidated balance sheet pursuant to the provisions of SFAS No. 87.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

        Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized initial net asset (obligation) of $1 million ($1 million, net of tax), unrecognized prior service cost of $27 million ($19 million, net of tax) and unrecognized actuarial loss of $23 million ($16 million, net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost in 2008 are $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax), respectively.

        The following table sets forth in aggregate a reconciliation of the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2007 and 2006 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

plan assets. A measurement date of September 30 was used for all plans except the Petros Plan, which used a measurement date of October 31.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligation as of beginning of year	$320	$306	$320	$286
Service cost	11	10	4	3
Interest cost	19	17	33	30
Actuarial (gain) loss, net	(19)	(2)	10	(12)
Employee contributions	—	—	1	1
Plan amendments	1	—	—	9
Benefits paid	(12)	(11)	(22)	(21)
Net transfers in	—	—	1	1
Impact of foreign exchange rates	—	—	65	23

Benefit obligation as of end of year	$320	$320	$412	$320

Change in plan assets:
Fair value of plan assets as of beginning of year	$222	$214	$287	$249
Actual return on plan assets	31	12	58	31
Employer contributions	15	7	7	7
Employee contributions	—	—	1	1
Benefits paid	(12)	(11)	(22)	(21)
Impact of foreign exchange rates	—	—	63	20

Fair value of plan assets as of end of year	$256	$222	$394	$287

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(64)	$(98)	$(18)	$(33)
Contribution adjustment	1	—	3	2

Net liability recognized in the balance sheet	$(63)	$(98)	$(15)	$(31)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$10	$6	$26	$6
Current liabilities	(1)	(1)	(6)	(4)
Noncurrent liabilities	(72)	(103)	(35)	(33)

Net liability recognized	$(63)	$(98)	$(15)	$(31)

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2007, the $320 million and $412 million projected benefit obligations for U.S. and foreign plans, respectively, with projected benefit obligations of $276 million and $89 million, respectively, which were in excess of the fair value of related plan assets of $202 million and $45 million, respectively. At December 31, 2006, the $320 million and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

$320 million, respectively, of projected benefit obligations include plans with projected benefit obligations of $305 million and $77 million, respectively, which were in excess of the fair value of related plan assets of $201 million and $39 million, respectively. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $282 million and $395 million at December 31, 2007 and $290 million and $306 million at December 31, 2006, respectively.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)
	2007	2006	2007	2006
Projected benefit obligation	$276	$305	$88	$72
Accumulated benefit obligation	237	275	79	66
Fair value of plan assets	202	201	44	33

        The components of net periodic costs are as follows for U.S and foreign defined benefit plans:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
(US$ in millions)
	2007	2006	2005	2007	2006	2005
Service cost	$11	$10	$9	$4	$3	$2
Interest cost	19	17	16	33	30	22
Expected return on plan assets	(18)	(17)	(16)	(40)	(37)	(25)
Amortization of unrecognized prior service cost	1	1	1	1	—	—
Amortization of unrecognized net loss	2	2	2	1	—	—

Net periodic benefit costs (credits)	$15	$13	$12	$(1)	$(4)	$(1)

        The weighted-average assumptions used in determining the actuarial present value of the projected benefit obligations under the U.S. and foreign defined benefit plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2007	2006	2007	2006
Discount rate	6.5%	6.0%	9.4%	9.7%
Increase in future compensation levels	4.3%	3.5%	4.8%	5.1%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

        The weighted-average assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.0%	5.8%	5.8%	9.7%	10.0%	10.3%
Increase in future compensation levels	3.5%	3.3%	3.3%	5.1%	5.5%	5.5%
Expected long term rate of return on assets	8.0%	8.3%	8.3%	12.9%	14.3%	12.9%

        The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries, with the exception of the Petros Plan in Brazil where the rate of return is determined for the entire asset pool by Petros investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected to be earned on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.

        In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flows and expenses are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts anticipated returns are not reduced for taxes.

        The U.S. and foreign defined benefit pension plans' weighted-average asset allocations as of the measurement dates for 2007 and 2006, by category, are as follows:

	U.S. Pension Benefit Plans December 31,		Foreign Pension Benefit Plans December 31,
	2007	2006	2007	2006
Equities	63%	64%	28%	42%
Fixed income securities	33%	32%	40%	44%
Cash	1%	—	24%	2%
Real estate	3%	3%	4%	6%
Other	—	1%	4%	6%

Total	100%	100%	100%	100%

        The objectives of the U.S. plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge implements its investment strategy through a combination of indexed mutual funds and a proprietary portfolio of fixed income securities. Bunge's policy is not to invest plan assets in Bunge Limited shares. The largest foreign plan is the Petros Plan in Brazil, where investments are pooled, managed and administered by Petros. Bunge does not control the investment policies or practices of the Petros Plan.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

        Bunge expects to contribute $13 million and $11 million, respectively, to its U.S. and foreign based defined benefit pension plans in 2008.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2008	$13	$35
2009	14	27
2010	15	29
2011	16	31
2012	17	33
2013-2017	113	194

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $16 million, $13 million and $11 million in 2007, 2006 and 2005, respectively.

18.    Postretirement Healthcare Benefit Plans

        Certain U.S. and Brazil based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.

        During 2007, Bunge re-evaluated its employee benefit plans and determined that certain postretirement healthcare benefit plans in Brazil had not been disclosed in the notes to the consolidated financial statements in prior years, although related amounts were properly recorded in Bunge's consolidated financial statements for those prior years. Bunge has corrected disclosures for the prior years presented herein to include all postretirement healthcare benefit plans. This correction had no impact on Bunge's consolidated balance sheets, consolidated statements of income or cash flows.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.    Postretirement Healthcare Benefit Plans (Continued)

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2007 and 2006. A measurement date of September 30 was used for all plans, except the Brazil plans, which used a measurement date of October 31.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligation as of beginning of year	$27	$29	$72	$66
Service cost	—	—	12	1
Interest cost	1	1	8	7
Actuarial (gain) loss, net	(1)	—	(3)	(5)
Employee contributions	1	1	—	—
Plan amendments	—	(1)	—	—
Benefits paid	(3)	(3)	(4)	(3)
Impact of foreign exchange rates	—	—	16	6

Benefit obligation as of end of year	$25	$27	$101	$72

Change in plan assets:
Employer contributions	$2	$2	$4	$3
Employee contributions	1	1	—	—
Benefits paid	(3)	(3)	(4)	(3)
Impact of foreign exchange rates	—	—	—	—

Fair value of plan assets as of end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(25)	$(27)	$(101)	$(72)
Contribution adjustment	—	1	—	—

Net liability recognized in the balance sheet	$(25)	$(26)	$(101)	$(72)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)	$(5)	$(4)
Noncurrent liabilities	(22)	(23)	(96)	(68)

Net liability recognized	$(25)	$(26)	$(101)	$(72)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.    Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	1	2	2	8	7	1
Amortization	—	—	—	12	(5)	—

Net periodic benefit costs	$1	$2	$2	$21	$3	$2

        Included in accumulated other comprehensive income at December 31, 2007 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic pension cost: unrecognized prior service credit (cost) of $1 million ($1 million, net of tax) and ($8) million, (($5) million, net of tax), respectively, and unrecognized actuarial gain (loss) of ($4) million (($3) million, net of tax) and ($3) million (($2) million, net of tax), respectively.

        The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2007	2006	2007	2006
Discount rate	6.4%	6.0%	9.3%	9.9%

        The weighted-average discount rate assumptions used in determining the net periodic benefit cost under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.0%	5.8%	5.8%	9.9%	10.3%	11.3%

        At December 31, 2007, for measurement purposes related to U.S. plans, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008 decreasing to 5% by 2011, remaining at that level thereafter. At December 31, 2006, for measurement purposes related to U.S. plans, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007, decreasing to 6% by 2009, remaining at that level thereafter. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 6.82% and 6.75% for 2007 and 2006, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.    Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2007:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost—U.S. plan	$—	$—
Effect on total service and interest cost—Foreign plans	$1	$(1)
Effect on postretirement benefit obligation—U.S. plan	$2	$(2)
Effect on postretirement benefit obligation—Foreign plans	$6	$(4)

        Bunge expects to contribute $3 million to its U.S. postretirement healthcare benefit plan in 2007 and $5 million to its foreign postretirement healthcare benefit plans in 2008.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign postretirement healthcare benefit plans:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Payments	Foreign Postretirement Healthcare Benefit Payments
2008	$3	$5
2009	3	6
2010	3	6
2011	3	7
2012	3	7
2013-2017	11	46

19.    Related Party Transactions

        Notes receivable—In connection with the sale of Lesieur, a French producer of branded packaged vegetable oil, to Saipol, Bunge's oilseed processing joint venture with Sofiproteol, Bunge holds a note receivable from Saipol having a carrying value of $41 million and $35 million at December 31, 2007 and 2006, respectively. The note receivable matures December 31, 2008 with interest payable annually at a variable rate of 5.41% in 2007. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method.

        Bunge holds a note receivable from Sabina-Bunge LLC, a 1% owned investment in the United States, having a carrying value of approximately $16 million and $10 million at December 31, 2007 and 2006, respectively. This note receivable is a revolving credit facility with a final maturity in September 2008 with interest payable at a rate of LIBOR plus 2%.

        Bunge holds a note receivable with AGRI-Bunge LLC, a joint venture in which Bunge owns a 50% voting interest and 34% equity interest in the United States, having a carrying value of $39 million and $31 million at December 31, 2007 and 2006, respectively. This note is a revolving credit facility with a final maturity in March 2014 with interest payable at a rate of LIBOR plus 2%.

        Bunge holds a note receivable from Bunge-Ergon Vicksburg LLC, a 50% investment in the United States, having a carrying value of approximately $4 million at December 31, 2007. This note receivable

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.    Related Party Transactions (Continued)

is a revolving credit facility with a final maturity in May 2008 with interest payable at a rate of LIBOR plus 2%.

        Bunge has recognized interest income related to these notes receivable of approximately $5 million, $3 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2007 and 2006, with carrying values of $41 million and $35 million, respectively, are included in other non-current assets and $59 million and $45 million, respectively, are included in other current assets in the consolidated balance sheets.

        Notes payable—A Brazilian subsidiary of Bunge has a note payable with a carrying value of $2 million and $18 million at December 31, 2007 and 2006, respectively, to a joint venture partner in one of its terminals. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate (11.77% at December 31, 2007). The note payable is included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2007 and 2006. In 2007 and 2006, Bunge has recorded interest payable of approximately $1 million and $2 million, respectively, related to this note.

        Other—Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily Solae and its other North American joint ventures), which totaled $859 million, $557 million and $503 million for the years ended December 31, 2007, 2006 and 2005, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $171 million, $153 million and $233 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, Bunge had approximately $10 million and $9 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets. Bunge believes these transactions are recorded at values similar to those with third parties.

        Mutual Investment Limited—Bunge has entered into an administrative services agreement with Mutual Investment Limited, Bunge's former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting and insurance. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge's direct and indirect costs of providing the services. In 2007, 2006 and 2005, Mutual Investment Limited paid Bunge $124 thousand, $155 thousand and $492 thousand, respectively, under this agreement.

20.    Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

of operations or liquidity. Included in other non-current liabilities at December 31, 2007 and 2006 are the following accrued liabilities:

	December 31,
(US$ in millions)
	2007	2006
Tax claims	$175	$203
Labor claims	103	85
Civil and other	81	70

Total	$359	$358

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

        Eletrobrás Litigation—Several of Bunge's Brazilian subsidiaries have litigation pending in Brazil against Centrais Elétricas Brasileiras S.A. (Eletrobrás), a publicly-traded, government-controlled holding company for Brazilian electric companies. The litigation is seeking interest, including adjustments for inflation, on amounts deposited with Eletrobrás that were required by law from 1977 to 1993. In 2005, the Brazilian supreme court issued a judgment in favor of a Brazilian subsidiary of Bunge in respect of the subsidiary's claim against Eletrobrás. During 2007 and 2006, upon court approval, Bunge received payments of $10 million and $6 million, respectively, in partial settlement related to this claim.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2007:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$36
Unconsolidated affiliates financing (2)	15
Customer financing (3)	249

Total	$300

    (1)
    Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $36 million at December 31, 2007. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

    (2)
    Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, which are its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

    (3)
    Bunge issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2007, $196 million of these financing arrangements were collateralized by tangible property. Bunge evaluates the likelihood of customer repayments of the amounts due to financial institutions and records an obligation if it is determined that it is likely that Bunge will be required to make payments under guarantees. At December 31, 2007, Bunge did not record any obligations related to these outstanding guarantees.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At December 31, 2007, debt with a carrying amount of $3,679 million related to these guarantees is included in Bunge's consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

        Also, one of Bunge's subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries. The total debt outstanding as of December 31, 2007 was $96 million recorded as long-term debt in Bunge's consolidated balance sheet.

        Pursuant to an agreement between Bunge and a third party, Bunge was granted an option to purchase and the third party was granted an option to sell to Bunge, a grain shipping terminal in Europe for $55 million. This option could be exercised by either party at specified time periods beginning in May 2007. In the second quarter of 2007, both Bunge and the third party gave notice of their intention to exercise their option. However, the parties are in dispute regarding certain terms of the transfer of the terminal and the implementation of the transfer. Bunge has initiated arbitration proceedings to clarify such matters.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements typically range from two months to four years, in the case of ocean freight vessels, depending on market conditions, and 8 to 20 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$512
1 to 3 years	362
3 to 5 years	207
After five years	1,305

Total	$2,386

        Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned on the sales of excess capacity. The agreements for the freight service on railroad lines require a minimum monthly payment regardless of the actual level of freight services used by Bunge. The costs of Bunge's freight supply agreements are typically passed through to the customers as a component of the prices charged for its products.

21.    Shareholders' Equity

        Mandatory Convertible Preference Shares—On November 13, 2007, Bunge completed a public offering of 862,500, 5.125% cumulative mandatory convertible preference shares (mandatory convertible preference shares), with a par value $0.01 per share and with an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. Bunge received net proceeds of approximately $845 million, after underwriting discounts and commissions and other expenses of the offering. The proceeds from the sale of the mandatory convertible preference shares were used to reduce indebtedness.

        Each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.219 and 9.6984 of common shares, subject to certain anti-dilution adjustments, depending on the average of the volume-weighted average price per common share over the 20 consecutive trading day period ending on the third trading day immediately preceding December 1, 2010. At any time prior

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.    Shareholders' Equity (Continued)

to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the minimum conversion rate of 8.219 common shares per mandatory convertible preference share, subject to certain anti-dilution adjustments. If a fundamental change (as defined in the prospectus) occurs prior to December 1, 2010, holders will have the right to convert their mandatory convertible preference shares into Bunge common shares at the fundamental change conversion rate (as defined in the prospectus). Holders who convert mandatory convertible preference shares will also receive all accumulated and unpaid dividends and a fundamental change dividend make-whole amount, subject to a dividend cap equal to the present value of all remaining dividend payments, to the extent Bunge is legally permitted to pay such amounts. The mandatory convertible preference shares are not redeemable by Bunge at any time.

        The mandatory convertible preference shares accrue dividends at an annual rate of 5.125%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing March 1, 2008, when, as and if declared by Bunge's board of directors. The dividends may be paid in cash, common shares or a combination thereof, subject to a dividend cap. Accumulated but unpaid dividends on the mandatory convertible preference shares will not bear interest.

        Cumulative Convertible Perpetual Preference Shares—In November 2006, Bunge completed a public offering of 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 and with a liquidation preference of $100 per share. Bunge received aggregate net proceeds from the issuances of $677 million after deducting underwriting discounts and commissions and other expenses of the offering. The proceeds from the sale of convertible preference shares were used to reduce indebtedness.

        The holder of each convertible preference share may at any time convert their convertible preference shares into approximately 1.0846 common shares based on an initial conversion price of $92.20 per convertible preference share, subject in each case to certain anti-dilution adjustments. At any time on or after December 1, 2011, if the closing sale price of Bunge's common shares equals or exceeds 130% of the conversion price of the convertible preference shares, for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all outstanding convertible preference shares to be automatically converted into the number of common shares that are issuable at the conversion price. The convertible preference shares are not redeemable by Bunge at any time.

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's board of directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest.

        In 2007 and 2006, Bunge recorded $40 million and $4 million, respectively, of dividends on its convertible preference shares.

        In 2005, approximately $250 million of Bunge's convertible notes were converted into 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. In total, 7,777,927 common shares were issued by Bunge upon conversion of the $250 million aggregate

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.    Shareholders' Equity (Continued)

principal amount of the convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued pursuant to the conversion.

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability / SFAS No. 158 Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2005	$(392)	$5	$(17)	$(23)	$—	$(427)
Other comprehensive income (loss), net of tax	101	(1)	2	2	11	115

Balance, December 31, 2005	(291)	4	(15)	(21)	11	(312)
Other comprehensive income (loss), net of tax	267	10	2	1	(1)	279
SFAS No. 158 adjustment	—	—	—	(30)	—	(30)

Balance, December 31, 2006	(24)	14	(13)	(50)	10	(63)
Other comprehensive income (loss), net of tax	731	(2)	2	7	(6)	732

Balance, December 31, 2007	$707	$12	$(11)	$(43)	$4	$669

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

        In November 2007, Bunge sold 862,500 mandatory convertible preference shares in a public offering (see Note 21 of the notes to the consolidated financial statements). Each mandatory convertible preference share has a liquidation preference of $1,000 per share. On the mandatory

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.    Earnings Per Share (Continued)

conversion date of December 31, 2010, each mandatory convertible preference share will automatically convert into between 8.219 and 9.6984 of Bunge Limited common shares, subject to certain anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 31, 2010, each mandatory convertible preference share is convertible, at the holder's option, at the minimum conversion rate of 8.219 common shares (which represents 7,088,888 Bunge Limited common shares, subject to certain anti-dilution adjustments). The calculation of diluted earnings per common share for the year ended December 31, 2007 includes the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were dilutive.

        In November 2006, Bunge sold 6,900,000 convertible preference shares in a public offering (see Note 21 of the notes to the consolidated financial statements). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to certain anti-dilution specified adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2007 includes the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were dilutive. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were not dilutive.

        In November 2005, Bunge redeemed its convertible notes issued by Bunge's 100%-owned finance subsidiary, Bunge Limited Finance Corp. The computation of diluted earnings per common share for 2005 includes the weighted-average number of common shares that would have been issuable upon conversion of the convertible notes. Substantially all holders of the aggregate principal amount of the $250 million convertible notes converted their notes into an aggregate of 7,777,927 shares of Bunge Limited common shares, of which 7,532,542 shares were issued upon conversion of the convertible notes in November 2005 at the conversion rate of 31.1137 common shares of Bunge Limited for each $1,000 principal amount of convertible notes. This represents a price of $32.1402 per share at which Bunge Limited common shares were issued pursuant to the conversion.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.    Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(US$ in millions, except for share data)	2007	2006	2005
Net income	$778	$521	$530
Convertible preference share dividends	(40)	(4)	—
Interest on convertible notes, net of tax	—	—	5

Net income available to common shareholders	$738	$517	$535

Weighted-average number of common shares outstanding:
Basic	120,718,134	119,566,423	112,131,739
Effect of dilutive shares(1):
—stock options and awards	1,498,944	1,282,934	1,994,337
—convertible preference shares	8,536,729	—	—
—convertible notes	—	—	6,727,852

Diluted	130,753,807	120,849,357	120,853,928

Earnings per common share:
Basic	$6.11	$4.32	$4.73
Diluted	$5.95	$4.28	$4.43

(1)
The weighted-average common shares outstanding-diluted excludes approximately 2 million, 2 million and 1 million stock options and contingently issuable restricted stock units which were not dilutive and not included in the computation of diluted earnings per share for 2007, 2006 and 2005, respectively. The weighted-average common shares outstanding-diluted for the year ended December 31, 2006 excludes 834,399 weighted-average common shares that would be obtainable upon conversion of Bunge's convertible preference shares because their effect would not have been dilutive.

23.    Stock-Based Compensation

        Effective 2006, Bunge adopted SFAS No. 123R, Share-Based Payment, which includes the fair value recognition provisions, using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the years ended December 31, 2007 and 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

        Prior to the adoption of SFAS No. 123R, Bunge amortized the expense of share-based compensation awarded to employees eligible for retirement over the related vesting period with acceleration of expense upon retirement. Upon adoption of SFAS No. 123R, awards made to eligible retirees are still amortized over the vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made subsequent to the adoption of SFAS No. 123R, the related expense is recognized either from the grant date through the date the employee

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Stock-Based Compensation (Continued)

reaches the years of service and age requirements, or from the grant date through the stated vesting period, whichever is shorter.

        In 2007, Bunge recognized $13 million and $35 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, of which $7 million was recorded in liabilities for the awards classified as liability awards and $41 million in additional paid-in capital for the awards classified as equity awards. In 2006, Bunge recognized $10 million and $9 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, of which $4 million was recorded in liabilities and $15 million in additional paid-in capital. In addition, as a result of the adoption of SFAS No. 123R in 2006, Bunge reclassified $9 million of compensation expense from liabilities to additional paid-in capital related to restricted stock unit awards with equity settlement. The aggregate tax benefit was approximately $1 million and $4 million for the years ended December 31, 2007 and 2006, respectively.

        The following table sets forth the effect on net income and earnings per share had Bunge recognized compensation cost upon the fair value on the date of grant of stock options and restricted stock units, in accordance with SFAS No. 123, as amended by SFAS No. 148, for the year ended December 31, 2005.

(US$ in millions, except per share data)	Year Ended December 31, 2005
Net income, as reported	$530
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock awards granted, net of related tax effects	(8)

Pro forma net income	$522

Earnings per common share (see Note 22):
Basic—as reported	$4.73
Basic—pro forma	$4.66
Diluted—as reported(1)	$4.43
Diluted—pro forma(1)	$4.36

(1)
The numerator for the calculation of diluted pro forma earnings per share for the years ended December 31, 2005 was adjusted by $5 million for interest expense related to the Bunge's 3.75% convertible notes due 2022, which were redeemed in November 2005 (See Note 22 of the notes to the consolidated financial statements).

        Equity Incentive Plan—Bunge has an Equity Incentive Plan (the "Equity Incentive Plan"), which is a shareholder approved plan. Under the Equity Incentive Plan, the compensation committee of the Bunge Limited board of directors may grant equity based awards to officers, employees, consultants and independent contractors. Awards granted under the Equity Incentive Plan may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity based awards.

        (i)    Stock Option Awards—Generally, stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the Equity Incentive Plan. Options expire ten years after the date of grant and generally vest and are exercisable on a pro-rata basis over a

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Stock-Based Compensation (Continued)

three-year period on each anniversary of the date of the grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited as defined in the Equity Incentive Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

        (ii)    Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant and payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share (EPS) or segment operating profit performance measures (for awards granted to employees of operating companies) during the three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated by the compensation committee in certain circumstances such as a change in control of Bunge Limited. Payment of the award is calculated based on a sliding scale whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual cumulative EPS or actual segment operating profit is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Beginning with awards granted in 2005, performance-based restricted stock unit awards will be paid solely in Bunge Limited common shares. Performance-based restricted stock unit awards granted in 2004 were paid out in 2007 in cash, in Bunge Limited common shares or a combination thereof, based on the participant's election and subject to the discretion of the compensation committee.

        Time-vested restricted stock units are subject to vesting periods varying from three to five years and vest on either a pro-rata basis over the applicable vesting period or 100% at the end of the applicable vesting period, as determined at the time of grant by the compensation committee. Vesting may be accelerated by the compensation committee in certain circumstances such as a change in control of Bunge Limited. Time-vested restricted stock units are paid out in Bunge Limited common shares upon satisfying the applicable vesting terms.

        At the time of payout, a participant holding a vested restricted stock unit will also be entitled to receive corresponding dividend equivalent payments. Compensation expense for restricted stock units is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

        2007 Non-Employee Directors' Equity Incentive Plan—In 2007, Bunge established the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (the "2007 Directors' Equity Incentive Plan"), a shareholder approved plan. Under the 2007 Directors' Equity Incentive Plan, the compensation committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options.

        (i)    Stock Option Awards—Stock options to purchase Bunge Limited common shares are granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the 2007 Non-Employee Directors' Equity Incentive Plan. Options expire

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Stock-Based Compensation (Continued)

ten years after the date of grant and generally vest and are exercisable on the third anniversary of the date of grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited, as defined in the 2007 Non-Employee Directors' Equity Incentive Plan. Compensation expense is recognized for options on a straight-line basis.

        (ii)    Restricted Stock Units—Restricted stock units and deferred restricted stock units are granted at no cost. Restricted stock units generally vest on the third anniversary of the date of grant and payment is made in Bunge Limited common shares. Deferred restricted stock units generally vest on the first anniversary of the date of grant and payment is restricted until after the third anniversary of the date of grant and made in Bunge Limited common shares. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited.

        At the time of issuance, a participant holding a restricted stock unit or deferred restricted stock unit will also be entitled to receive corresponding dividend equivalent payments. Compensation expense is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

        Non-Employee Directors' Equity Incentive Plan—Bunge has a Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan"), which is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1 that follows the date of grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited, as defined in the Directors' Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

        Effective May 25, 2007, no further options will be granted under the Directors' Plan.

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

Assumptions:	December 31, 2007	December 31, 2006	December 31, 2005
Expected option term (in years)	5.10-6.00	5.25-6.00	6.00
Expected dividend yield	.80%	1.04%-1.05%	1.15%
Expected volatility	23%-27%	27%-28%	32%
Risk-free interest rate	4.43%-4.47%	4.61%-4.89%	4.04%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Stock-Based Compensation (Continued)

        A summary of option activity under the plans as of December 31, 2007 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(US$ in millions)
Outstanding at January 1, 2007	3,809,191	$36.69
Granted	808,495	$80.23
Exercised	(1,053,347)	$29.92
Forfeited or expired	(67,940)	$60.72

Outstanding at December 31, 2007	3,496,399	$48.24	6.82	$242

Exercisable at December 31, 2007	2,080,298	$33.93	5.65	$174

        The weighted-average grant date fair value of options granted during 2007, 2006 and 2005 was $24.29, $17.38 and $18.48, respectively. The total intrinsic value of options exercised during 2007 was approximately $64 million. The excess tax benefit classified as a financing cash flow for 2007 and 2006 was not significant.

        As of December 31, 2007, there was $20 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors' Plan which will be recognized over the next three years.

        A summary of Bunge's restricted stock units as of December 31, 2007 and changes during 2007 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2007(1)	1,264,969	$49.74
Granted	587,064	$80.84
Vested/issued(2)	(218,004)	$76.43
Forfeited/expired(2)	(445,346)	$70.70

Restricted stock units at December 31, 2007(1)	1,188,683	$66.36

    (1)
    Excludes accrued unvested corresponding dividends, which are payable upon vesting in Bunge's common shares. As of December 31, 2007, there were 16,718 unvested corresponding dividends accrued. Accrued unvested corresponding dividends were revised due to non-achievement of performance targets.

    (2)
    During 2007, Bunge issued 213,306 common shares including common shares representing accrued corresponding dividends, with a weighted-average fair value of $76.52 per share. During 2007, Bunge canceled 191,606 shares in lieu of cash settlement at $78.24 per share, related to performance-based restricted stock unit awards that had vested.

        The weighted average grant date fair value of restricted stock units granted during 2007, 2006 and 2005 was $80.84, $56.14 and $54.01, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Stock-Based Compensation (Continued)

        At December 31, 2007, there was approximately $45 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which will be recognized over the next three to four years. The total fair value of restricted stock units vested and issued during 2007 was approximately $16 million.

        Common Shares Reserved for Share-Based Awards—The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued and outstanding common shares increases. At December 31, 2007, Bunge has reserved 12,122,956 and 606,130 common shares for grants of stock options, stock awards and other awards under the Equity Incentive Plan and the Directors' Plan, respectively, and has reserved 600,000 common shares for grants of stock options, stock awards and other awards under the 2007 Non-Employee Directors' Equity Incentive Plan. At December 31, 2007, 3,515,849 and 94,130 common shares were available for future grants under the Equity Incentive Plan and Directors' Plan, respectively, and 563,700 common shares were available for future grants under the 2007 Non-Employee Directors' Equity Incentive Plan. Effective May 25, 2007, no future awards will be made under the Directors' Plan.

24.    Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

(US$ in millions)
2008	$170
2009	160
2010	154
2011	130
2012	129
Thereafter	746

Total	$1,489

        Rent expense under non-cancelable operating leases was $130 million, $144 million and $134 million for 2007, 2006 and 2005, respectively.

25.    Operating Segments and Geographic Areas

        Bunge has four reportable segments—agribusiness, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Bunge evaluates segment performance based on operating segment profit.

        In 2007, Bunge reclassified certain product lines from the edible oil products segment to the agribusiness segment. As a result, amounts for the year ended December 31, 2006 have been reclassified to conform to the current period presentation. Bunge has not reflected this reclassification in years prior to the years ended December 31, 2006 as it is not practicable to do so.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

        Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
2007
Net sales to external customers	$26,990	$3,918	$5,597	$1,337	$—	$37,842
Inter-segment revenues	5,112	—	61	35	(5,208)	—
Gross profit(1)	1,407	639	334	135	—	2,515
Interest income	38	64	4	1	59	166
Interest expense	(296)	(16)	(38)	(3)	—	(353)
Foreign exchange gain (loss)	136	114	6	(4)	(35)	217
Segment operating profit	624	517	(10)	31	—	1,162
Depreciation, depletion and amortization expense	(157)	(151)	(61)	(16)	—	(385)
Investments in affiliates	102	13	207	23	361	706
Total assets	14,321	4,283	2,098	684	605	21,991
Capital expenditures	$322	$144	$107	$60	$25	$658
2006
Net sales to external customers	$18,909	$2,602	$3,798	$965	$—	$26,274
Inter-segment revenues	2,351	—	68	17	(2,436)	—
Gross profit(1)	818	326	289	138	—	1,571
Interest income	27	58	2	3	29	119
Interest expense	(203)	(39)	(31)	(7)	—	(280)
Foreign exchange gain (loss)	(12)	47	5	—	19	59
Segment operating profit	114	202	58	69	—	443
Depreciation, depletion and amortization expense	(126)	(130)	(53)	(15)	—	(324)
Investments in affiliates	61	11	170	22	385	649
Total assets	8,378	2,979	1,513	470	1,007	14,347
Capital expenditures	$294	$106	$89	$14	$—	$503
2005
Net sales to external customers	$17,459	$2,674	$3,385	$859	$—	$24,377
Inter-segment revenues	1,974	—	81	22	(2,077)	—
Gross profit(1)	821	341	284	125	—	1,571
Interest income	21	57	3	2	21	104
Interest expense	(140)	(41)	(35)	(7)	(8)	(231)
Foreign exchange gain (loss)	29	(47)	—	(1)	(3)	(22)
Segment operating profit	275	81	37	63	—	456
Depreciation, depletion and amortization expense	(110)	(104)	(50)	(14)	—	(278)
Investments in affiliates	57	9	75	21	423	585
Total assets	5,867	2,774	1,682	388	735	11,446
Capital expenditures	$267	$135	$109	$11	$—	$522

(1)
In 2007, Bunge recorded pretax asset impairment and restructuring charges of $30 million in the agribusiness segment, $35 million in the edible oil products segment and $13 million in the milling products segment. The impairment and restructuring charges related to write-downs of older less efficient facilities employee termination costs related to certain of these write-downs.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

  In 2006, Bunge recorded a pretax asset impairment charge of $18 million and $2 million in its agribusiness and edible oil products segments, respectively, relating to write-downs of three less efficient oilseed processing, refining and packaging facilities in Brazil, and restructuring charges of $4 million related to its South American agribusiness and fertilizer operations.

  In 2005, Bunge recorded a pretax asset impairment charge of $35 million in its agribusiness segment related to two oilseed processing plants in Brazil and an oilseed processing plant in India. In 2005, Bunge also recorded restructuring charges in Brazil and Europe of $10 million in its agribusiness segment, $2 million in its edible oil products segment and $2 million in its fertilizer segment.

  These impairment and restructuring charges are recorded in cost of goods sold, other than impairment charges of $11 million, of the edible oil products segment total, and restructuring charges in 2006, which are recorded in selling, general and administrative expense, in Bunge's consolidated statements of income (see Note 8 of the notes to the consolidated financial statements).

        Segment operating profit, a measure of segment profitability, includes interest income earned on working capital of each segment and the allocation of the financial costs of carrying operating working capital, including an allocated portion of the foreign exchange gains and losses and of interest expense relating to debt financing working capital, including readily marketable inventories which is consistent with how management views the results for operational purposes.

        A reconciliation of income from continuing operations before income tax to total consolidated segment operating profit follows:

	Year Ended December 31,
(US$ in millions)	2007	2006	2005
Income from operations before income tax	$1,201	$522	$488
Unallocated (income) expense—net(1)	(39)	(79)	(32)

Segment operating profit	$1,162	$443	$456

    (1)
    Unallocated (income) expense—net included interest income, interest expense, foreign exchange gains and losses and other income and expense not directly attributable to Bunge's operating segments.

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2007	2006	2005
Agricultural commodities products	$26,990	$18,909	$17,459
Fertilizer products	3,918	2,602	2,674
Edible oil products	5,597	3,798	3,385
Wheat milling products	916	657	564
Corn milling products	421	308	295

Total	$37,842	$26,274	$24,377

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2007	2006	2005
Net sales to external customers:
Europe	$12,814	$8,914	$8,904
United States	8,982	6,331	6,076
Brazil	8,020	5,603	5,096
Asia	4,924	3,898	2,956
Canada	1,131	1,011	957
Argentina	1,943	491	362
Rest of world	28	26	26

Total	$37,842	$26,274	$24,377

	December 31,
(US$ in millions)	2007	2006	2005
Long-lived assets(1):
Brazil	$2,987	$2,319	$2,035
United States	918	930	963
Europe	1,018	824	505
Argentina	193	146	137
Asia	95	—	—
Rest of world	204	211	153

Total	$5,415	$4,430	$3,793

    (1)
    Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.    Quarterly Financial Information (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year End
	(US$ in millions, except per share data)
2007
Volumes (in millions of metric tons)	30	35	38	34	137
Net sales(1)	$7,343	$8,298	$9,729	$12,472	$37,842
Gross profit	300	532	907	776	2,515
Income from operations	14	168	351	245	778
Net income	14	168	351	245	778
Earnings per common share—basic
Income from operations	$.05	$1.32	$2.84	$2.02	$6.11

Net income per share	$.05	$1.32	$2.84	$2.02	$6.11

Earnings per common share—diluted(2)
Income from operations	$.05	$1.30	$2.70	$1.82	$5.95

Net income per share	$.05	$1.30	$2.70	$1.82	$5.95

Weighted-average number of shares outstanding—basic	120,213,777	120,746,365	120,854,591	121,047,143	120,718,134
Weighted-average number of shares outstanding—diluted	121,631,006	129,487,981	129,794,933	134,501,104	130,753,807

Market price:
High	$85.26	$84.50	$107.45	$124.23
Low	$70.13	$71.81	$81.00	$91.74

2006
Volumes (in millions of metric tons)	25	31	33	31	120
Net sales	$5,625	$6,001	$6,965	$7,683	$26,274
Gross profit	284	288	485	514	1,571
Income from operations	58	30	169	264	521
Net income	58	30	169	264	521
Earnings per common share—basic
Income from operations	$.49	$.25	$1.41	$2.17	$4.32

Net income per share	$.49	$.25	$1.41	$2.17	$4.32

Earnings per common share—diluted(2)
Income from operations	$.48	$.25	$1.40	$2.12	$4.28

Net income per share	$.48	$.25	$1.40	$2.12	$4.28

Weighted-average number of shares outstanding—basic	119,231,404	119,532,368	119,678,573	119,815,692	119,566,423
Weighted-average number of shares outstanding—diluted	120,596,824	120,731,717	120,804,750	124,409,362	120,849,357

Market price:
High	$60.29	$61.16	$58.65	$73.17
Low	$50.02	$48.23	$49.99	$57.85

(1)
Bunge has restated 2007 segment and total consolidated net sales and cost of goods sold to correct certain errors in its previously issued quarterly condensed consolidated financial statements for the first, second and third quarters of 2007. The errors, which are described below, had no effect on Bunge's previously reported volumes, gross profit, segment operating profit, net income or earnings per share for the three months ended March 31, 2007, three months ended June 30, 2007 and the three months ended September 30, 2007.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.    Quarterly Financial Information (Unaudited) (Continued)

        The corrections resulted from Bunge's review during 2007 of its accounting for, and financial statement presentation of, certain transactions primarily in its agribusiness segment. As a result of this review, certain net sales and cost of goods sold amounts relating to sales among Bunge's subsidiaries were identified as incorrectly included in Bunge's net sales and cost of goods sold reported in its consolidated financial statements rather than being eliminated in the consolidation process. Management believes that these errors in the transfer of information from the general ledgers of Bunge's subsidiaries to Bunge's consolidated reporting system were primarily the result of systems changes made during 2007. Additionally, Bunge's management concluded that certain transactions related to Bunge's trade structured finance activities that had been recorded on a gross basis in net sales and costs of goods sold should have been recorded on a net basis.

        The following table shows the amounts originally reported in Bunge's quarterly condensed consolidated financial statements and the corrected amounts for 2007:

(US$ in millions)	As Reported	As Corrected
Total Net sales:
Quarter ended March 31, 2007	$8,189	$7,343
Quarter ended June 30, 2007	$9,915	$8,298
Quarter ended September 30, 2007	$12,676	$9,729
(2)
Earnings per share for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2007 and 2006 does not equal the total computed for the year.

27.    Subsequent Events

        On February 29, 2008, Bunge paid a regular quarterly cash dividend of $0.17 per common share to shareholders of record on February 15, 2008. On February 29, 2008, Bunge announced that it will pay a regular quarterly cash dividend of $0.17 per common share on June 2, 2008 to shareholders of record on May 19, 2008, and it will pay a quarterly cash dividend of $1.21875 per share on its cumulative convertible perpetual preference shares and $12.8125 per share on its cumulative mandatory convertible preference shares, in each case on June 1, 2008 to shareholders of record on May 15, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 3, 2008	By	/s/ JACQUALYN A. FOUSE Name: Jacqualyn A. Fouse Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERTO WEISSER Alberto Weisser	Chief Executive Officer and Chairman of the Board of Directors	March 3, 2008
/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse	Chief Financial Officer	March 3, 2008
/s/ KAREN ROEBUCK Karen Roebuck	Controller	March 3, 2008
/s/ JORGE BORN, JR. Jorge Born, Jr.	Deputy Chairman and Director	March 3, 2008
/s/ ERNEST G. BACHRACH Ernest G. Bachrach	Director	March 3, 2008
/s/ ENRIQUE H. BOILINI Enrique H. Boilini	Director	March 3, 2008
/s/ MICHAEL H. BULKIN Michael H. Bulkin	Director	March 3, 2008
/s/ OCTAVIO CARABALLO Octavio Caraballo	Director	March 3, 2008

S-1

/s/ FRANCIS COPPINGER Francis Coppinger	Director	March 3, 2008
/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais	Director	March 3, 2008
/s/ WILLIAM ENGELS William Engels	Director	March 3, 2008
/s/ PAUL H. HATFIELD Paul H. Hatfield	Director	March 3, 2008
/s/ L. PATRICK LUPO L. Patrick Lupo	Director	March 3, 2008
/s/ LARRY G. PILLARD Larry G. Pillard	Director	March 3, 2008

S-2

QuickLinks

Table of Contents
Cautionary Statement Regarding Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
BUNGE LIMITED Schedule II—Valuation and Qualifying Accounts (US$ in millions)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES