Form 10-Q
period 2008-03-31
Bunge LTD
filed 2008-05-12
CIK 1144519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of May 2, 2008 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 121,539,636

BUNGE LIMITED

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2008	(As Restated) 2007
Net sales	$12,469	$7,343
Cost of goods sold	(11,602)	(7,043)

Gross profit	867	300
Selling, general and administrative expenses	(402)	(265)
Interest income	48	31
Interest expense	(98)	(70)
Foreign exchange gains	7	29
Other income (expense) – net	(3)	2

Income from operations before income tax	419	27
Income tax expense	(117)	(6)

Income from operations after income tax	302	21
Minority interest	(33)	(12)
Equity in earnings of affiliates	20	5

Net income	$289	$14
Convertible preference share dividends	(19)	(8)

Net income available to common shareholders	$270	$6

Earnings per common share – basic (Note 14)	$2.23	$0.05

Earnings per common share – diluted (Note 14)	$2.10	$0.05

Dividends per common share	$0.17	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$723	$981
Trade accounts receivable (less allowance of $101 and $97)	3,037	2,541
Inventories (Note 3)	6,512	5,924
Deferred income taxes	279	219
Other current assets (Note 4)	5,322	4,853

Total current assets	15,873	14,518
Property, plant and equipment, net	4,339	4,216
Goodwill (Note 5)	387	354
Other intangible assets, net	137	139
Investments in affiliates	800	706
Deferred income taxes	991	903
Other non-current assets	1,120	1,155

Total assets	$23,647	$21,991

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,151	$590
Current portion of long-term debt	520	522
Trade accounts payable	4,501	4,061
Deferred income taxes	251	166
Other current liabilities (Note 7)	3,806	3,495

Total current liabilities	10,229	8,834
Long-term debt	3,322	3,435
Deferred income taxes	149	149
Other non-current liabilities	949	876
Commitments and contingencies (Note 12)
Minority interest in subsidiaries	715	752
Shareholders' equity:
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2008 and 2007 – 862,500 (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2008 and 2007 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 240,000,000 shares; issued and outstanding: 2008 – 121,521,529 shares, 2007 – 121,225,963 shares	1	1
Additional paid-in capital	2,789	2,760
Retained earnings	3,195	2,962
Accumulated other comprehensive income	745	669

Total shareholders' equity	8,283	7,945

Total liabilities and shareholders' equity	$23,647	$21,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Three Months Ended March 31,
	2008	(As Restated) 2007
OPERATING ACTIVITIES
Net income	$289	$14
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(160)	(34)
Impairment of assets	2	—
Bad debt expense	40	5
Depreciation, depletion and amortization	108	86
Stock-based compensation expense	13	12
Recoverable taxes provision	(14)	—
Deferred income taxes	(11)	(47)
Minority interest	33	12
Equity in earnings of affiliates	(20)	(5)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(451)	(240)
Inventories	(480)	(151)
Prepaid commodity purchase contracts	18	(8)
Secured advances to suppliers	15	76
Trade accounts payable	356	216
Advances on sales	(20)	(37)
Unrealized net loss on derivative contracts	51	52
Margin deposits	(188)	(36)
Accrued liabilities	(3)	(42)
Other—net	69	(55)

Cash used for operating activities	(353)	(182)

INVESTING ACTIVITIES
Payments made for capital expenditures	(148)	(84)
Investments in affiliates	(61)	(3)
Acquisitions of businesses (net of cash acquired)	(19)	(2)
Related party loans	(16)	(7)
Proceeds from disposal of property, plant and equipment	13	12

Cash used for investing activities	(231)	(84)

FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	165	(39)
Proceeds from short-term debt with maturities greater than 90 days	514	117
Repayments of short-term debt with maturities greater than 90 days	(125)	(150)
Proceeds from long-term debt	462	910
Repayment of long-term debt	(607)	(440)
Proceeds from sale of common shares	3	16
Dividends paid to preference shareholders	(22)	(9)
Dividends paid to common shareholders	(21)	(19)
Dividends paid to minority interest	(62)	(6)

Cash provided by financing activities	307	380
Effect of exchange rate changes on cash and cash equivalents	19	6

Net (decrease) increase in cash and cash equivalents	(258)	120
Cash and cash equivalents, beginning of period	981	365

Cash and cash equivalents, end of period	$723	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2007 has been derived from Bunge's audited financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in Bunge's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2008.

          Restatements – Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended March 31, 2007 and as disclosed in Bunge's 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements. The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge's previously reported volumes, gross profit, net income or earnings per common share. As a result, amounts for the three months ended March 31, 2007 contained in this Quarterly Report on Form 10-Q have been restated. See Note 15 to the condensed consolidated financial statements.

          Bunge also re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan. Bunge included such amounts under the headings "Foreign Pension Benefits" and "Foreign Postretirement Healthcare Benefits." This correction did not have an effect on Bunge's consolidated balance sheet at December 31, 2007, or its condensed consolidated statements of income and cash flows for the three months ended March 31, 2007.

          In addition, in connection with an increase in short-term borrowings with original maturities greater than 90 days, Bunge has now presented on a gross basis certain short-term borrowings which had been presented on a net basis in its condensed consolidated statement of cash flows for the three months ended March 31, 2007.

          Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.     NEW ACCOUNTING PRONOUNCEMENTS

          Adoption of New Accounting Pronouncements – In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 became effective for Bunge on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008. See Note 8 to the condensed consolidated financial statements.

          In 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and as a result of the adoption of this measurement provision on January 1, 2008, Bunge recorded approximately $4 million as a reduction to retained earnings to reflect the transition period of the new measurement date.

          In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of January 1, 2008. Bunge has not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

          New Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about a company's derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Bunge is evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

          In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Bunge is currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

3.     INVENTORIES

          Inventories consist of the following:

(US$ in millions)	March 31, 2008	December 31, 2007
Agribusiness – Readily marketable inventories at market value (1)	$3,609	$3,358
Fertilizer	1,311	924
Edible oils	521	419
Milling	313	176
Other (2)	758	1,047

Total	$6,512	$5,924

(1)	Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.
(2)	Agribusiness inventories carried at lower of cost or market.

4.     OTHER CURRENT ASSETS

          Other current assets consist of the following:

(US$ in millions)	March 31, 2008	December 31, 2007
Prepaid commodity purchase contracts	$417	$429
Secured advances to suppliers (1)	370	382
Unrealized gain on derivative contracts	2,813	2,320
Recoverable taxes (2)	306	368
Margin deposits	496	309
Other	920	1,045

Total	$5,322	$4,853

(1)	Bunge provides cash advances to suppliers, which primarily are farmers of soybeans and other agricultural commodities, primarily in Brazil, to finance a portion of the suppliers' production costs. The advances are generally collateralized by physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. Secured advances to suppliers are stated at the original value of the advance plus accrued interest, less allowances for uncollectible advances. In addition to the current secured advances, Bunge has long-term secured advances to suppliers, primarily farmers in Brazil, in the amount of $390 million and $379 million at March 31, 2008 and December 31, 2007 respectively. The repayment terms of the long-term secured advances generally range from two to three years. Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $48 million at both March 31, 2008 and at December 31, 2007 mainly due to crop failures. These renegotiated advances are generally collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment. Also included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $252 million and $245 million at March 31, 2008 and December 31, 2007, respectively. Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops. The allowance for uncollectible advances totaled $83 million and $52 million at March 31, 2008 and December 31, 2007, respectively. Interest earned on secured advances to suppliers of $13 million and $17 million for the three months ended March 31, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.
(2)
In addition, Bunge has a recoverable taxes balance of $183 million and $191 million at March 31, 2008 and December 31, 2007, respectively, in other non-current assets in the condensed consolidated balance sheets. The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $129 million and $135 million at March 31, 2008 and December 31, 2007, respectively.

5.     GOODWILL

          At March 31, 2008, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2007	$318	$27	$9	$354
Acquired goodwill (1)	7	21	—	28
Foreign exchange translation	4	6	—	10
Tax benefit on goodwill amortization (2)	(5)	—	—	(5)

Balance March 31, 2008	$324	$54	$9	$387

(1)	In the three months ended March 31, 2008, Bunge acquired a European margarine producer based in Germany for a purchase price of approximately $31 million, which consisted of $25 million in cash and $6 million of assumed debt. Assets and liabilities acquired consisted of $6 million of cash and $4 million of other net assets. As of March 31, 2008, Bunge had not completed the purchase price allocation valuation of the acquired assets and liabilities and has preliminarily recorded $21 million of goodwill in its edible oil products segment related to this acquisition. In addition, Bunge recorded an additional $7 million of goodwill as a result of a resolution of a contingency in the purchase price relating to its 2007 sugarcane and ethanol mill acquisition.
(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.     INVESTMENTS IN AFFILIATES

          In the three months ended March 31, 2008, Bunge invested $61 million in cash for a 50% ownership interest in its joint venture Bunge Maroc Phosphore S.A. The joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America. Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.

7.     OTHER CURRENT LIABILITIES

          Other current liabilities consist of the following:

(US$ in millions)	March 31, 2008	December 31, 2007
Accrued liabilities	$994	$1,071
Unrealized loss on derivative contracts	2,290	2,023
Advances on sales	367	367
Other	155	34

Total	$3,806	$3,495

8.     FINANCIAL INSTRUMENTS

          Adoption of SFAS No. 157, Fair Value Measurements—Effective January 1, 2008, Bunge adopted SFAS No. 157, which provides a framework for measuring fair value. SFAS No. 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS No. 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. Bunge did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS No. 157.

          SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge's principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

          Bunge determines the fair market values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The standard describes three levels within its hierarchy that may be used to measure fair value.

          Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include exchange-traded derivative contracts.

          Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Bunge's Level 2 fair value measurements primarily consist of over-the-counter (OTC) commodity purchase and sales contracts and other OTC derivatives.

          Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Level 3 assets and liabilities include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

          The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, Bunge will delay the adoption of SFAS No. 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	March 31, 2008
	Fair Value Measurements at Reporting Date Using
(US$ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories (Note 3)	$–	$3,435	$174	$3,609
Derivative assets	12	2,648	153	2,813
Other assets (1)	29	364	–	393

Total assets	$41	$6,447	$327	$6,815

Liabilities:
Derivative liabilities	$46	$2,116	$128	$2,290

Total liabilities	$46	$2,116	$128	$2,290

(1)	Other assets include primarily the fair values of firm commitments for the use of ocean vessels under time charter agreements. These firm commitments are hedged by derivative instruments which are designated as fair value hedges.

          Derivatives—Exchange-traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other over-the-counter (OTC) instruments relating primarily to freight, energy and foreign exchange. Bunge estimates fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss or other comprehensive income.

          OTC derivative contracts include swaps, options and structured transactions that are valued at fair value and may be offset with similar positions in exchange-traded markets. The fair values of OTC derivative instruments are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation of other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally-developed model inputs that might not be observable in or corroborated by the market. When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

          Readily marketable inventories—Bunge's readily marketable commodity inventories are valued at estimated fair market values. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. Bunge estimates fair market values based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair market values of these inventories are recognized in our consolidated statements of income as a component of cost of goods sold.

          Readily marketable inventories are valued based on the fair values of the commodities, including exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant management judgment or estimation to measure fair value. In such cases, the inventory is classified as Level 3.

          If Bunge used different methods or factors to estimate fair market values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories in the consolidated balance sheets and consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the consolidated balance sheets and consolidated statements of income could differ.

          Level 3 Valuation—Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Because of differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof. While SFAS No. 157 requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

          Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the period.

          Level 3 Derivatives—The fair values of Level 3 derivative instruments are estimated using pricing information from less active markets. Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.

          Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or inputs include exchange quotes and certain management estimations regarding local markets.

          The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. Level 3 instruments presented in the table include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of SFAS 157. These instruments were valued using pricing models that, in management's judgment, reflect the assumptions a marketplace participant would use at March 31, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) Included in cost of goods sold	44	41	85
Purchases, issuances and settlements	(126)	—	(126)
Transfers in/out of Level 3	—	—	—

Balance, March 31, 2008	$25	$174	$199

(1)	Derivatives, net include Level 3 derivative assets and liabilities.

          The table below summarizes changes in unrealized gains or losses recorded in earnings during 2008 for Level 3 assets and liabilities that were held at March 31, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at March 31, 2008:
Cost of goods sold	$(37)	$61	$24

(1)	Derivatives, net include Level 3 derivative assets and liabilities.

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

          In January 2008, Bunge terminated its outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

          Foreign exchange derivatives—Bunge uses net investment hedges to offset the translation adjustments arising from remeasuring its investment in its Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss). At March 31, 2008 and December 31, 2007, Bunge had outstanding cross currency swaps with a notional value of $76 million for both periods to hedge its net investment in Brazilian assets. Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. The swaps mature in 2008. At March 31, 2008, the fair value of these currency swaps was a loss of $17 million, which was recorded in other current liabilities in the consolidated balance sheet. At December 31, 2007, the fair value of these currency swaps was a loss of $17 million. For the three months ended March 31, 2008, no amount was recorded as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.

9.     LONG-TERM DEBT

          During the three months ended March 31, 2008, Bunge entered into a $250 million term loan facility with a lending institution. The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011. Bunge used the proceeds of $250 million from this facility to repay outstanding indebtedness.

          In addition, in the three months ended March 31, 2008, Bunge entered into a $650 million, three-year revolving credit facility with a number of lending institutions. Borrowings under the revolving credit facility will bear interest at LIBOR plus 0.80% based on Bunge's current credit ratings. However, the interest rate may range from LIBOR plus 0.65% to 1.50% based on the credit ratings of Bunge's long-term unsecured debt at the time of borrowing. Borrowings under the facility, which matures in 2011, will be used for general corporate purposes. There were no borrowings outstanding under this facility at March 31, 2008.

10.   RELATED PARTY TRANSACTIONS

          Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $232 million and $136 million for the three months ended March 31, 2008 and 2007, respectively. Bunge also sold soybean commodity products and other commodity products to its North American and certain European joint ventures, which totaled $54 million and $35 million for the three months ended March 31, 2008 and 2007, respectively. Bunge believes these transactions were recorded at values similar to those with third parties.

11. EMPLOYEE BENEFIT PLANS

          In 2007, Bunge re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan. Bunge included such amounts under the headings "Foreign Pension Benefits" and "Foreign Postretirement Healthcare Benefits." This correction did not have an effect on Bunge's consolidated balance sheet at December 31, 2007 or its consolidated statements of income and cash flows for the three months ended March 31, 2007.

          In addition, in the three months ended March 31, 2008, Bunge recorded a $20 million accumulated benefit obligation related to certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions which have impacted employer interpretations of the related laws and regulations.

			Foreign-Pension Benefits Three Months Ended March 31,
	U.S.-Pension Benefits Three Months Ended March 31,
(US$ in millions)
	2008	2007	2008	2007
Service cost	$3	$3	$1	$1
Interest cost	5	5	9	8
Expected return on plan assets	(5)	(5)	(9)	(10)
Recognized prior service cost	–	–	–	–
Recognized net loss	–	1	–	–

Net periodic benefit cost	$3	$4	$1	$(1)

	U.S.-Postretirement Benefits Three Months Ended March 31,		Foreign-Postretirement Benefits Three Months Ended March 31,
(US$ in millions)
	2008	2007	2008	2007
Service cost	$–	$–	$–	$–
Interest cost	–	–	1	2
Expected return on plan assets	–	–	–	–
Recognized net loss	–	–	–	3

Net periodic benefit cost	$—	$—	$1	$5

          In the three months ended March 31, 2008, Bunge made contributions to its U.S. and foreign defined benefit pension plans totaling approximately $3 million and $2 million, respectively. In the three months ended March 31, 2007, Bunge made contributions to its U.S. and foreign defined benefit pension plans totaling approximately $1 million and $2 million, respectively. In the three months ended March 31, 2008 and 2007, Bunge made contribution payments totaling approximately $1 million to its U.S. and approximately $1 million to its foreign postretirement benefit plans in each period.

12.   COMMITMENTS AND CONTINGENCIES

          Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at March 31, 2008 and December 31, 2007 are the following accrued liabilities:

(US$ in millions)	March 31, 2008	December 31, 2007
Tax claims	$182	$175
Labor claims	158	103
Civil and other claims	130	81

Total	$470	$359

          Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, including primarily value-added tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

          Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

          Civil and Other—The civil and other claims relate to various disputes with suppliers and customers.

          In addition, Bunge is evaluating potential costs relating to crude sunflower oil supplied to Bunge by third parties and sold by Bunge in Europe that has been subject to a withdrawal from the market due to non-conformity. Bunge does not expect the withdrawal to have a material adverse effect on its financial condition or results of operations.

          Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2008:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$30
Unconsolidated affiliates financing (2)	14
Customer financing (3)	246

Total	$290

(1)	Prior to January 1, 2003, Bunge entered into synthetic lease agreements for barges and railcars originally owned by Bunge and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. Bunge has the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values or to sell the assets. If Bunge elects to sell, it will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, Bunge would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $30 million at March 31, 2008. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)	Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, which are its unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(3)	Bunge has issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At March 31, 2008, $169 million of these financing arrangements were collateralized by tangible property. Bunge evaluates the likelihood of customer repayments of the amounts due to financial institutions and records an obligation if it is determined that it is likely that Bunge will be required to make payments under guarantees. At March 31, 2008, Bunge did not record any obligations related to these outstanding guarantees.

          In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At March 31, 2008, debt with a carrying amount of $3,999 million related to these guarantees is included in Bunge's consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

          Also, one of Bunge's subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries. The total debt outstanding as of March 31, 2008 was $95 million recorded as long-term debt in Bunge's condensed consolidated balance sheet.

13.   COMPREHENSIVE INCOME (LOSS)

          The following table summarizes the components of comprehensive income:

	Three Months Ended March 31,
(US$ in millions)
	2008	2007
Net income	$289	$14
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense	81	125
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax of $0 (2008), $(3) (2007)	5	8
Unrealized gain (loss) on investments, net of tax of $2 (2008), $1 (2007)	(4)	3
Reclassification of realized net (gains) to net income, net of tax of $4 (2008), $4 (2007)	(6)	(7)

Total comprehensive income	$365	$143

14.    EARNINGS PER COMMON SHARE

          Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities, using the if-converted method. Under this method, the convertible securities are assumed to be converted and the related dividends are added back to earnings, if dilutive.

          In November 2007, Bunge sold 862,500 mandatory convertible preference shares in a public offering, which are outstanding as of March 31, 2008. Each mandatory convertible preference share has a liquidation preference of $1,000 per share. On the mandatory conversion date of December 31, 2010, each mandatory convertible preference share will automatically convert into between 8.219 and 9.6984 of Bunge Limited common shares, subject to certain anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 31, 2010, each mandatory convertible preference share is convertible, at the holder's option, at the minimum conversion rate of 8.219 common shares (which represents 7,088,888 Bunge Limited common shares, subject to certain anti-dilution adjustments).

          In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding. Each convertible perpetual preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to certain anti-dilution specified adjustments.

          The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(US$ in millions, except for share data)
	2008	2007
Net income	$289	$14
Convertible preference share dividends	(19)	(8)

Net income available to common shareholders	$270	$6

Weighted average number of common shares outstanding:
Basic	121,299,803	120,213,777
Effect of dilutive shares:
–Stock options and awards	1,733,007	1,417,229
–Convertible preference shares	14,572,627	–

Diluted (1)	137,605,437	121,631,006

Earnings per common share:
Basic	$2.23	$0.05

Diluted	$2.10	$0.05

(1)	Approximately 3 million and 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2008 and 2007, respectively. In addition, the weighted average number of common shares for the three months ended March 31, 2007 excludes 7,483,740 weighted-average common shares issuable upon conversion of the convertible perpetual preference shares as the effect of the conversion would not have been dilutive.

15.   SEGMENT INFORMATION

          Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended March 31, 2007 and as disclosed in Bunge's 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements. The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge's previously reported volumes, gross profit or net income. As a result, amounts for the three months ended March 31, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

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

          The following table shows the amounts originally reported in Bunge's quarterly condensed consolidated financial statements and the corrected amounts for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
(US$ in millions)
	As Reported	As Corrected
Agribusiness	$6,190	$5,356
Fertilizer	613	609
Edible oil products	1,125	1,121
Milling products	261	257

Total net sales	$8,189	$7,343

Agribusiness	$6,080	$5,244
Fertilizer	533	530
Edible oil products	1,048	1,046
Milling products	228	223

Total cost of goods sold	$7,889	$7,043

          In the three months ended March 31, 2008, Bunge re-evaluated the profitability measure of its reportable segments' operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax. As a result, amounts for the quarter ended March 31, 2007 have been restated to conform to the current year presentation.

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

          The "Other" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

  Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other (1)	Total
Three Months Ended March 31, 2008
Net sales to external customers	$8,863	$1,191	$1,929	$486	$–	$12,469
Intersegment revenues	1,955	56	51	8	(2,070)	–
Gross profit	464	250	117	36	–	867
Foreign exchange gains (losses)	(6)	9	4	–	–	7
Equity in earnings of affiliates	9	1	11	(1)	–	20
Minority interest	4	(50)	(1)	–	14	(33)
Other non-operating income/(expense)	–	(2)	–	(1)	–	(3)
Segment earnings before interest and tax (2)	251	133	51	7	–	442
Depreciation, depletion and amortization	(45)	(42)	(16)	(5)	–	(108)
Interest income	16	22	1	1	8	48
Interest expense	$(76)	$(3)	$(10)	$(9)	$–	$(98)
Three Months Ended March 31, 2007
Net sales to external customers	$5,356	$609	$1,121	$257	$–	$7,343
Intersegment revenues	818	–	31	1	(850)	–
Gross profit	110	80	77	33	–	300
Foreign exchange gains (losses)	6	26	1	(2)	(2)	29
Equity in earnings of affiliates	1	2	4	(2)	–	5
Minority interest	–	(21)	–	–	9	(12)
Other non-operating income/(expense)	5	(3)	–	–	–	2
Segment earnings before interest and tax (2)	(13)	36	18	11	–	52
Depreciation, depletion and amortization	(33)	(35)	(14)	(4)	–	(86)
Interest income	7	14	1	1	8	31
Interest expense	$(54)	$(7)	$(8)	$(1)	$–	$(70)

(1)
Includes minority interest share of interest and tax to reconcile to consolidated minority interest and other amounts not attributable to Bunge's operating segments.

(2)
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not material to the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

  A reconciliation of total segment EBIT to net income follows:

	Three Months Ended March 31,
(US$ in millions)
	2008	2007
Total segment earnings before interest and tax	$442	$52
Interest income	48	31
Interest expense	(98)	(70)
Income tax	(117)	(6)
Minority interest share of interest and tax	14	9
Other (1)	–	(2)

Net income	$289	$14

(1)	Includes other amounts not directly attributable to Bunge's operating segments.

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

        You should refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 3, 2008, and "Part II — Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2008 Overview

        Our agribusiness segment results for the first quarter of 2008 were strong compared to a loss in the same period last year that resulted largely from unrealized mark to market losses on our agricultural commodity inventories and open purchase contracts, primarily in South America. Results for the first quarter of 2008 benefited from solid oilseed processing margins in all major geographies, and increased volumes and margins related to distribution of grains and oilseeds, particularly in Europe, where weather related crop reductions in late 2007 reduced domestic supply.

        Our fertilizer segment results for the first quarter of 2008 exceeded those in the same period last year with higher volumes and margins resulting from strong demand. Fertilizer margins benefited from rising international fertilizer prices which more than offset higher raw material costs. Typically, the first and second quarters are seasonal low points for fertilizer volumes as a result of the South American agricultural planting cycle; however, during the first quarter of 2008, retail volumes increased compared to the same period last year with accelerated purchases from soybean farmers for plantings in the second half of the year due to higher 2008 agricultural commodity prices and concerns about continued increases in input costs, including fertilizers.

        Results in our edible oil products segment for the first quarter of 2008 were higher than those in the same period last year resulting primarily from higher margins as selling price increases in certain markets, particularly Europe and Brazil, allowed us to recover some of the increased costs of crude vegetable oil. In addition, results benefited from higher volumes in most operating regions with strong global demand for vegetable oils. Volume and margin improvements were partially offset by the impact of the weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars and by increased selling, general and administrative costs related to the growth of our businesses in Asia and Europe.

        Our milling products segment results decreased primarily due to increased competition in the Brazilian wheat milling market from Argentine wheat flour. Operating costs also increased, particularly in our wheat milling business.

Segment Results

        Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended March 31, 2007 and as disclosed in Bunge's 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements. The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge's previously reported volumes, gross profit or net income. As a result, amounts for the three months ended March 31, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

        In addition, in the three months ended March 31, 2008, Bunge re-evaluated the profitability measure of its segments' operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax. As a result, amounts for the quarter ended March 31, 2007 have been restated to conform to current year presentation.

        A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2008	2007	Change
Volumes (in thousands of metric tons):
Agribusiness	26,712	25,093	6%
Fertilizer	2,666	2,451	9%
Edible oil products	1,391	1,263	10%
Milling products	994	905	10%

Total	31,763	29,712	7%

Net sales:
Agribusiness	$8,863	$5,356	65%
Fertilizer	1,191	609	96%
Edible oil products	1,929	1,121	72%
Milling products	486	257	89%

Total	$12,469	$7,343	70%

Cost of goods sold:
Agribusiness	$(8,399)	$(5,246)	60%
Fertilizer	(941)	(529)	78%
Edible oil products	(1,812)	(1,044)	74%
Milling products	(450)	(224)	101%

Total	$(11,602)	$(7,043)	65%

Gross profit:
Agribusiness	$464	$110	322%
Fertilizer	250	80	213%
Edible oil products	117	77	52%
Milling products	36	33	9%

Total	$867	$300	189%

Selling, general and administrative expenses:
Agribusiness	$(220)	$(135)	63%
Fertilizer	(75)	(48)	56%
Edible oil products	(80)	(64)	25%
Milling products	(27)	(18)	50%

Total	$(402)	$(265)	52%

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2008	2007	Change
Foreign exchange gains (losses):
Agribusiness	$(6)	$6
Fertilizer	9	26
Edible oil products	4	1
Milling products	–	(2)

Total	$7	$31

Equity in earnings of affiliates:
Agribusiness	$9	$1	800%
Fertilizer	1	2	(50)%
Edible oil products	11	4	175%
Milling products	(1)	(2)	(50)%

Total	$20	$5	300%

Minority interest:
Agribusiness	$4	$–	100%
Fertilizer	(50)	(21)	138%
Edible oil products	(1)	–	(100)%
Milling products	–	–	–%

Total	$(47)	$(21)	124%

Other non-operating income/(expense):
Agribusiness	$–	$5	(100)%
Fertilizer	(2)	(3)	(33)%
Edible oil products	–	–	–%
Milling products	(1)	–	(100)%

Total	$(3)	$2	(250)%

Segment earnings before interest and tax:
Agribusiness	$251	$(13)	N/A
Fertilizer	133	36	269%
Edible oil products	51	18	183%
Milling products	7	11	(36)%

Total (1)	$442	$52	750%

Depreciation, depletion and amortization:
Agribusiness	$(45)	$(33)	36%
Fertilizer	(42)	(35)	20%
Edible oil products	(16)	(14)	14%
Milling products	(5)	(4)	25%

Total	$(108)	$(86)	26%

Interest income:
Agribusiness	$16	$7	129%
Fertilizer	22	14	57%
Edible oil products	1	1	–%
Milling products	1	1	–%

Total	$40	$23	74%

Interest expense:
Agribusiness	$(76)	$(54)	41%
Fertilizer	(3)	(7)	(57)%
Edible oil products	(10)	(8)	25%
Milling products	(9)	(1)	800%

Total	$(98)	$(70)	40%

(1)
Total segment earnings before interest and tax ("EBIT") is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not material to the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income follows:

	Three Months Ended March 31,
(US$ in millions)
	2008	2007
Reconciliation of total segment earnings before interest and tax:
Total segment earnings before interest and tax	$442	$52
Interest income	48	31
Interest expense	(98)	(70)
Income tax	(117)	(6)
Minority interest share of interest and tax	14	9
Other (a)	–	(2)

Net income	$289	$14

(a)
Includes other amounts not directly attributable to the operating segments.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

        Agribusiness Segment.    Agribusiness segment net sales increased 65% primarily due to historically high market prices for most agricultural commodities and commodity products in our portfolio. Volumes increased 6%, primarily from increases in grain origination and oilseed processing activities. Grain origination increased particularly in North America with strong export demand for soybeans and corn. In oilseed processing, higher volumes in Europe and Asia more than offset lower volumes in Argentina and Brazil, where farmer strikes and harvest delays, respectively, reduced processing activities.

        Cost of goods sold increased 60% also due to historically high market prices for agricultural commodity raw materials and the impact of a weaker U.S. dollar on foreign local currency costs of subsidiaries when translated into U.S. dollars. In addition, in the three months ended March 31, 2008, we recorded a provision of approximately $7 million for certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions, which have impacted employer interpretations of the related laws and regulations. First quarter 2007 cost of goods sold were impacted by approximately $85 million of mark-to-market losses on our commodity inventories and forward purchase contracts, mainly in South America.

        Gross profit increased 322% as a result of higher oilseed processing and distribution margins coupled with the unrealized mark-to-market losses in the first quarter of 2007.

        SG&A expenses increased 63% primarily due to increased bad debt provisions, of which approximately $31 million were related to farmer advances in Paraguay. In addition, SG&A was impacted by a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars. In addition, in the three months ended March 31, 2008, we recorded a provision of approximately $3 million for certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions, which have impacted employer interpretations of the related laws and regulations. Business growth and new product lines, including sugar and energy, also increased SG&A costs.

        Foreign exchange results were negative for the first quarter of 2008, despite the appreciation of the Brazilian real and the Euro, primarily as a result of the volatility of the Brazilian real during the period. Foreign exchange results were positive in the same period of 2007 primarily due to the impact of the appreciating Brazilian real on our net U.S. dollar monetary liability position in Brazil. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

        Equity in earnings of affiliates increased to $9 million in 2008 from $1 million in 2007 due to higher results in Diester Industrial International, our European biodiesel joint venture.

        Minority interest credit of $4 million for the first quarter of 2008 was the result of the minority share of period losses, primarily at our Brazilian port operation, where volumes were reduced by harvest delays. Minority interest was less than $1 million in the same period of 2007.

        Other non-operating income (expense) for the first quarter was $5 million lower than last year as earnings for the first quarter of 2007 included a $5 million gain from a sale of land.

        Segment EBIT increased by $251 million from a loss of $13 million last year largely due to higher gross profit, partially offset by higher SG&A expenses.

        Fertilizer Segment.    Fertilizer segment net sales increased 96% driven primarily by an 80% increase in average selling prices as a result of historically high international fertilizer prices, as domestic products in Brazil are priced to import parity. In addition, volumes increased by 9%, primarily due to product sales in our retail fertilizer operations for soybean plantings, which are normally purchased in the second half of the year. Soybean farmers accelerated purchases because of favorable agricultural commodity prices and concerns about increasing crop input costs.

        Cost of goods sold increased 78% primarily due to increased raw material costs following the increase in international prices of raw materials, mainly sulfur and ammonia, which negatively impacted costs of the wholesale business as well as of the intermediate fertilizer products to supply our retail fertilizer operations. Costs were also impacted by higher sales volumes and by the negative translation effect on local currency expenses of the stronger Brazilian real compared to the first quarter of 2007, and by increased industrial costs due to higher volumes compared with the first quarter of 2007. In addition, in the three months ended March 31, 2008, we recorded a provision of approximately $3 million for certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions, which have impacted employer interpretations of the related laws and regulations.

        Gross profit increased 213%, primarily as a result of the increase in net sales. In addition, gross profit benefited from increased selling prices relative to the costs at which certain raw materials were previously purchased.

        SG&A increased by 56%, which included a provision of approximately $7 million for certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions which have impacted employer interpretations of the related laws and regulations. SG&A also increased as a result of increased transactional taxes as a result of higher transaction prices, as well as from inflationary pressures in Brazil and, to a lesser extent, the negative impact of a stronger Brazilian real on local currency expenses translated into U.S. dollars compared to the first quarter of 2007.

        Foreign exchange gains decreased by 65%, driven by a 1% appreciation of the real in the first quarter of 2008 compared to 4% during the first quarter of 2007.

        Equity in earnings of affiliates decreased by $1 million due to slightly lower results from Fosbrasil, our Brazilian joint venture which produces phosphoric acid.

        Minority interest increased 138% due to higher earnings at Fosfertil compared to the first quarter of 2007.

        Segment EBIT increased 269% as a result of selling prices increasing at faster rates than increases in raw material costs, which more than offset increased industrial costs and SG&A expenses.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 72% compared to the first quarter of 2007, driven primarily by higher average market prices for vegetable oils. In addition, volumes increased by 10%, with the largest increase in Europe where we have focused on growing our edible oils business. Sales volumes also increased in North America and Asia.

        Cost of goods sold increased 74% due primarily to increased crude vegetable oil market prices, principally softseed and soybean oils, and a 10% increase in sales volumes. Prices of rapeseed and sunflower oil in Europe increased 74% and 162%, respectively, compared to the first quarter of 2007 and prices of crude soybean oil were 82% higher than in the same period of last year. Cost of goods sold also increased as a result of the impact of the weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.

        Gross profit increased 52% primarily due to improved margins in Europe and Brazil as price increases implemented in earlier periods helped recoup a larger portion of the higher raw material costs. Increased volumes, particularly of higher margin branded products in Europe relative to private label products and bulk exports, also benefited margins.

        SG&A expenses increased 25% with higher selling expenses related to net sales increases and the growth of our businesses in Asia and Europe. Expenses also increased as a result of inflationary pressures in South America and Asia and the impact of the weaker U.S. dollar on foreign local currency expenses when translated into U.S. dollars.

        Foreign exchange gains for the first quarter of 2008 increased to $4 million from $1 million in the same period last year, resulting primarily from gains on U.S.-dollar denominated monetary liabilities funding Euro denominated inventories in Europe. The Euro appreciated by 7.4% during the first quarter of 2008 compared to 1.1% for the same period of 2007. Notional amounts also increased as a result of the increase in vegetable oil prices.

        Equity in earnings of affiliates increased to $11 million in the first quarter of 2008 compared to $4 million in the same period last year as a result of improved profitability in Saipol S.A.S., our joint venture engaged in the sale of branded packaged vegetable oils in France.

        Segment EBIT increased 183% as a result of improved gross profit and higher equity in earnings of affiliates partially offset by higher SG&A expenses.

        Milling Products Segment.    Milling products segment net sales increased 89% due primarily to higher average market prices for corn and wheat and related products and a 10% increase in sales volumes.

        Cost of goods sold increased 101% as a result of higher raw material costs and increases in industrial expenses caused partially by inflationary pressures in Brazil and the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars. Argentine wheat and U.S. corn prices increased by 104% and 58%, respectively, in the first quarter of 2008 compared to the same period last year.

        Gross profit increased 9% due to the net sales increase, as margins declined, particularly in wheat milling, as a result of a highly competitive environment, which reduced the capacity to increase selling prices of milling products to levels necessary to recoup increased raw material costs.

        SG&A expenses increased 50% primarily due to higher selling expenses related to higher prices and the impact of a stronger Brazilian real on wheat milling local currency expenses when translated into U.S. dollars.

        Segment EBIT decreased 36% as gross profit increases were more than offset by higher SG&A expenses.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)
	2008	2007	Change
Interest income	$48	$31	55%
Interest expense	(98)	(70)	40%

        Interest income increased 55% primarily due to higher average interest bearing cash balances relating largely to higher sales. Interest expense increased 40% due to larger average borrowings resulting from higher working capital requirements due to increased commodity prices.

        Income Tax Expense.    Income tax expense increased $111 million to $117 million in the three months ended March 31, 2008 from $6 million in the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was 28%, compared to 22% for the three months ended March 31, 2007. The increase related primarily to increased earnings in higher tax jurisdictions.

        Net Income.    Net income increased $275 million to $289 million in the three months ended March 31, 2008 from $14 million in the three months ended March 31, 2007. Net income for the three months ended March 31, 2007 included approximately $85 million in mark-to-market losses which resulted from a widening of the spread between cash and futures prices of agricultural commodities particularly in soybeans, soybean oil and corn in South America.

Liquidity and Capital Resources

        One of our primary financial objectives is to maintain sufficient liquidity to provide flexibility to pursue our growth strategies and ensure the smooth functioning of our existing businesses. At March 31, 2008 and December 31, 2007, our shareholders' equity plus minority interest exceeded our long-lived assets by $3,335 million and $3,282, respectively, and our total debt to capitalization was 36% and 34%, respectively. Our current ratio, defined as current assets divided by current liabilities, was 1.55 and 1.64 at March 31, 2008 and December 31, 2007, respectively.

        Cash and Readily Marketable Inventories.    Cash and cash equivalents were $723 million at March 31, 2008 and $981 million at December 31, 2007. Of these amounts, $384 million and $449 million, respectively, was held at Fosfertil, a non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Cash and cash equivalents at Fosfertil are generally not made available to reduce indebtedness incurred at other Bunge companies until a dividend distribution is made by Fosfertil.

        Included in our inventories were readily marketable inventories of $3,609 million and $3,358 million at March 31, 2008 and December 31, 2007, respectively. Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Inventories at March 31, 2008 increased from December 31, 2007 primarily due to higher agricultural commodity prices in the first quarter of 2008.

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

        Our short-term and long-term debt increased by $446 million at March 31, 2008 from December 31, 2007, primarily to finance higher working capital levels. The increase in working capital was primarily caused by higher prices for agricultural commodities. To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes. Generally, during periods when commodity prices are high, our operations require increased levels of working capital, which results in higher debt levels.

        At March 31, 2008, we had approximately $3,700 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,514 million was unused and available at March 31, 2008. The following table summarizes committed borrowing facilities and outstanding amounts under those facilities:

		Total Availability	Amount Outstanding
(US$ in millions)
	Maturities	March 31, 2008	March 31, 2008	December 31, 2007
Commercial paper	2012	$600	$126	$153
Short-term revolving credit facilities	2008	1,000	300	0
Long-term revolving credit facilities(1)	2009-2011	2,100	760	1,125

Total		$3,700	$1,186	$1,278

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

        At March 31, 2008, we had $126 million outstanding under our $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's Investor Service. These committed back-up bank credit lines mature in June 2012. These credit lines permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of $600 million. The cost of borrowing under the committed back-up bank credit lines would be typically higher than the cost of borrowing under our commercial paper program. At March 31, 2008, no borrowings were outstanding under these committed back-up bank credit lines.

        In the three months ended March 31, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions. Borrowings under the revolving credit facility will bear interest at LIBOR plus 0.80% based on our current credit ratings. However, the interest rate may range from LIBOR plus 0.65% to 1.50% based on credit ratings of our long-term unsecured debt at the time of borrowing. Borrowings under the facility, which matures in 2011, will be used for general corporate purposes. There were no borrowings outstanding under this facility at March 31, 2008.

        In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions. These credit lines are negotiated as we deem necessary based on our liquidity requirements. At March 31, 2008 and December 31, 2007, $135 million and $0 million, respectively, were outstanding under such short-term credit lines and are included in short-term debt in our consolidated balance sheets.

        During the three months ended March 31, 2008, we entered into a $250 million term loan facility with a lending institution. The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011. We used the proceeds of $250 million from this facility to repay outstanding indebtedness.

        Through our subsidiaries, we have various other short- and long-term debt facilities at fixed and variable interest rates denominated in U.S. dollars, Euros, Brazilian reais, and other local currencies. A summary of these facilities is shown in the table below.

(US$ in millions)	March 31, 2008	December 31, 2007
Short-term debt at subsidiaries	$611	$334
Long-term debt at subsidiaries	183	231

Total (1)	$794	$565

    (1)
    Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $208 million and $200 million at March 31, 2008 and December 31, 2007, respectively, have been mortgaged or otherwise collateralized against long-term debt of $34 million and $36 million at March 31, 2008 and December 31, 2007, respectively.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. We were in compliance with these covenants as of March 31, 2008.

        In 2007, Fitch Ratings revised the outlook on the BBB credit rating of our unsecured guaranteed senior notes to stable from negative. Also in 2007, Standard & Poor's Ratings Services (S&P) confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes. In addition, our unsecured guaranteed senior notes carry a rating of "Baa2 with a negative outlook" from Moody's Investor Service. Our debt agreements do not have any credit ratings downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

        Interest Rate Swap Agreements.    In January 2008, we terminated our outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017, which corresponded with the maturity of the associated fixed rate senior notes, and received approximately $49 million in cash, which included a $48 million gain on the net settlement of the swap agreements. The $48 million gain will be amortized to earnings over the remaining term of the debt.

        Shareholders' Equity.    Shareholders' equity increased to $8,283 million at March 31, 2008 from $7,945 million at December 31, 2007, as a result of net income of $289 million, $3 million from the issuance of our common shares relating to the exercise of employee stock options, $13 million related to stock-based compensation expense, $13 million related to an exchange of subsidiary stock from the merger of our subsidiaries in Poland, and other comprehensive income of $76 million, which includes foreign exchanged translation gains of $81 million. This increase was partially offset by $56 million primarily relating to the dividends paid to common shareholders of $21 million and convertible preference share dividends of $31 million, of which we paid $22 million on March 1, 2008 to our convertible preference shareholders during the three months ended March 31, 2008.

  Cash Flows

        In the three months ended March 31, 2008, our net cash and cash equivalents decreased $258 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $120 million increase in our net cash and cash equivalents in the three months ended March 31, 2007.

        Our operating activities used cash of $353 million in the three months ended March 31, 2008, compared to cash used of $182 million in the same three month period in 2007.

        Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories. The decrease in the cash flow from operating activities is primarily due to higher levels of working capital. The higher levels of working capital are primarily attributable to an increase in readily marketable commodity inventories and trade accounts receivable partially offset by increased accounts payable resulting from higher commodity prices and increased purchases.

        Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline. As a result, we are dependent on exchange-traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and agricultural forward purchase contracts. Typically, futures exchanges require daily settlements on outstanding futures positions. As a result of the rising prices of agricultural commodities, we have experienced significant cash payment obligations required to settle our daily outstanding net futures positions. In addition, our food products raw material costs have also increased as a result of the higher commodity prices.

        Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which occurs in March, April and May. In addition, in the first half of the year we also build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year.

        For the three months ended March 31, 2008 and 2007, the foreign exchange gain on debt was $160 million and $34 million, respectively, and was included as an adjustment to reconcile net income to cash used in operating activities in the line item "Foreign exchange gain on debt" in our consolidated statements of cash flows. Our operating subsidiaries are primarily funded with intercompany, U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency. These U.S. dollar-denominated intercompany loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. However, foreign exchange gains or losses on these U.S. dollar-denominated intercompany loans do not impact our cash flows from operating activities, but are included as an adjustment to reconcile net income to cash (used for) provided by operating activities.

        Cash used for investing activities was $231 million in the three months ended March 31, 2008, compared to cash used of $84 million in the same three month period in 2007. Payments made for capital expenditures included investments in property, plant and equipment totaling $148 million and consisted primarily of additions under our capital expenditure plan. Capital expenditures in the three months ended March 31, 2008 related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion.

        Acquisitions of businesses and intangible assets in the three months ended March 31, 2008 included $19 million cash paid, net of cash received for our acquisition of a European margarine producer based in Germany.

        Investments in affiliates in the three months ended March 31, 2008 included a $61 million investment for a 50% ownership interest in Bunge Maroc Phosphore S.A. The joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America. Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting. In the same three month period in 2007, investments in affiliates included $3 million of increased investments in a biofuels joint venture in North America.

        Proceeds from the disposal of property, plant and equipment in the three months ended March 31, 2008 of $13 million were received primarily from the sale of a grain elevator in North America. Investing activities in the same three month period in 2007 included $12 million received from a sale of land.

        Cash provided by financing activities was $307 million in the three months ended March 31, 2008, compared to cash provided of $380 million in the same three-month period in 2007. During the three months ended March 31, 2008 and 2007, we increased our borrowings by $409 million and $398 million, respectively, primarily to finance our working capital requirements. Dividends paid to our common shareholders in the three months ended March 31, 2008 were $21 million and $19 million in the same three-month period in 2007. Dividends paid to holders of our convertible preference shares were $22 million in the three months ended March 31, 2008 and $9 million in the same three-month period in 2007.

  Brazilian Farmer Credit

        Background.    We advance funds to farmer suppliers, primarily in Brazil, through secured advances to suppliers and prepaid commodity contracts. We also sell fertilizer to farmer customers, primarily in Brazil, on credit as described below. The ability of our customers and suppliers to repay these amounts is affected by farmer economic conditions in the relevant market. Brazilian farm economics in 2006 and 2005 were adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields. Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including Bunge. Although recent higher crop prices have contributed to an improvement in Brazilian farm economics beginning in 2007, some Brazilian farmers continue to face economic headwinds from high unpaid debt balances and a strong Brazilian real. In addition, crop input prices increased significantly during 2007 and have continued to increase in 2008. While we expect farm economics in Brazil to continue to be relatively good, the recovery process for some farmers will likely extend beyond the current crop cycle. Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms ranging from 30 to 180 days. As the farmer's cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer's crop. The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

        We periodically evaluate the collectibility of our trade accounts receivable and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon the circumstances.

        In addition to our fertilizer trade accounts receivable, we issue guarantees to financial institutions in Brazil relating to amounts owed the institutions by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In many instances, we have obtained collateral from the customers in support of the guarantees we have provided on their behalf. At March 31, 2008, $246 million of such guarantees were outstanding, of which $169 million were collateralized by property belonging to the customers. We evaluate the likelihood of the customer repayments of the amounts due to financial institutions and record an obligation in our financial statements in cases where collection is determined to be doubtful. In such cases, we also reduce the reported amount of outstanding customer financing guarantees. During the first quarter of 2008, we paid no interest to the financial institutions as a result of customer defaults on the amounts they owe to the financial institutions.

        The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	March 31, 2008	December 31, 2007
Trade accounts receivable (current)	$596	$526

Allowance for doubtful accounts (current)	$26	$22

Trade accounts receivable (non-current) (1) (2)	$336	$331

Allowance for doubtful accounts (non-current) (1)	$190	$189

Total trade accounts receivable (current and non-current)	$932	$857

Total allowance for doubtful accounts (current and non-current)	$216	$211

Total allowance for doubtful accounts as a percentage of total trade accounts receivable	23%	25%

(1)
Recorded in other non-current assets in the condensed consolidated balance sheets.

(2)
Includes certain amounts related to defaults on customer financing guarantees.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (loans to suppliers against commitments to deliver soybeans in the future), primarily in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land, buildings and equipment, and are generally settled after the farmer's crop is harvested and sold. We also extend secured advances to our suppliers on a long-term basis as producers use these advances to expand planted acreage and to purchase other supplies needed for the production of agricultural commodities. Newly expanded production acreage will generally take two to three years to reach normal yields. The repayment terms of our long-term secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities.

        Interest earned on secured advances to suppliers of $13 million and $17 million for three months ended March 31, 2008 and 2007, respectively, is included in net sales in the condensed consolidated statement of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	March 31, 2008	December 31, 2007
Prepaid commodity contracts	$376	$405
Secured advances to suppliers (short-term)	366	379

Total (short-term)	742	784
Soybeans delivered to Bunge against the above but not priced (1)	(212)	(22)

Net	530	762
Secured advances to suppliers (long-term) (2) (3)	390	379

Total (short- and long-term)	$920	$1,141

Allowance for uncollectible advances (4)	$(83)	$(52)

(1)
Soybeans delivered to Bunge's facilities that are yet to be priced, which are recorded in inventories and as accounts payable at prevailing market prices at the balance sheet date.

(2)
Included in long-term secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $252 million and $245 million at March 31, 2008 and December 31, 2007, respectively. Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

(3)
Included in the long-term secured advances to suppliers are advances that were renegotiated from their original terms, equal to an aggregate of $48 million at March 31, 2008 and at December 31, 2007.

(4)
The increase in the allowance for uncollectible advances was primarily related to an advance of approximately $31 million we made to suppliers in Paraguay.

  Guarantees

        We have issued or were a party to the following guarantees at March 31, 2008:

(US$ in millions)	Maximum Potential Future Payments
Operating lease residual values (1)	$30
Unconsolidated affiliates financing (2)	14
Customer financing (3)	246

Total	$290

    (1)
    Prior to January 1, 2003, we entered into synthetic lease agreements for barges and railcars originally owned by us and subsequently sold to third parties. The leases are classified as operating leases in accordance with SFAS No. 13, Accounting for Leases. Any gains on the sales were deferred and recognized ratably over the initial lease terms. We have the option under each lease to purchase the barges or railcars at fixed amounts, based on estimated fair values, or to sell the assets. If we elect to sell, we will receive proceeds up to fixed amounts specified in the agreements. If the proceeds of such sales are less than the specified fixed amounts, we would be obligated under a guarantee to pay supplemental rent for the deficiency in proceeds up to a maximum of approximately $30 million at March 31, 2008. The operating leases expire through 2010. There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

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

    (3)
    We issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. At March 31, 2008, $169 million of these financing arrangements were collateralized by tangible property. We evaluate the likelihood of customer repayments of the amounts due to financial institutions, and we record an obligation if it is determined that it is likely that we will be required to make payments under the guarantees. Of these outstanding guarantees, at March 31, 2008, no obligations were recorded.

        In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, our 100%-owned subsidiaries. At March 31, 2008, debt with a carrying amount of $3,999 million related to these guarantees is included in our consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

        One of our subsidiaries has provided a guarantee of indebtedness to one of its subsidiaries. The total debt outstanding as of March 31, 2008 was $95 million, which was recorded as long-term debt in our condensed consolidated balance sheet.

Dividends

        We paid a regular quarterly cash dividend of $.17 per share on February 29, 2008 to common shareholders of record on February 15, 2008. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and an initial quarterly dividend of $16.23 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2008 to shareholders of record on February 15, 2008. On February 29, 2008, we announced that we will pay a regular quarterly cash dividend of $.17 per common share on June 2, 2008 to shareholders of record on May 19, 2008, and that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2008 to shareholders of record on May 15, 2008.

Critical Accounting Policies

        Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

        Recent Accounting Pronouncement Adoption – In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 became effective for Bunge on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008.

        Fair Value Measurements – Derivative instruments are recorded as assets and liabilities at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of derivative assets or liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. In these instances, fair value is determined based on limited available market information and other factors.

        The fair values of derivative assets and liabilities traded in over-the-counter markets are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values.

        Readily marketable inventories and marketable securities are recorded at fair values, which are generally based on quoted market prices or market prices for similar assets.

        In 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employer's Accounting for Pensions, SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on our financial condition at December 31, 2006 has been included in our consolidated financial statements. The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and as a result of the adoption of this measurement provision on January 1, 2008, we recorded approximately $4 million as a reduction to retained earnings to reflect the transition period of the new measurement date.

        In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of January 1, 2008. We have not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities by requiring expanded disclosures about a company's derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We are evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements. While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged. While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material. The counter-parties to these contractual arrangements are primarily major financial institutions or, in the case of commodity futures and options, a commodity exchange. Certain hedges are executed through the over-the-counter market and related counterparty exposure is managed through credit analysis and review by a credit committee. As a result, credit risk arising from these contracts is not significant and we do not anticipate any significant losses. Our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and risk limits.

Commodities Risk

        We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, sunflower seed, rapeseed or canola, wheat, corn and sugar. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We are also subject to the risk of counter-party defaults under forward purchase or sale contracts.

        We enter into various derivative contracts, mainly exchange-traded futures, with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed-price agricultural commodity positions permissible for our operating companies, which are a combination of quantity and value-at-risk limits. We measure and review our net commodities position on a daily basis.

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

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$659	$66	$889	$89
Highest short position	(75)	(8)	(85)	(9)

Ocean Freight Risk

        Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements have terms ranging from two months to five years. We use derivative financial instruments to hedge portions of our ocean freight costs. The ocean freight derivatives are recognized on the condensed consolidated balance sheets at fair value.

        A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our firm commitment to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the three months ended March 31, 2008, we recognized in cost of goods sold in our consolidated statements of income $12 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $12 million of losses on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for the three months ended March 31, 2008 due to hedge ineffectiveness.

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of both March 31, 2008 and December 31, 2007. Included in accumulated other comprehensive income (loss) are foreign exchange gains of $25 million and $232 million in the three months ended March 31, 2008 and the year ended December 31, 2007, respectively, related to permanently invested intercompany loans.

        For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural hedge to our currency exposure.

        Our net currency positions, including currency derivatives, and our market risk, which is measured in the following table as the potential loss from an adverse 10% change in foreign currency exchange rates. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventories. Actual results may differ from the information set forth below.

(US$ in millions)	March 31, 2008	December 31, 2007
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(4,100)	$(2,770)
Market risk	(410)	(277)
Agricultural commodities inventories	2,884	1,926
Net currency short position, less agricultural commodities inventories (1)	(1,216)	(844)
Market risk (1)	$(122)	$(84)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(4)	$(354)
Market risk	—	(35)
Agricultural commodities inventories	28	362
Net currency (short) long position, less agricultural commodities inventories	24	8
Market risk	$2	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(778)	$(417)
Market risk	(78)	(42)
Agricultural commodities inventories	733	575
Net currency long (short) position, less agricultural commodities inventories	(45)	158
Market risk	$(5)	$16

(1)
The market risk for the Brazilian Operations excludes fertilizer inventories of $976 million at March 31, 2008, which also provide a natural hedge to our currency exposure. Including the market fertilizer inventories reduces the net currency short position, less agricultural commodities inventories at March 31, 2008 to $(240) million.

        We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in our Brazilian subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss). At March 31, 2008 and December 31, 2007, we had outstanding cross currency swaps with a notional value of $76 million, for both periods, to hedge our net investment in Brazilian reais assets. We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets. The swaps mature in 2008. At March 31, 2008, the fair value of these currency swaps was a loss of $17 million, which was recorded in other current liabilities in the consolidated balance sheet. At December 31, 2007, the fair value of these currency swaps was a loss of $17 million. For the three months ended March 31, 2008, no amount was recorded as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.

Interest Rate Risk

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

        In January 2008, Bunge terminated its outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

        During the three months ended March 31, 2008, we entered into a $250 million term loan facility with a lending institution. The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011. We used the proceeds of $250 million from this facility to repay outstanding indebtedness.

        In addition, in the three months ended March 31, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions. Borrowings under the revolving credit facility will bear interest at LIBOR plus 0.80% based on our current credit ratings. However, the interest rate may range from LIBOR plus 0.65% to 1.50% based on credit ratings of our long-term unsecured debt at the time of borrowing. Borrowings under the facility, which matures in 2011, will be used for general corporate purposes. There were no borrowings outstanding under this facility at March 31, 2008.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures – As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because of two material weaknesses, which we have described below and in our 2007 Annual Report on Form 10-K.

        Material Weaknesses – A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We did not maintain effective control over financial reporting relating to the financial statement close process, including insufficient controls over the proper analysis, reconciliation and elimination of intercompany transactions. Bunge Limited processes a significant number of intercompany transactions on a monthly basis relating primarily to sales of agricultural commodities and commodity products among business units. Individual intercompany transactions are frequently significant in value. Upon discovery of this deficiency in its internal controls, management conducted a broad review of processes for elimination of intercompany transactions across all of its business units and the corporate office. As a result of that review, management believes that errors in the transfer of information from the general ledgers of certain of Bunge Limited's subsidiaries to its consolidated reporting system were primarily the result of systems changes made during 2007.

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

        Notwithstanding the existence of the material weaknesses described above, our management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

        Internal Control Over Financial Reporting – The following changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  Bunge Limited's business units and corporate controller's group have begun to conduct full reviews of current policies, processes and procedures relating to the elimination of intercompany transactions and the implementation of systems changes as they relate to financial reporting.

  •
  Monthly reconciliations of general ledger balances for each of Bunge Limited's subsidiaries with Bunge Limited's consolidated reporting system are being and will continue to be performed and reviewed with follow-up by Bunge's corporate controller's group to ensure appropriate elimination of intercompany balances and transactions.

  •
  Bunge Limited's business units and corporate controller's group have begun to conduct full reviews of current policies, processes and procedures relating to analysis and assessment of the presentation and recording of existing sales transaction types.

        Based on the results of these reviews, Bunge Limited will redesign processes and enhance controls for each of its business units and its corporate controller's group as necessary.

        We expect to remediate the material weaknesses in our internal control over financial reporting by the year end of 2008.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In February 2008, an attorney with Paraguay's public attorney's office filed criminal charges against our Paraguayan and Brazilian subsidiaries Bunge Paraguay S.A. and Bunge Alimentos S.A., and nine employees of those subsidiaries following a complaint by a group of Paraguayan companies alleging inappropriate debt collection actions in respect of approximately $31 million of secured advances to farmers owed to Bunge by such companies and disputed by the complainants. The complaint was made after Bunge had filed suit against the complainants and undertaken legal collection efforts, including execution of collateral, to attempt to collect the debts owed to it. To date, we have found no evidence that our subsidiaries or any of our employees have violated any Paraguayan law, or otherwise engaged in any wrongdoing in connection with these allegations. We do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or business.

Item 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 1A. Risk Factors" in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

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

BUNGE LIMITED
Date: May 12, 2008	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer
/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1	Revolving Credit Facility, dated as of March 28, 2008, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Calyon, Fortis Bank (Nederland) N.V. and The Royal Bank of Scotland plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and Fortis Bank (Nederland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)
10.2
Guaranty, dated as of March 28, 2008, between Bunge Limited, as Guarantor, and Fortis Bank (Nederland) N.V., as Agent under the Revolving Credit Facility (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)
10.3	Consulting Agreement, dated as of March 10, 2008, between Bunge Limited and Flávio Sá Carvalho, LLC
10.4	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1

QuickLinks

BUNGE LIMITED Table of Contents
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