Form 10-Q
period 2008-06-30
Bunge LTD
filed 2008-08-11
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(914) 684-2800 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

As of August 1, 2008 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01: 121,617,081

BUNGE LIMITED

PART I– FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	(As Restated) 2007	2008	(As Restated) 2007
Net sales	$14,365	$8,298	$26,834	$15,641
Cost of goods sold	(12,914)	(7,766)	(24,516)	(14,809)

Gross profit	1,451	532	2,318	832
Selling, general and administrative expenses	(460)	(307)	(862)	(572)
Interest income	54	37	102	68
Interest expense	(90)	(79)	(188)	(149)
Foreign exchange gains	258	93	265	122
Other income (expense) – net	(9)	1	(12)	3

Income from operations before income tax	1,204	277	1,623	304
Income tax expense	(337)	(70)	(454)	(76)

Income from operations after income tax	867	207	1,169	228
Minority interest	(109)	(35)	(142)	(47)
Equity in earnings of affiliates	(7)	(4)	13	1

Net income	751	168	1,040	182
Convertible preference share dividends	(20)	(9)	(39)	(17)

Net income available to common shareholders	$731	$159	$1,001	$165

Earnings per common share – basic (Note 15)	$6.01	$1.32	$8.24	$1.37

Earnings per common share – diluted (Note 15)	$5.45	$1.30	$7.56	$1.35

Dividends per common share	$0.19	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(United States Dollars in Millions, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,100	$981
Trade accounts receivable (less allowance of $132 and $97)	3,501	2,541
Inventories (Note 3)	8,792	5,924
Deferred income taxes	234	219
Other current assets (Note 5)	5,881	4,853
Total current assets	19,508	14,518

Property, plant and equipment, net	4,712	4,216
Goodwill (Note 6)	409	354
Other intangible assets, net	162	139
Investments in affiliates	801	706
Deferred income taxes	939	903
Other non-current assets	1,131	1,155
Total assets	$27,662	$21,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,426	$590
Current portion of long-term debt	593	522
Trade accounts payable	5,503	4,061
Deferred income taxes	143	166
Other current liabilities (Note 8)	4,624	3,495
Total current liabilities	12,289	8,834
Long-term debt	3,727	3,435
Deferred income taxes	149	149
Other non-current liabilities	1,146	876

Commitments and contingencies (Note 13)

Minority interest in subsidiaries	876	752

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2008 and 2007 – 862,500 (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2008 and 2007 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2008 – 121,596,460, 2007 – 121,225,963 shares	1	1
Additional paid-in capital	2,816	2,760
Retained earnings	3,905	2,962
Accumulated other comprehensive income	1,200	669
Total shareholders’ equity	9,475	7,945
Total liabilities and shareholders’ equity	$27,662	$21,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(United States Dollars in Millions)

	Six Months Ended June 30,
	2008	(As Restated) 2007
OPERATING ACTIVITIES
Net income	$1,040	$182
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(295)	(92)
Impairment of assets	5	8
Bad debt expense	50	16
Depreciation, depletion and amortization	227	176
Stock based compensation expense	40	20
Recoverable taxes provision	(9)	—
Deferred income taxes	22	(87)
Minority interest	142	47
Equity in earnings of affiliates	(13)	(1)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(658)	(447)
Inventories	(2,362)	(932)
Prepaid commodity purchase contracts	38	(117)
Secured advances to suppliers	169	128
Trade accounts payable	924	421
Advances on sales	111	(24)
Unrealized net loss on derivative contracts	(208)	(29)
Margin deposits	(82)	(49)
Accrued liabilities	55	(22)
Other—net	321	26
Cash used for operating activities	(483)	(776)
INVESTING ACTIVITIES
Payments made for capital expenditures	(372)	(210)
Investments in affiliates	(79)	(26)
Acquisitions of businesses (net of cash acquired)	(19)	(2)
Related party loans	(48)	3
Proceeds from disposal of property, plant and equipment	28	14
Proceeds from investment	2	—
Cash used for investing activities	(488)	(221)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(42)	255
Proceeds from short-term debt with maturities greater than 90 days	1,143	369
Repayments of short-term debt with maturities greater than 90 days	(294)	(267)
Proceeds from long-term debt	1,353	1,572
Repayment of long-term debt	(1,032)	(807)
Proceeds from sale of common shares	30	20
Dividends paid to preference shareholders	(42)	(17)
Dividends paid to common shareholders	(41)	(39)
Dividends paid to minority interest	(63)	(7)
Cash provided by financing activities	1,012	1,079
Effect of exchange rate changes on cash and cash equivalents	78	19
Net increase in cash and cash equivalents	119	101
Cash and cash equivalents, beginning of period	981	365
Cash and cash equivalents, end of period	$1,100	$466

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2007 has been derived from Bunge’s audited financial statements at that date.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in Bunge’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2008.

Restatements – Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended June 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit, net income or earnings per common share.  As a result, amounts for the three and six months ended June 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.  See Note 16 to the condensed consolidated financial statements.

Bunge also re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan.  Bunge included such amounts under the headings “Foreign Pension Benefits” and “Foreign Postretirement Healthcare Benefits.”  This correction did not have an effect on Bunge’s consolidated balance sheet at December 31, 2007, or its condensed consolidated statements of income for the three and six months ended June 30, 2007 and condensed consolidated statements of cash flows for the six months ended June 30, 2007.

In addition, in connection with an increase in short-term borrowings with original maturities greater than 90 days, Bunge has now presented on a gross basis certain short-term borrowings which had been presented on a net basis in its condensed consolidated statement of cash flows for the six months ended June 30, 2007.

Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.                                      NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements – In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 became effective for Bunge on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2).  FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008.  See Note 9 to the condensed consolidated financial statements.

In 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158).  SFAS No. 158 amends SFAS No. 87, Employer’s Accounting for Pensions, SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits.  SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, Bunge adopted the recognition and disclosure provisions of SFAS No. 158.  The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and as a result of the adoption of this measurement provision on January 1, 2008, Bunge recorded approximately $4 million as a reduction to retained earnings to reflect the transition period of the new measurement date.

In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value.  Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  The fair value alternative election is irrevocable, unless a new election date occurs.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS No. 159 was effective as of January 1, 2008.  Bunge has not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

New Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  Bunge is evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  Bunge does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements and results of operations.

3.                                      INVENTORIES

Inventories consist of the following:

(US$ in millions)	June 30, 2008	December 31, 2007
Agribusiness – Readily marketable inventories at market value (1)	$5,332	$3,358
Fertilizer	2,100	924
Edible oils	649	419
Milling	242	176
Other (2)	469	1,047
Total	$8,792	$5,924

(1)   Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)   Agribusiness inventories carried at lower of cost or market.

4.                                      BUSINESS ACQUISITIONS

On June 23, 2008, Bunge and Corn Products International, Inc. (Corn Products) announced that they have entered into a definitive merger agreement in which Bunge will acquire Corn Products International, Inc. in an all-stock transaction.  Under the terms of the merger agreement, approved by the Boards of Directors of both companies, Corn Products stockholders will receive common shares of Bunge with a market value of $56.00 for each share of Corn Products common stock that they own, subject to adjustment as described below.

Under the terms of the merger agreement, each share of Corn Products common stock will be converted into the right to receive a fraction of a Bunge common share determined by dividing $56.00 by the volume weighted average closing price of a Bunge common share on the New York Stock Exchange for the 15 trading days ending on and including the second trading day prior to the date on which Corn Products’ stockholders meeting to adopt the merger agreement is held, provided that if this average closing price is equal to or greater than $133.10, each share of Corn Products common stock will be exchanged for 0.4207 of a Bunge common share, and if this average closing price is equal to or less than $108.90, each share of Corn Products common stock will be exchanged for 0.5142 of a Bunge common share.  The exchange of shares in the transaction is expected to qualify as a tax-free reorganization, allowing Corn Products stockholders to defer any gain on their shares for U.S. income tax purposes.

The preliminary estimated purchase price for Corn Products’ common stock is approximately $4,380 million, based on Corn Products’ stockholders receiving common shares of Bunge having a value of $56.00 for each share of Corn Products stock owned.

The merger is subject to customary closing conditions, including the approval of stockholders of Corn Products and the shareholders of Bunge and receipt of certain regulatory approvals.  Subject to these conditions, Bunge currently expects that the merger will close during the fourth quarter of 2008.  Upon closing of the transaction, Corn Products will become a wholly owned subsidiary of Bunge.

5.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	June 30, 2008	December 31, 2007
Prepaid commodity purchase contracts	$431	$429
Secured advances to suppliers (1)	243	382
Unrealized gain on derivative contracts	2,823	2,320
Recoverable taxes (2)	496	368
Margin deposits	391	309
Other	1,497	1,045
Total	$5,881	$4,853

(1)          Bunge provides cash advances to suppliers, which primarily are farmers of soybeans and other agricultural commodities, primarily in Brazil, to finance a portion of the suppliers’ production costs.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $338 million and $379 million at June 30, 2008 and December 31, 2007, respectively, that are included in other non-current assets in the condensed consolidated balance sheets.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $72 million and $41 million at June 30, 2008 and December 31, 2007, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $26 million and $48 million at June 30, 2008 and December 31, 2007, respectively, mainly due to crop failures.  These renegotiated advances are largely collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $277 million and $245 million at June 30, 2008 and December 31, 2007, respectively.  Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops.  The allowance for uncollectible advances totaled $88 million and $52 million at June 30, 2008 and December 31, 2007, respectively.

Interest earned on secured advances to suppliers of $10 million and $13 million for the three months ended June 30, 2008 and 2007, respectively, and $23 million and $30 million for the six months ended June 30, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.

(2)          Bunge has a recoverable taxes balance of $197 million and $191 million at June 30, 2008 and December 31, 2007, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $142 million and $135 million at June 30, 2008 and December 31, 2007, respectively.  In addition, in May 2008, Bunge received a favorable ruling from the tax authorities in Brazil, related to certain transactional taxes, confirming that it was entitled to a higher credit rate for a certain category of raw material purchases made by Bunge since the third quarter of 2004.  As a result, Bunge recorded recoverable taxes (current and non-current) in cost of goods sold $128 million of related tax credits, which it allocated $117 million and $11 million to its agribusiness and its milling products segments, respectively.  Bunge will apply the credit as an offset against future Brazilian tax liabilities incurred in the ordinary course of business and expects that the credit will be fully utilized over the next 12 to 18 months.

6.                                      GOODWILL

At June 30, 2008, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2007	$318	$27	$9	$354
Acquired goodwill (1)	7	21	—	28
Foreign exchange translation	33	8	—	41
Tax benefit on goodwill amortization (2)	(14)	—	—	(14)
Balance, June 30, 2008	$344	$56	$9	$409

(1)   In the six months ended June 30, 2008, Bunge acquired a European margarine producer based in Germany for a purchase price of approximately $31 million, which consisted of $25 million in cash and $6 million of assumed debt.  Assets and liabilities acquired consisted of $6 million of cash and $4 million of historical other net assets.  As of June 30, 2008, Bunge had not completed the purchase price allocation valuation of the acquired assets and liabilities and has preliminarily recorded $21 million of goodwill in its edible oil products segment related to this acquisition.  In addition, Bunge recorded an additional $7 million of goodwill as a result of a resolution of a contingency in the purchase price relating to its 2007 sugarcane and ethanol mill acquisition.

(2)   One of Bunge’s Brazilian subsidiaries has tax deductible goodwill in excess of its book goodwill.  For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.                                      INVESTMENTS IN AFFILIATES

In the six months ended June 30, 2008, Bunge invested $61 million in cash for a 50% ownership interest in its joint venture Bunge Maroc Phosphore S.A.  The joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America.  Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.

8.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	June 30, 2008	December 31, 2007
Accrued liabilities	$1,212	$1,071
Unrealized loss on derivative contracts	2,708	2,023
Advances on sales	478	367
Other	226	34
Total	$4,624	$3,495

9.                                      FINANCIAL INSTRUMENTS

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

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Bunge determines the fair market values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs are inputs that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The standard describes three levels within its hierarchy that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 1 assets and liabilities include exchange traded derivative contracts.

Level 2: Observable inputs, including Level 1 prices (adjusted); quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sales contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  Pursuant to FSP No.  FAS 157-2, Effective Date of FASB Statement No. 157, Bunge will delay the adoption of SFAS No. 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	June 30, 2008
	Fair Value Measurements at Reporting Date Using
(US$ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories (Note 3)	$–	$4,582	$750	$5,332
Unrealized gain on derivative contracts (Note 5)	27	2,611	185	2,823
Other (1)	48	676	–	724
Total assets	$75	$7,869	$935	$8,879
Liabilities:
Unrealized loss on derivative contracts (Note 8)	$74	$2,477	$157	$2,708
Total liabilities	$74	$2,477	$157	$2,708

(1)   Other assets include primarily the fair values of firm commitments for the use of ocean vessels under time charter agreements.  These firm commitments are hedged by derivative instruments which are designated as fair value hedges and are included in other current assets in the condensed consolidated balance sheets.

Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC instruments relating primarily to freight, energy and foreign exchange.  Bunge estimates fair market values based on exchange quoted prices, adjusted for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.  Changes in the fair market values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss or other comprehensive income.

OTC derivative contracts include swaps, options and structured transactions that are valued at fair value and may be offset with similar positions in exchange traded markets.  The fair values of OTC derivative instruments are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation of other means.  These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.  When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

Readily marketable inventories—Bunge’s readily marketable commodity inventories are valued at estimated fair market values.  These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing.  Bunge estimates fair market values based on exchange quoted prices, adjusted for differences in local markets.  Changes in the fair market values of these inventories are recognized in our consolidated statements of income as a component of cost of goods sold.

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

Level 3 Valuation—Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities.  For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Because of differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof.  While SFAS No. 157 requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.  Level 3 instruments presented in the table include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of

SFAS 157.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	97	65	162
Purchases, issuances and settlements	(176)	609	433
Transfers in/out of Level 3	—	(57)	(57)
Balance, June 30, 2008	$28	$750	$778

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during 2008 for Level 3 assets and liabilities that were held at June 30, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at June 30, 2008:
Cost of goods sold	$17	$1	$18

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

In the three months ended June 30, 2008, Bunge entered into interest rate swap agreements with an aggregate notional amount of $250 million maturing in 2011 for the purpose of managing its interest rate exposure associated with its $250 million three-year term loan due 2011.  Under the terms of the interest rate swap agreements, Bunge makes payments based on the average Federal Funds rate and will receive payments based on fixed interest rates. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

	Maturity	Fair Value Loss
(US$ in millions)	2011	June 30, 2008

Receive fixed/pay variable notional amount	$250	$–
Weighted average variable rate payable (1)	3.05%
Weighted average fixed rate receivable	4.33%

(1)  Interest is payable in arrears based on the average Federal Funds rate.

In January 2008, Bunge terminated its outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

Foreign exchange derivatives—Bunge uses net investment hedges to partially offset the translation adjustments arising from remeasuring its investment in its Brazilian subsidiaries.  For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss).  At June 30, 2008 and December 31, 2007, Bunge had outstanding cross currency swaps with a notional value of $76 million for both periods to hedge a portion of its net investment in Brazilian assets.  Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps mature in 2008.  At June 30, 2008, the fair value of these currency swaps was a loss of $26 million, which was recorded in other current liabilities in the consolidated balance sheet.  At December 31, 2007, the fair value of these currency swaps was a loss of $17 million.  For the six months ended June 30, 2008, Bunge recorded a $9 million loss as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.

10.                               LONG-TERM DEBT

During the six months ended June 30, 2008, Bunge entered into a $250 million term loan facility with a lending institution.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  Bunge used the proceeds from this facility to repay outstanding indebtedness.

In addition, during the six months ended June 30, 2008, Bunge entered into a $650 million, three-year revolving credit facility with a number of lending institutions.  The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to 1.50% based on the credit ratings of Bunge’s long-term unsecured debt at the time of borrowing.  Borrowings under the revolving credit facility bear interest at LIBOR plus 0.80% based on Bunge’s current credit ratings.  Borrowings under the revolving credit facility, which matures in 2011, may be used for general corporate purposes.  There were $550 million of borrowings outstanding under this facility at June 30, 2008.

11.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $263 million and $141 million for the three months ended June 30, 2008 and 2007, respectively, and $526 million and $277 million for the six months ended June 30, 2008 and 2007, respectively.  Bunge also sold soybean commodity products and other commodity products to its unconsolidated North American and certain European joint ventures, which totaled $55 million and $37 million for the three months ended June 30, 2008 and 2007, respectively, and $109 million and $72 million for the six months ended June 30, 2008 and 2007, respectively.  Bunge believes these transactions were recorded at values similar to those with third parties.

12.                              EMPLOYEE BENEFIT PLANS

In 2007, Bunge re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan.  Bunge included such amounts under the headings “Foreign Pension Benefits” and “Foreign Postretirement Healthcare Benefits.”  This correction did not have an effect on Bunge’s consolidated balance sheet at December 31, 2007 or its consolidated statements of income for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007.

In addition, in the six months ended June 30, 2008, Bunge recorded a $20 million accumulated benefit obligation related to certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions which have impacted employer interpretations of the related laws and regulations.

	U.S.-Pension Benefits Three Months Ended June 30,		Foreign-Pension Benefits Three Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$3	$3	$1	$1
Interest cost	5	5	9	8
Expected return on plan assets	(5)	(5)	(10)	(10)
Recognized prior service cost	–	1	1	1
Recognized net loss	–	–	–	–
Net periodic benefit cost	$3	$4	$1	$–

	U.S.-Pension Benefits Six Months Ended June 30,		Foreign-Pension Benefits Six Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$6	$6	$2	$2
Interest cost	10	10	18	16
Expected return on plan assets	(10)	(10)	(19)	(20)
Recognized prior service cost	1	1	1	1
Recognized net loss	–	1	–	–
Net periodic benefit cost	$7	$8	$2	$(1)

	U.S.-Postretirement Benefits Three Months Ended June 30,		Foreign-Postretirement Benefits Three Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$–	$–	$1	$–
Interest cost	1	1	–	2
Recognized net loss	–	–	–	3
Net periodic benefit cost	$1	$1	$1	$5

	U.S.-Postretirement Benefits Six Months Ended June 30,		Foreign-Postretirement Benefits Six Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$–	$–	$1	$–
Interest cost	1	1	1	4
Recognized net loss	–	–	–	6
Net periodic benefit cost	$1	$1	$2	$10

In the six months ended June 30, 2008, Bunge made contributions to its U.S. and foreign defined benefit pension plans totaling approximately $6 million and $4 million, respectively.  In the six months ended June 30, 2007, Bunge made contributions totaling approximately $5 million to its U.S. and approximately $2 million to its foreign defined benefit pension plans.

In the six months ended June 30, 2008, Bunge made contributions totaling approximately $1 million and $2 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the six months ended June 30, 2007, Bunge made contributions totaling approximately $1 million to its U.S. and approximately $1 million its foreign postretirement benefit plans.

13.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at June 30, 2008 and December 31, 2007 are the following accrued liabilities:

(US$ in millions)	June 30, 2008	December 31, 2007
Tax claims	$240	$175
Labor claims	135	103
Civil and other claims	164	81
Total	$539	$359

Tax Claims—The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including primarily value added tax claims.  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

Labor Claims—The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other—The civil and other claims relate to various disputes with suppliers, customers and other third parties.

Bunge has incurred certain costs relating to crude sunflower oil supplied to Bunge by third parties and sold by Bunge in Europe that has been subject to a withdrawal from the market due to non-conformity.  To date, such costs have not been material and Bunge does not expect the withdrawal to have a material adverse effect on its financial condition or results of operations.

In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws.  In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at Bunge’s office in Rome, Italy. No other Bunge offices were inspected. The European Commission’s investigation is at a preliminary stage and therefore, Bunge is, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against Bunge. Bunge is cooperating with the European Commission in relation to this investigation.

Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2008:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$15
Customer financing (2)	258
Total	$273

(1)         Prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its unconsolidated joint ventures in Argentina, which are its unconsolidated affiliates.

The term of the guarantee is equal to the term of the related financing, which matures in 2009.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

(2)         Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2008, $185 million of these financing arrangements were collateralized by tangible property.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements.  The fair value of these guarantees is recorded in accrued liabilities at June 30, 2008.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2008, debt with a carrying amount of $4,902 million related to these guarantees is included in Bunge’s consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Also, one of Bunge’s subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries.  The total debt outstanding as of June 30, 2008 was $101 million and was recorded as long-term debt in Bunge’s condensed consolidated balance sheet.

14.                               COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Net income	$751	$168	$1,040	$182
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense	439	217	520	342
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax of $(13) and $(13) (2008), $(2) and $(5) (2007)	22	3	27	11
Unrealized gain (loss) on investments, net of tax of $1 and $2 (2008), $1 and $3 (2007)	(1)	3	(5)	6
Reclassification of realized net (gains) losses to net income, net of tax of $3 and $7 (2008), $4 and $0 (2007)	(5)	1	(11)	(6)
Total comprehensive income	$1,206	$392	$1,571	$535

15.                               EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share, except that the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.

In addition, Bunge accounts for the effects of convertible securities, using the if-converted method.  Under this method, the convertible securities are assumed to be converted and the related dividends are added back to earnings, if dilutive.

Bunge has 862,500 mandatory convertible preference shares, which are outstanding as of June 30, 2008.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 31, 2010, each mandatory convertible preference share will automatically convert into between 8.219 and 9.6984 of Bunge Limited common shares, subject to certain anti-dilution adjustments, depending on the average daily volume weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 31, 2010, each mandatory convertible preference share is convertible, at the holder’s option, at the minimum conversion rate of 8.219 common shares (which represents 7,088,888 Bunge Limited common shares, subject to certain anti-dilution adjustments).

In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of June 30, 2008.  Each convertible perpetual preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to certain anti-dilution adjustments.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2008	2007	2008	2007
Net income	$751	$168	$1,040	$182
Convertible preference share dividends	(20)	(9)	(39)	(17)
Net income available to common shareholders	$731	$159	$1,001	$165
Weighted average number of common shares outstanding:
Basic	121,564,112	120,746,365	121,431,957	120,481,542
Effect of dilutive shares:
–Stock options and awards	1,651,690	1,257,876	1,581,430	1,333,122
–Convertible preference shares	14,572,628	7,483,740	14,572,628	–
Diluted (1)	137,788,430	129,487,981	137,586,015	121,814,664
Earnings per common share:
Basic	$6.01	$1.32	$8.24	$1.37
Diluted	$5.45	$1.30	$7.56	$1.35

(1)         Approximately 1 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2008, respectively.  Approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted average number of common shares outstanding for the three and six months ended June 30, 2007, respectively.  In addition, the weighted average number of common shares for the six months ended June 30, 2007 excludes 7,483,740 weighted average common shares issuable upon conversion of the convertible perpetual preference shares as the effect of the conversion would not have been dilutive.

16.                               SEGMENT INFORMATION

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended June 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit or net income.  As a result, amounts for the three and six months ended June 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

The corrections resulted from Bunge’s review during 2007 of its accounting for, and financial statement presentation of, certain transactions primarily in its agribusiness segment.  As a result of this review, certain net sales and cost of goods sold amounts relating to sales among Bunge’s subsidiaries were identified as incorrectly included in Bunge’s net sales and cost of goods sold reported in its consolidated financial statements rather than being eliminated in the consolidation process.  Management believes that these errors in the transfer of information from the general ledgers of Bunge’s subsidiaries to Bunge’s consolidated reporting system were primarily the result of systems changes made during 2007.  Additionally, Bunge’s management concluded that certain transactions related to Bunge’s trade structured finance activities that had been recorded on a gross basis in net sales and costs of goods sold should have been recorded on a net basis.

The following table shows the amounts originally reported in Bunge’s quarterly condensed consolidated financial statements and the corrected amounts for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
(US$ in millions)	As Reported	As Corrected	As Reported	As Corrected
Agribusiness	$7,543	$5,935	$13,733	$11,291
Fertilizer	795	798	1,408	1,407
Edible oil products	1,267	1,262	2,392	2,383
Milling products	310	303	571	560
Total net sales	$9,915	$8,298	$18,104	$15,641

Agribusiness	$7,280	$5,672	13,360	$10,918
Fertilizer	638	641	1,171	1,170
Edible oil products	1,191	1,186	2,239	2,230
Milling products	274	267	502	491
Total cost of goods sold	$9,383	$7,766	$17,272	$14,809

In 2008, Bunge re-evaluated the profitability measure of its reportable segments’ operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax.  As a result, amounts for the three and six months ended June 30, 2007 have been restated to conform to the current year presentation.

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

The “Other” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments and inter segment eliminations.  Transfers between the segments are generally valued at market.  The revenues generated from these transfers are shown in the following table as “Inter–segment revenues.”

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other(1)	Total
Three Months Ended June 30, 2008
Net sales to external customers	$9,879	$1,785	$2,250	$451	$–	$14,365
Inter–segment revenues	2,541	78	7	(4)	(2,622)	–
Gross profit	745	521	105	80	–	1,451
Foreign exchange gains	165	92	1	–	–	258
Equity in earnings of affiliates	(7)	3	(6)	3	–	(7)
Minority interest	(21)	(132)	(2)	–	46	(109)
Other income/(expense)	(21)	(1)	13	–	–	(9)
Segment earnings before interest and tax (2)	614	393	15	56	–	1,078
Depreciation, depletion and amortization	(51)	(44)	(20)	(4)	–	(119)
Interest income	15	30	1	–	8	54
Interest expense	$(62)	$(6)	$(20)	$(2)	$–	$(90)
Three Months Ended June 30, 2007
Net sales to external customers	$5,935	$798	$1,262	$303	$–	$8,298
Inter–segment revenues	1,177	3	23	12	(1,215)	–
Gross profit	263	157	76	36	–	532
Foreign exchange gains (losses)	58	35	(1)	(1)	2	93
Equity in earnings of affiliates	(9)	(3)	6	2	–	(4)
Minority interest	(11)	(52)	–	–	28	(35)
Other income/(expense)	–	3	(2)	–	–	1
Segment earnings before interest and tax (2)	158	71	6	15	–	250
Depreciation, depletion and amortization	(37)	(35)	(15)	(3)	–	(90)
Interest income	7	17	–	–	13	37
Interest expense	$(67)	$(3)	$(8)	$(1)	$–	$(79)

Six Months Ended June 30, 2008
Net sales to external customers	$18,742	$2,976	$4,179	$937	$–	$26,834
Inter–segment revenues	4,496	134	59	3	(4,692)	–
Gross profit	1,209	771	222	116	–	2,318
Foreign exchange gains	159	101	5	–	–	265
Equity in earnings of affiliates	2	4	5	2	–	13
Minority interest	(17)	(182)	(3)	–	60	(142)
Other income/(expense)	(21)	(3)	12	–	–	(12)
Segment earnings before interest and tax (2)	865	526	65	64	–	1,520
Depreciation, depletion and amortization	(96)	(86)	(36)	(9)	–	(227)
Interest income	31	52	2	1	16	102
Interest expense	$(138)	$(9)	$(30)	$(11)	$–	$(188)
Six Months Ended June 30, 2007
Net sales to external customers	$11,291	$1,407	$2,383	$560	$–	$15,641
Inter–segment revenues	1,992	6	54	13	(2,065)	–
Gross profit	373	237	153	69	–	832
Foreign exchange gains (losses)	64	61	–	(3)	–	122
Equity in earnings of affiliates	(8)	(1)	10	–	–	1
Minority interest	(11)	(73)	–	–	37	(47)
Other income/(expense)	5	–	(2)	–	–	3
Segment earnings before interest and tax (2)	145	107	24	26	–	302
Depreciation, depletion and amortization	(70)	(70)	(29)	(7)	–	(176)
Interest income	14	31	1	1	21	68
Interest expense	$(121)	$(10)	$(16)	$(2)	$–	$(149)

(1)         Includes minority interest share of interest and tax to reconcile to consolidated minority interest and other amounts not attributable to Bunge’s operating segments.

(2)         Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax.

Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Total segment earnings before interest and tax	$1,078	$250	$1,520	$302
Interest income	54	37	102	68
Interest expense	(90)	(79)	(188)	(149)
Income tax	(337)	(70)	(454)	(76)
Minority interest share of interest and tax	46	28	60	37
Other (1)	–	2	–	–
Net income	$751	$168	$1,040	$182

(1)                      Includes other amounts not directly attributable to Bunge’s operating segments.

17.                               SUBSEQUENT EVENT

In July 2008, Bunge announced an agreement to acquire the international sugar trading and marketing division of Tate & Lyle PLC.  The acquisition will be accomplished in two stages.  In the first stage, completed in July 2008, the operations and employees of Tate & Lyle's international sugar trading business were transferred to Bunge.  The purchase consideration attributable to this stage of the transaction is immaterial.  The working capital in the business will remain with, and be collected and paid by, Tate & Lyle through March 31, 2009, at which point it will be assumed by Bunge upon final completion of the transaction.  The completion of the transaction is subject to certain customary conditions.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance: governmental policies and laws affecting our business, including agricultural and trade policies, as well as biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; availability and demand for the commodities and other products that we sell and use in our business; industry conditions, including the cyclicality of the oilseed processing industry, commodities market conditions, unpredictability of the weather and the impact of crop and animal disease on our business; agricultural, economic, political, social, and health conditions in the primary markets where we operate; and other economic, business, competitive and/or regulatory factors affecting our business generally.

The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 3, 2008, and “Part II — Item 1A.  Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2008 Overview

Agribusiness segment earnings before interest and taxes (EBIT) for the second quarter of 2008 was strong and significantly higher than the same period last year. Results continued to benefit from strong margins around the world, driven primarily by good demand as a result of rising living standards in developing countries.  In addition, risk management strategies worked well during a period of price volatility. Results in the second quarter of 2008 included a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.   Specifically, in May 2008, Bunge received a favorable ruling from the tax authorities in Brazil confirming that it was entitled to a higher credit rate for a certain category of raw material purchases made by Bunge since the third quarter of 2004.  Bunge will apply the credit as an offset against future Brazilian tax liabilities incurred in the ordinary course of business and expects that the credit will be fully utilized over the next 12 to 18 months.

Fertilizer segment EBIT for the second quarter of 2008 exceeded the same period last year due to strong demand and margins.  Retail volumes in the quarter were higher due to favorable agricultural commodity prices and concerns about increasing crop input costs, which encouraged certain farmers to purchase crop inputs for soybean and corn plantings in the second quarter of 2008 rather than in the second half of the year when these purchases are more typically made.

Edible oil products segment EBIT for the second quarter of 2008 was higher than the same period of last year primarily due to a $14 million non-operating gain on a land sale in North America. Excluding this gain, results for the quarter were lower than results for the second quarter of 2007 because of the difficulty of passing on higher raw material costs to customers primarily in Europe, which were only partially offset by better results in Brazil.  Results also decreased compared to the second quarter of 2007 as a result of the impact of the weaker U.S. dollar on local currency costs, growth of activities in Europe and Asia, which increased SG&A, and losses reported by Saipol, our edible oils joint venture in Europe.  Results for the second quarter of 2007 included $4 million of impairment and restructuring charges related to announced facility closures in Europe.

Milling products segment EBIT for the second quarter of 2008 increased compared with the same period of last year driven mainly by improved margins that resulted from a combination of effective product pricing and lower priced raw materials purchased earlier in a period of rising prices.  Sales volumes declined due to increased Argentinean flour competition in Brazil.

Segment Results

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended June 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit or net income.  As a result, amounts for the three and six months ended June 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

In 2008, Bunge re-evaluated the profitability measure of its segments’ operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax.  As a result, amounts for the three and six months ended June 30, 2007 have been restated to conform to current year presentation.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

(US$ in millions, except	Three Months Ended June 30,			Six Months Ended June 30,
volumes and percentages)	2008	2007	Change	2008	2007	Change
Volumes (in thousands of metric tons):
Agribusiness	30,906	30,000	3%	56,818	55,093	3%
Fertilizer	3,000	3,045	(1)%	5,666	5,496	3%
Edible oil products	1,438	1,388	4%	2,829	2,651	7%
Milling products	974	1,008	(3)%	1,968	1,913	3%
Total	36,318	35,441	2%	67,281	65,153	3%
Net sales:
Agribusiness	$9,879	$5,935	66%	$18,742	$11,291	66%
Fertilizer	1,785	798	124%	2,976	1,407	112%
Edible oil products	2,250	1,262	78%	4,179	2,383	75%
Milling products	451	303	49%	937	560	67%
Total	$14,365	$8,298	73%	$26,834	$15,641	72%
Cost of goods sold:
Agribusiness	$(9,134)	$(5,672)	61%	$(17,533)	$(10,918)	61%
Fertilizer	(1,264)	(641)	97%	(2,205)	(1,170)	88%
Edible oil products	(2,145)	(1,186)	81%	(3,957)	(2,230)	77%
Milling products	(371)	(267)	39%	(821)	(491)	67%
Total	$(12,914)	$(7,766)	66%	$(24,516)	$(14,809)	66%
Gross profit:
Agribusiness	$745	$263	183%	$1,209	$373	224%
Fertilizer	521	157	232%	771	237	225%
Edible oil products	105	76	38%	222	153	45%
Milling products	80	36	122%	116	69	68%
Total	$1,451	$532	173%	$2,318	$832	179%
Selling, general and administrative expenses:
Agribusiness	$(247)	$(143)	73%	$(467)	$(278)	68%
Fertilizer	(90)	(69)	30%	(165)	(117)	41%
Edible oil products	(96)	(73)	32%	(176)	(137)	28%
Milling products	(27)	(22)	23%	(54)	(40)	35%
Total	$(460)	$(307)	50%	$(862)	$(572)	51%

(US$ in millions, except	Three Months Ended June 30,			Six Months Ended June 30,
percentages)	2008	2007	Change	2008	2007	Change
Foreign exchange gains (losses):
Agribusiness	$165	$58		$159	$64
Fertilizer	92	35		101	61
Edible oil products	1	(1)		5	–
Milling products	–	(1)		–	(3)
Total	$258	$91		$265	$122
Equity in earnings of affiliates:
Agribusiness	$(7)	$(9)	(22)%	$2	$(8)	125%
Fertilizer	3	(3)	200%	4	(1)	500%
Edible oil products	(6)	6	(200)%	5	10	(50)%
Milling products	3	2	50%	2	–	100%
Total	$(7)	$(4)	(75)%	$13	$1	1200%
Minority interest:
Agribusiness	$(21)	$(11)	91%	$(17)	$(11)	55%
Fertilizer	(132)	(52)	154%	(182)	(73)	149%
Edible oil products	(2)	–	100%	(3)	–	100%
Milling products	–	–	–%	–	–	–%
Total	$(155)	$(63)	146%	$(202)	$(84)	140%
Other income/(expense):
Agribusiness	$(21)	$–	(100)%	$(21)	$5	(520)%
Fertilizer	(1)	3	(133)%	(3)	–	(100)%
Edible oil products	13	(2)	750%	12	(2)	(700)%
Milling products	–	–	–%	–	–	–%
Total	$(9)	$1	(1000)%	$(12)	$3	(500)%
Segment earnings before interest and tax:
Agribusiness	$614	$158	289%	$865	$145	497%
Fertilizer	393	71	454%	526	107	392%
Edible oil products	15	6	150%	65	24	171%
Milling products	56	15	273%	64	26	146%
Total (1)	$1,078	$250	331%	$1,520	$302	403%
Depreciation, depletion and amortization:
Agribusiness	$(51)	$(37)	38%	$(96)	$(70)	37%
Fertilizer	(44)	(35)	26%	(86)	(70)	23%
Edible oil products	(20)	(15)	33%	(36)	(29)	24%
Milling products	(4)	(3)	33%	(9)	(7)	29%
Total	$(119)	$(90)	32%	$(227)	$(176)	29%
Interest income:
Agribusiness	$15	$7	114%	$31	$14	121%
Fertilizer	30	17	76%	52	31	68%
Edible oil products	1	–	100%	2	1	100%
Milling products	–	–	–%	1	1	–%
Total	$46	$24	92%	$86	$47	83%
Interest expense:
Agribusiness	$(62)	$(67)	(7)%	$(138)	$(121)	14%
Fertilizer	(6)	(3)	100%	(9)	(10)	(10)%
Edible oil products	(20)	(8)	150%	(30)	(16)	88%
Milling products	(2)	(1)	100%	(11)	(2)	450%
Total	$(90)	$(79)	14%	$(188)	$(149)	26%

(1)                                 Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2008	2007	2008	2007
Reconciliation of total segment earnings before interest and tax:
Total segment earnings before interest and tax	$1,078	$250	$1,520	$302
Interest income	54	37	102	68
Interest expense	(90)	(79)	(188)	(149)
Income tax	(337)	(70)	(454)	(76)
Minority interest share of interest and tax	46	28	60	37
Other (a)	–	2	–	–
Net income	$751	$168	$1,040	$182

(a)                      Includes other amounts not directly attributable to the operating segments.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Agribusiness Segment.  Agribusiness segment net sales increased 66% primarily due to historically high market prices for most agricultural commodities and commodity products in our portfolio, as demand for agricultural commodities and products continues to outpace global crop production.  High energy prices also supported increased commodity prices.   Volumes increased 3% largely driven by grain origination, primarily due to higher soybean export volumes from the United States and Brazil, which more than offset the lower activity in Argentina as a result of disputes between the government and the farming sector in Argentina.

Cost of goods sold increased 61% primarily due to historically high market prices for agricultural commodity raw materials and the impact of the weaker U.S. dollar on local currency costs when translated into U.S. dollars.  Included in cost of goods sold was $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.  Cost of goods sold for the second quarter of 2007 included $4 million of restructuring and impairment charges related to announced facility closures in Europe.

Gross profit increased 183%, which included the $117 million transactional tax credit discussed above.  Excluding this credit, gross profit increased 139% primarily as a result of higher oilseed processing, grain origination and distribution margins

SG&A expenses increased 73% primarily due to increased employee related costs, increased transactional costs resulting from higher prices for commodities and commodity products and the impact of the weaker U.S dollar on local currency costs when translated into U.S. dollars.

Foreign exchange gains were above last year due to a higher net U.S. dollar monetary liability position in Brazil, driven by higher commodity prices and appreciation of the Brazilian real by 10% during the second quarter of 2008 compared to appreciation of 6% in the same period last year. Foreign exchange gains and losses were generally substantially offset by inventory mark-to-market adjustments, which were included in cost of goods sold.

Equity in earnings of affiliates was negative in the second quarter of 2008, primarily as a result of start up losses during the period at one of our North American biofuel joint ventures that became operational in the last half of June 2008.  Equity in earnings of affiliates was negative in the second quarter of 2007 primarily as a result of losses in Solae, our soy specialty food ingredients joint venture with DuPont.

Minority interest increased by 91% due to higher results in non wholly-owned subsidiaries.

Other expense for the second quarter of 2008 was $21 million and included primarily a provision of $19 million for an adverse ruling received during the quarter related to a Brazilian social security claim tax against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT increased by $456 million in the three months ended June 30, 2008 from $158 million in the three months ended June 30, 2007 largely due to higher gross profit.  Included in EBIT for the second quarter of 2008 was a $117 million transactional tax credit discussed above.

Fertilizer Segment.    Fertilizer segment net sales more than doubled in the three months ended June 30, 2008 compared to the same three-month period of 2007, primarily as a result of historically high international fertilizer prices.  While total volumes declined slightly, retail volumes increased, as soybean and corn farmers made purchases well in advance of expected plantings due to favorable agricultural commodity prices and concerns about increasing crop input costs. This increase in retail net sales more than offset the impact on net sales of decreased volumes in Fosfertil.

Cost of goods sold increased by 97%, primarily due to increased raw material costs, including sulfur, phosphate rock, phosphoric acid and ammonia.  Raw material prices followed the increase in international prices.  Costs were also impacted by the negative translation effect on local currency expenses of the weaker U.S. dollar compared to the second quarter of 2007, and by increased energy and storage costs as well as higher maintenance expenses in Fosfertil.

Gross profit increased by 232% as a result of increased net sales, which were only partially offset by higher cost of goods sold.

SG&A increased by 30% primarily due to the impact of the weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, SG&A included increased employee related expenses.

Foreign exchange gains were $92 million during the second quarter of 2008 compared to gains of $35 million during the same period of last year, and related primarily to U.S. dollar-denominated monetary liabilities funding Brazilian real denominated fertilizer inventories.  The Brazilian real appreciated by 10% in the second quarter of 2008 compared to 6% in the second quarter of 2007. These gains are largely offset in cost of goods sold when local currency costs are translated into U.S. dollars.

Equity in earnings of affiliates was $3 million in the second quarter of 2008 compared to a loss of $3 million in the second quarter of 2007 due to higher results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Minority interest increased by 154% due to higher earnings at Fosfertil compared to the second quarter of 2007.

Segment EBIT increased by 454% primarily as a result of the increase in gross profit, which was only partially offset by higher SG&A.

Edible Oil Products Segment.  Edible oil products segment net sales for the second quarter of 2008 increased by 78% from the same period last year.  The increase was primarily driven by higher average selling prices as a consequence of increased crude vegetable oil prices.  Volumes increased by 4% mainly due to increased margarine and mayonnaise sales in Brazil.  Volumes also increased in North America where sales to the food processor industry improved compared to last year and in China with the expansion of bottled oil activities.

Cost of goods sold increased by 81% primarily due to increased crude oil prices, which followed the higher prices of oilseeds and other commodities and increased volumes.  Costs also increased from the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.  Cost of goods sold for the second quarter of 2007 included $4 million related to restructuring and impairment charges due to the closure of two edible oils facilities in Europe.

Gross profit increased 38% as a result of higher average selling prices and higher volumes, mainly in Brazil and North America.  Gross profit for the second quarter of 2007 included $4 million related to restructuring and impairment charges due to the closure of two edible oils facilities in Europe.

SG&A expenses increased by 32%, primarily due to the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, expansion of activities in Asia and Europe also increased expenses.

Equity in earnings of affiliates was a loss of $6 million in the second quarter of 2008 compared to $6 million of earnings in the second quarter of 2007 as a result of losses reported by Saipol, our joint venture engaged in the sale of branded bottled oil.

Minority interest increased due to higher results in non wholly-owned subsidiaries.

Other income for the second quarter of 2008 was $15 million higher than the same period last year due primarily to a gain on a land sale in North America.

Segment EBIT increased to $15 million in the second quarter of 2008 from $6 million in the same quarter of last year primarily as a result of the gain on the sale of land in North America as increased gross profit was offset by increased SG&A and by losses in Saipol, our European joint venture engaged in the sale of branded bottled oil.

Milling Products Segment.  Milling products segment net sales increased by 49% due to higher average prices of wheat and corn and related products, which more than offset a 3% decline in volumes that was caused primarily by increased competition in Brazil from Argentine wheat flour.

Cost of goods sold increased by 39% primarily due to higher prices of corn and wheat raw materials. In addition, included in cost of goods sold for the three months ended June 30, 2008 was an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit increased by 122% as a result of improved wheat milling margins in Brazil and the $11 million credit discussed above.

SG&A increased by 23% primarily due to the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars and to increased employee related costs.

Segment EBIT increased to $56 million from $15 million for the second quarter of 2007 primarily as a result of increased gross profit and the $11 million transactional tax credit in Brazil, partially offset by higher SG&A.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

(US$ in millions, except	Three Months Ended June 30,
percentages)	2008	2007	Change
Interest income	$54	$37	46%
Interest expense	(90)	(79)	14%

Interest income increased 46% primarily due to higher average interest bearing cash balances relating largely to higher sales.  Interest expense increased 14% due to higher average borrowings resulting from higher working capital requirements as a result of increased commodity prices.

Income Tax Expense.  Income tax expense increased $267 million to $337 million in the three months ended June 30, 2008 from $70 million in the three months ended June 30, 2007.  The effective tax rate for the three months ended June 30, 2008 was 28%, compared to 25% for the three months ended June 30, 2007.  The increase related primarily to increased earnings in higher tax jurisdictions.

Net Income.  Net income increased $583 million to $751 million in the three months ended June 30, 2008 from $168 million in the three months ended June 30, 2007.  Net income for the three months ended June 30, 2008 included a $90 million after tax credit that related to certain transactional taxes in Brazil.  Net income for the three months ended June 30, 2007 included impairment and restructuring charges of $7 million, net of tax.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Agribusiness Segment.  Agribusiness segment net sales increased by 66% primarily due to historically high market prices for most agricultural commodities and commodity products in our portfolio, as demand for agricultural commodities and products continues to outpace global crop production. Volumes increased by 3%, primarily from increased export volumes from the United States and Brazil, both of which benefited from reduced Argentine exports as a result of disputes between the government and the farming sector in Argentina.

Cost of goods sold increased by 61% also due to historically high agricultural commodity prices and the impact of the weaker U.S. dollar on foreign local currency costs of subsidiaries when translated into U.S. dollars.  Cost of goods sold for the second quarter of 2008 included a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.  Cost of goods sold for the second quarter of 2007 included $4 million in restructuring and impairment charges related to the announced closures of two oilseed processing facilities in Europe.

Gross profit increased by 224% as a result of strong margins across most of our agribusiness portfolio and the previously mentioned transactional tax credit of $117 million.

SG&A increased by 68% primarily due to higher employee related costs, the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars increased new business costs, including increased activities in energy and sugar product lines and higher bad debt provisions in the first quarter of 2008, $31 million of which related to farmer advances in Paraguay.

Foreign exchange gains were above last year due to the higher net U.S. dollar monetary liability position in Brazil, which resulted from higher commodity prices, and appreciation of the Brazilian real by 11%  during the six months ended June 30, 2008 compared to an appreciation of 7% in the same six-month period last year. Foreign exchange gains and losses are generally substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates improved to earnings of $2 million in the second quarter of 2008 from a loss of $8 million in the same six-month period last year to due to higher results in Diester Industries International, partially offset by start up expenses in 2008 at one of our ethanol joint ventures in North America that became operational in the last half of June 2008.  Reported losses from affiliates in the first six months of 2007 related primarily to Solae’s recording of income tax valuation allowances against certain foreign deferred tax assets and a charge related to a product liability claim.

Minority interest increased 55% due to higher results in non wholly-owned subsidiaries.

Other expense for the six months ended June 30, 2008 was $21 million and included primarily a provision of $19 million for an adverse ruling received during the quarter related to a Brazilian social security claim against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT increased to $865 million from $145 million last year primarily as a result of strong margins across most of our agribusiness operations and the Brazilian transactional tax credit of $117 million.

Fertilizer Segment.  Fertilizer segment net sales increased by 112% primarily due to higher international fertilizer prices.  In addition, volumes increased by 3% compared to the same period last year.

Cost of goods sold increased by 88% primarily as a result of higher raw materials costs attributable to higher international prices as well as higher energy and freight costs.  Cost of goods sold also increased from the impact of a weaker U.S. dollar on local currency costs translated into U.S. dollars and from higher maintenance costs at Fosfertil.

Gross profit increased by 225% due to increased selling prices, which outpaced increasing raw material and manufacturing costs.

SG&A increased 41% and included a provision of $7 million in the first quarter of 2008 for certain recent adverse court decisions related to postretirement medical costs required to be paid by employers under Brazilian law. In addition SG&A included higher employee related costs and the impact of the weaker U.S. dollar on translated local currency expenses.

Foreign exchange gains were $101 million compared to gains of $61 million due to higher U.S. dollar-denominated monetary liabilities funding Brazilian real denominated fertilizer inventories. These gains are largely offset in gross margin and SG&A when local currency costs are translated into U.S. dollars.

Equity in earnings of affiliates was $4 million in the six months ended June 30, 2008 compared to a loss of $1 million in the same six-month period of 2007 due to higher results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Minority interest increased 149% due to higher earnings at Fosfertil compared to the first half of 2007.

Segment EBIT increased by 392% primarily as a result of increased gross profit, which was only partially offset by higher SG&A.  Foreign exchange gains largely offset the negative impact on gross profit of higher local currency costs when translated into U.S. dollars.

Edible Oil Products Segment.  Edible oil products segment net sales increased by 75% mainly due to higher average selling prices as a result of increased crude vegetable oil prices. Volumes increased by 7% largely driven by higher sales volumes, primarily from margarines and mayonnaises in Brazil, and increased sales to the food processor industry in North America. Volumes also increased in Asia as a consequence of the expansion of bottled oil activities in China that began in the fourth quarter of 2007.

Cost of goods sold increased by 77% as a result of increased crude vegetable oil prices and the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars. Increased sales volumes also contributed to the increase in cost of goods sold.

Gross profit increased by 45% as a result of higher volumes and improved margins, primarily in Brazil and North America.

SG&A increased by 28% primarily due to the effect of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, expenses have increased to support business growth in Asia and Europe.

Foreign exchange gains related to net U.S. dollar denominated monetary liabilities in Brazilian real and euro functional currency subsidiaries.

Equity in earnings of affiliates decreased by 50% compared to the six months ended June 30, 2007 due to losses at Saipol.

Minority interest increased due to higher results in non wholly-owned subsidiaries.

Other income of $12 million for the first half of 2008 included a $14 million gain on a land sale in North America.

Segment EBIT increased to $65 million from $24 million last year primarily due to increased gross profit and the gain on the land sale in North America.  These positive results were only partially offset by higher SG&A.

Milling Products Segment.  Milling products segment net sales increased by 67% primarily due to higher average prices of wheat and corn and related products.  The 3% increase in volumes also contributed to the increased net sales.

Cost of goods sold increased by 67% driven by higher raw material costs and the impact of a weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars. Increased volumes also contributed to the increase in cost of goods sold.  In addition, included in cost of goods sold was a $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit increased by 68% as a result of increased volumes and higher net sales and the $11 million transactional tax credit in Brazil.

SG&A increased by 35% primarily due to the impact of the weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars and higher employee related costs.

Segment EBIT increased to $64 million from $26 million last year mainly as a consequence of higher gross profit and the $11 million transactional tax credit in Brazil, which were only partially offset by increased SG&A.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

(US$ in millions, except	Six Months Ended June 30,
percentages)	2008	2007	Change
Interest income	$102	$68	50%
Interest expense	(188)	(149)	26%

Interest income increased 50% primarily due to higher average interest bearing cash balances relating largely to higher sales.  Interest expense increased 26% due to higher average borrowings resulting from higher working capital requirements as a result of increased commodity prices.

Income Tax Expense.  Income tax expense increased $378 million to $454 million in the six months ended June 30, 2008 from $76 million in the six months ended June 30, 2007.  The effective tax rate for the six months ended June 30, 2008 was 28%, compared to 25% for the six months ended June 30, 2007.  The increase related primarily to increased earnings in higher tax jurisdictions.

Net Income.  Net income increased $858 million to $1,040 million in the six months ended June 30, 2008 from $182 million in the six months ended June 30, 2007.  Net income for the six months ended June 30, 2008 included a $90 million after tax credit that related to certain transactional taxes in Brazil, while net income for the six months ended June 30, 2007 included impairment and restructuring charges of $7 million, net of tax.

Liquidity and Capital Resources

One of our primary financial objectives is to maintain sufficient liquidity to provide flexibility to pursue our growth strategies and ensure the smooth functioning of our existing businesses.  At June 30, 2008 and December 31, 2007, our shareholders’ equity plus minority interest exceeded our long-lived assets by $4,267 million and $3,282 million, respectively, and our total debt to capitalization ratio was 36% and 34%, respectively.  Our current ratio, defined as current assets divided by current liabilities, was 1.59 and 1.64 at June 30, 2008 and December 31, 2007, respectively.

Cash and Readily Marketable Inventories.  Cash and cash equivalents were $1,100 million at June 30, 2008 and $981 million at December 31, 2007.  Of these amounts, $687 million and $449 million, respectively, was held at Fosfertil, a non-wholly owned, publicly traded subsidiary in Brazil, which is included in our consolidated financial statements.  Cash and cash equivalents at Fosfertil are generally not made available to reduce indebtedness incurred at other Bunge companies until a dividend distribution is made by Fosfertil.

Included in our inventories were readily marketable inventories of $5,332 million and $3,358 million at June 30, 2008 and December 31, 2007, respectively.  Readily marketable inventories are agricultural commodity inventories, which are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Inventories at June 30, 2008 increased from December 31, 2007 primarily due to higher agricultural commodity prices during the six months ended June 30, 2008.

Long-Term and Short-Term Debt.  We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Certain of Bunge Limited’s 100%-owned subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program.  Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

Our short-term and long-term debt increased by $1,199 million at June 30, 2008 from December 31, 2007, primarily to finance higher working capital levels.  The increase in working capital was primarily caused by higher prices for agricultural commodities.  To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes.  Generally, during periods when commodity prices are rising, our operations require increased levels of working capital, which results in higher debt levels.

At June 30, 2008, we had approximately $3,700 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $1,886 million was unused and available at June 30, 2008.  The following table summarizes our committed borrowing facilities and amounts borrowed under those facilities:

		Total
		Availability	Amount Outstanding
				December 31,
(US$ in millions)	Maturities	June 30, 2008	June 30, 2008	2007
Commercial paper	2012	$600	$66	$153
Short-term revolving credit facilities	2008-2009	1,850	598	525
Long-term revolving credit facilities(1)	2010-2011	1,250	1,150	600
Total		$3,700	$1,814	$1,278

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

At June 30, 2008, we had $66 million outstanding under our $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million with a number of lending institutions that are rated at least A-1 by Standard & Poor’s Ratings Services (S&P) and P-1 by Moody’s Investors Service (Moody’s).  These committed back-up bank credit lines mature in June 2012.  These credit lines permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of $600 million.  The cost of borrowing under the committed back-up bank credit lines would be typically higher than the cost of borrowing under our commercial paper program.  At June 30, 2008, no borrowings were outstanding under these committed back-up bank credit lines.

In February 2008, we entered into a $250 million syndicated term loan facility with a group of lending institutions.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  We used the proceeds of $250 million from this facility to repay outstanding indebtedness.

During the six months ended June 30, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions.  The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to 1.50% based on the credit ratings of our long-term unsecured debt at the time of borrowing.  Borrowings under the revolving credit facility bear interest at LIBOR plus 0.80% based on our current credit ratings.  Borrowings under the revolving credit facility, which matures in 2011, may be used for general corporate purposes.  There were $550 million of borrowings outstanding under this facility at June 30, 2008.

During August 2008, we have entered into several three-year, bilateral term-loan facilities with various banks aggregating $425 million.  We intend to initiate borrowings under these facilities over the following 30-day period based on our liquidity requirements.  Each of these facilities will have a three-year term from the date of the initial borrowing under the applicable facility.  Loans under these facilities will carry interest rates based on LIBOR plus a spread ranging from 1.25% to 1.75%.

In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions.  These credit lines are negotiated as we deem necessary based on our liquidity requirements.  At June 30, 2008 and December 31, 2007, $350 million and $0 million, respectively, were outstanding under such short-term credit lines and are included in short-term debt in our consolidated balance sheets.

Through our subsidiaries, we have various other short and long-term debt facilities at fixed and variable interest rates denominated in U.S. dollars, euros, Brazilian reais and other local currencies.  A summary of these facilities is shown in the table below.

(US$ in millions)	June 30, 2008	December 31, 2007
Short-term debt at subsidiaries	$505	$334
Long-term debt at subsidiaries	202	231
Total (1)	$707	$565

(1)                                Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $198 million and $200 million at June 30, 2008 and December 31, 2007, respectively, have been mortgaged or otherwise collateralized against long-term debt of $49 million and $36 million at June 30, 2008 and December 31, 2007, respectively.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level.  We were in compliance with these covenants as of June 30, 2008.

On July 29, 2008, Moody’s revised the outlook on the Baa2 credit rating of our unsecured guaranteed senior notes to stable from negative.  In 2007, Fitch Ratings revised the outlook on the BBB credit rating of our unsecured guaranteed senior notes to stable from negative.  Also in 2007, S&P confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes. Our debt agreements do not have any credit ratings downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with lower amounts of indebtedness and/or higher credit ratings.

Interest Rate Swap Agreements.  During the three months ended June 30, 2008, we entered into interest rate swaps with an aggregate notional principal amount of $250 million maturing in February 2011 for the purpose of managing the interest rate exposure associated with the $250 million three-year fixed rate term loan due 2011.  Under the terms of the interest rate swaps, we are obligated to make payments based on the average Federal Funds rate and will receive payments based on fixed interest rates.  We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).

In January 2008, we terminated all of our then outstanding interest rate swap agreements with an aggregate notional principal amount of $1,150 million maturing in 2014, 2015 and 2017, which corresponded with the maturity of the associated fixed rate senior notes, and received approximately $49 million in cash, which included a $48 million gain on the net settlement of the swap agreements.  The $48 million gain will be amortized to earnings over the remaining term of the debt.

Shareholders’ Equity.  Shareholders’ equity increased to $9,475 million at June 30, 2008 from $7,945 million at December 31, 2007, as a result of net income of $1,040 million, $7 million from the issuance of our common shares relating to the exercise of employee stock options, $36 million related to stock based compensation expense, $13 million related to an exchange of subsidiary stock from the merger of our subsidiaries in Poland, and other comprehensive income of $11 million, which includes foreign exchange translation gains of $520 million. This increase was partially offset by $93 million primarily relating to the dividends paid to common shareholders of $41 million and convertible preference share dividends of $52 million, of which we paid $42 million on June 1, 2008 to our convertible preference shareholders during the six months ended June 30, 2008.

Cash Flows

In the six months ended June 30, 2008, our net cash and cash equivalents increased $119 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $101 million increase in our net cash and cash equivalents in the six months ended June 30, 2007.

Our operating activities used cash of $483 million in the six months ended June 30, 2008, compared to cash used of $776 million in the same six month period in 2007.

Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories.  Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline.  As a result, we are dependent on exchange traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and agricultural forward purchase contracts.  Typically, futures exchanges require daily settlements on outstanding futures positions.  As a result of the rising prices of agricultural commodities during the first half of 2008, we have experienced significant cash payment obligations required to settle our daily outstanding net futures positions.  In addition, our food products raw material costs have also increased as a result of the higher commodity prices.

Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which occurs in March, April and May.  In addition, in the first half of the year we also build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year.

For the six months ended June 30, 2008 and 2007, the foreign exchange gain on debt was $295 million and $92 million, respectively, and was included as an adjustment to reconcile net income to cash used in operating activities in the line item “Foreign exchange gain on debt” in our consolidated statements of cash flows.  Our operating subsidiaries are primarily funded with intercompany, U.S. dollar denominated debt.  The functional currency of our operating subsidiaries is generally the local currency.  These U.S. dollar-denominated intercompany loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss.  However, foreign exchange gains or losses on these U.S. dollar denominated intercompany loans do not impact our cash flows from operating activities, but are included as an adjustment to reconcile net income to cash used for operating activities.

Cash used for investing activities was $488 million in the six months ended June 30, 2008, compared to cash used of $221 million in the same six month period in 2007.  Payments made for capital expenditures for the six months ended June 30, 2008 included investments in property, plant and equipment consisting primarily of new construction in our expansion of our sugar-based ethanol business as well as capital expenditures related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and business expansion.

Acquisitions of businesses and intangible assets in the six months ended June 30, 2008 included $19 million cash paid, net of cash received for our acquisition of a European margarine producer based in Germany.

Investments in affiliates in the six months ended June 30, 2008 primarily included a $61 million investment for a 50% ownership interest in Bunge Maroc Phosphore S.A. joint venture.  This joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America.  Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.  In the same six month period in 2007, investments in affiliates included $26 million of increased investments in our biofuels joint ventures in North and South America.

Proceeds from the disposal of property, plant and equipment in the six months ended June 30, 2008 included $28 million received primarily from the sale of a grain elevator in North America and sale of land.  Proceeds received in the same six month period in 2007 were $12 million primarily from the sale of land.

Cash provided by financing activities was $1,012 million in the six months ended June 30, 2008, compared to cash provided of $1,079 million in the same six-month period in 2007.  During the six months ended June 30, 2008 and 2007, we increased our borrowings by $1,128 million and $1,122 million, respectively, primarily to finance our working capital requirements.  Dividends paid to our common shareholders in the six months ended June 30, 2008 were $41 million and $39 million in the same six month period in 2007.  Dividends paid to holders of our convertible preference shares were $42 million in the six months ended June 30, 2008 and $17 million in the same six month period in 2007.

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

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by the impact of movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2007 to June 30, 2008, the real appreciated by 11%, increasing the reported translated U.S. dollar balances.

Fertilizer Segment Accounts Receivable.  In our fertilizer segment, customer accounts receivable typically have repayment terms ranging from 30 to 180 days.  As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer’s crop.  The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which can range from 120 days to five years.  In many instances, we have obtained collateral from the customers in support of the guarantees we have provided on their behalf.  At June 30, 2008, $258 million of such guarantees were outstanding, of which $185 million were collateralized by property belonging to the customers.  We evaluate the likelihood of the customer repayments of the amounts due to third parties and record an obligation in our financial statements in cases where collection is determined to be doubtful.

The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	June 30, 2008	December 31, 2007
Trade accounts receivable (current)	$561	$526
Allowance for doubtful accounts (current)	38	22
Trade accounts receivable (non-current) (1) (2)	361	331
Allowance for doubtful accounts (non-current) (1)	199	189
Total trade accounts receivable (current and non-current)	922	857
Total allowance for doubtful accounts (current and non-current)	237	211
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	26%	25%

(1)                     Recorded in other non-current assets in the condensed consolidated balance sheets.

(2)                     Includes certain amounts related to defaults on customer financing guarantees.

Secured Advances to Suppliers and Prepaid Commodity Contracts.  We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (loans to suppliers against commitments to deliver soybeans in the future), primarily in Brazil.  These financing arrangements are typically secured by the farmer’s future crop and mortgages on the farmer’s land, buildings and equipment, and are generally settled after the farmer’s crop is harvested and sold.  We also extend secured advances to our suppliers on a long-term basis as producers use these advances to expand planted acreage and to purchase other supplies needed for the production of agricultural commodities.  Newly expanded production acreage will generally take two to three years to reach normal yields.  The repayment terms of our non-current secured advances to suppliers generally range from two to three years.  This program is intended to assure the future supply of agricultural commodities.

Interest earned on secured advances to suppliers of $10 million and $13 million for the three months ended June 30, 2008 and 2007, respectively, and $23 million and $30 million for the six months ended June 30, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	June 30, 2008	December 31, 2007
Prepaid commodity contracts	$364	$405
Secured advances to suppliers (current) (1)	240	379
Total (current)	604	784
Soybeans not yet priced (2)	(158)	(22)
Net	446	762
Secured advances to suppliers (non-current) (1) (3)	338	379
Total (current and non-current)	$784	$1,141
Allowance for uncollectible advances (4)	$(88)	$(52)

(1)                                Included in the secured advances to suppliers (current) are advances equal to an aggregate of $72 million and $41 million at June 30, 2008 and December 31, 2007, respectively, that have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $26 million and $48 million at June 30, 2008 and December 31, 2007, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)                                Soybeans yet to be priced at prevailing market prices at June 30, 2008.

(3)                                Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $277 million and $245 million at June 30, 2008 and December 31, 2007, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

(4)                                The increase in the allowance for uncollectible advances was primarily related to an advance of approximately $31 million to suppliers in Paraguay.

Guarantees

We have issued or were a party to the following guarantees at June 30, 2008:

(US$ in millions)	Maximum Potential Future Payments

Unconsolidated affiliates financing (1)	$15
Customer financing (2)	258
Total	$273

_______________________

(1)                     Prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of our unconsolidated joint ventures in Argentina, our unconsolidated affiliates.  The term of the guarantee is equal to the term of the related financing, which matures in 2009.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee from our unconsolidated affiliates.

(2)                     We issued guarantees primarily to third parties in Brazil related to amounts owed these third parties by certain of its customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At June 30, 2008, $185 million of these financing arrangements were collateralized by tangible property.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements.  The fair value of these guarantees is recorded in accrued liabilities at June 30, 2008.

In addition, we have provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, our 100%-owned subsidiaries.  At June 30, 2008, debt with a carrying amount of $4,902 million related to these guarantees is included in our consolidated balance sheets.  This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

One of our subsidiaries has provided a guarantee of indebtedness to one of its subsidiaries.  The total debt outstanding as of June 30, 2008 was $101 million, which was recorded as long-term debt in our condensed consolidated balance sheet.

Dividends

In the three months ended June 30, 2008, we paid a regular quarterly cash dividend of $0.17 per share on June 2, 2008 to common shareholders of record on May 19, 2008.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2008 to shareholders of record on May 15, 2008.  On May 22, 2008, we announced that our Board of Directors had approved an 11.8% increase in our regular quarterly cash dividend from $0.17 to $0.19 per common share.  The increased dividend will be payable on September 3, 2008 to shareholders of record on August 15, 2008.  We also announced on that date that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2008 to shareholders of record on August 15, 2008.

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

The fair values of derivative assets and liabilities traded in over-the-counter markets are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services.  Estimation risk is greater for derivative asset and liability positions that are either option based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values.

Readily marketable inventories and marketable securities are recorded at fair values, which are generally based on quoted market prices or market prices for similar assets.

In 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158).  SFAS No. 158 amends SFAS No. 87, Employer’s Accounting for Pensions, SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits.  SFAS No. 158 requires an entity which sponsors defined postretirement benefit plans to: (1) recognize in its statement of financial position the funded status of a defined benefit postretirement plan, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158.  The effect of adopting SFAS No. 158 on our financial condition at December 31, 2006 has been included in our consolidated financial statements.  The requirement to measure a defined benefit postretirement plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and as a result of the adoption of this measurement provision on January 1, 2008, we recorded approximately $4 million as a reduction to retained earnings to reflect the transition period of the new measurement date.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value.  Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  The fair value alternative election is irrevocable, unless a new election date occurs.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS No. 159 was effective as of January 1, 2008.  We have not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133.  SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  We are evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No.  FAS 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements and results of operations

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products.  As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, sunflower seed, rapeseed or canola, wheat, corn and sugar.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk.  We are also subject to the risk of counterparty defaults under forward purchase or sale contracts.

We enter into various derivative contracts, mainly exchange traded futures, with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations.  We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are a combination of position and value-at-risk limits (VAR).  We measure and review our net commodities position on a daily basis.

Our daily net agricultural commodity position consists of inventory, related purchase and sale contracts, over-the-counter and exchange traded contracts, including those used to hedge portions of our production requirements.  The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing each net position at quoted futures prices for the period where available or utilizing a close proxy.  VAR is calculated on the net position and monitored at the 95% and 99% confidence intervals.  In addition, scenario analysis is performed on the portfolio.  For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices.  The results of this analysis, which may differ from actual results, are as follows:

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$897	$90	$889	$89
Highest short position	(75)	(8)	(85)	(9)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs.  The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors.  We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities.  Our time charter agreements have terms ranging from two months to five years.  We use financial derivatives to hedge portions of our ocean freight costs.  The ocean freight derivatives are recognized on the condensed consolidated balance sheets at fair value.

A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our firm commitment to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitment to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  For the three months and six months ended June 30, 2008, we recognized in cost of goods sold in our consolidated statements of income  $83 million and $95 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $83 million and $95 million of losses on freight derivative contracts.  There was no material gain or loss recognized in the consolidated statements of income for the three and six months ended June 30, 2008 due to hedge ineffectiveness.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.  The balance of permanently invested intercompany borrowings was $1,401 million as of both June 30, 2008 and December 31, 2007.  Included in accumulated other comprehensive income (loss) are foreign exchange gains of $147 million and $232 million in the six months ended June 30, 2008 and the year ended December 31, 2007, respectively, related to permanently invested intercompany loans.

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

	June 30,	December 31,
(US$ in millions)	2008	2007
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(4,943)	$(2,770)
Market risk	(494)	(277)
Agricultural commodities inventories	3,873	1,926
Net currency short position, less agricultural commodities inventories (1)	(1,070)	(844)
Market risk (1)	$(107)	$(84)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(368)	$(354)
Market risk	(37)	(35)
Agricultural commodities inventories	442	362
Net currency (short) long position, less agricultural commodities inventories	74	8
Market risk	$7	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(891)	$(417)
Market risk	(89)	(42)
Agricultural commodities inventories	846	575
Net currency long (short) position, less agricultural commodities inventories	(45)	158
Market risk	$(5)	$16

(1)                                The market risk for the Brazilian Operations excludes fertilizer inventories of $1,439 million at June 30, 2008, which also provide a natural hedge to our currency exposure.  Including the market fertilizer inventories reduces the net currency short position, less agricultural commodities inventories at June 30, 2008 to $369 million.

We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in our Brazilian subsidiaries.  For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss).  At June 30, 2008 and December 31, 2007, we had outstanding cross currency swaps with a notional value of $76 million, for both periods, to hedge our net investment in Brazilian reais assets.  We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets.  The swaps mature December 2008.  At June 30, 2008, the fair value of these currency swaps was a loss of $26 million, which was recorded in other current liabilities in the consolidated balance sheet.  At December 31, 2007, the fair value of these currency swaps was a loss of $17 million.  For the six months ended June 30, 2008, we recorded a $9 million loss as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.

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

In the three months ended June 30, 2008, we entered into interest rate swap agreements with an aggregate notional amount of $250 million maturing in 2011 for the purpose of managing our interest rate exposure associated with our $250 million three-year term loan due 2011.  Under the terms of the interest rate swap agreements, we make payments based on the average Federal Funds rate and will receive payments based on fixed interest rates.  We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

		Fair Value
	Maturity	Loss
(US$ in millions)	2011	June 30, 2008

Receive fixed/pay variable notional amount	$250	$—
Weighted average variable rate payable (1)	3.05%
Weighted average fixed rate receivable	4.33%

(1) Interest is payable in arrears based on the average Federal Funds rate.

In January 2008, Bunge terminated its outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

During the six months ended June 30, 2008, we entered into a $250 million term loan facility with a lending institution.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  We used the proceeds of $250 million from this facility to repay outstanding indebtedness.

In addition, in the six months ended June 30, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions.  Borrowings under the revolving credit facility will bear interest at LIBOR plus 0.80% based on our current credit ratings.  However, the interest rate may range from LIBOR plus 0.65% to 1.50% based on credit ratings of our long-term unsecured debt at the time of borrowing.  Borrowings under the facility, which matures in 2011, will be used for general corporate purposes.  There was $550 million of borrowings outstanding under this facility at June 30, 2008.

Item 4.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of two material weaknesses, which we have described below and in our 2007 Annual Report on Form 10-K.

Material Weaknesses – A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective control over financial reporting relating to the financial statement close process, including insufficient controls over the proper analysis, reconciliation and elimination of intercompany transactions.  Bunge Limited processes a significant number of intercompany transactions on a monthly basis relating primarily to sales of agricultural commodities and commodity products among business units.  Individual intercompany transactions are frequently significant in value.  Upon discovery of this deficiency in its internal controls, management conducted a broad review of processes for elimination of intercompany transactions across all of its business units and the corporate office.  As a result of that review, management believes that errors in the transfer of information from the general ledgers of certain of Bunge Limited’s subsidiaries to its consolidated reporting system were primarily the result of systems changes made during 2007.

Additionally, Bunge Limited did not maintain effective control over financial reporting relating to the proper analysis and assessment of the presentation and recording of certain sales transactions related to Bunge’s trade structured finance activities that were previously recorded on a gross basis instead of on a net basis in order to be correctly presented in accordance with accounting principles generally accepted in the United States of America.

Notwithstanding the existence of the material weaknesses described above, our management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Internal Control Over Financial Reporting – The following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have occurred during the three months ended June 30, 2008:

•                  Bunge Limited’s business units and corporate controller’s group are in the process of conducting full reviews of current policies, processes and procedures relating to the elimination of intercompany transactions and the implementation of systems changes as they relate to financial reporting.

•                  Monthly reconciliations of general ledger balances for each of Bunge Limited’s subsidiaries with Bunge Limited’s consolidated reporting system are being and will continue to be performed and reviewed with follow-up by Bunge’s corporate controller’s group to ensure appropriate elimination of intercompany balances and transactions.

•                  Bunge Limited’s business units and corporate controller’s group have begun full reviews of current policies, processes and procedures relating to analysis and assessment of the presentation and recording of existing sales transaction types.

Based on the results of these reviews, Bunge Limited will redesign processes and enhance controls for each of its business units and its corporate controller’s group as necessary.

We expect to remediate the material weaknesses in our internal control over financial reporting by the year end of 2008.

PART II— OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws.  In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at our office in Rome, Italy.  No other Bunge offices were inspected. The European Commission’s investigation is at a preliminary stage and therefore, we are, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against us.  We are cooperating with the European Commission in relation to this investigation.

In February 2008, an attorney with Paraguay’s public attorney’s office filed criminal charges against our Paraguayan and Brazilian subsidiaries Bunge Paraguay S.A. and Bunge Alimentos S.A., and nine employees of those subsidiaries following a complaint by a group of Paraguayan companies alleging inappropriate debt collection actions in respect of approximately $31 million of secured advances to farmers owed to Bunge by such companies and disputed by the complainants.  The complaint was made after Bunge filed suit against the complainants and commenced legal collection efforts, including execution of collateral, to attempt to collect the debts owed to it.  To date, we have found no evidence that our subsidiaries or any of our employees have violated any Paraguayan law, or otherwise engaged in any wrongdoing in connection with these allegations.  We do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or business.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.  Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

Risks Related to the Proposed Merger with Corn Products.

The merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on Bunge and Corn Products or the combined company or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, applicable clearances and waiting periods must be obtained or expire under applicable foreign, federal or state antitrust, competition or fair trade laws. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. No assurance can be given that the required consents and clearances will be obtained. The terms and conditions of the clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business, any of which could delay completion of the merger or impose additional material costs on, or materially limit the revenues of, the combined company following the merger. Additionally, completion of the merger is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would restrain or prohibit consummation of the merger. Any delay in completing the merger could cause the combined company not to realize some or all of the benefits that they expect to achieve if the merger is consummated successfully within its expected timeframe.

Bunge and Corn Products will incur transaction, integration and restructuring costs in connection with the merger.

Bunge and Corn Products expect to incur significant transaction costs related to the merger. In addition, the combined company will incur integration and restructuring costs following the completion of the merger as the combined company integrates Corn Products’ businesses with Bunge’s businesses.

Termination of the merger agreement could negatively impact Bunge.

If the merger agreement is terminated, Bunge’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of Bunge’s management on the merger, without realizing any of the anticipated benefits of completing the merger.

Although Bunge expects that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of various challenges.

The success of the merger will depend, in part, on Bunge’s ability to successfully combine the businesses of two companies that have previously operated as independent public companies. There is no assurance that Bunge will be able to complete the integration process smoothly or successfully. Bunge’s management will face challenges in the coordination of separate and disparate personnel, properties, systems and facilities, and may also need to address differences in business backgrounds and corporate cultures. The success of the combined company after the merger will also depend in part upon the ability of Bunge and Corn Products to retain key employees of both companies both during the period before and after the merger is completed. In addition, the integration process could divert the attention of each company’s management, disrupt or interrupt or result in the loss of momentum in each company’s ongoing businesses, or cause inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with its customers and employees, or the ability of Bunge and Corn Products to achieve the anticipated benefits of the merger, or could reduce each company’s earnings or otherwise adversely affect the business and financial position, operating results and liquidity of the combined company.

If Corn Products stockholders immediately sell Bunge common shares received in the merger, they could cause the price of Bunge common shares to decline.

The Bunge common shares to be issued in the merger will be registered under U.S. federal securities laws. As a result, those shares generally will be immediately available for resale in the public market. The number of Bunge common shares to be issued to Corn Products stockholders in connection with the merger, and immediately available for resale, will be as much as 25.20% or as little as 21.61% of the outstanding Bunge common shares. If Corn Products stockholders sell a substantial number of the Bunge common shares they receive in the merger immediately after the merger, the market price of Bunge common shares could decline.

The timing and extent to which the merger will become accretive to Bunge’s earnings are uncertain.

There are a number of factors that will affect when, and to what extent, the merger will become accretive to Bunge’s earnings per common share. These factors include the ability of the combined company to realize the benefits from the merger in the amounts and at the times Bunge and Corn Products currently anticipate, and the number of Bunge common shares actually issued to Corn Products stockholders in the merger. The failure of the combined company to realize the expected benefits of the merger in the amounts or at the times anticipated, or the issuance of more, rather than fewer, Bunge common shares to Corn Products stockholders in the merger (depending on the final exchange ratio, which is calculated as described below), could delay or prevent the merger from becoming accretive or reduce the extent to which the merger may become accretive, which could, in turn, result in a decrease in the market price of Bunge common shares.

If Bunge is unable to retain key Corn Products personnel after the merger is completed, the combined company’s business might suffer.

The success of the merger will depend in part on Bunge’s ability to retain key Corn Products employees who continue employment with the combined company after the merger. It is possible that these employees might decide not to remain with Bunge or the combined company after the merger is completed. If these key employees terminate their employment, the combined company’s sales, marketing or development activities might be adversely affected, management’s attention might be diverted from successfully integrating Corn Products’ operations to hiring suitable replacements, and the combined company’s business might suffer. In addition, Bunge might not be able to locate suitable replacements for any such key employees that leave Bunge or offer employment to potential replacements on reasonable terms.

A write-off of a significant portion of the goodwill recorded in connection with the merger would negatively affect the combined company’s financial results.

Based on Bunge’s preliminary valuations, Bunge expects to record goodwill of approximately $2,287 million as a result of the merger. On at least an annual basis, Bunge assesses whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred, and the carrying value of goodwill is written down to fair value. Under current accounting rules, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the merger would negatively affect the company’s results of operations.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2008, we held our Annual General Meeting of Shareholders (Annual Meeting).  Proxies for the Annual Meeting were solicited and the proposals described below were submitted to a vote of our shareholders at the Annual Meeting and were all passed.  The following is a brief description of each matter voted on and the results of the voting.

Proposal 1.  To elect the following nominees to our board of directors:

	Votes For	Against	Abstain
Ernest G. Bachrach	85,662,106	9,628,737	2,644,204
Enrique H. Boilini	88,661,723	9,148,052	125,272
Michael H. Bulkin	87,471,037	7,583,017	2,880,993

Directors whose terms of office continued after the Annual Meeting are:  Jorge Born, Jr., Octavio Caraballo, Francis Coppinger, Bernard de La Tour d’Auvergne Lauraguais, William Engels, L. Patrick Lupo, Larry G. Pillard and Alberto Weisser.

Proposal 2.  To appoint Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2008 and to authorize the audit committee of the Board of Directors to determine the independent auditors’ fees.  There were 97,427,308 votes for, 405,376 votes against, 102,363 abstentions and zero broker non-votes.

Proposal 3.  To approve the increase in the number of our authorized common shares from 240,000,000 to 400,000,000.  There were 89,861,563 votes for, 5,431,159 votes against, 2,642,325 abstentions and zero broker non-votes.

Proposal 4.  To approve the increase in the number of our authorized preference shares from 10,000,000 to 21,000,000.  There were 45,026,110 votes for, 38,722,726 votes against, 124,894 abstentions and 14,061,317 broker non-votes.

Proposal 5.  To approve the amendment of our bye-laws to permit us to repurchase or otherwise acquire our shares to be held as treasury shares.  There were 94,638,234 votes for, 669,297 votes against, 2,627,516 abstentions and zero broker non-votes.

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

BUNGE LIMITED

Date: August 11, 2008	By:	/s/ JACQUALYN A. FOUSE
Jacqualyn A. Fouse
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

2.	1

Agreement and Plan of Merger and Reorganization dated as of June 21, 2008, among Bunge Limited, Bleecker Acquisition Corp. and Corn Products International, Inc. (incorporated by reference from the Registrant’s Form 8-K filed on June 23, 2008)

2.	2

Amendment, dated as of August 5, 2008, to Agreement and Plan of Merger and Reorganization, dated as of June 21, 2008, among Bunge Limited, Bleecker Acquisition Corp. and Corn Products International, Inc. (incorporated by reference from the Registrant’s Form 8-K filed on August 5, 2008)

3.	1

Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 5, 2008, certifying the filing with the Registrar of Companies of Bermuda of a Memorandum of Increase of Share Capital amending Bunge Limited’s Memorandum of Association

3.	2	Bye-laws of Bunge Limited, amended and restated as of May 23, 2008

31.	1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.	2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.	1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.	2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

E-1