Form 10-Q
period 2008-09-30
Bunge LTD
filed 2008-11-10
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of November 3, 2008 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01:  121,626,890

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	(As Restated) 2007	2008	(As Restated) 2007
Net sales	$14,797	$9,729	$41,631	$25,370
Cost of goods sold	(13,588)	(8,822)	(38,104)	(23,631)

Gross profit	1,209	907	3,527	1,739
Selling, general and administrative expenses	(382)	(353)	(1,244)	(925)
Interest income	57	44	159	112
Interest expense	(97)	(102)	(285)	(251)
Foreign exchange gains (losses)	(471)	56	(206)	178
Other income (expense) – net	(1)	(5)	(13)	(2)

Income from operations before income tax	315	547	1,938	851
Income tax expense	(5)	(145)	(459)	(221)

Income from operations after income tax	310	402	1,479	630
Minority interest	(90)	(57)	(232)	(104)
Equity in earnings of affiliates	14	6	27	7

Net income	234	351	1,274	533
Convertible preference share dividends	(19)	(8)	(58)	(25)
Net income available to common shareholders	$215	$343	$1,216	$508

Earnings per common share – basic (Note 15)	$1.77	$2.84	$10.01	$4.21

Earnings per common share – diluted (Note 15)	$1.70	$2.70	$9.26	$4.12

Dividends per common share	$0.19	$0.17	$0.53	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(United States Dollars in Millions, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$981
Trade accounts receivable (less allowance of $129 and $97)	3,536	2,541
Inventories (Note 3)	6,995	5,924
Deferred income taxes	430	219
Other current assets (Note 5)	4,827	4,853
Total current assets	17,282	14,518
Property, plant and equipment, net	4,298	4,216
Goodwill (Note 6)	366	354
Other intangible assets, net	115	139
Investments in affiliates	779	706
Deferred income taxes	771	903
Other non-current assets	1,029	1,155
Total assets	$24,640	$21,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$765	$590
Current portion of long-term debt	567	522
Trade accounts payable	5,634	4,061
Deferred income taxes	225	166
Other current liabilities (Note 8)	3,873	3,495
Total current liabilities	11,064	8,834
Long-term debt	2,961	3,435
Deferred income taxes	164	149
Other non-current liabilities	981	876

Commitments and contingencies (Note 13)

Minority interest in subsidiaries	760	752

Shareholders’ equity:

Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2008 – 862,455, 2007 – 862,500 (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2008 and 2007 – 6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2008 –121,625,471, 2007 – 121,225,963 shares	1	1
Additional paid-in capital	2,845	2,760
Retained earnings	4,097	2,962
Accumulated other comprehensive income	214	669
Total shareholders’ equity	8,710	7,945
Total liabilities and shareholders’ equity	$24,640	$21,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(United States Dollars in Millions)

	Nine Months Ended September 30,
	2008	(As Restated) 2007
OPERATING ACTIVITIES
Net income	$1,274	$533
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on debt	90	(167)
Impairment of assets	6	10
Bad debt expense	68	39
Depreciation, depletion and amortization	344	271
Stock based compensation expense	56	31
Recoverable taxes provision	(19)	—
Deferred income taxes	(22)	(64)
Minority interest	232	104
Equity in earnings of affiliates	(27)	(7)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(1,255)	(557)
Inventories	(1,453)	(1,571)
Prepaid commodity purchase contracts	268	(103)
Secured advances to suppliers	(5)	124
Trade accounts payable	1,997	908
Advances on sales	171	(79)
Unrealized net (gain) loss on derivative contracts	(322)	(199)
Margin deposits	44	(189)
Accrued liabilities	190	126
Other—net	90	148
Cash provided by (used for) operating activities	1,727	(642)
INVESTING ACTIVITIES
Payments made for capital expenditures	(594)	(382)
Investments in affiliates	(68)	(36)
Acquisitions of businesses (net of cash acquired)	(61)	(31)
Related party loans	30	1
Proceeds from disposal of property, plant and equipment	36	18
Proceeds from investment	2	—
Cash used for investing activities	(655)	(430)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(586)	687
Proceeds from short-term debt with maturities greater than 90 days	1,209	679
Repayments of short-term debt with maturities greater than 90 days	(405)	(348)
Proceeds from long-term debt	1,757	1,576
Repayment of long-term debt	(2,205)	(1,041)
Proceeds from sale of common shares	7	23
Dividends paid to preference shareholders	(61)	(25)
Dividends paid to common shareholders	(64)	(59)
Dividends paid to minority interest	(153)	(8)
Other	38	28
Cash (used for) provided by financing activities	(463)	1,512
Effect of exchange rate changes on cash and cash equivalents	(96)	40
Net increase in cash and cash equivalents	513	480
Cash and cash equivalents, beginning of period	981	365
Cash and cash equivalents, end of period	$1,494	$845

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2007 has been derived from Bunge’s audited financial statements at that date.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in Bunge’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2008.

Restatements – Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended September 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit, net income or earnings per common share.  As a result, amounts for the three and nine months ended September 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.  See Note 16 to the condensed consolidated financial statements.

Bunge also re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan.  Bunge included such amounts under the headings “Foreign Pension Benefits” and “Foreign Postretirement Healthcare Benefits.”  This correction did not have an effect on Bunge’s consolidated balance sheet at December 31, 2007, or its condensed consolidated statements of income for the three and nine months ended September 30, 2007 and condensed consolidated statements of cash flows for the nine months ended September 30, 2007.

In addition, in connection with an increase in short-term borrowings with original maturities greater than 90 days, Bunge has now presented on a gross basis certain short-term borrowings which had been presented on a net basis in its condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements – In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP No. FAS 157-3).  FSP No. FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides guidance to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. FAS 157-3 is effective upon issuance, including reporting for prior periods for which financial statements have not been issued.  Bunge’s adoption of FSP No. FAS 157-3 as of September 30, 2008 did not have a material impact on its condensed consolidated financial statements.

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 became effective for Bunge on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2).  FSP FAS 157-1

excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008.  See Note 9 to the condensed consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No.  FAS 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Bunge is currently evaluating the impact of FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  Bunge does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

3.             INVENTORIES

Inventories consist of the following:

(US$ in millions)	September 30, 2008	December 31, 2007
Agribusiness – Readily marketable inventories at market value (1)	$3,142	$3,358
Fertilizer	2,510	924
Edible oils	582	419
Milling	123	176
Other (2)	638	1,047
Total	$6,995	$5,924

(1)           Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)           Agribusiness inventories carried at lower of cost or market.

4.             BUSINESS ACQUISITIONS

On June 23, 2008, Bunge and Corn Products International, Inc. (Corn Products) announced that they had entered into a definitive merger agreement in which Bunge would acquire Corn Products in an all-stock transaction.  On November 4, 2008, as required by the terms of the merger agreement, Corn Products notified Bunge that its Board of Directors intended to withdraw its recommendation of the merger, and on November 10, 2008, Corn Products notified Bunge that the Corn Products Board of Directors has voted to withdraw its recommendation in favor of the merger and to recommend that its stockholders vote against the merger.  In light of the Corn Products Board’s decision, Bunge announced on November 10, 2008, that it has terminated the merger agreement between the parties.  As a result of the termination of the merger agreement, Bunge is entitled to reimbursement from Corn Products for up to $10 million of its transaction-related expenses.  In addition, Corn Products will be obligated to pay Bunge a termination fee of $110 million (such amount to be reduced by the amount of any expenses reimbursed by Corn Products referred to above) if, within twelve months after the date of termination, Corn Products enters into a definitive agreement with respect to, or consummates, a change of control transaction.

During the nine months ended September 30, 2008, Bunge acquired a European margarine producer based in Germany for a purchase price of approximately $31 million, which consisted of $25 million in cash and $6 million of assumed debt.  Assets and liabilities acquired consisted of $6 million of cash and $4 million of historical other net assets.  As of September 30, 2008, Bunge had not completed the purchase price allocation valuation of the acquired assets and liabilities and has preliminarily recorded $21 million of goodwill in its edible oil products segment related to this acquisition.  During the three months ended September 30, 2008, Bunge made certain other smaller acquisitions with an aggregate purchase price of approximately $42 million in cash.  Bunge recorded goodwill of $14 million as a result of these acquisitions.

In addition, in July 2008, Bunge entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle PLC (Tate & Lyle).  The acquisition will be accomplished in two stages.  In the first stage, completed in July 2008, the operations and employees of Tate & Lyle’s international sugar trading business were transferred to Bunge.  The purchase consideration attributable to this stage of the transaction is immaterial.  The working capital in the business will remain with, and be collected and paid by, Tate & Lyle through March 31, 2009, at which point it will be assumed by Bunge upon final completion of the transaction.  The completion of the transaction is subject to certain customary conditions.

5.             OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	September 30, 2008	December 31, 2007
Prepaid commodity purchase contracts	$ 173	$ 429
Secured advances to suppliers (1)	356	382
Unrealized gain on derivative contracts	2,466	2,320
Recoverable taxes (2)	607	368
Margin deposits	264	309
Other	961	1,045
Total	$4,827	$4,853

(1)           Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $309 million and $379 million at September 30, 2008 and December 31, 2007, respectively, that are included in other non-current assets in the condensed consolidated balance sheets.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $41 million and $41 million at September 30, 2008 and December 31, 2007, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $30 million and $48 million at September 30, 2008 and December 31, 2007, respectively, mainly due to crop failures.  These renegotiated advances are largely collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $243 million and $245 million at September 30, 2008 and December 31, 2007, respectively.  Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops.  The allowance for uncollectible advances totaled $79 million and $52 million at September 30, 2008 and December 31, 2007, respectively.

Interest earned on secured advances to suppliers of $10 million and $12 million for the three months ended September 30, 2008 and 2007, respectively, and $33 million and $42 million for the nine months ended September 30, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.

(2)           Bunge has a recoverable taxes balance of $225 million and $191 million at September 30, 2008 and December 31, 2007, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $126 million and $135 million at September 30, 2008 and December 31, 2007, respectively.  In May 2008, Bunge received a favorable ruling from the tax authorities in Brazil, related to certain transactional taxes, confirming that it was entitled to a higher credit rate for a certain category of raw material purchases made by Bunge since the third quarter of 2004.  As a result, Bunge recorded tax credits of $128 million of recoverable taxes (current and non-current) pertaining to sales transactions in cost of goods sold and allocated $117 million and $11 million to its agribusiness and its milling products segments, respectively.  Bunge will apply the credit as an offset against future Brazilian tax liabilities incurred in the ordinary course of business and expects that the credit will be fully utilized over the next 12 to 18 months.  In addition, in the three months ended September 30, 2008, Bunge recorded a recoverable tax credit of $62 million in selling, general and administrative expenses pertaining to a favorable ruling from the Brazilian tax authorities that certain transactional taxes were unlawfully levied on financial transactions, which Bunge accrued and paid, between 2000 and 2004.  Bunge allocated $60 million and $2 million of these credits to its agribusiness segment and edible oil products segment, respectively.  Bunge expects to also apply the $62 million of these credits as an offset against future Brazilian tax liabilities incurred in the ordinary course of business and expects to fully utilize the credit by 2010.

6.             GOODWILL

At September 30, 2008, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2007	$318	$27	$9	$354
Acquired goodwill (1)	7	21	14	42
Allocation of acquired goodwill (2)	(16)	–	–	(16)
Tax benefit on goodwill amortization (3)	10	1	–	11
Foreign exchange translation	(21)	(3)	(1)	(25)
Balance, September 30, 2008	$298	$46	$22	$366

(1)       See Note 4 of the notes to the condensed consolidated financial statements.  In addition, Bunge recorded an additional $7 million of goodwill as a result of a resolution of a contingency in the purchase price relating to its 2007 sugarcane mill and ethanol production facility acquisition.

(2)       Bunge allocated $14 million to property, plant and equipment and $2 million to deferred taxes, related to the 2007 sugarcane mill and ethanol production facility acquisition.

(3)       One of Bunge’s Brazilian subsidiaries has tax deductible goodwill in excess of its book goodwill.  For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce recorded goodwill and then to reduce intangible assets prior to recognizing any income tax benefit in the condensed consolidated statements of income.  As of September 30, 2008, Bunge has reclassified the tax benefits attributable to the excess tax goodwill to other intangible assets as it has amortized all the goodwill related to the transaction.

7.             INVESTMENTS IN AFFILIATES

In the nine months ended September 30, 2008, Bunge invested $61 million in cash for a 50% ownership interest in its joint venture Bunge Maroc Phosphore S.A.  The joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America.  Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.

8.             OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	September 30, 2008	December 31, 2007
Accrued liabilities	$1,262	$1,071
Unrealized loss on derivative contracts	1,885	2,023
Advances on sales	538	367
Other	188	34
Total	$3,873	$3,495

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.  Pursuant to FSP No.  FAS 157-2, Effective Date of FASB Statement No. 157, Bunge will delay the adoption of SFAS No. 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	September 30, 2008
	Fair Value Measurements at Reporting Date Using
(US$ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories (Note 3)	$–	$2,797	$345	$3,142
Unrealized gain on derivative contracts (Note 5)	24	2,323	119	2,466
Other (1)	46	26	–	72
Total assets	$70	$5,146	$464	$5,680
Liabilities:
Unrealized loss on derivative contracts (Note 8)	$26	$1,763	$96	$1,885
Total liabilities	$26	$1,763	$96	$1,885

(1)           Other assets include primarily the fair values of marketable securities.

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

OTC derivative contracts include swaps, options and structured transactions that are valued at fair value and may be offset with similar positions in exchange traded markets.  The fair values of OTC derivative instruments are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means.  These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.  When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

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

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of  SFAS 157.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, June 30, 2008	$28	$750	$778
Total gains and losses (realized/unrealized) included in cost of goods sold	140	(181)	(41)
Purchases, issuances and settlements	(138)	(225)	(363)
Transfers in/out of Level 3	(7)	1	(6)
Balance, September 30, 2008	$23	$345	$368

(1)      Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended September 30, 2008 for Level 3 assets and liabilities that were held at September 30, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2008:
Cost of goods sold	$102	$10	$112

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	238	(116)	122
Purchases, issuances and settlements	(315)	384	69
Transfers in/out of Level 3	(7)	(56)	(63)
Balance, September 30, 2008	$23	$345	$368

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the nine months ended September 30, 2008 for Level 3 assets and liabilities that were held at September 30, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2008:
Cost of goods sold	$21	$14	$35

(1)           Derivatives, net include Level 3 derivative assets and liabilities.

Interest Rate Derivatives—The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded currently in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.  Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.

In the nine months ended September 30, 2008, Bunge entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing its interest rate exposure associated with its $250 million three-year fixed rate term loan due 2011. The principal terms of these transactions are shown in the table below.  Under the terms of the interest rate swap agreements, Bunge makes payments based on the average daily effective Federal Funds rate and receives payments based on a fixed interest rate.  Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
	2011	September 30, 2008
(US$ in millions)
Receive fixed/pay Federal Funds notional principal amount	$250	$4
Weighted average variable rate payable (1)	3.05%
Weighted average fixed rate receivable	4.33%

(1)           Interest is payable in arrears based on the average daily effective Federal Funds rate.

Also, during the three months ended September 30, 2008, Bunge entered into interest rate basis swap agreements with an aggregate notional principal amount of $375 million for the purpose of swapping out of the LIBOR benchmark rate on $375 million of the $475 million three-year LIBOR rate term loans due 2011.  Under the terms of the basis swap agreements, Bunge makes payments based on the average daily effective Federal Funds rate and receives payments based on LIBOR.  The basis swap agreements are intended to mitigate Bunge’s exposure to LIBOR rate settings that have recently risen sharply from benchmark interest rate levels.  These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments.  As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.  The principal terms of the basis swap agreements as of September 30, 2008 are set forth in the table below:

	Maturity	Fair Value Gain
	2011	September 30, 2008
(US$ in millions)
Receive LIBOR / pay Federal Funds notional principal amount	$375	$3
Weighted average rate payable (1)	2.48%
Weighted average rate receivable (2)	3.16%

(1)           Interest is payable in arrears based on the average daily effective Federal Funds rate.

(2)           Interest is receivable in arrears based on LIBOR.

In January 2008, Bunge terminated certain of its then outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

Foreign exchange derivatives—Bunge uses net investment hedges to partially offset the translation adjustments arising from remeasuring its investment in its Brazilian subsidiaries.  For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss).  At September 30, 2008 and December 31, 2007, Bunge had outstanding cross currency swaps with a notional value of $76 million for both periods to hedge a portion of its net investment in Brazilian assets.  Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps mature in December 2008.  At September 30, 2008, the fair value of these currency swaps was a loss of $10 million, which was recorded in other current liabilities in the condensed consolidated balance sheet.  At December 31, 2007, the fair value of these currency swaps was a loss of $17 million.  For the nine months ended September 30, 2008, Bunge recorded a $7 million gain as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.  As of October 1, 2008, this net investment hedge has been undesignated as a net investment hedge and related fair value adjustments until this date will remain in accumulated other comprehensive income (loss) until such time underlying investments have been disposed of.

10.          LONG-TERM DEBT

During the nine months ended September 30, 2008, Bunge entered into a $250 million syndicated term loan with a group of lending institutions.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  Bunge used the proceeds from this term loan to repay outstanding indebtedness.  In the three months ended September 30, 2008, Bunge also entered into several three-year bilateral term loan agreements with various banks aggregating $475 million.  These bilateral term loans are fully-funded and carry interest rates based on LIBOR plus a spread ranging from 1.25-1.75%.  Bunge intends to use the U.S. dollar proceeds to repay outstanding indebtedness.

In September 2008, Bunge entered into a ¥10 billion syndicated term loan agreement with a group of lending institutions.  The term loan bears interest at Yen LIBOR plus 1.40% based on Bunge’s current credit ratings and matures in 2011.  The Japanese Yen term loan was funded in October 2008 and simultaneously swapped into U.S. dollars through a floating to floating currency and interest rate swap.  Bunge intends to use the U.S. dollar proceeds to repay outstanding indebtedness.

In addition, during the nine months ended September 30, 2008, Bunge entered into a $650 million, three-year revolving credit facility with a number of lending institutions that matures in 2011.  Borrowings under the revolving credit facility may be used for general corporate purposes.  The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to LIBOR plus 1.50% based on the credit ratings of Bunge’s long-term unsecured debt at the time of borrowing.  Based on Bunge’s current credit ratings borrowings would bear interest at LIBOR plus 0.80%.  There were no borrowings outstanding under this facility at September 30, 2008.

11.          RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures (primarily its North American joint ventures), which totaled $305 million and $291 million for the three months ended September 30, 2008 and 2007, respectively, and $831 million and $568 million for the nine months ended September 30, 2008 and 2007, respectively.  Bunge also sold soybean commodity products and other commodity products to its unconsolidated North American and certain European joint ventures, which totaled $75 million and $51 million for the three months ended September 30, 2008 and 2007, respectively, and $184 million and $123 million for the nine months ended September 30, 2008 and 2007, respectively.  Bunge believes these transactions were recorded at values similar to those with third parties.

12.          EMPLOYEE BENEFIT PLANS

In 2007, Bunge re-evaluated the classification of two employee benefit plans in Brazil and concluded that such plans should be properly disclosed as a multiple employer pension plan and a postretirement healthcare plan.  Bunge included such amounts under the headings “Foreign Pension Benefits” and “Foreign Postretirement Healthcare Benefits.”  This correction did not have an effect on Bunge’s consolidated balance sheet at December 31, 2007 or its consolidated statements of income for the three and nine months ended September 30, 2007 or its cash flows for the nine months ended September 30, 2007.

In addition, in the nine months ended September 30, 2008, Bunge recorded a $20 million accumulated benefit obligation related to certain postretirement medical costs required to be paid by employers under Brazilian law as a result of recent court decisions which have impacted employer interpretations of the related laws and regulations.

	U.S.-Pension Benefits Three Months Ended September 30,		Foreign-Pension Benefits Three Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$2	$3	$1	$1
Interest cost	5	5	9	8
Expected return on plan assets	(5)	(5)	(10)	(10)
Recognized prior service cost	–	–	–	–
Recognized net loss	1	1	–	1
Net periodic benefit cost	$3	$4	$–	$–

	U.S.-Pension Benefits Nine Months Ended September 30,		Foreign-Pension Benefits Nine Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$8	$8	$3	$3
Interest cost	15	14	27	24
Expected return on plan assets	(15)	(14)	(29)	(30)
Recognized prior service cost	1	1	1	1
Recognized net loss	1	2	–	1
Net periodic benefit cost	$10	$11	$2	$(1)

	U.S.-Postretirement Benefits Three Months Ended September 30,		Foreign-Postretirement Benefits Three Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$–	$–	$–	$1
Interest cost	–	–	1	2
Recognized net loss	–	–	–	2
Net periodic benefit cost	$–	$–	$1	$5

	U.S.-Postretirement Benefits Nine Months Ended September 30,		Foreign-Postretirement Benefits Nine Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Service cost	$–	$–	$1	$1
Interest cost	1	1	2	6
Recognized net loss	–	–	–	8
Net periodic benefit cost	$1	$1	$3	$15

In the nine months ended September 30, 2008, Bunge made contributions to its U.S. defined benefit pension plans totaling approximately $23 million, which includes a contribution to meet the minimum funding requirements under the Pension Act of 2006 and to its foreign defined benefit pension plans totaling approximately $7 million.  In the nine months ended September 30, 2007, Bunge made contributions totaling approximately $14 million to its U.S. defined benefit pension plans and approximately $4 million to its foreign defined benefit pension plans.

In the nine months ended September 30, 2008, Bunge made contributions totaling approximately $1 million and $4 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the nine months ended September 30, 2007, Bunge made contributions totaling approximately $2 million to its U.S. and approximately $2 million to its foreign postretirement benefit plans.

13.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at September 30, 2008 and December 31, 2007 are the following accrued liabilities:

(US$ in millions)	September 30, 2008	December 31, 2007
Tax claims	$199	$175
Labor claims	111	103
Civil and other claims	126	81
Total	$436	$359

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

In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws.  In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at Bunge’s subsidiary’s office in Rome, Italy.  No other Bunge offices were inspected.  The European Commission’s investigation is at a preliminary stage and therefore, Bunge is, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against Bunge.  Bunge is cooperating with the European Commission in relation to this investigation.

Guarantees—Bunge has issued or was a party to the following guarantees at September 30, 2008:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$ 14
Customer financing (2)	181
Total	$195

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

(2)           Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2008, $144 million of these financing arrangements were collateralized by tangible property.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements.  The fair value of these guarantees is recorded in accrued liabilities at September 30, 2008.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2008, debt with a carrying amount of $3,429 million related to these guarantees is included in Bunge’s consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Also, one of Bunge’s subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries.  The total debt outstanding as of September 30, 2008 was $92 million and was recorded as long-term debt in Bunge’s condensed consolidated balance sheet.

14.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Net income	$ 234	$351	$1,274	$ 533
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense	(936)	215	(416)	557
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax of $26 and $13 (2008), $(1) and $(7) (2007)	(54)	5	(27)	16
Unrealized gains (losses) on investments, net of tax of $0 and $2 (2008), $1 and $4 (2007)	–	2	(5)	8
Reclassification of realized net (gains) losses to net income, net of tax of $(2) and $5 (2008), $1 and $5 (2007)	4	(1)	(7)	(7)
Total comprehensive income (loss)	$(752)	$572	$ 819	$1,107

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

Bunge has 862,455 mandatory convertible preference shares outstanding as of September 30, 2008.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 31, 2010, each mandatory convertible preference share will automatically convert into between 8.219 and 9.6984 of Bunge Limited common shares, subject to certain anti-dilution adjustments, depending on the average daily volume weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 31, 2010, each mandatory convertible preference share is convertible, at the holder’s option, at the minimum conversion rate of 8.219 common shares (which as of September 30, 2008 represents 7,088,518 Bunge Limited common shares, subject to certain anti-dilution adjustments).

In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of September 30, 2008.  Each convertible perpetual preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, initially into approximately 1.0846 Bunge Limited common shares (which represents 7,483,740 Bunge Limited common shares), based on an initial conversion price of $92.20 per convertible preference share, subject in each case to certain anti-dilution adjustments.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2008	2007	2008	2007
Net income	$234	$351	$1,274	$533
Convertible preference share dividends	(19)	(8)	(58)	(25)
Net income available to common shareholders	$215	$343	$1,216	$508
Weighted average number of common shares outstanding:
Basic	121,616,824	120,854,591	121,494,029	120,607,259
Effect of dilutive shares:
–Stock options and awards	1,649,876	1,456,602	1,567,986	1,414,801
–Convertible preference shares	14,572,370	7,483,740	14,572,541	7,483,740
Diluted (1)	137,839,070	129,794,933	137,634,556	129,505,800
Earnings per common share:
Basic	$1.77	$2.84	$10.01	$4.21
Diluted	$1.70	$2.70	$ 9.26	$4.12

(1)          Approximately 1 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2008.  Approximately 2 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007, respectively.

16.          SEGMENT INFORMATION

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended September 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit or net income.  As a result, amounts for the three and nine months ended September 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

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

The following table shows the amounts originally reported in Bunge’s quarterly condensed consolidated financial statements and the corrected amounts for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(US$ in millions)	As Reported	As Corrected	As Reported	As Corrected
Agribusiness	$9,663	$6,736	$23,396	$18,027
Fertilizer	1,256	1,239	2,664	2,646
Edible oil products	1,384	1,388	3,782	3,771
Milling products	373	366	944	926
Total net sales	$12,676	$9,729	$30,786	$25,370

Agribusiness	$9,125	$6,198	$22,485	$17,116
Fertilizer	1,011	994	2,182	2,164
Edible oil products	1,305	1,309	3,550	3,539
Milling products	328	321	830	812
Total cost of goods sold	$11,769	$8,822	$29,047	$23,631

In 2008, Bunge re-evaluated the profitability measure of its reportable segments’ operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax.  As a result, amounts for the three and nine months ended September 30, 2007 have been restated to conform to the current year presentation.

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

The “Other” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments and inter segment eliminations.  Transfers between the segments are generally valued at market.  The revenues generated from these transfers are shown in the following table as “Inter—segment revenues.”

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other (1)	Total
Three Months Ended September 30, 2008
Net sales to external customers	$10,152	$1,899	$2,232	$514	$–	$14,797
Inter–segment revenues	2,072	36	40	2	(2,150)	–
Gross profit	534	543	84	48	–	1,209
Foreign exchange losses	(192)	(270)	(9)	–	–	(471)
Equity in earnings of affiliates	7	2	4	1	–	14
Minority interest	(6)	(112)	(4)	–	32	(90)
Other income (expense)	1	(1)	(2)	1	–	(1)
Segment earnings before interest and tax (2)	170	84	(29)	22	–	247
Depreciation, depletion and amortization	(48)	(44)	(20)	(5)	–	(117)
Interest income	11	37	1	–	8	57
Interest expense	(70)	(6)	(16)	(5)	–	(97)
Three Months Ended September 30, 2007
Net sales to external customers	$6,736	$1,239	$1,388	$366	$–	$9,729
Inter–segment revenues	1,603	11	56	13	(1,683)	–
Gross profit	538	245	79	45	–	907
Foreign exchange gains (losses)	19	33	5	(1)		56
Equity in earnings of affiliates	(2)	–	6	2	–	6
Minority interest	(1)	(80)	2	–	22	(57)
Other income (expense)	–	(4)	(1)	–	–	(5)
Segment earnings before interest and tax (2)	381	112	17	22	–	532
Depreciation, depletion and amortization	(38)	(37)	(15)	(5)	–	(95)
Interest income	9	17	1	–	17	44
Interest expense	(90)	(4)	(7)	(1)	–	(102)

Nine Months Ended September 30, 2008
Net sales to external customers	$28,894	$4,875	$6,411	$1,451	$–	$41,631
Inter–segment revenues	6,568	169	99	6	(6,842)	–
Gross profit	1,743	1,314	306	164	–	3,527
Foreign exchange gains	(33)	(169)	(4)	–	–	(206)
Equity in earnings of affiliates	9	6	9	3	–	27
Minority interest	(23)	(294)	(7)	–	92	(232)
Other income (expense)	(20)	(4)	10	1	–	(13)
Segment earnings before interest and tax (2)	1,035	610	36	86	–	1,767
Depreciation, depletion and amortization	(144)	(130)	(56)	(14)	–	(344)
Interest income	42	89	3	1	24	159
Interest expense	(208)	(15)	(46)	(16)	–	(285)
Nine Months Ended September 30, 2007
Net sales to external customers	$18,027	$2,646	$3,771	$926	$–	$25,370
Inter–segment revenues	3,595	17	110	26	(3,748)	–
Gross profit	911	482	232	114	–	1,739
Foreign exchange gains (losses)	83	94	5	(4)	–	178
Equity in earnings of affiliates	(10)	(1)	16	2	–	7
Minority interest	(12)	(153)	2	–	59	(104)
Other income (expense)	5	(4)	(3)	–	–	(2)
Segment earnings before interest and tax (2)	526	219	41	48	–	834
Depreciation, depletion and amortization	(108)	(107)	(44)	(12)	–	(271)
Interest income	23	48	2	1	38	112
Interest expense	(211)	(14)	(23)	(3)	–	(251)

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

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Total segment earnings before interest and tax	$247	$532	$1,767	$834
Interest income	57	44	159	112
Interest expense	(97)	(102)	(285)	(251)
Income tax	(5)	(145)	(459)	(221)
Minority interest share of interest and tax	32	22	92	59
Net income	$234	$351	$1,274	$533

17.          SUBSEQUENT EVENT

In October 2008, Bunge acquired a 60% interest in a sugar cane mill in Brazil for a total purchase price of approximately $54 million.  In addition, in October 2008, Bunge acquired a 50% interest in the owner/operator of Phu My Port in Vietnam through the acquisition of 100% of SSI Logistics , which owns a 50% interest in the owner/operator of Phu My Port, for approximately 11 million euros.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance: governmental policies and laws affecting our business, including agricultural and trade policies, as well as biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; availability and demand for the commodities and other products that we sell and use in our business; industry conditions, including competition and cyclicality of the oilseed processing industry, commodities market conditions, weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial market, political, social, and health conditions; and other factors affecting our business generally.

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

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2008 Overview

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries’ financial statements and foreign currency transactions affect our results.  Local currency-based subsidiary statements of income and cash flows are translated monthly into U.S. dollars for consolidation purposes based on weighted average exchange rates during the period.  Therefore, fluctuations of local currencies versus the U.S. dollar during a reporting period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods.  Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss).

Additionally, we record transaction gains or losses on monetary assets and liabilities of our foreign subsidiaries that are denominated in U.S. dollars.  These U.S. dollar-denominated amounts must be remeasured into their respective subsidiary functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the subsidiary’s statement of income and therefore in our consolidated statements of income as a foreign exchange gain (loss).

From time to time we also enter into derivative financial instruments, such as foreign currency forward contracts, swaps and options, to limit exposures to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities and our local currency operating expenses. These derivative instruments are marked-to-market, with changes in their fair value recognized as a component of foreign exchange in our consolidated statements of income. We may also hedge other foreign currency exposures as deemed appropriate.

During the third quarter of 2008, the U.S. dollar strengthened against most global currencies, reversing the weakening dollar trend that began in early 2007.  In particular, the Brazilian real devalued by 17% against the U.S. dollar during the third quarter of 2008 compared to an appreciation of the real by 5% against the U.S. dollar during the third quarter of 2007.  The devaluation of the Brazilian real resulted in transaction losses during the third quarter of 2008 primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries.  During the nine months ended September 30, 2008, the Brazilian real devalued by 7% against the U.S. dollar compared to an appreciation of 16% against the U.S. dollar during the same nine-month period of 2007.  These transaction gains and losses, as well as the translation of functional currency costs and expenses at monthly average exchange rates impact the comparison of our financial statements between periods.

During the third quarter of 2008, the average Brazilian real-U.S. dollar exchange rate was R$1.6680 compared to R$1.9160 during the third quarter of 2007, which represented a 13% strengthening in the average value of the real versus the U.S. dollar.  During the nine-month period of 2008, the average real-U.S. dollar exchange rate was R$1.6865 compared to R$2.0024 during the same nine-month period of 2007, which represented a 16% strengthening in the average value of the real versus the U.S. dollar.  The effect of the stronger real in the third quarter and the first nine-month period of 2008 compared to the same respective periods of 2007 was an increase in translated local currency costs and expenses.

Segment Overview

Agribusiness oilseed processing results were slightly lower in the quarter, as higher margins were more than offset by lower volumes.  Softseed processing results in Europe and Canada were strong in the quarter, whereas demand for soybean products weakened due to reduced demand for animal feed inputs in certain regions.  Slow farmer selling in the U.S. and Brazil due in part to volatility of commodity and currency prices, as well as harvest delays in the U.S. contributed to lower results in grain origination.  Lower distribution results reflected margins that returned to more normal levels from the higher margins experienced in the third quarter of last year.  Risk management strategies worked well during a volatile period in commodity prices.  Third quarter EBIT included a $60 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil that were accrued and paid in past years.

Fertilizer volumes were down in the quarter primarily due to soybean and corn farmers accelerating purchases in the first half of the year and a tight credit environment for farmers.  Higher margins were more than offset by $215 million of foreign exchange losses resulting from the devaluation of the Brazilian real on U.S. dollar-denominated financing of working capital.  Unlike in agribusiness where inventories are marked-to-market, the offsetting gain on fertilizer inventories is expected to occur in future quarters when the inventories are sold.  Minority interest increased in the quarter due to higher results at Fosfertil.

Edible oil products volumes increased in the quarter.  Results declined primarily due to high raw material costs in Europe as a result of crude vegetable oil inventories purchased prior to the recent price declines.

Milling products’ results benefited from higher margins in wheat milling, which were offset by lower volumes in corn milling.

Segment Results

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the period ended September 30, 2007 and as disclosed in Bunge’s 2007 Annual Report on Form 10-K, Bunge corrected errors in its previously issued 2007 unaudited quarterly condensed consolidated financial statements.  The errors, which resulted in an overstatement of net sales and costs of goods sold, had no effect on Bunge’s previously reported volumes, gross profit or net income.  As a result, amounts for the three and nine months ended September 30, 2007 contained in this Quarterly Report on Form 10-Q have been restated.

In 2008, Bunge re-evaluated the profitability measure of its segments’ operating performance and has determined that segment operating performance based on segment earnings before interest and tax is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax.  As a result, amounts for the three and nine months ended September 30, 2007 have been restated to conform to current year presentation.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)	2008	2007	Change	2008	2007	Change
Volumes (in thousands of metric tons):
Agribusiness	29,683	31,168	(5)%	86,501	86,261	–%
Fertilizer	3,082	4,033	(24)%	8,748	9,529	(8)%
Edible oil products	1,452	1,418	2%	4,281	4,069	5%
Milling products	1,004	1,097	(8)%	2,972	3,010	(1)%
Total	35,221	37,716	(7)%	102,502	102,869	–%
Net sales:
Agribusiness	$10,152	$6,736	51%	$28,894	$18,027	60%
Fertilizer	1,899	1,239	53%	4,875	2,646	84%
Edible oil products	2,232	1,388	61%	6,411	3,771	70%
Milling products	514	366	40%	1,451	926	57%
Total	$14,797	$9,729	52%	$41,631	$25,370	64%
Cost of goods sold:
Agribusiness	$(9,618)	$(6,198)	55%	$(27,151)	$(17,116)	59%
Fertilizer	(1,356)	(994)	36%	(3,561)	(2,164)	65%
Edible oil products	(2,148)	(1,309)	64%	(6,105)	(3,539)	73%
Milling products	(466)	(321)	45%	(1,287)	(812)	58%
Total	$(13,588)	$(8,822)	54%	$(38,104)	$(23,631)	61%
Gross profit:
Agribusiness	$534	$538	(1)%	$1,743	$911	91%
Fertilizer	543	245	122%	1,314	482	173%
Edible oil products	84	79	6%	306	232	32%
Milling products	48	45	7%	164	114	44%
Total	$1,209	$907	33%	$3,527	$1,739	103%
Selling, general and administrative expenses:
Agribusiness	$(174)	$(173)	1%	$(641)	$(451)	42%
Fertilizer	(78)	(82)	(5)%	(243)	(199)	22%
Edible oil products	(102)	(74)	38%	(278)	(211)	32%
Milling products	(28)	(24)	17%	(82)	(64)	28%
Total	$(382)	$(353)	8%	$(1,244)	$(925)	34%
Foreign exchange gains (losses):
Agribusiness	$(192)	$19		$(33)	$83
Fertilizer	(270)	33		(169)	94
Edible oil products	(9)	5		(4)	5
Milling products	–	(1)		–	(4)
Total	$(471)	$56		$(206)	$178
Equity in earnings of affiliates:
Agribusiness	$7	$(2)	450%	$9	$(10)	190%
Fertilizer	2	–	100%	6	(1)	700%
Edible oil products	4	6	(33)%	9	16	(44)%
Milling products	1	2	(50)%	3	2	50%
Total	$14	$6	133%	$27	$7	286%
Minority interest:
Agribusiness	$(6)	$(1)	500%	$(23)	$(12)	92%
Fertilizer	(112)	(80)	40%	(294)	(153)	92%
Edible oil products	(4)	2	(300)%	(7)	2	(450)%
Milling products	–	–	–%	–	–	–%
Total	$(122)	$(79)	54%	$(324)	$(163)	99%

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes and percentages)	2008	2007	Change	2008	2007	Change
Other income (expense):
Agribusiness	$1	$–	100%	$(20)	$5	(500)%
Fertilizer	(1)	(4)	(75)%	(4)	(4)	–%
Edible oil products	(2)	(1)	100%	10	(3)	433%
Milling products	1	–	100%	1	–	100%
Total	$(1)	$(5)	(80)%	$(13)	$(2)	550%
Segment earnings before interest and tax:
Agribusiness	$170	$381	(55)%	$1,035	$526	97%
Fertilizer	84	112	(25)%	610	219	179%
Edible oil products	(29)	17	(271)%	36	41	(12)%
Milling products	22	22	–%	86	48	79%
Total (1)	$247	$532	(54)%	$1,767	$834	112%
Depreciation, depletion and amortization:
Agribusiness	$(48)	$(38)	26%	$(144)	$(108)	33%
Fertilizer	(44)	(37)	19%	(130)	(107)	22%
Edible oil products	(20)	(15)	33%	(56)	(44)	27%
Milling products	(5)	(5)	–%	(14)	(12)	17%
Total	$(117)	$(95)	23%	$(344)	$(271)	27%
Interest income:
Agribusiness	$11	$9	22%	$42	$23	83%
Fertilizer	37	17	118%	89	48	85%
Edible oil products	1	1	–%	3	2	50%
Milling products	–	–	–%	1	1	–%
Total	$49	$27	81%	$135	$74	82%
Interest expense:
Agribusiness	$(70)	$(90)	(22)%	$(208)	$(211)	(1)%
Fertilizer	(6)	(4)	50%	(15)	(14)	7%
Edible oil products	(16)	(7)	129%	(46)	(23)	100%
Milling products	(5)	(1)	400%	(16)	(3)	433%
Total	$(97)	$(102)	(5)%	$(285)	$(251)	14%

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

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2008	2007	2008	2007
Reconciliation of total segment earnings before interest and tax:
Total segment earnings before interest and tax	$ 247	$ 532	$ 1,767	$ 834
Interest income	57	44	159	112
Interest expense	(97)	(102)	(285)	(251)
Income tax	(5)	(145)	(459)	(221)
Minority interest share of interest and tax	32	22	92	59
Net income	$ 234	$ 351	$ 1,274	$ 533

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Agribusiness Segment.  Agribusiness segment net sales increased 51% primarily due to historically high market prices for agricultural commodities that continued until sharp market price declines in September 2008.  Volumes decreased 5% primarily as a result of slow farmer selling in the U.S. and Brazil due to volatility of commodity prices and currency rates and due to harvest delays in the U.S.  Softer demand for feed inputs in certain regions also reduced volumes in our oilseed processing and distribution operations.

Cost of goods sold increased 55% primarily due to historically high market prices experienced during most of the third quarter of 2008 for agricultural commodities and energy.  Partially offsetting higher costs was the positive impact of the Brazilian real devaluation on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar held by our Brazilian subsidiary.

Gross profit decreased 1% due to lower volumes, lower grain origination and distribution margins, which returned to more normal levels compared with the third quarter of 2007, and higher raw material and energy costs. These negative effects were partially offset by stronger softseed margins in Eastern Europe and Canada and the impact of the Brazilian real devaluation on the mark-to-market valuation of readily marketable inventories in Brazil.

SG&A expenses increased 1% when compared to the same quarter of 2007 primarily due to the foreign exchange translation impact on local currency costs of our foreign subsidiaries when translated into U.S. dollars and higher expenses related to business growth and new product lines, such as sugar.  SG&A included a $60 million credit in the third quarter of 2008 resulting from a favorable ruling related to certain transactional taxes in Brazil.

Foreign exchange losses of $192 million in the third quarter of 2008 related primarily to the impact of the real devaluation on U.S. dollar financing of working capital in Brazil, compared to gains of $19 million in the third quarter of 2007 when the real appreciated during the quarter.  Foreign exchange losses in the third quarter of 2008 were substantially offset by foreign exchange gains included in gross profit resulting from the impact of the Brazilian real devaluation on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar.

Equity in earnings of affiliates for the third quarter of 2008 increased as a result of the start-up of operations in June 2008 of one of our North American biofuel joint ventures, higher results in Solae, our soy specialty food ingredients joint venture with DuPont, and better performance in our Argentine port terminals and soybean processing joint ventures.

Minority interest increased, primarily as a result of higher results in non-wholly owned subsidiaries in Poland.

Segment EBIT decreased $211 million for the three months ended September 30, 2008 from $381 million for the three months ended September 30, 2007 largely due to lower gross profit.  Included in EBIT for the third quarter of 2008 was the $60 million transactional tax credit discussed above.

Fertilizer Segment.  Fertilizer segment net sales increased 53% in the third quarter of 2008 compared with the same period of last year due to historically high international fertilizer prices which continued to increase during the quarter although at a slower pace than in previous quarters of this year.  The increase in sales resulting from higher prices more than offset a decline in volumes caused by soybean and corn farmers accelerating normal seasonal purchases from the second half of the year into the first half of 2008, as well as a tight credit environment for farmers in Brazil during the third quarter of 2008.

Cost of goods sold increased 36% compared with the third quarter of 2007 despite the reduction in volumes due to higher international prices of fertilizer raw materials.  Costs were also affected by higher maintenance costs at Fosfertil, higher depreciation expense and foreign exchange translation of local currency costs into U.S. dollars.

Gross profit increased 122% due to better margins as a consequence of higher international prices, which more than offset lower volumes and higher costs.

SG&A expenses decreased 5% primarily as a result of lower bad debt expenses and fiscal provisions in the third quarter of 2008 compared with the same period of 2007 as well as from the elimination of certain Brazilian transactional taxes in December 2007.  These lower costs for 2008 were partially offset by the foreign exchange translation of local currency expenses into U.S. dollars and higher employee related costs.

Foreign exchange losses of $270 million were caused primarily by the Brazilian real devaluation during  the third quarter of 2008 compared with a gain of $33 million during the third quarter of 2007 when the Brazilian real appreciated.  The exchange losses included approximately $215 million related to U.S. dollar-denominated financing of working capital.  The offsetting gain on fertilizer inventories is expected to occur in future quarters when these fertilizer inventories are sold.

Equity in earnings of affiliates was $2 million in the third quarter of 2008 compared to a break-even in the third quarter of 2007 due to higher results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Minority interest increased by 40% due to higher earnings at Fosfertil.

Segment EBIT decreased 25% primarily due to the foreign exchange losses in the third quarter of 2008 which more than offset the higher gross profit.  As previously discussed, these losses are expected to be recovered in future quarters when the inventories are sold.

Edible Oil Products Segment.  Edible oil products segment net sales were 61% higher than the third quarter of 2007 mainly due to higher average selling prices.  A 2% increase in volumes also contributed to the increase in net sales.

Cost of goods sold increased 64% primarily due to increased crude vegetable oil prices, which followed the higher prices of oilseeds and other commodities, and the 2% increase in sales volumes.  Costs in the third quarter of 2008 were negatively impacted by foreign exchange translation effects at our Brazilian and several of our European subsidiaries compared to the third quarter of 2007.

Gross profit increased 6% as higher average selling prices and volumes were partially offset by lower margins in some European regions, where increases in selling prices did not keep pace with raw material cost increases due largely to government price controls to manage inflation and to a strong competitive environment.

SG&A expenses increased 38% due to the foreign exchange translation of local currency expenses into U.S. dollars, the growth of our edible oil business in Europe and Asia and higher employee related costs.

Foreign exchange losses were $9 million in the third quarter of 2008 compared to gains of $5 million in the third quarter of 2007, primarily due to the impact of the devaluation of the Brazilian real and several European currencies on the U.S. dollar- denominated financing of working capital compared to gains resulting from Brazilian real appreciation in the third quarter of 2007.

Equity in earnings of affiliates was 33% lower than the third quarter of 2007 due to lower results reported by Saipol, our European joint venture engaged in the sale of branded bottled oil, which experienced particularly strong profitability during the third quarter of 2007.

Minority interest increased due to higher results in non-wholly owned subsidiaries in Poland.

Segment EBIT was a loss of $29 million compared with earnings of $17 million in the third quarter of 2007. The higher segment gross profit was more than offset by higher SG&A expenses, lower earnings from affiliates and foreign exchange losses.

Milling Products Segment.  Milling products segment net sales increased 40% due to higher average prices of wheat, corn and related products.  This improvement in prices more than offset the 8% reduction in volumes resulting from  lower corn product sales to U.S. government food aid programs and lower volumes in wheat milling in Brazil.

Cost of goods sold increased 45%, despite the 8% reduction in volumes, primarily due to higher prices of corn and wheat raw materials.  In addition, costs for the third quarter of 2008 were negatively impacted by the foreign exchange translation of Brazilian real expenses.

Gross profit increased 7% as a result of higher net sales.

SG&A expenses increased 17% primarily due to the foreign exchange translation of Brazilian real denominated expenses and higher professional fee expenses.

Segment EBIT in the third quarter of 2008 was flat compared to the third quarter of 2007 as higher gross profit was largely offset by higher SG&A.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended September 30,
(US$ in millions, except percentages)	2008	2007	Change
Interest income	$57	$44	30%
Interest expense	(97)	(102)	(5)%

Interest income increased 30% primarily due to higher average interest bearing cash balances.  Interest expense decreased 5% due to lower average borrowings resulting from lower working capital requirements as a result of the decline in commodity prices and lower interest rates in the three months ended September 30, 2008.

Income Tax Expense.  Income tax expense decreased $140 million to $5 million in the three months ended September 30, 2008 from $145 million in the three months ended September 30, 2007.  The effective tax rate for the three months ended September 30, 2008 was 2% compared to 27% for the three months ended September 30, 2007.  The decrease related primarily to a higher percentage of earnings in lower tax rate jurisdictions and a Hungarian investment tax credit of $15 million.

Net Income.  Net income decreased $117 million to $234 million in the three months ended September 30, 2008 from $351 million in the three months ended September 30, 2007.  Net income for the three months ended September 30, 2008 included a $41 million after tax credit that related to certain transactional taxes in Brazil.  Net income for the three months ended September 30, 2007 included impairment and restructuring charges of $2 million, net of tax.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Agribusiness Segment.  Agribusiness segment net sales increased 60% primarily due to historically high market prices for most agricultural commodities and commodity products in our portfolio.  Volumes were slightly above last year as higher export volumes from the United States and Brazil in the first half of 2008, driven by reduced Argentine exports as a result of a dispute between the government and the farming sector in Argentina, were largely offset by lower volumes in the third quarter of 2008.  The lower volumes in the third quarter of 2008 were mainly due to slow farmer selling in the U.S. and Brazil, U.S. harvest delays and soft demand for feed inputs in certain regions which impacted volumes in our distribution and oilseed processing operations.

Cost of goods sold increased 59% primarily due to historically high agricultural commodity prices, higher energy costs, and the foreign exchange translation of local currency costs into U.S. dollars.  Partially offsetting these increases was a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil in the second quarter of 2008 and the positive impact of the Brazilian real devaluation on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar held by our Brazilian subsidiary.  Cost of goods sold in 2007 included $5 million of impairment and restructuring charges.

Gross profit increased 91% as a result of strong margins across most of our agribusiness portfolio particularly in the first half of the year. The transactional tax credit of $117 million and the positive impact of the Brazilian real devaluation on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar held by our Brazilian subsidiary also contributed significantly to gross profit.

SG&A expenses increased 42% in the nine month period of 2008 compared to the nine month period of 2007 due to higher employee related costs, the impact of foreign exchange translation of local currency costs into U.S. dollars, increased new business costs and higher bad debt expenses, particularly in the first quarter of 2008, which included $31 million that related to farmer advances in Paraguay.  SG&A expenses included a $60 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Foreign exchange losses of $33 million in the first nine months of 2008 reflected the impact of the Brazilian real devaluation on the U.S. dollar-denominated financing of working capital in Brazil, when compared to gains of $83 million in 2007.  Foreign exchange gains and losses were substantially offset by the foreign exchange impact on the mark-to-market valuation of readily marketable commodity inventories at market prices that are linked to the U.S. dollar and are included in cost of goods sold.

Equity in earnings of affiliates was $9 million in the first nine months of 2008 due to higher results in our biodiesel joint venture in Europe and in our Argentine port terminals and soybean processing joint ventures, partially offset by start-up expenses in 2008 at one of our ethanol joint ventures in North America that became operational in June 2008.  Reported losses of $10 million from affiliates in the first nine months of 2007 related primarily to Solae’s recording of an income tax valuation allowance against certain foreign deferred tax assets and a charge related to a product liability claim.

Minority interest increased 92% due to higher results in non-wholly owned subsidiaries, particularly in oilseed processing in Poland.

Other expense for the nine months ended September 30, 2008 was $20 million compared with $5 million of other income for the same period of 2007.  Other expense for 2008 included a provision of $19 million for an adverse ruling received during the first quarter related to a Brazilian social security claim against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT increased to $1,035 million from $526 million last year primarily due to strong margins across most of our agribusiness operations mainly in the first half of the year and the Brazilian transactional tax credit of $177 million, partially offset by higher SG&A expenses and foreign exchange losses.

Fertilizer Segment.  Fertilizer segment net sales increased 84% due to higher international fertilizer prices.  The increase from higher prices more than offset an 8% reduction in volumes caused by lower demand and farmer credit constraints in Brazil during the third quarter of 2008.

Cost of goods sold increased 65% primarily as a result of higher international prices of fertilizer raw materials.  Cost of goods sold also increased due to currency translation effects, and higher energy, freight and maintenance costs.

Gross profit increased 173% due to the positive impact of higher international prices, which more than offset the increased raw material and manufacturing costs and the reduction in volumes.

SG&A expenses increased 22% as a result of the foreign exchange translation of Brazilian real costs into U.S. dollars and higher employee related costs.  Expenses also were included increased fiscal and civil provisions during the nine months ended September 30, 2008.  These expense increases were partially offset by lower bad debt expenses and by the elimination of certain Brazilian transactional taxes in December of 2007.

Foreign exchange losses were $169 million for the nine months ended September 30, 2008 compared to gains of $94 million for the same nine months of 2007 and are principally due to the Brazilian real devaluation during the first nine months of 2008, which was caused by the significant real devaluation in the third quarter.  The real appreciated during the first nine months of 2007.  The exchange losses are expected to be offset in gross profit as the fertilizer inventories are sold in future quarters.

Equity in earnings of affiliates was $6 million in the first nine months of 2008 compared to a loss of $1 million in the same period of 2007 due to higher results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Minority interest increased 92% due to higher earnings at Fosfertil compared to the first nine months of 2007.

Segment EBIT increased 179% primarily as a result of increased gross profit, which was only partially offset by higher SG&A and foreign exchange losses.

Edible Oil Products Segment.  Edible oil products segment net sales increased 70% mainly due to higher average selling prices as a result of increased crude vegetable oil prices.  Volumes also increased 5% largely driven by bulk and packaged oils in North America, margarine and mayonnaise in Brazil and expanded operations in our European edible oil business.  Expansion of our bottled oil business in China, which began in the fourth quarter of 2007, also contributed to the volume increase.

Cost of goods sold increased 73% as a result of increased crude vegetable oil prices, increased sales volumes and the foreign exchange translation of the local currency costs into U.S. dollars.

Gross profit increased 32% as a result of higher volumes and improved margins.  These factors were offset by higher raw material prices which could not be fully recovered especially in some European regions due to government price controls and strong competition.

SG&A expenses increased 32% primarily due to foreign exchange translation of local currency costs into U.S. dollars.  Higher employee related costs and support costs for business growth in Asia and Europe also increased SG&A expenses.

Foreign exchange losses were $4 million in the first nine months of 2008 compared to gains of $5 million in the same nine months of 2007 primarily due to the impact of the devaluation of the Brazilian real and several European currencies on the U.S. dollar-denominated financing of working capital.

Equity in earnings of affiliates decreased 44% in the first nine months of 2008 compared to the same nine months of 2007 due to losses at Saipol, Bunge’s European edible oil joint venture.

Minority interest increased due to higher results in non-wholly owned subsidiaries mainly in Poland.

Other income in the first nine months of 2008 included a $14 million gain on a land sale in North America.

Segment EBIT decreased to $36 million in the first nine months of 2008 from $41 million in the same nine months of 2007 as higher gross profit and other income were more than offset by higher SG&A expenses and foreign exchange losses.

Milling Products Segment.  Milling products segment net sales increased 57% primarily due to higher average prices for wheat, corn and related products.  This increase was partially offset by a 1% reduction in volumes.

Cost of goods sold increased 58% due to higher raw material costs and the foreign exchange translation of Brazilian real costs into U.S. dollars.  Cost of goods sold for 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit increased 44% as a result of higher net sales and the $11 million transactional tax credit in Brazil.

SG&A expenses increased 28% primarily due to the foreign exchange translation impact of the Brazilian real on local currency costs of our foreign subsidiary when translated into U.S. dollars, higher employee related costs and increased professional fees.

Segment EBIT increased to $86 million in the first nine months of 2008 from $48 million in the same nine months of 2007 mainly as a result of higher gross profit, which was only partially offset by increased SG&A.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended September 30,
(US$ in millions, except percentages)	2008	2007	Change
Interest income	$159	$112	42%
Interest expense	(285)	(251)	14%

Interest income increased 42% primarily due to higher average interest bearing cash balances.  Interest expense increased 14% due to higher average borrowings in the first half of 2008 resulting from higher working capital requirements as a result of increasing commodity prices that prevailed during the first half of 2008.

Income Tax Expense.  Income tax expense increased $238 million to $459 million in the nine months ended September 30, 2008 from $221 million in the nine months ended September 30, 2007.  The effective tax rate for the nine months ended September 30, 2008 was 24% compared to 26% for the nine months ended September 30, 2007.  The decrease related primarily to a higher percentage of earnings in lower tax rate jurisdictions.

Net Income.  Net income increased $741 million to $1,274 million in the nine months ended September 30, 2008 from $533 million in the nine months ended September 30, 2007.  Net income for the nine months ended September 30, 2008 included $131 million of after-tax credits that related to certain transactional tax recoveries in Brazil, while net income for the nine months ended September 30, 2007 included impairment and restructuring charges of $9 million, net of tax.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, our shareholders’ equity plus minority interest exceeded our long-lived assets by $3,912 million and $3,282 million, respectively, and our total debt to capitalization ratio was 31% and 34%, respectively.  Our current ratio, defined as current assets divided by current liabilities, was 1.56 and 1.64 at September 30, 2008 and December 31, 2007, respectively.

Cash and Readily Marketable Inventories.  Cash and cash equivalents were $1,494 million at September 30, 2008 and $981 million at December 31, 2007.  Of these amounts, $759 million and $449 million, respectively, was held at Fosfertil, a non-wholly owned, publicly traded subsidiary in Brazil, which is included in our consolidated financial statements.  Cash and cash equivalents at Fosfertil are generally not made available to reduce indebtedness incurred at other Bunge companies until a dividend distribution is made by Fosfertil.

Included in our inventories were readily marketable inventories of $3,142 million and $3,358 million at September 30, 2008 and December 31, 2007, respectively.  Readily marketable inventories are agricultural commodity inventories that can be readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories at September 30, 2008 decreased from December 31, 2007 primarily due to lower agricultural commodity prices and lower inventory levels as a result of a delayed harvest in the U.S.

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

Our short-term and long-term debt decreased by $254 million at September 30, 2008 from December 31, 2007, primarily due to strong cash flow generation during the period.  To finance working capital, we use cash flows generated from operations, short-term borrowings, including our commercial paper program, borrowings under various long-term bank facilities as well as proceeds from the issuance of senior notes.  Generally, during periods when commodity prices are rising, our operations require increased levels of working capital, which results in higher debt levels. Conversely, falling commodity prices generally cause working capital needs to contract, which in turn leads to lower debt levels.

At September 30, 2008, we had approximately $3,700 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, all of which was unused and available.  The following table summarizes our committed borrowing facilities and amounts borrowed under those facilities:

		Total Availability	Amount Outstanding
(US$ in millions)	Maturities	September 30, 2008	September 30, 2008	December 31, 2007
Commercial paper	2012	$ 600	$–	$153
Short-term revolving credit facilities	2008-2009	1,850	–	525
Long-term revolving credit facilities (1)	2010-2011	1,250	–	600
Total		$3,700	$–	$1,278

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

At September 30, 2008, we had no commercial paper outstanding under our $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million from a number of lending institutions.  These committed back-up bank credit lines mature in June 2012 and permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of up to $600 million.  The cost of borrowing under the committed back-up bank credit lines would be typically higher than the cost of borrowing under our commercial paper program.  At September 30, 2008, no borrowings were outstanding under these committed back-up bank credit lines.

In February 2008, we entered into a $250 million syndicated term loan with a group of lending institutions.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  We used the proceeds from this term loan to repay outstanding indebtedness.

In August 2008, we entered into several three-year bilateral term loans with various banks aggregating $475 million.  These bilateral term loans are fully-funded and carry interest rates based on LIBOR plus a spread ranging from 1.25-1.75%.  We intend to use proceeds from these bilateral term loans to repay outstanding indebtedness.

In September 2008, we entered into a ¥10 billion syndicated term loan agreement with a group of lending institutions.  The term loan bears interest at Yen LIBOR plus 1.40% based on our current credit ratings and matures in 2011.  The Japanese Yen term loan was funded in October 2008 and simultaneously swapped into U.S. dollars through a floating to floating currency and interest rate swap.  We intend to use the U.S. dollar proceeds to repay outstanding indebtedness.

During the nine months ended September 30, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions that matures in 2011.  The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to LIBOR plus 1.50% based on the credit ratings of our long-term unsecured debt at the time of borrowing.  Based on our current credit ratings, borrowings would bear interest at LIBOR plus 0.80%.  There were no borrowings outstanding under this facility at September 30, 2008.

We have a $1 billion 364-day committed revolving credit facility with a syndicate of banks that matures in November 2008.  We are currently in the process of refinancing that facility with a proposed new 364-day revolving credit facility in an anticipated amount of approximately $800 million.  In addition, we have $500 million of 4.375% senior notes maturing in December 2008.  We intend to repay these notes using available cash and borrowings under existing credit facilities.

In addition to the committed credit facilities discussed above, from time to time we enter into uncommitted short-term credit lines with lending institutions.  These credit lines are negotiated as we deem necessary based on our liquidity requirements.  At September 30, 2008, $150 million is outstanding under such short-term credit lines and is included in short-term debt in our condensed consolidated balance sheet.  There were no amounts outstanding under short-term credit lines at December 31, 2007.

Through our subsidiaries, we have various other short- and long-term debt facilities at fixed and variable interest rates denominated in U.S. dollars, Euros, Brazilian reais and other local currencies.  A summary of these facilities is shown in the table below.

(US$ in millions)	September 30, 2008	December 31, 2007
Short-term debt at subsidiaries	$629	$334
Long-term debt at subsidiaries	160	231
Total (1)	$789	$565

(1)                                  Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $60 million and $200 million at September 30, 2008 and December 31, 2007, respectively, have been mortgaged or otherwise collateralized against long-term debt of $28 million and $36 million at September 30, 2008 and December 31, 2007, respectively.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level.  We were in compliance with these covenants as of September 30, 2008.

On July 29, 2008, Moody’s revised the outlook on the Baa2 credit rating of our unsecured guaranteed senior notes to stable from negative.  In 2007, Fitch Ratings revised the outlook on the BBB credit rating of our unsecured guaranteed senior notes to stable from negative.  Also in 2007, S&P confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes.  Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Interest Rate Swap Agreements.  During the nine months ended September 30, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing our interest rate exposure associated with our $250 million three-year fixed rate term loan due 2011.  Under the terms of the interest rate swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on a fixed interest rate.  We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).

In addition, during the nine months ended September 30, 2008, we entered into interest rate basis swap agreements with an aggregate notional principal amount of $375 million for the purpose of swapping out of the LIBOR benchmark rate on $375 million of the $475 million three-year LIBOR rate term loans due 2011.  Under the terms of the basis swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on LIBOR.  The basis swap agreements are intended to mitigate our exposure to LIBOR rate settings that have recently risen sharply from benchmark interest rate levels.  These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No.133, and therefore we have not designated these swap agreements as hedge instruments.  As a result, changes in fair value of the basis swap agreements are recorded in earnings.

In January 2008, we terminated certain of our then outstanding interest rate swap agreements with an aggregate notional principal amount of $1,150 million maturing in 2014, 2015 and 2017, which corresponded with the maturity of the associated fixed rate senior notes, and received approximately $49 million in cash, which included a $48 million gain on the net settlement of the swap agreements.  The $48 million gain will be amortized to earnings over the remaining term of the debt.

Shareholders’ Equity.  Shareholders’ equity increased to $8,710 million at September 30, 2008 from $7,945 million at December 31, 2007, as a result of net income of $1,274 million, $7 million from the issuance of our common shares relating to the exercise of employee stock options, $56 million related to stock based compensation expense, $13 million related to an exchange of subsidiary stock from the merger of our subsidiaries in Poland, $13 million related to the sale of a 20% interest in two of our sugar projects in Brazil.  These increases were partially offset by $455 million of other comprehensive loss, which includes foreign exchange translation losses of $416 million, $135 million primarily relating to the dividends paid to common shareholders of $71 million and convertible preference share dividends of $64 million, of which $61 million was paid to our convertible preference shareholders during the nine months ended September 30, 2008.

Cash Flows

In the nine months ended September 30, 2008, our net cash and cash equivalents increased $513 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $480 million increase in our net cash and cash equivalents in the nine months ended September 30, 2007.

Our operating activities provided cash of $1,727 million in the nine months ended September 30, 2008, compared to cash used of $642 million in the same nine month period in 2007.

Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories.  Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline.  As a result, we are dependent on exchange traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and agricultural forward purchase contracts.  Typically, futures exchanges require daily settlements on outstanding futures positions.  As a result of the rising prices of agricultural commodities during the first half of 2008, we experienced significant cash payment obligations required to settle our daily outstanding net futures positions.  In addition, our food products raw material costs also increased during the first half of 2008 as a result of the higher commodity prices.  During the three months ended September 30, 2008, agricultural prices fell sharply, resulting in an inflow of cash during this three-month period due to the settlement of our daily outstanding net futures positions.

Historically, our operating activities use cash in the first half of the year due to purchases of the South American harvest, which occurs in March, April and May.  In addition, in the first half of the year we also build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are  calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss.  For the nine months ended September 30, 2008 and 2007, we had a $90 million loss and a $167 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash provided by (used for) operating activities in the line item “Foreign exchange gain on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $655 million in the nine months ended September 30, 2008, compared to cash used of $430 million in the same nine month period in 2007.  Payments made for capital expenditures for the nine months ended September 30, 2008 included investments in property, plant and equipment primarily relating to new construction as part of the expansion of our sugar-based ethanol business in Brazil as well as capital expenditures related to replacement of existing equipment in order to maintain current production capacity, efficiency improvements to reduce costs, equipment upgrades and other business expansion.

Acquisitions of businesses and intangible assets in the nine months ended September 30, 2008 included $19 million cash paid, net of cash received for our acquisition of a European margarine producer based in Germany.  During the three months ended September 30, 2008, we made certain other smaller acquisitions with an aggregate purchase price of approximately $42 million in cash.  We recorded goodwill of $14 million as a result of these acquisitions. In addition, in July 2008, we entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle PLC (Tate & Lyle).  The acquisition will be accomplished in two stages.  In the first stage, completed in July 2008, the operations and employees of Tate & Lyle’s international sugar trading business were transferred to us.  The purchase consideration attributable to this stage of the transaction is immaterial.  The working capital in the business will remain with, and be collected and paid by, Tate & Lyle through March 31, 2009, at which point it will be assumed by us upon final completion of the transaction.  The completion of the transaction is subject to certain customary conditions.

Investments in affiliates in the nine months ended September 30, 2008 included primarily a $61 million investment for a 50% ownership interest in Bunge Maroc Phosphore S.A. joint venture.  This joint venture was formed to produce fertilizers in Morocco for export primarily to markets in Latin America.  Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.  In the same nine month period in 2007, investments in affiliates included $31 million of increased investments in our biofuels joint ventures in North and South America.

Proceeds from the disposal of property, plant and equipment of $36 million in the nine months ended September 30, 2008 included $25 million received primarily from the sale of a grain elevator and a sale of land in North America.  Proceeds received in the same nine month period in 2007 were $18 million primarily from a sale of land.

Cash used for financing activities was $463 million in the nine months ended September 30, 2008, compared to cash provided of $1,512 million in the same nine-month period in 2007.  During the nine months ended September 30, 2008 we had a $230 million net repayment of debt and during the same nine months of 2007, we had net borrowings of $1,553 million, which primarily financed our working capital requirements.  Dividends paid to our common shareholders in the nine months ended September 30, 2008 were $64 million and $59 million in the same nine month period in 2007.  Dividends paid to holders of our convertible preference shares were $61 million in the nine months ended September 30, 2008 and $25 million in the same nine month period in 2007.

Brazilian Farmer Credit

Background.  We advance funds to farmer suppliers, primarily in Brazil, through secured advances to suppliers and prepaid commodity contracts.  We also sell fertilizer to farmer customers, primarily in Brazil, on credit as described below.  The ability of our customers and suppliers to repay these amounts is affected by farmer economic conditions in the relevant markets.  Brazilian farm economics in 2006 and 2005 were adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields.  Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including Bunge.  Although recent higher crop prices have contributed to an improvement in Brazilian farm economics beginning in 2007, some Brazilian farmers continue to face economic headwinds from high unpaid debt balances and a strong Brazilian real.  In addition, crop input prices increased significantly during 2007 and have continued to increase in 2008.  Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default.  In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real against the U.S. dollar.  From December 31, 2007 to September 30, 2008, the real devalued by 7%, decreasing the reported translated U.S. dollar balances.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  These guarantees are discussed under the heading “Guarantees” following this discussion.

The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	September 30, 2008	December 31, 2007
Trade accounts receivable (current)	$528	$526
Allowance for doubtful accounts (current)	31	22
Trade accounts receivable (non-current) (1) (2)	295	331
Allowance for doubtful accounts (non-current) (1)	164	189
Total trade accounts receivable (current and non-current)	823	857
Total allowance for doubtful accounts (current and non-current)	195	211
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	24%	25%

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

Interest earned on secured advances to suppliers of $10 million and $12 million for the three months ended September 30, 2008 and 2007, respectively, and $33 million and $42 million for the nine months ended September 30, 2008 and 2007, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	September 30, 2008	December 31, 2007
Prepaid commodity contracts	$117	$405
Secured advances to suppliers (current) (1)	359	379
Total (current)	476	784
Soybeans not yet priced (2)	(101)	(22)
Net	375	762
Secured advances to suppliers (non-current) (1) (3)	309	379
Total (current and non-current)	$684	$1,141
Allowance for uncollectible advances (4)	$(79)	$(52)

(1)                                  Included in the secured advances to suppliers (current) are advances equal to an aggregate of $41 million and $41 million at September 30, 2008 and December 31, 2007, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $30 million and $48 million at September 30, 2008 and December 31, 2007, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)                                  Soybeans yet to be priced at prevailing market prices at September 30, 2008.

(3)                                  Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $243 million and $245 million at September 30, 2008 and December 31, 2007, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

(4)                                  The increase in the allowance for uncollectible advances was primarily related to an advance of approximately $31 million to suppliers in Paraguay.

Guarantees

We have issued or were a party to the following guarantees at September 30, 2008:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$ 14
Customer financing (2)	181
Total	$195

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

(2)                          We have issued guarantees primarily to third parties in Brazil related to amounts owed these third parties by certain of its customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At September 30, 2008, $144 million of these financing arrangements were collateralized by tangible property.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements.  The fair value of these guarantees is recorded in accrued liabilities at September 30, 2008.

In addition, we have provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, our 100%-owned subsidiaries.  At September 30, 2008, debt with a carrying amount of $3,429 million related to these guarantees is included in our condensed consolidated balance sheets.  This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

One of our subsidiaries has provided a guarantee of indebtedness to one of its subsidiaries.  The total debt outstanding as of September 30, 2008 was $92 million, which was recorded as long-term debt in our condensed consolidated balance sheet.

Dividends

In the three months ended September 30, 2008, we paid a regular quarterly cash dividend of $0.19 per share on September 3, 2008 to common shareholders of record on August 15, 2008.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2008 to shareholders of record on August 15, 2008.  On October 1, 2008, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.19 per common share.  The dividend will be payable on December 2, 2008 to shareholders of record on November 18, 2008.  We also announced on that date that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on December 1, 2008 to shareholders of record on November 15, 2008.

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

Goodwill – We review our goodwill, which relates primarily to our agribusiness segment, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in the business climate; unanticipated competition; and/or slower growth rates, among others.  If the carrying value of goodwill exceeds its estimated fair value, impairment will be deemed to have occurred, and the carrying value of goodwill will be written down to fair value.  Accordingly, any determination requiring the write-down of a significant portion of goodwill would negatively affect our results of operations.

During the later part of the quarter ended September 30, 2008, our stock price declined and our market capitalization dropped below our book value.  We believe that these declines do not represent a permanent decline in the value of our business.  During the fourth quarter, we will conclude our annual assessment of whether there has been an impairment in the values of goodwill and other indefinite lived intangibles, including consideration of the implications of our lower stock price and market capitalization.

Recent Accounting Pronouncement Adoption – In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP No. FAS 157-3).  FSP No. FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides guidance to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. FAS 157-3 is effective upon issuance, including reporting for prior periods for which financial statements have not been issued.  Our adoption of FSP No. FAS 157-3 as of September 30, 2008 did not have a material impact on our condensed consolidated financial statements.

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 became effective for Bunge on January 1, 2008.  In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2).  FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business.  Additionally, our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these hedging instruments are subject to fluctuations in value, those fluctuations are generally offset by the value of the underlying exposures being hedged.  While the hedging positions are intended to minimize the volatility on operating profits, occasionally the hedging activity can result in earnings volatility, some of which may be material.

Credit and Counterparty Risk

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various over-the-counter derivative instruments that we utilize to manage risks inherent in our business activities.  We actively monitor counterparty risk through credit analysis and review by various credit committees.  We may record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

Because of the recent severe tightening of credit markets related to the ongoing global financial crisis and general deterioration in the global economy, credit and counterparty risks are heightened.  We are actively monitoring and managing these increased credit and counterparty exposures through, among other things, increased communications with key counterparties and management reviews.  We have also limited new credit extensions in certain cases and have expanded our use of exchange-cleared over-the-counter (OTC) derivative instruments where possible.

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

We enter into various derivative contracts, mainly exchange traded futures, with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations.  We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are a combination of position and value-at-risk (VAR) limits.  We measure and review our net commodities position on a daily basis.

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange-traded derivative instruments, including those used to hedge portions of our production requirements.  The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy.  VAR is calculated on the net position and monitored at the 95% and 99% confidence intervals.  In addition, scenario analysis is performed on the portfolio.  For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices.  The results of this analysis, which may differ from actual results, are as follows:

	Nine Months Ended September 30, 2008		Year Ended December 31, 2007
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$897	$90	$889	$89
Highest short position	(618)	(62)	(85)	(9)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs.  The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors.  We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities.  Our time charter agreements have terms ranging from two months to five years.  We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs.  The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

A substantial portion of the ocean freight derivatives have been designated as fair value hedges (in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) of our firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  For the three months and nine months ended September 30, 2008, we recognized in cost of goods sold in our condensed consolidated statements of income $480 million and $379 million, respectively, of losses on the firm commitments to purchase time on ocean freight vessels, which were offset by $480 million and $379 million, respectively, of gains on freight derivative contracts.  There was no material gain or loss recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2008 due to hedge ineffectiveness.

Recent declines in ocean freight rates during the third quarter of 2008, resulting largely from new shipping vessels put into use, the recent global economic slowdown and related tightening of credit markets and the impact on global demand for vessels from industries relying upon ocean freight, such as the steel industry, have put pressure on our ocean freight counterparties.  As discussed above, we are actively monitoring these counterparties and their expected ability to settle on freight derivatives as payments come due.  We have not experienced any significant payment defaults on these instruments in 2008.  Our ocean freight counterparties with respect to freight derivative instruments are generally owner/operators of ocean vessels or their affiliates, and are often also our counterparties on time or voyage charter agreements.

Effective September 30, 2008, we entered into an agreement to relet a portion of our long term time charter portfolio and also entered into certain associated freight forward agreements with a third party.  Bunge expects to recognize a gain on this transaction over the term of the agreement, which expires in 2010.  Deferred gains are included in other current and non-current liabilities as of September 30, 2008.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.  The balance of permanently invested intercompany borrowings was $1,401 million as of both September 30, 2008 and December 31, 2007.  Included in accumulated other comprehensive income (loss) are foreign exchange losses of $89 million in the nine months ended September 30, 2008 and $232 million foreign exchange gains for the year ended December 31, 2007, respectively, related to permanently invested intercompany loans.

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

(US$ in millions)	September 30, 2008	December 31, 2007
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(3,864)	$(2,770)
Market risk	(386)	(277)
Agricultural commodities inventories	2,362	1,926
Net currency short position, less agricultural commodities inventories (1)	(1,502)	(844)
Market risk (1)	$(150)	$(84)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(585)	$(354)
Market risk	(59)	(35)
Agricultural commodities inventories	567	362
Net currency (short) long position, less agricultural commodities inventories	(18)	8
Market risk	$(2)	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(593)	$(417)
Market risk	(59)	(42)
Agricultural commodities inventories	603	575
Net currency long position, less agricultural commodities inventories	10	158
Market risk	$1	$16

(1)                                  The market risk for the Brazilian Operations excludes fertilizer inventories of $2,125 million at September 30, 2008, which also provide a natural hedge to our currency exposure.

We use net investment hedges to offset the translation adjustments arising from remeasuring our investment in our Brazilian subsidiaries.  For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss).  At September 30, 2008 and December 31, 2007, we had outstanding cross currency swaps with a notional value of $76 million, for both periods, to hedge our net investment in Brazilian reais assets.  We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets.  The swaps mature December 2008.  At September 30, 2008, the fair value of these currency swaps was a loss of $10 million, which was recorded in other current liabilities in the condensed consolidated balance sheet.  At December 31, 2007, the fair value of these currency swaps was a loss of $17 million.  For the nine months ended September 30, 2008, we recorded a $7 million loss as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.  As of October 1, 2008, this net investment hedge has been undesignated as a net investment hedge and related fair value adjustments until this date will remain in accumulated other comprehensive income (loss) until such time underlying investments have been disposed of.

Interest Rate Risk

Interest Rate Derivatives—The interest rate swaps used by us as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded currently in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.  Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.

In the nine months ended September 30, 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing our interest rate exposure associated with our $250 million three-year fixed rate term loan due 2011. The principal terms of these transactions are shown in the table below.  Under the terms of the interest rate swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on a fixed interest rate.  We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
	2011	September 30, 2008
(US$ in millions)
Receive fixed / pay Federal Funds notional principal amount	$250	$4
Weighted average variable rate payable (1)	3.05%
Weighted average fixed rate receivable	4.33%

(1)                                  Interest is payable in arrears based on the average daily effective Federal Funds rate.

In addition, during the three months ended September 30, 2008, we entered into interest rate basis swap agreements with an aggregate notional principal amount of $375 million for the purpose of swapping out of the LIBOR benchmark rate on $375 million of the $475 million three-year LIBOR rate term loans due 2011.  Under the terms of the basis swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on LIBOR.  The basis swap agreements are intended to mitigate our exposure to LIBOR rate settings that have recently risen sharply from benchmark interest rate levels.  These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No.133, and therefore we have not designated these swap agreements as hedge instruments.  As a result, changes in fair value of the basis swap agreements are recorded in earnings.  The principal terms of the basis swap agreements as of September 30, 2008 are set forth in the table below:

	Maturity	Fair Value Gain
	2011	September 30, 2008
(US$ in millions)
Receive LIBOR / pay Federal Funds notional principal amount	$375	$3
Weighted average rate payable (1)	2.48%
Weighted average rate receivable (2)	3.16%

(1)    Interest is payable in arrears based on the average daily effective Federal Funds rate.

(2)    Interest is receivable in arrears based on LIBOR.

In January 2008, we terminated certain of our then outstanding interest rate swap agreements with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt.

During the nine months ended September 30, 2008, we entered into a $250 million syndicated term loan with a group of lending institutions.  The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011.  We used the proceeds from this term loan to repay outstanding indebtedness.  In the three months ended September 30, 2008, we entered into several three-year bilateral term loans with various banks aggregating $475 million.  These bilateral term loans are fully-funded and carry interest rates based on LIBOR plus a spread ranging from 1.25-1.75%.  We intend to use proceeds from these bilateral term loans to repay outstanding indebtedness.

In September 2008, we entered into a ¥10 billion syndicated term loan agreement with a group of lending institutions.  The term loan bears interest at Yen LIBOR plus 1.40% based on our current credit ratings and matures in 2011.  The Japanese Yen term loan was funded in October 2008 and simultaneously swapped into U.S. dollars through a floating to floating currency and interest rate swap.  We intend to use the U.S. dollar proceeds to repay outstanding indebtedness.

In addition, during the nine months ended September 30, 2008, we entered into a $650 million, three-year revolving credit facility with a number of lending institutions that matures 2011.  Borrowings under the revolving credit facility may be used for general corporate purposes.  The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to LIBOR plus 1.50% based on the credit ratings of our long-term unsecured debt at the time of borrowing.  Based on our current credit ratings, borrowings would bear interest at LIBOR plus 0.80%.  There were no borrowings outstanding under this facility at September 30, 2008.

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and
15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of two material weaknesses, which we have described below and in our 2007 Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting – The following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have occurred during the three months ended September 30, 2008:

•

Bunge Limited’s business units and corporate controller’s group continued the process of conducting full reviews of current policies, processes and procedures relating to the elimination of intercompany transactions and the implementation of systems changes as they relate to financial reporting.

•

Monthly reconciliations of general ledger balances for each of Bunge Limited’s subsidiaries with Bunge Limited’s consolidated reporting system are being and will continue to be performed and reviewed with follow-up by Bunge’s corporate controller’s group to ensure appropriate elimination of intercompany balances and transactions.

•

Bunge Limited’s business units and corporate controller’s group continued their full reviews of current policies, processes and procedures relating to analysis and assessment of the presentation and recording of existing sales transaction types.

Based on the results of these reviews to date, Bunge Limited is in the process of redesigning processes to enhance controls for each of its business units and its corporate controller’s group as necessary.

We expect to remediate the material weaknesses in our internal control over financial reporting by the year end of 2008.

PART II—OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws.  In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at our subsidiary’s office in Rome, Italy.  No other Bunge offices were inspected.  The European Commission’s investigation is at a preliminary stage and therefore, we are, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against us.  We are cooperating with the European Commission in relation to this investigation.

In February 2008, an attorney with Paraguay’s public attorney’s office filed criminal charges against our Paraguayan and Brazilian subsidiaries Bunge Paraguay S.A. and Bunge Alimentos S.A., and nine employees of those subsidiaries following a complaint by a group of Paraguayan companies alleging inappropriate debt collection actions in respect of approximately $31 million of secured advances to farmers owed to Bunge by such companies and disputed by the complainants.  The complaint was made after Bunge filed suit against the complainants and commenced legal collection efforts, including execution of collateral, to attempt to collect the debts owed to it.  During the three months ended September 30, 2008, the lower court ruled in Bunge’s favor on the collection suit and the farmer debtors have appealed.  To date, we have found no evidence that our subsidiaries or any of our employees have violated any Paraguayan law, or otherwise engaged in any wrongdoing in connection with these allegations.  We do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or business.

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.  Risk Factors” in our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

Risks Related to Liquidity and Capital Resources

We require significant amounts of capital to operate our business and fund capital expenditures.

Our working capital needs are seasonal and also fluctuate significantly based on the market prices of agricultural commodities. We are also required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, mines, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances and changing safety standards in our industry.  Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital.

If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of the current severe tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations.  In addition, the ongoing turmoil in the global credit markets could adversely impact our ability to refinance maturing debt or adversely impact the cost or other terms of such refinancing.  In addition, significant unbudgeted increases in our capital expenditures could adversely affect us.

At September 30, 2008, we had approximately $3,700 million available under various committed revolving credit agreements, pursuant to which banks who are party to these agreements are obligated to fund loans to us in accordance with the terms of those agreements.  Failure by one or more banks to honor their funding commitments to us as a result of such banks’ financial difficulties may adversely affect our ability to finance working capital and capital expenditures.

A global economic slowdown and turmoil in global financial markets could adversely affect our business and operating results.

The level of demand for our products is affected by global economic conditions.  A significant slowdown in global economic growth, including a recession in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations.

Additionally, the ongoing global financial crisis, deterioration in global economic conditions and severe tightening in the credit markets may adversely affect the financial viability of our customers, suppliers and other counterparties, which may negatively impact our financial position.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” for more information.

Risks Related to the Termination of the Proposed Merger with Corn Products

Termination of the merger agreement could negatively impact Bunge.

On November 10, 2008, we announced that we have terminated our merger agreement with Corn Products as a result of the withdrawal by the Corn Products Board of Directors of its recommendation in favor of the merger and its recommendation that its stockholders vote against the merger.  Between the announcement of our execution of the merger agreement and the termination of the merger agreement, we devoted substantial resources, including management time, to preparing for the closing of the merger and the post-closing integration of the two companies.  As a result of this focus on the proposed merger, our businesses may have been adversely impacted by failure to pursue other beneficial opportunities.  In addition, because of the termination of the merger agreement, we will not realize the anticipated benefits of completing the merger.  Also, our stock price may be adversely affected by the announcement of the termination of the merger agreement.

We have also incurred transaction costs related to the merger.  While we are entitled to be reimbursed by Corn Products for up to $10 million of our expenses in connection with the merger, such reimbursement is not expected to fully compensate us for the expenses we incurred in connection with the transaction.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.

OTHER INFORMATION

None.

Item 6.

EXHIBITS

(a)  The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: November 10, 2008	By:	/s/ JACQUALYN A. FOUSE
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