Form 10-K
period 2008-12-31
Bunge LTD
filed 2009-03-02
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or
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

         The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2008, as reported by the New York Stock Exchange, was approximately $12,940 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

         As of February 20, 2009, 121,646,580 Common Shares, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2009 Annual General Meeting of Shareholders to be held on May 8, 2009 are incorporated by reference into Part III.

i

Cautionary Statement Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical in nature. We have tried to identify these forward-looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:

  •
  industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials used in our business, fluctuations in energy and freight costs and competitive developments in our industries;

  •
  the effects of weather conditions and the outbreak of crop and animal disease on our business;

  •
  global and regional agricultural, economic, financial and commodities market, political, social and health conditions;

  •
  the outcome of pending regulatory and legal proceedings;

  •
  our ability to complete and benefit from acquisitions, dispositions, joint ventures and strategic alliances; and

  •
  changes in government policies, laws and regulations affecting our business, including agricultural and trade policies, tax regulations and biofuels legislation.

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

        We conduct our operations in three divisions: agribusiness, fertilizer and food products. These divisions include four reportable segments: agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe and China, and we have marketing and distribution offices throughout the world.

        Our fertilizer division is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of retail fertilizer products. The activities of our fertilizer division are primarily located in Brazil.

        Our food products division consists of two business segments: edible oil products and milling products. These segments include businesses that produce and sell food products such as edible oils, shortenings, margarines, mayonnaise and milled products such as wheat flours and corn-based products. The activities of our food products division are primarily located in North America, Europe, Brazil, China and India.

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

Agribusiness

        Overview.    Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we handle and/or process are oilseeds and grains, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food and animal feed industries.

        In addition to our principal agribusiness operations in oilseeds and grains, we also participate in the sugar and sugarcane-based ethanol industries through our sugar origination, trading and marketing business, as well as our sugarcane milling and ethanol production operations in Brazil. In 2008, we acquired the international sugar trading and marketing division of Tate & Lyle plc (Tate & Lyle), as well as a majority stake in a sugarcane ethanol mill that is currently under construction in the state of Mato Grosso do Sul, Brazil, which is expected to become initially operational in 2009 and which we then plan to expand. We also entered into two joint ventures with a subsidiary of Itochu Corp. to expand our existing Santa Juliana sugarcane and ethanol mill which is located in the state of Minas Gerais, Brazil and to jointly build a greenfield sugarcane and ethanol mill in the state of Tocantins, Brazil, which we expect to become initially operational in 2010.

        We also participate in the biodiesel and corn-based ethanol industries, generally as a minority investor in biofuels producers. Our Diester Industries International S.A.S. (DII) joint venture is a leading biodiesel producer in Europe with operations in Germany, Austria and Italy. We also have investments in biofuels companies in the United States, Argentina, Spain and Portugal. See "—Investments and Alliances" for more information. In connection with our biofuels investments, we typically seek to negotiate arrangements to supply the raw materials used in the biofuel production processes and to market certain of the products and by-products generated by biofuel production processes.

        Customers.    We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds and grains are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. As a result, our agribusiness operations benefit from global demand for meat products, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are edible oil processing companies, as well as our own food products division. These oils are used by our customers to produce a variety of edible oil products for the foodservice, food processor and retail markets. In addition, we sell oil products for non-food uses such as the production of biodiesel. Our sugar trading and marketing operations purchase and sell sugar globally to meet international demand for sugar. The sugarcane-based ethanol produced by us in Brazil is marketed and sold to customers to be used as transport fuel or as a fuel additive.

        Distribution and Logistics.    We use a variety of transportation modes to transport our products, including trucks, railcars, river barges, and ocean freight vessels which we lease, as well as transportation services provided by third party truck lines, railroads and barge and ocean freight carriers. To better serve our customer base and improve our distribution and logistics capabilities, we have made and will continue to make selective investments in port logistics and storage facilities, such as our 2008 acquisition of a 50% interest in the owner/operator of Phu My Port in Vietnam.

        Other Services and Activities.    In Brazil, where there are limited third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. These financing arrangements are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets and typically carry local market interest rates. Our farmer financing activities are an integral part of our grain origination and oilseed processing activities as they help assure the supply of raw materials for our Brazilian agribusiness operations. Additionally, in connection with our sugarcane milling and ethanol production operations in Brazil, we intend to build electricity co-generation facilities at our mills to provide electricity at a lower cost than would be available from third parties and to sell any excess electricity to local utilities. Having integrated agribusiness operations also enables us to participate in related financial activities such as engaging in trade structured finance to leverage international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to our agribusiness operations.

        Raw Materials.    We purchase the oilseeds and grains used in our agribusiness operations either directly from farmers or indirectly through intermediaries. We purchase sugarcane from third party producers and also engage in sugarcane production to supply our operations in Brazil. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies, and farmer planting decisions, supply historically has been adequate for our operational needs.

        Competition.    Due to their commodity nature, markets for our agribusiness products are highly competitive and are also subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors in our agribusiness operations are The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional companies, such as Wilmar International Limited and Noble Group Limited in Asia, and smaller agricultural cooperatives and trading companies.

Fertilizer

        Overview.    We are the largest producer and supplier of fertilizer to farmers in South America and a major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of phosphate-based raw materials to selling of retail blended fertilizers. In the Brazilian retail fertilizer market, we have approximately 25% of the market share of "NPK" fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In Brazil, we conduct our fertilizer operations through our wholly owned subsidiaries, primarily Bunge Fertilizantes S.A., as well as through our controlling interest in Fertilizantes Fosfatados S.A.—FOSFERTIL, which we refer to as Fosfertil. Fosfertil is a publicly traded phosphate and nitrogen producer in Brazil. Through direct and indirect investments, we own approximately 54% of the voting common shares and 36% of the nonvoting preferred shares of Fosfertil (which represents our right to approximately 42% of the earnings of Fosfertil). In 2008, we completed the construction of a new single superphosphate (SSP) production plant in Argentina, our first fertilizer production facility outside of Brazil. We also have non-controlling strategic investments in fertilizer producers in Morocco and Brazil.

        Products and Services.    Our fertilizer production activities are comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production of intermediate phosphate-based products for sale to fertilizer blenders and cooperatives, as well as to supply our own retail fertilizer production operations. We also produce phosphate-based animal feed ingredients in this business. The primary products we produce in our nutrients operations are concentrated phosphate rock, sulfuric acid, phosphoric acid, SSP and dicalcium phosphate. In addition, Fosfertil produces various nitrogen and phosphate-based raw materials and fertilizers, including ammonia, urea, nitric acid, ammonium nitrate, monoammonium phosphate (MAP) and triple superphosphate (TSP). Our retail fertilizer operations consist of producing, distributing and selling blended NPK formulas and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and neighboring countries. These NPK fertilizers are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. In Brazil, we market our fertilizers under the IAP, Manah, Ouro Verde and Serrana brands. Additionally, in 2008, we began marketing NPK fertilizer products that we source from third party producers for sale to wholesale distributors and cooperatives in North America.

        Raw Materials.    The principal raw materials used in our fertilizer division are concentrated phosphate rock, which is produced from phosphate ore, as well as sulfur and ammonia in the phosphate chain; natural gas, other petroleum-based products and ammonia in the nitrogen chain; and

various potash-based products in the potash chain. Through our ownership and operation of phosphate mines in Brazil, we were able to supply approximately 84% of our total phosphate rock requirements in 2008. We purchased the balance from third-party suppliers. We purchase all of the sulfur used in our fertilizer division from third-party suppliers. We use sulfur to produce sulfuric acid, and our internal production of sulfuric acid was sufficient to supply all of our needs in 2008. In 2008, we purchased approximately 60% of our nitrogen raw materials and all of our demand for potash-based raw materials from third-party suppliers. In anticipation of continued growth in the Brazilian agricultural sector and the related expected increase in demand for fertilizer, we have in recent years expanded and are continuing to expand the production capabilities at our phosphate mines. In addition, in 2008 we entered into a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizer products in Morocco. The joint venture will manufacture sulfuric acid, phosphoric acid, TSP, MAP and diammonium phosphate (DAP) for shipment to Brazil, Argentina and certain other markets in Latin America.

        The prices of fertilizer raw materials are determined by reference to international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international marketplace from multiple sources.

        Distribution and Logistics.    Our phosphate mining operations in Brazil allow us to lower our logistics costs by reducing our use of imported raw materials. In addition, we seek to reduce our logistics costs by back-hauling agricultural commodities from our inland commodity storage and processing locations to export points after delivery of imported fertilizer raw materials to our inland fertilizer processing plants. We also seek opportunities to enhance the efficiency of our logistics network by exporting agricultural commodities into international markets on the ocean freight vessels that we use to deliver imported fertilizer raw materials to us.

        Competition.    Because fertilizers are global commodities available from multiple sources, the industry is highly competitive. Fertilizer companies compete principally based on delivered price. Additionally, competition is based on product offering and quality, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations in Brazil are Copebrás, Fertipar, The Mosaic Company, Adubos Trevo (Yara), Tortuga and Heringer. In Argentina, our main competitors are Petrobras, Repsol YPF, The Mosaic Company and Profertil S.A.

Food Products

        Overview.    Our food products division consists of two business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials we use in our food products division are various crude and further-processed vegetable oils in our edible oil products segment, and corn and wheat in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food products division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

  Edible Oil Products

        Products.    Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower and rapeseed or canola oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia.

        We sell our retail edible oil products in Brazil under a number of brands, including Soya, the leading packaged vegetable oil brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor. Our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is a leading foodservice brand of edible oil products. In addition, we have developed proprietary processes that allow us to offer our customers a number of products with no or low levels of trans-fatty acids and we also work with other companies to expand the trans-fat solutions we offer to customers, including Treus low linolenic soybean oil, which was developed through an alliance with DuPont. In Europe, we are the market leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal and Oleina. In 2008, we acquired Walter Rau Lebensmittelwerke GmbH & Co KG, one of Germany's leading private label and branded margarine producers. In Asia, our primary edible oil product brands include Dalda and Chambal in India and Douweijia brand soybean oil in China. In several regions, we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        Distribution and Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as inputs in their operations, as well as retail consumers.

        Competition.    The edible oil industry is intensely competitive. Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, new product introductions, composition and nutritional value, as well as advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in those customers demanding lower prices and reducing the number of suppliers with which they do business, and therefore it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Stratas Foods (a joint venture between ADM and Associated British Foods plc), Unilever and Ventura Foods, LLC. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products.    Our milling products include a variety of wheat flours and bakery mixes sold in Brazil and corn-based products derived from the corn dry milling process sold in North America. Our corn milling products consist primarily of dry milled corn meal, flours and grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. We also produce corn oil and corn animal feed products. In 2008, we purchased the corn dry milling operations of J.R. Short Milling Company in the United States. We also acquired a wheat mill in Brazil.

        Distribution and Customers.    In Brazil, the primary customers for our wheat milling products are industrial, bakery and foodservice companies. In North America, the primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. government for humanitarian relief programs. Corn oil and animal feed products are sold to edible oil processors and animal feed manufacturers and users, respectively.

        Competition.    The wheat and corn milling industries are highly competitive. In Brazil, our major competitors are Pena Branca Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in our North American corn milling products business include Cargill and Didion Milling Company.

Risk Management

        Risk management is a fundamental aspect of our business. Anticipating market developments and engaging in the hedging of risk exposure is critical to protect and maximize our return on assets. We engage in commodity price hedging to reduce the impact of volatility in the prices of the principal agricultural commodities we purchase, produce and sell. Our operations use substantial amounts of energy, including natural gas, steam and fuel oil, including bunker fuel for ocean freight vessels. We engage in energy cost hedging to reduce our exposure to volatility in energy costs. We also engage in foreign currency and interest rate hedging. In addition, we enter into freight forward agreements, which may be traded over the counter or on an exchange in order to reduce our exposure to volatility in ocean freight costs. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility as well as value-at-risk in any given market. For foreign exchange, interest rate, energy and transportation risk, our positions are hedged in accordance with applicable company policies. Credit and counterparty risk is managed locally within our operating companies and is monitored centrally. We have a centralized risk management group, headed by our chief risk officer, which oversees management of our risk exposures globally. The finance and risk policy committee of our board of directors supervises and reviews our overall risk management policies and risk limits. We also periodically review our risk management policies, procedures and systems with outside consultants. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        The following tables set forth our net sales to external customers by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area are determined based on the location of the subsidiary making the sale.

	Year Ended December 31,
	2008	2007	2006
	(US$ in millions)
Net Sales to External Customers by Operating Segment:
Agribusiness	$36,688	$26,990	$18,909
Fertilizer	5,860	3,918	2,602
Edible oil products	8,216	5,597	3,798
Milling products	1,810	1,337	965

Total	$52,574	$37,842	$26,274

	Year Ended December 31,
	2008	2007	2006
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$18,189	$12,814	$8,914
United States	12,153	8,982	6,331
Brazil	11,998	8,020	5,603
Asia	5,524	4,924	3,898
Canada	1,954	1,131	1,011
Argentina	2,730	1,943	491
Rest of world	26	28	26

Total	$52,574	$37,842	$26,274

	Year Ended December 31,
	2008	2007	2006
	(US$ in millions)
Long-Lived Assets by Geographic Area(1):
Brazil	$2,620	$2,987	$2,319
United States	904	918	930
Europe	1,080	1,018	824
Argentina	226	193	146
Asia	161	95	—
Rest of world	171	204	211

Total	$5,162	$5,415	$4,430

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

        For information regarding gross profit by segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Investments in Affiliates

        We participate in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which are described below. We allocate equity in earnings of affiliates to our reporting segments.

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

        The Solae Company.    Solae is a joint venture with E.I. du Pont de Nemours and Company. Solae is engaged in the global production and distribution of soy-based ingredients, including soy proteins and lecithins. We have a 28.06% interest in Solae.

        AGRI-Bunge, LLC.    We have a joint venture in the United States with AGRI Industries. The joint venture originates grain and operates Mississippi river terminals. We have 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge, LLC.

        Diester Industries International S.A.S. (DII).    We are a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. We have a 40% interest in DII.

        Bunge-Ergon Vicksburg, LLC (BEV).    We are a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where we operate grain elevator facilities.

        Southwest Iowa Renewable Energy, LLC (SIRE).    We are a 26% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near our oilseed processing facility at Council Bluffs, Iowa.

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

        EGT Development LLC.    We are a 50% owner of this company along with ITOCHU International Inc. The company is exploring the feasibility of developing an export grain terminal in Washington State in the United States.

Fertilizer

        Fosbrasil S.A.    We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Société Chimique Prayon-Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

        Bunge Maroc Phosphore S.A.    We have a 50% interest in this joint venture with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products in Morocco for shipment to Brazil, Argentina and certain other markets in Latin America.

Food Products

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

Termination of Corn Products Acquisition

        On June 23, 2008, Bunge and Corn Products International, Inc. (Corn Products) announced that they had entered into a definitive merger agreement in which we would acquire Corn Products in an all-stock transaction. On November 10, 2008, Corn Products notified us that the Corn Products Board of Directors had voted to withdraw its recommendation in favor of the merger and would recommend that its stockholders vote against the merger. In light of the Corn Products Board's decision, we announced on November 10, 2008 our termination of the merger agreement between the parties. In accordance with the terms of the merger agreement, we were reimbursed by Corn Products for $10 million of our transaction-related expenses. In addition, Corn Products is obligated to pay us a termination fee of $110 million (such amount to be reduced by the amount of the expenses reimbursed by Corn Products referred to above) if, within twelve months after the date of termination, Corn Products enters into a definitive agreement with respect to, or consummates, a change of control transaction.

Research and Development, Patents and Licenses

        Our research and development activities are focused on developing products and optimizing techniques that will drive growth or otherwise add value to our core business operations. In our food products division, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with food products development.

        Our total research and development expenses were $35 million in 2008, $34 million in 2007 and $22 million in 2006. As of December 31, 2008, our research and development organization consisted of approximately 144 employees worldwide.

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

Seasonality and Working Capital Needs

        In our agribusiness division, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first fiscal quarter of a year is typically our weakest quarter in terms of financial results due to the timing of the North and South American oilseed harvests, since the North American harvest is completed in the fourth fiscal quarter and the South American harvest is completed in the second fiscal quarter. As a result, our oilseed processing activities are generally at their lowest levels during the first fiscal quarter. Additionally, price variations and availability of agricultural commodities may cause fluctuations in our inventories, accounts receivable and short-term borrowings over the course of a given year. For example, increased availability of agricultural commodities at harvest times often causes fluctuations in our inventories and borrowings. Additionally, increases in agricultural commodity prices will generally cause our cash flow requirements to increase as our agribusiness operations require increased use of cash to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to hedge our inventories.

        In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, we generally build fertilizer inventories in the first half of the year in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. While this is a general historical pattern, in 2008 we experienced higher fertilizer sales in the first half of the year as farmers accelerated purchasing patterns in expectation of continued rising fertilizer prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2008 Overview."

        In our food products division, there are no significant seasonal effects on our business.

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage and sale of products, mining and port operations and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other government laws and policies affecting the food and agriculture industries. For example, in 2007 and the first half of 2008, agricultural commodity prices, such as prices for soybeans, vegetable oils, corn and wheat, rose significantly as a result of grain production shortfalls in certain regions in prior years and growing demand for feed, food and fuel uses. These conditions led certain governments to impose price controls, tariffs, export restrictions and other measures designed to mitigate these price increases in their domestic markets. While agricultural commodity prices have recently declined, such regulations could have a significant adverse effect on our business in the future.

        Additionally, certain recent regulations that had or are expected to have an impact on our industry are described below.

        Trans-Fatty Acids Labeling Requirements and Restrictions.    As a result of being partially hydrogenated for use in processed and packaged foods to extend shelf-life and stabilize flavor, certain of our soybean oil products sold in the United States contain trans-fatty acids. In 2006, U.S. Food and Drug Administration labeling rules took effect which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the United States are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several of our food processor, foodservice and other customers have either switched or indicated an intention to switch to edible oil products with no or lower levels of trans-fatty acids. As a result, we have broadened and are continuing to develop our portfolio of low, reduced and trans-fat free edible oil product offerings for our customers.

        Biofuels Legislation.    In recent years, there has been increased interest globally in the production of biofuels as an alternative to traditional fossil fuels and as a means of promoting energy independence in certain countries. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in recent years in response to recent high fossil fuel prices coupled with government incentives for the production of biofuels that are being offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in certain countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuel industry and related legislation.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies and we incur costs to comply with health, safety and environmental regulations applicable to those activities. Compliance with environmental laws and regulations did not materially affect our capital expenditures or earnings in 2008, and, based on current laws and regulations, we do not expect that they will do so in 2009.

Employees

        As of December 31, 2008, we had 24,787 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

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

Insurance

        In each country where we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. Bunge insures its businesses and assets in each country in a manner that it deems appropriate, based on an analysis of the relative risks and costs. In addition, we believe that our geographic dispersion of assets helps mitigate risk to our business from an adverse event affecting a specific facility.

Available Information

        Our website address is www.bunge.com. Through the "Investor Information—SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.

        Through the "Investor Information—Corporate Governance" section of our website, it is possible to access copies of the charters for our audit committee, compensation committee, finance and risk policy committee and corporate governance and nominations committee. Our corporate governance guidelines and our code of ethics are also available in this section of our website. Each of these documents is made available, free of charge, through our website and in print from us upon request.

        The foregoing information regarding our website and its content is for your convenience only. The information contained on or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.

        In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

        Bunge's Chief Executive Officer and Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as exhibits to this Annual Report on Form 10-K. As required by the New York Stock Exchange (NYSE), on June 6, 2008, our Chief Executive Officer submitted his certification to the NYSE that stated he was not aware of any violation of the NYSE corporate governance listing standards.

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Co-CEO, Bunge Global Agribusiness
Jacqualyn A. Fouse	Chief Financial Officer
Archibald Gwathmey	Co-CEO, Bunge Global Agribusiness
João Fernando Kfouri	Managing Director, Food Products Division, Bunge Limited
D. Benedict Pearcy	Chief Development Officer and Managing Director, Sugar and Bioenergy, Bunge Limited
Vicente C. Teixeira	Chief Personnel Officer
Mario A. Barbosa Neto	Chief Executive Officer, Bunge Fertilizantes S.A.
Jean Louis Gourbin	Chief Executive Officer, Bunge Europe
Carl L. Hausmann	Chief Executive Officer, Bunge North America, Inc.
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Sergio Roberto Waldrich	Chief Executive Officer, Bunge Alimentos S.A.
Christopher White	Chief Executive Officer, Bunge Asia

        Alberto Weisser, 53.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company and a member of the North American Agribusiness Advisory Board of Rabobank. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil.

        Andrew J. Burke, 53.    Mr. Burke has been Co-CEO, Bunge Global Agribusiness since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Jacqualyn A. Fouse, 47.    Ms. Fouse has been our Chief Financial Officer since July 2007. Prior to joining Bunge, Ms. Fouse served as Senior Vice President, Chief Financial Officer and Corporate Strategy at Alcon Laboratories, Inc. since 2006, and as its Senior Vice President and Chief Financial Officer since 2002. Ms. Fouse served as Chief Financial Officer from 2001 to 2002 at SAirGroup. Previously, Ms. Fouse held a variety of senior finance positions at Alcon and its majority owner Nestlé S.A. Ms. Fouse worked at Nestlé from 1993 to 2001, including serving as Group Treasurer of Nestlé from 1999 to 2001. Ms. Fouse worked at Alcon from 1986 to 1993 and held several positions, including Manager Corporate Investments and Domestic Finance. Earlier in her career, she worked at Celanese Chemical and LTV Aerospace and Defense. Ms. Fouse earned a B.A. and an M.A. in Economics from the University of Texas at Arlington.

        Archibald Gwathmey, 57.    Mr. Gwathmey has been Co-CEO, Bunge Global Agribusiness since November 2006. Prior to that, he served as the Managing Director of our agribusiness division since December 2002 and Chief Executive Officer of Bunge Global Markets, Inc., our former international marketing division, since 1999. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 30 years of experience in commodities trading and oilseed processing. During his career with Bunge, he has served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

        João Fernando Kfouri, 70.    Mr. Kfouri has been the Managing Director of our food products division since May 2001. Prior to that, Mr. Kfouri was employed for 18 years with Joseph E. Seagram and Sons Ltd., most recently as President of the Americas division, with responsibility for North and South American operations. Prior to that, Mr. Kfouri worked for General Foods Corp., where he served in numerous capacities, including General Manager of Venezuelan operations. Mr. Kfouri received a degree in Business from the São Paulo School of Business Administration of the Getulio Vargas Foundation.

        D. Benedict Pearcy, 40.    Mr. Pearcy has been our Chief Development Officer and Managing Director, sugar and bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an MBA from Harvard Business School.

        Vicente C. Teixeira, 56.    Mr. Teixeira has been our Chief Personnel Officer since February 2008. Mr. Teixeira has served as director of human resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as director of human resources and administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as human resources vice president for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive MBA from PDG/EXEC in Brazil.

        Mario A. Barbosa Neto, 62.    Mr. Barbosa Neto has been the Chief Executive Officer of Bunge Fertilizantes S.A., our Brazilian fertilizer subsidiary, since 1996 with the formation of Fertilizantes Serrana S.A., the predecessor company of Bunge Fertilizantes S.A. Mr. Barbosa Neto has over 30 years of experience in the Brazilian fertilizer industry. Prior to joining Serrana, he served as superintendent of Fosfertil from 1992 to 1996 and was the Chief Financial Officer of Manah S.A. from 1980 to 1992. Mr. Barbosa Neto has a B.S. in Engineering from the University of São Paulo and an M.B.A. from the Getulio Vargas Foundation. Mr. Barbosa Neto is Vice President of the International Fertilizer Association.

        Jean Louis Gourbin, 61.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Carl L. Hausmann, 62.    Mr. Hausmann has been the Chief Executive Officer of Bunge North America, Inc. since January 2004. Prior to that, he served as Chief Executive Officer of Bunge Europe since October 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A., which was acquired by Bunge in October 2002. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100%-owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 53.    Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Sergio Roberto Waldrich, 51.    Mr. Waldrich has been the Chief Executive Officer of Bunge Alimentos S.A., our Brazilian agribusiness and food products subsidiary, since 2002. Prior to becoming the Chief Executive Officer of Bunge Alimentos, Mr. Waldrich was President of the Ceval Division of Bunge Alimentos for two years. He joined Ceval Alimentos, which was acquired by Bunge in 1997, as a trainee in 1972. Mr. Waldrich worked in various positions over his career with the company, eventually serving as head of the poultry division. When the poultry division was spun off by Bunge into a separate company, Mr. Waldrich was named Vice President and General Manager of that company. He rejoined Ceval Alimentos in August 2000. Mr. Waldrich has a degree in Chemical Engineering from the University of Blumenau and an M.B.A. from the University of Florianópolis. Mr. Waldrich is the former President of the Brazilian Pork Industry Association and the Brazilian Pork Export Association.

        Christopher White, 56.    Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

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

Risks Relating to Our Business and Industries

Adverse weather conditions and other unpredictable factors may adversely affect the availability and price of agricultural commodities and agricultural commodity products, as well as our operations.

        Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which can affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. Our assets and operations may also be affected by adverse weather conditions, such as hurricanes or severe storms, which may result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

        In addition to weather conditions, the availability and price of agricultural commodities are also subject to other unpredictable factors, including farmer planting decisions, government farm programs and policies, demand from the biofuels industry, price volatility as a result of increased participation by non-commercial market participants in commodity markets and the occurrence of plant disease, including Asian soybean rust, which has in past years adversely affected soybean crops in Brazil and the United States. These factors may cause volatility in the agricultural commodity industry and, consequently, in our operating results.

We are subject to global and regional economic downturns and risks relating to turmoil in global financial markets.

        The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations.

        Additionally, weak global economic conditions and turmoil in global financial markets, including severe tightening of credit markets, recently have adversely affected, and may in the future continue to adversely affect, the financial viability of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" for more information.

We are vulnerable to industry cyclicality and increases in raw material prices.

        In the oilseed processing industry, the lead time required to build an oilseed processing plant can make it difficult to time capacity additions with market demand for processed oilseed products such as meal and oil. When additional processing capacity becomes operational, a temporary imbalance between the supply and demand for oilseed meal and oil might exist, which, until the supply/demand balance is restored, negatively impacts oilseed processing margins. This is also the case for the fertilizer industry, as availability of raw materials and production capacity for fertilizer products may not always be aligned with market demand. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will also affect our profitability.

        Our food products and fertilizer divisions may also be adversely affected by increases in the prices of agricultural commodities and fertilizer raw materials, respectively, that are caused by market fluctuations beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our food products and fertilizer businesses, we may not be able to recoup higher raw material costs through increases in sales prices for our products, which may adversely affect our profitability.

We are subject to economic and political instability and other risks of doing business globally and in emerging markets.

        We are a global business with substantial assets located outside of the United States. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging market regions, including

Eastern Europe and Asia. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies.

        Due to the international nature of our business, we are exposed to currency exchange rate fluctuations as a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso and the euro and certain Eastern European currencies, affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may have a negative impact on the value of our assets located outside of the United States.

        We are also exposed to other risks of international operations, including:

  •
  trade barriers on agricultural commodities and commodity products;

  •
  inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of wage and price controls and higher interest rates;

  •
  changes in laws and regulations, including tax laws and regulations in the countries where we operate, such as the risk of future adverse tax regulation in the United States relating to our status as a Bermuda company;

  •
  difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

  •
  exchange controls or other currency restrictions;

  •
  increased governmental ownership, including through expropriation, or regulation of the economy, including restrictions on foreign ownership; and

  •
  civil unrest or significant political instability.

        The occurrence of any of these events in countries or regions where we currently operate or where we plan to expand or develop our business could adversely affect our business strategies and operating results.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

        Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products and energy policies, can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

        For example, recent significant increases in prices for, among other things, food, fuel and crop inputs such as fertilizers, have been the subject of significant discussion by governmental bodies and the public throughout the world and, in some countries, have led to the imposition of price controls and export restrictions on agricultural commodities. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business in existing and target markets and cause our financial results to suffer.

The expansion of our business through acquisitions, joint ventures and strategic alliances poses risks that may reduce the benefits we anticipate from these transactions.

        We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify acquisition or alliance prospects, access capital markets or other funding sources at an acceptable cost of capital, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire.

        Integrating businesses we acquire into our operational framework may involve unanticipated delays, costs and other operational problems. If we encounter unexpected problems with one of our acquisitions or alliances, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition.

We are subject to food and feed industry risks.

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, shifting customer and consumer preferences and concerns, including concerns regarding trans-fatty acids and, as further discussed below, genetically modified organisms, and potential product liability claims. These matters could adversely affect our business and operating results.

        The use of genetically modified organisms (GMOs) in food and animal feed has been met with varying acceptance globally. In some regions where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products. We may inadvertently deliver products that contain GMOs to customers that request GMO-free products. As a result, we could lose customers, incur liability and damage our reputation. In addition, in certain countries we have been or may be subject to claims or other actions relating to the alleged infringement of intellectual property rights associated with our handling of genetically modified agricultural commodities, which could result in increased costs for our business.

        In addition, certain of our products are used as, or as ingredients in, livestock and poultry feed, and as such, we are subject to demand risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, avian influenza. The outbreak of disease could adversely affect demand for our products used in livestock and poultry feed, which could adversely affect our operating results.

We face intense competition in each of our businesses.

        We face significant competition in each of our businesses and we have numerous competitors, some of which are larger and have greater financial resources than we have. As many of the products we sell are global commodities, the markets for our products are highly price competitive and in many cases sensitive to product substitution. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining appropriate market share, and customer relationships. Competition could cause us to lose market share, exit certain lines of business, increase marketing or other expenditures or reduce pricing, each of which could have an adverse effect on our business and profitability.

We are subject to environmental, health and safety regulation in numerous jurisdictions. We may be subject to substantial costs, liabilities and other adverse effects on our business relating to these matters.

        Our operations are regulated by environmental, health and safety laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with environmental obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. We may incur material costs or liabilities to comply with environmental, health and safety requirements. In addition, our mining and industrial activities can result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or cause us to expend significant amounts to remediate safety issues or repair damaged facilities.

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, could result in new or more stringent forms of regulatory oversight of our industries, which may lead to increased levels of expenditures for environmental controls, land use restrictions affecting us or our suppliers and other conditions that could materially adversely affect our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. As a result, the expansion of voluntary and mandated participation in carbon markets, cap and trade systems and other programs could affect land-use decisions as well as the cost of agricultural production and the processing and transport of our products, which could adversely affect our business, cash flows and results of operations.

We advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.

        In Brazil, where there are limited third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. At December 31, 2008 and 2007, we had approximately $783 million and $1,163 million in outstanding prepaid commodity purchase contracts and advances to farmers, respectively. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. At December 31, 2008 and 2007, our total fertilizer segment accounts receivable were $586 million and $857 million, respectively. During 2008, approximately 36% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on these guarantees, see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition, cash flows and results of operations.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and expand our business.

        We require significant amounts of capital to operate our business and fund capital expenditures. In addition, our working capital needs are directly affected by the prices of agricultural commodities, with increases in commodity prices generally causing increases in our borrowing levels. We are also required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, mines, ports, transportation assets and other facilities to keep pace with competitive developments, technological advances and changing safety and environmental standards in our industry. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of the current severe tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations.

        As of December 31, 2008, we had approximately $3,532 million available under various committed short and long-term credit facilities and $3,583 million in total indebtedness. As a result of the current turmoil in global financial markets, failure by one or more banks to honor their funding commitments to us as a result of such banks' financial difficulties may adversely affect our ability to finance working capital and capital expenditures. In addition, our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in the global credit markets could adversely impact our ability to refinance maturing debt or adversely impact the cost or other terms of such refinancing.

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

If our internal controls are found to be ineffective, our financial results may be adversely affected.

        In connection with our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, we identified two material weaknesses in our internal control over financial reporting, as described in "Item 9A. Controls and Procedures." These material weaknesses have subsequently been fully remediated as described further in Item 9A in this Annual Report on Form 10-K. However, potential future material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected and could adversely impact the accuracy and completeness of our financial statements or cause us to fail to timely meet our reporting obligations, which in turn could harm our business or negatively impact our share price.

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

        Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a "passive foreign investment company," or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets available as of December 31, 2008 and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our common shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. Since PFIC status is determined on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a QEF election), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark to market" our common shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our common shares.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2008.

Facilities by Division

	Aggregate Daily Production Capacity	Aggregate Storage Capacity
	(metric tons)
Division
Agribusiness	138,120	17,752,553
Fertilizer	162,897	3,336,009
Food Products	40,942	883,181

Facilities by Geographic Region

	Aggregate Dally Production Capacity	Aggregate Storage Capacity
	(metric tons)
Region
North America	62,379	7,008,932
South America	227,515	12,642,834
Europe	40,914	1,975,188
Asia	11,150	344,789

        In addition, we operate various port terminals either directly or through alliances and joint ventures. Our corporate headquarters in White Plains, New York, occupy approximately 51,000 square feet of space under a lease that expires in February 2013. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have 196 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 55 oilseed processing plants globally. We have one operating sugarcane and ethanol mill and two additional mills under construction in Brazil. We have 56 marketing and distribution offices throughout the world.

  Fertilizer

        In our fertilizer division, we currently operate four phosphate mines in Brazil. In addition to our phosphate mines, we also operate 45 processing and blending plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

	Annual Phosphate Production for the Year Ended December 31, 2008	Estimated Years of Reserves Remaining
Name	(metric tons)
Araxá	1,006,000	19	(1)
Cajati	577,000	15	(1)
Catalão(2)	1,030,000	30
Tapira(2)	2,110,000	52

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

        In addition to the mines listed above, we also have interests in three additional phosphate mines, Salitre, Anitápolis and Araxá CBMM, with proven reserves where production has not yet commenced. Our interest in Anitápolis is through an unconsolidated joint venture. The production capacity of each of the Salitre, Anitápolis and Araxá CBMM mines is estimated to be approximately 2 million, 300,000 and 500,000 metric tons of phosphate per year, respectively. At this production level, the number of years until depletion of the phosphate reserves is expected to be 97 years for Salitre, 15 years for Anitápolis and 20 years for Araxá CBMM.

  Food Products

        In our food products operations, we have 64 refining, packaging and milling facilities dedicated to our food products operations throughout the world.

Item 3.    Legal Proceedings

        We are party to various legal proceedings in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments.

        We are also subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result. For example, our Brazilian subsidiaries are subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved $152 million as of December 31, 2008 in respect of these claims. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. We do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. For more information, see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        We are also a party to a number of labor claims relating to our Brazilian operations. We have reserved $73 million as of December 31, 2008 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. We do not expect the outcome of any of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations.

        In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws. In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at our subsidiary's office in Rome, Italy. No other Bunge offices were inspected. The European Commission's investigation is at a preliminary stage and therefore, we are, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against us. We are cooperating with the European Commission in relation to this investigation.

        In February 2008, an attorney with Paraguay's public attorney's office filed criminal charges against our Paraguayan and Brazilian subsidiaries, Bunge Paraguay S.A. and Bunge Alimentos S.A., and nine employees of those subsidiaries following a complaint by a group of Paraguayan companies alleging inappropriate debt collection actions in respect of approximately $31 million of secured advances to farmers owed to us by such companies and disputed by the complainants. The complaint was made after we filed suit against the complainants and commenced legal collection efforts, including execution of collateral, to attempt to collect the debts owed to us. In September 2008, the lower court ruled in our favor on the collection suit and the debtors subsequently appealed. In December 2008, a settlement was reached with the debtors pursuant to which certain real property assets with a value of approximately $29 million would be transferred to us in settlement of the outstanding debt. Also pursuant to the settlement, the debtors agreed to withdraw the criminal complaint against our subsidiaries and the employee defendants. Following such withdrawal, and in accordance with the recommendation of the public attorney, the court dismissed the criminal proceedings.

        In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil's shareholders, and an indirect minority shareholder of Fosfertil has filed a legal challenge to the proposed reorganization in the Brazilian courts, which is currently pending before the highest appellate court in Brazil (Superior Tribunal de Justiça) and has suspended the implementation of the proposed reorganization. The reorganization is also subject to governmental approvals in Brazil. While negotiations have been ongoing to resolve this matter, we intend to continue to defend against this legal challenge; however, no assurance can be made as to the timing or outcome of the proceedings. We do not expect a failure to complete this corporate reorganization to have a material adverse impact on our business or financial results.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
	(US$)
2009
First quarter (to February 20, 2009)	$55.73	$41.61
2008
Fourth quarter	$63.00	$29.99
Third quarter	105.04	60.10
Second quarter	124.48	87.92
First quarter	133.00	86.88
2007
Fourth quarter	$124.23	$91.74
Third quarter	107.45	81.00
Second quarter	84.50	71.81
First quarter	85.26	70.13
2006
Fourth quarter	$73.17	$57.85
Third quarter	58.65	49.99
Second quarter	61.16	48.23
First quarter	60.29	50.02

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, 121,632,456 of our common shares were held by approximately 174 registered holders as of December 31, 2008.

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

        We paid quarterly dividends on our common shares of $.17 per share in the first two quarters of 2008 and $.19 per share in the last two quarters of 2008. We paid quarterly dividends on our common shares of $.16 per share in the first two quarters of 2007 and $.17 per share in the last two quarters of 2007. In 2009, we paid a regular quarterly cash dividend of $.19 per share on March 2, 2009 to shareholders of record on February 16, 2009. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2009 to shareholders of record on February 15, 2009.

Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2003 through the quarter ended December 31, 2008. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUNGE LIMITED,
S&P 500 INDEX AND S&P FOOD PRODUCT INDEX

Sales of Unregistered Securities

        None.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2008, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	5,041,082	(2)	$57.07	(3)	3,457,141	(4)
Equity compensation plans not approved by shareholders(5)	14,791	(6)	—	(7)	—	(8)

Total	5,055,873		$57.07		3,457,141

(1)
Includes our Equity Incentive Plan, our Non-Employee Directors' Equity Incentive Plan and our 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 3,501,302 common shares, time-based restricted stock unit awards outstanding as to 317,276 common shares, performance-based restricted stock unit awards outstanding as to 773,398 common shares and 6,243 vested and deferred restricted stock units outstanding (including, for all restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 415,200 common shares under our Non-Employee Directors' Equity Incentive Plan, 11,024 unvested deferred restricted stock units and 16,639 vested deferred restricted stock units (including, for all deferred stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(4)
Includes dividend equivalents payable in common shares. Shares available under our Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 10% of our issued and outstanding common shares at any time, except that the maximum number of common shares issuable pursuant to grants of statutory stock options may not exceed 5% of our issued and outstanding common shares as of the date the plan first received shareholder approval. This number also includes shares available for future issuance under our 2007 Non-Employee Directors' Equity Incentive Plan. Our 2007 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 600,000, subject to adjustment in accordance with the terms of the plan. As of December 31, 2008, we had a total of 121,632,456 common shares issued and outstanding.

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 14,791 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$52,574	$37,842	$26,274	$24,377	$25,234
Cost of goods sold	(48,538)	(35,327)	(24,703)	(22,806)	(23,348)

Gross profit	4,036	2,515	1,571	1,571	1,886
Selling, general and administrative expenses	(1,613)	(1,359)	(978)	(956)	(871)
Interest income	214	166	119	104	103
Interest expense	(361)	(353)	(280)	(231)	(214)
Foreign exchange (loss) gain	(749)	217	59	(22)	(31)
Other income (expense)—net	10	15	31	22	18

Income from continuing operations before income tax, minority interest and equity in earnings of affiliates	1,537	1,201	522	488	891
Income tax (expense) benefit	(245)	(310)	36	82	(289)

Income from continuing operations after income tax	1,292	891	558	570	602
Minority interest	(262)	(146)	(60)	(71)	(146)
Equity in earnings of affiliates	34	33	23	31	13

Income from continuing operations	1,064	778	521	530	469
Net income	1,064	778	521	530	469
Convertible preference share dividends	(78)	(40)	(4)	—	—

Net income available to common shareholders	$986	$738	$517	$530	$469

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic(1):
Income from continuing operations	$8.11	$6.11	$4.32	$4.73	$4.42
Earnings per common share—basic	8.11	6.11	4.32	4.73	4.42

Earnings per common share—diluted(2)(3):
Income from continuing operations	7.73	5.95	4.28	4.43	4.10
Earnings per common share—diluted	7.73	5.95	4.28	4.43	4.10

Cash dividends declared per common share	$.740	$.670	$.630	$.560	$.480

Weighted average common shares outstanding—basic	121,527,580	120,718,134	119,566,423	112,131,739	106,015,869
Weighted average common shares outstanding—diluted(2)(3)	137,591,266	130,753,807	120,849,357	120,853,928	115,674,056

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(US$ in millions)
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$2,543	$(411)	$(289)	$382	$802
Cash used for investing activities	(1,106)	(794)	(611)	(480)	(824)
Cash (used for) provided by financing activities	(1,146)	1,762	891	21	(91)

	December 31,
	2008	2007	2006	2005	2004
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,004	$981	$365	$354	$432
Inventories(4)	5,653	5,924	3,684	2,769	2,636
Working capital	5,102	5,684	3,878	2,947	2,766
Total assets	20,230	21,991	14,347	11,446	10,907
Short-term debt, including current portion of long-term debt	551	1,112	610	589	681
Long-term debt	3,032	3,435	2,874	2,557	2,600
Mandatory convertible preference shares(2)	863	863	—	—	—
Convertible perpetual preference shares(2)	690	690	690	—	—
Common shares and additional paid-in-capital	2,850	2,761	2,691	2,631	2,362
Shareholders' equity	$7,436	$7,945	$5,668	$4,226	$3,375

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	117.7	114.4	99.8	97.5	88.6
Fertilizer	11.1	13.1	11.6	11.5	11.6
Food products:
Edible oil products	5.7	5.5	4.8	4.3	4.7
Milling products	3.9	4.0	3.9	3.9	4.0
Total food products	9.6	9.5	8.7	8.2	8.7
Total volume	138.4	137.0	120.1	117.2	108.9

(1)
Earnings per common share basic is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

(2)
Bunge has 862,455 5.125% cumulative mandatory convertible preference shares outstanding as of December 31, 2008. The annual dividend on each mandatory convertible preference share is $51.25, payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2208 and 9.7005 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2208 Bunge Limited common shares. These conversion rates are subject to certain additional anti-dilutive adjustments. Bunge also has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.0854 Bunge Limited common shares (7,488,970 Bunge Limited common shares), subject to certain additional anti-dilution adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted average common shares that were issuable upon conversion of the preference shares as they were not dilutive for such period.

(3)
In October 2005, Bunge announced its intention to redeem for cash the remaining approximately $242 million principal amount outstanding of its 3.75% convertible notes. In accordance with the terms of the notes, substantially all of the then outstanding convertible notes were converted into 7,532,542 common shares of Bunge Limited at the option of the holders prior to the redemption date of November 22, 2005. The calculation of diluted earnings per common share for the year ended December 31, 2005 includes the weighted average common shares that were issuable upon conversion of the convertible notes through the date of redemption. The calculation of diluted earnings per common share for the year ended December 31, 2004 includes the weighted average common shares that were issuable upon conversion of the convertible notes during this period.

(4)
Included in inventories were readily marketable inventories of $2,741 million, $3,358 million, $2,325 million, $1,534 million and $1,264 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements" and our combined consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Our results of operations are affected by key factors in each of our business divisions as discussed below.

Agribusiness

        In the agribusiness division, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this division is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our agribusiness segment oilseed processing operations is also impacted by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Demand for our agribusiness products is affected by many factors, including changes in global or regional economic conditions, the financial condition of customers, including customer access to credit, worldwide consumption of food products, particularly meat and poultry, changes in population growth rates, changes in per capita incomes, the relative prices of substitute agricultural products, outbreaks of livestock and poultry disease, and, in the past few years, by demand for renewable fuels produced from agricultural commodities and commodity products.

        We expect that the factors described above will continue to affect global demand for our agribusiness products. We also expect that, from time to time, imbalances may exist between oilseed processing capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or adjust our own oilseed processing capacity.

  Fertilizer

        In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, the availability of credit to farmers in Brazil, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our profitability is impacted by international selling prices for imported fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, and ocean freight rates and other import fees. The Brazilian fertilizer business is also a seasonal business with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the major Brazilian agricultural cycle. As a result, we generally import and mine raw materials and produce finished goods during the first half of the year in preparation for the main Brazilian cultivation season that occurs during the second half of the year.

  Food Products

        In the food products division, which consists of our edible oil products and milling products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products we sell, changes in eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to commercial customers, governmental dietary guidelines and policies, changes in general economic conditions and the competitive environment in our markets.

        In addition to the above industry-related factors, our results of operations are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions affect our results. Local currency-based subsidiary statements of income and cash flows are translated monthly into U.S. dollars for consolidation purposes based on weighted average exchange rates during the period. Therefore, fluctuations of local currencies versus the U.S. dollar during a reporting period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at period-end exchange rates, and we record the resulting foreign exchange translation adjustments in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Included in other comprehensive income for the year ended December 31, 2008 were foreign exchange net translation losses of $1,346 million, and for the years ended December 31, 2007 and 2006 were foreign exchange net translation gains of $731 million and $267 million, respectively, from the translation of our foreign subsidiaries' assets and liabilities.

        Additionally, we record transaction gains or losses on monetary assets and liabilities of our foreign subsidiaries that are denominated in non-functional currencies. These U.S. dollar-denominated amounts must be remeasured into their respective subsidiary functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the subsidiary's statement of income and therefore in our consolidated statements of income as a foreign exchange gain (loss).

        From time to time, we also enter into derivative instruments, such as foreign currency forward contracts, swaps and options, to limit exposures to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities and our local currency operating expenses. These derivative instruments are marked to market, with changes in their fair value recognized as a component of foreign exchange in our consolidated statements of income. We may also hedge other foreign currency exposures as deemed appropriate.

        During the first half of 2008, the U.S. dollar continued a trend that began in early 2007 and weakened against most major global currencies. This trend reversed during the third quarter of 2008 and the dollar strengthened through December 31, 2008. In particular, the Brazilian real appreciated 11% against the U.S. dollar through June 30, 2008 and then depreciated 32% relative to the U.S. dollar from July 1, 2008 through December 31, 2008. For the full year 2008, the real depreciated 24% against the U.S. dollar at December 31, 2008 when compared to the rate at December 31, 2007 and the average real-U.S. dollar exchange rate was R$1.835, compared to R$1.948 in 2007, which represents a 6% strengthening in 2008 in the average value of the real versus the U.S. dollar. The real appreciated 21% against the U.S. dollar at December 31, 2007 when compared to the rate at December 31, 2006. In 2007, the average real-U.S. dollar exchange rate was R$1.948, compared to R$2.175 in 2006, which represents a 10% strengthening in 2007 in the average value of the real versus the U.S. dollar.

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

        Agribusiness Segment—Brazil.    Our agribusiness sales are U.S. dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural offset to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Appreciation of the real against the U.S. dollar generally has a negative effect on our agribusiness segment results in Brazil, as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at stronger real-U.S. dollar exchange rates, which results in higher U.S. dollar costs. In addition, appreciation of the real generates losses based on the changes in the real-denominated value of our commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, appreciation of the real also generates offsetting net foreign exchange gains on the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange gains (losses) in our consolidated statements of income. As our Brazilian subsidiaries are primarily funded with, U.S. dollar-denominated debt, the mark-to-market losses on the commodity inventories during periods of real appreciation generally offset the foreign exchange gains on the U.S. dollar-denominated debt. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

        Fertilizer Segment—Brazil.    Our fertilizer segment sales prices are linked to U.S. dollar-priced international fertilizer prices. Mining, industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are not marked-to-market but are accounted at the lower of average historical cost basis or market. These inventories are generally financed with U.S. dollar-denominated liabilities. Appreciation of the real against the U.S. dollar generally results in higher mining, industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment subsidiaries. Gross profit margins are generally adversely affected if the real appreciates during the year as our local currency sales revenues are based on U.S. dollar international fertilizer prices, whereas our cost of goods sold would reflect the higher real cost of inventories acquired and production costs incurred when the real was weaker. Inventories are generally acquired and in the first half of the year, whereas sales of fertilizer products are generally concentrated in the second half of the year. Therefore, the recording of exchange gains on the net U.S. dollar monetary liability position and the effects of the appreciating real on our gross profit margins generally do not occur in the same reporting period, with the foreign exchange impact on the debt reflected monthly in our results while the impact on gross profit margins is reflected at the time products are sold. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

        Edible Oil and Milling Products Segments—Brazil.    Our food products businesses are generally local currency businesses. The costs of raw materials, principally wheat and vegetable oils, are largely U.S. dollar-linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect our margins.

        Other Operations.    Our operations in Europe are in countries that are members of the European Union and several countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures to minimize the financial effects of fluctuations in the euro and other European currencies. We also operate in Argentina, where we are exposed to the peso, and in Asia, where our primary exposures are to the Chinese yuan/renminbi and the Indian rupee. Our risk management policy is to fully hedge our monetary exposure to the financial effects of fluctuations in the values of these currencies relative to the U.S. dollar.

  Income Taxes

        As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 39%. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events. As a result of our significant business activities in South America, our effective tax rate is impacted by relative foreign exchange differences between the U.S. dollar and the Brazilian real. A strengthening in the dollar relative to the real currently results in a beneficial effective tax rate impact. Conversely, a weaker dollar to the real currently results in an increased effective tax rate.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. We recorded tax liabilities of $155 million in our consolidated balance sheet at January 1, 2007 related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. At December 31, 2008 and 2007, respectively we recorded tax liabilities of $133 million and $186 million in other non-current liabilities and $5 million and $11 million in current liabilities in our consolidated balance sheets, of which $48 million and $35 million relates to accrued penalties and interest. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. During 2008 and 2007, respectively, we recognized $13 million and $4 million in interest and penalties in our consolidated statements of income.

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

Internal Control Over Financial Reporting

        In connection with the 2007 year-end closing process, we determined that there were certain errors in our previously issued 2007 unaudited quarterly consolidated financial statements, which resulted in an overstatement of net sales and costs of goods sold for the affected periods. These errors had no effect on Bunge's previously reported volumes, gross profit, segment operating profit, net income or earnings per share or on Bunge's balance sheets or statements of cash flows for the affected periods. We determined that the identified causes of these errors represented two material weaknesses in our internal controls over financial reporting. We have remediated these weaknesses as of December 31, 2008. See "Item 9A. Controls and Procedures" for more information.

Results of Operations

  2008 Overview

        Our 2008 net income and total segment EBIT represented a company record, with net income 37% higher and total segment EBIT 13% higher than 2007. The year presented a highly volatile industry environment, particularly in our agribusiness and fertilizer operations. During the first half of the year, agricultural commodity prices reached historically high levels as a result of a variety of factors, including tight supplies resulting from prior year crop production shortfalls in certain regions, and 2008 supply disruptions in Argentina caused by protracted farmer strikes, as well as record high energy prices and a weak U.S. dollar. Demand for our products was strong, driven by global growth trends, particularly, rising standards of living in developing countries. International fertilizer prices also rose to record levels in the first half of the year, leading farmers in South America to accelerate purchases of fertilizer in expectation of continued rising prices. After reaching a peak in mid-July, 2008, agricultural commodity prices fell sharply as demand began declining in response to high prices and prospects of large crops in the Northern Hemisphere increased supply estimates. The global financial crisis that occurred in the second half of 2008 increased price pressures as global credit constraints further inhibited customer demand and also led to a global decline in economic activity. Farmers became reluctant to sell crops in expectation that prices would rise, ocean freight rates declined from record levels to at or below vessel scrap values, fertilizer sales volumes declined due to credit constraints affecting the Brazilian farm sector, as well as a volatile agricultural commodity, currency, and fertilizer price environment, certain counterparties struggled to meet high priced commodity purchase and other contractual commitments and most major global currencies devalued relative to the U.S. dollar.

        In this volatile 2008 environment, our agribusiness segment EBIT increased by 11% compared with 2007. The majority of the increase came from strong margins across most of our agribusiness operations in the first half of the year and $177 million of credits resulting from favorable rulings related to certain transactional taxes in Brazil. These increases were partially offset by foreign exchange losses primarily from the impact of the real devaluation on U.S. dollar financing of working capital in Brazil and by $181 million of counterparty risk provisions, including increases in the allowance for doubtful accounts and mark-to-market valuation adjustments on commodity and other derivative contracts. Impairment and restructuring charges as part of our continuing efforts to reduce costs and improve capacity utilization by closing smaller, older and less efficient plants totaled $23 million and $30 million in 2008 and 2007, respectively.

        Our fertilizer segment EBIT represented a record and was 18% higher than last year, despite a 15% decline in volumes compared with 2007. Margins were significantly higher in 2008 as a result of high international fertilizer and fertilizer raw material prices throughout the year. Higher margins were partially offset by foreign exchange losses on the U.S. dollar financing of working capital and by the impact of lower volumes, primarily in the fourth quarter, driven by a combination of a tight farmer credit environment and weak demand caused primarily by volatility in fertilizer and commodity prices and foreign exchange rates. Fertilizer segment EBIT for 2007 was negatively impacted by a $50 million provision related to recoverable taxes as changes in tax laws in certain Brazilian states within Brazil made recovery in those states uncertain.

        Edible oil products segment EBIT for 2008 was a loss of $11 million compared to earnings of $45 million last year. EBIT declined primarily due to higher selling, general and administrative expenses, foreign exchange losses and lower affiliate results in Europe. In addition, results were negatively impacted by high raw material prices which could not be fully recovered, particularly in Europe due to government price controls in certain countries and aggressive product pricing by competitors. Edible oil products segment EBIT included impairment and restructuring charges of $3 million and $35 million in 2008 and 2007, respectively.

        Milling segment EBIT for 2008 more than doubled compared with 2007 primarily due to higher wheat milling margins as a result of wheat volumes purchased prior to the wheat price rally. Wheat milling margin improvements were partially offset by weaker corn milling margins. EBIT for the milling segment was impacted by impairment and restructuring charges of $13 million in 2007 due to the closing of a wheat milling facility.

  Segment Results

        In 2008, Bunge re-evaluated the profitability measure of its segments' operating performance and determined that segment operating performance based on segment earnings before interest and taxes (EBIT) is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and taxes reflects equity in earnings of affiliates and minority interest and excludes income taxes. As a result, amounts for 2007 and 2006 contained in this Annual Report on Form 10-K have been restated.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2008	2007	Percent Change	2006	Percent Change
	(US$ in millions, except percentages)
Volumes (in thousands of metric tons):
Agribusiness	117,661	114,365	3%	99,801	15%
Fertilizer	11,134	13,077	(15)%	11,578	13%
Edible oil products	5,736	5,530	4%	4,777	16%
Milling products	3,932	3,983	(1)%	3,895	2%

Total	138,463	136,955	1%	120,051	14%

Net sales:
Agribusiness	$36,688	$26,990	36%	$18,909	43%
Fertilizer	5,860	3,918	50%	2,602	51%
Edible oil products	8,216	5,597	47%	3,798	47%
Milling products	1,810	1,337	35%	965	39%

Total	$52,574	$37,842	39%	$26,274	44%

Costs of goods sold:
Agribusiness	$(34,659)	$(25,583)	35%	$(18,091)	41%
Fertilizer	(4,411)	(3,279)	35%	(2,276)	44%
Edible oil products	(7,860)	(5,263)	49%	(3,509)	50%
Milling products	(1,608)	(1,202)	34%	(827)	45%

Total	$(48,538)	$(35,327)	37%	$(24,703)	43%

	Year Ended December 31,
	2008	2007	Percent Change	2006	Percent Change
	(US$ in millions, except percentages)
Gross profit:
Agribusiness	$2,029	$1,407	44%	$818	72%
Fertilizer	1,449	639	127%	326	96%
Edible oil products	356	334	7%	289	16%
Milling products	202	135	50%	138	(2)%

Total	$4,036	$2,515	60%	$1,571	60%

Selling, general and administrative expenses:
Agribusiness	$(858)	$(661)	30%	$(516)	28%
Fertilizer	(284)	(284)	—%	(190)	49%
Edible oil products	(368)	(316)	16%	(207)	53%
Milling products	(103)	(98)	5%	(65)	51%

Total	$(1,613)	$(1,359)	19%	$(978)	39%

Foreign exchange gain (loss):
Agribusiness	$(198)	$115		$47
Fertilizer	(530)	104		4
Edible oil products	(22)	3		8
Milling products	1	(5)		—

Total	$(749)	$217		$59

Equity in earnings of affiliates:
Agribusiness	$6	$3	100%	$(7)	(143)%
Fertilizer	7	(1)	(800)%	2	(150)%
Edible oil products	17	27	(37)%	27	—%
Milling products	4	4	—%	1	300%

Total	$34	$33	3%	$23	43%

Minority interest:
Agribusiness	$(24)	$(35)	(31)%	$(7)	400%
Fertilizer	(323)	(181)	78%	(76)	138%
Edible oil products	(8)	3	(367)%	(5)	(160)%
Milling products	—	—	—%	—	—%

Total	$(355)	$(213)	67%	$(88)	142%

Other income (expense):
Agribusiness	$(6)	$27	(122)%	$—	100%
Fertilizer	2	(6)	133%	(1)	500%
Edible oil products	14	(6)	333%	32	(119)%
Milling products	—	—	—%	—	—%

Total	$10	$15	(33)%	$31	(52)%

Segment earnings before interest and tax (1):
Agribusiness	$949	$856	11%	$335	156%
Fertilizer	321	271	18%	65	317%
Edible oil products	(11)	45	(124)%	144	(69)%
Milling products	104	36	189%	74	(51)%

Total	$1,363	$1,208	13%	$618	95%

	Year Ended December 31,
	2008	2007	Percent Change	2006	Percent Change
	(US$ in millions, except percentages)
Depreciation, depletion and amortization:
Agribusiness	$(186)	$(157)	18%	$(126)	25%
Fertilizer	(161)	(151)	7%	(130)	16%
Edible oil products	(74)	(61)	21%	(53)	15%
Milling products	(18)	(16)	13%	(15)	7%

Total	$(439)	$(385)	14%	$(324)	19%

Net income	$1,064	$778	37%	$521	49%

(1)
Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not material to the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Total segment earnings before interest and tax	$1,363	$1,208	$618
Interest income	214	166	119
Interest expense	(361)	(353)	(280)
Income tax	(245)	(310)	36
Minority interest share of interest and tax	93	67	28

Net income	$1,064	$778	$521

  2008 Compared to 2007

        Agribusiness Segment.    Agribusiness segment net sales increased 36% due primarily to historically high market prices during much of 2008 for agricultural commodities and commodity products in our portfolio. Volumes increased by 3% from 2007 primarily as a result of higher exported volumes from the United States and expansion of our sugar business, partially offset by lower oilseed processing and distribution volumes as a result of softer demand for animal feed and vegetable oils in the second half of the year.

        Cost of goods sold increased 35% primarily due to historically high agricultural commodity prices during much of the year, higher energy and transportation costs, and $181 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts. Partially offsetting these increases were $117 million of transactional tax credits in Brazil and the positive impact of the Brazilian real year-over-year depreciation on the mark-to-market valuation of readily marketable inventories held by our Brazilian subsidiary. Cost of goods sold in 2008 included $23 million in restructuring and impairment charges compared to $30 million in 2007.

        Gross profit increased 44% as a result of stronger margins across most of our agribusiness portfolio, particularly in the first half of 2008, the 3% increase in volumes, and the transactional tax credits of $117 million as a result of a favorable tax ruling in Brazil. These increases were partially offset by $136 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts.

        SG&A increased 30% primarily due to expanded activities in new product lines such as sugar, higher provisions for bad debts, particularly in the last quarter of the year with heightened credit and counterparty risk as a result of the global economic downturn, higher performance-based compensation costs, and the impact of foreign exchange translation of local currency expenses into U.S. dollars. SG&A expenses were reduced by $60 million of transactional tax credits in Brazil resulting from a favorable ruling during 2008 related to certain transactional taxes in Brazil.

        Foreign exchange losses reflected mainly the impact of the Brazilian real depreciation on the net U.S. dollar monetary liability position in Brazil compared to gains in 2007 resulting from appreciation of the Brazilian real. Foreign exchange gains and losses in our agribusiness segment were substantially offset by the currency impact on inventory mark-to-market valuations, which were included in cost of goods sold.

        Equity in earnings of affiliates increased in 2008 due to improved results in our biodiesel joint venture in Europe and in our Argentine port terminal and soybean processing joint ventures.

        Minority interest decreased 31% due to lower results in non-wholly owned subsidiaries, largely in China, partially offset by improved earnings in our oilseed processing operation in Poland.

        Other income (expense) for 2008 decreased from 2007 due primarily to a 2007 gain of $22 million from the sale of shares held in CME Group, an entity created by the 2007 merger of the Chicago Mercantile Exchange and the Chicago Board of Trade. Other income (expense) for 2008 included a provision of $19 million for an adverse ruling related to a Brazilian social security claim.

        Agribusiness segment EBIT increased 11% primarily as a result of the factors discussed above.

        Fertilizer Segment.    Fertilizer segment net sales increased 50%, despite a 15% reduction in volumes, as a result of historically high international fertilizer prices, with increases averaging approximately 75% compared to 2007. Volume declines primarily related to lower demand and our decision to restrict credit extension to farmers as a result of weak economic conditions in the fourth quarter of 2008, which resulted primarily from tight credit availability for Brazilian farmers as a result of the global financial crisis.

        Cost of goods sold increased 35% compared with 2007, despite the reduction in volumes, due to higher international prices for imported fertilizer raw materials. Costs were also affected by higher maintenance and storage costs, higher depreciation expense and foreign exchange translation of local currency costs into U.S. dollars. Cost of goods sold for 2007 included a $50 million provision related to recoverable taxes as changes in tax laws in certain Brazilian states made recovery in those states uncertain.

        Gross profit increased 127% due to strong margins as a result of higher international prices, which more than offset lower volumes.

        SG&A expenses in 2008 were flat compared with 2007 with benefits from lower bad debt expenses and the elimination of certain Brazilian transactional taxes in December 2007 offset by increased tax and legal provisions and the impact of translation of local currency expenses into U.S. dollars.

        Foreign exchange losses were $530 million in 2008 compared to gains of $104 million in 2007. These losses were caused primarily by the impact of the weaker Brazilian real on U.S. dollar denominated financings of working capital. The Brazilian real appreciated during 2007. The exchange results are offset in the gross margin when the inventories are sold.

        Equity in earnings of affiliates was $7 million in 2008 compared to $1 million in losses in 2007 due to higher results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

        Minority interest increased by 78% due to higher earnings at Fosfertil.

        Segment EBIT increased 18% as a result of the factors described above.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 47% primarily due to higher average selling prices, following the historically high agricultural commodity prices experienced during 2008. Volumes increased 4% largely driven by increased sales of bulk and packaged oil in Canada, bulk oil in Argentina and expansion of our edible oil business in Europe and China.

        Cost of goods sold increased 49% as a result of higher raw material prices, higher volumes and foreign exchange translation of local currency costs into U.S. dollars. Cost of goods sold also included impairment charges relating to certain refining and packaging facilities totaling $2 million in Europe in 2008 and $24 million in 2007 in Europe and the United States.

        Gross profit increased 7% as a result of higher average selling prices and volumes. These factors were partially offset by higher raw material costs which could not be fully recovered, particularly in Europe due to government price controls in certain countries and aggressive product pricing by competitors.

        SG&A increased 16% primarily due to the impact of foreign exchange translation of local currency expenses into U.S. dollars. Higher employee related costs and costs to support business growth in Asia and Europe also increased SG&A expenses. SG&A for 2008 included a $2 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil. In 2007, SG&A included $11 million of impairment charges related to the write-down of certain brands and related intangible assets in India.

        Foreign exchange losses totaled $22 million in 2008 compared to gains of $3 million in 2007 primarily due to the impact of the weaker Brazilian real and several European currencies on the U.S. dollar-denominated financing of working capital.

        Equity in earnings of affiliates decreased 37% due to lower results at Saipol, Bunge's European edible oil joint venture.

        Minority interest increased due to higher results in non-wholly owned subsidiaries, mainly in Poland.

        Other income (expense) included a $14 million gain on a land sale in North America in 2008.

        Segment EBIT decreased from $45 million in 2007 to a loss of $11 million in 2008 due to the factors described above.

        Milling Products Segment.    Milling products segment net sales increased 35% primarily due to higher average selling prices as a result of historically high wheat and corn raw material prices. Volumes decreased by 1% compared to 2007.

        Cost of goods sold increased 34% due to higher raw material costs and the impact of foreign exchange translation of local currency costs into U.S. dollars. Cost of goods sold for 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil. Cost of goods sold for 2007 included $13 million of impairment charges relating to the closure of an older, higher-cost wheat mill.

        Gross profit increased 50% primarily as a result of higher net sales and as a result of significant wheat volumes purchased prior to the wheat price rally. The increase also included the $11 million transactional tax credit in Brazil in 2008 compared to $13 million of impairment charges in 2007.

        SG&A expenses increased 5% primarily due to the impact of foreign exchange translation of the Brazilian real into U.S. dollars, and higher employee-related costs.

        Segment EBIT increased to $104 million in 2008 from $36 million in 2007 as a result of the factors described above.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions, except percentages)	2008	2007	Change
Interest income	$214	$166	29%
Interest expense	(361)	(353)	2%

        Interest income increased 29% primarily due to higher average interest bearing cash balances. Interest expense increased 2% due to higher average borrowings resulting from increased working capital requirements as a result of higher commodity prices, partially offset by lower average interest rates in 2008 compared with 2007.

        Income Tax Expense.    Income tax expense decreased $65 million to $245 million in 2008 from $310 million in 2007 despite an increase in income from operations before income tax of $336 million. The effective tax rate for 2008 was 16% compared to 26% for 2007 largely as a result of higher earnings in lower tax jurisdictions. The lower 2008 effective tax rate reflects the benefits of the real depreciation against the U.S. dollar and tax credits primarily in Europe and Brazil, offset by valuation allowances, primarily in Europe.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). During 2007, we recorded an income tax expense relating to unrecognized tax benefits of $17 million. The increase related primarily to the appreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of certain Brazilian deferred tax assets. During 2008, we recorded a reduction of income tax expense relating to unrecognized tax benefits of $27 million, which related primarily to the depreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of these Brazilian deferred tax assets. We requested a ruling on the realization of these deferred tax assets from the applicable tax authorities in 2007. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

        Net Income.    Net income increased 37% from $778 million in 2007 to a company record of $1,064 million in 2008. Net income for 2008 included $131 million related to favorable rulings related to certain transactional taxes in Brazil and $20 million of net gains on asset acquisitions/dispositions (compared to net gains of $15 million in 2007). Net income for 2008 was reduced by net impairment and restructuring charges of $18 million compared with $59 million in 2007. Net income for 2007 also was reduced by an after tax provision of $22 million resulting from a change in tax regulations in several Brazilian states.

  2007 Compared to 2006

        Agribusiness Segment.    Agribusiness segment net sales increased 43% primarily due to higher market prices for most agricultural commodities and commodity products in our portfolio. Volumes increased by 15%, primarily in grain origination, as higher commodity prices led to improved farm economics, particularly in Brazil, and stimulated increased plantings and farmer selling activities. Grain and oilseed distribution volumes were also higher with weather-related crop reductions, particularly in oilseed, corn and wheat production in Europe and wheat production in Australia, creating dislocations in the normal global flows of oilseeds and grains. These dislocations enabled us to utilize our global asset network and our logistics assets and capabilities to supply European customers from our grain and oilseed facilities in North and South America.

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

        Foreign exchange gains on net U.S. dollar monetary liability positions in Brazil of $115 million in 2007 resulted from the 21% appreciation of the Brazilian real during the year and significantly higher working capital amounts resulting from higher commodity prices and increased volumes. In 2006, despite some volatility of the Brazilian real, the year-over-year appreciation was 9% and the average working capital was lower than 2007. Foreign exchange gains and losses are substantially offset by inventory mark-to-market adjustments, which were included in cost of goods sold.

        Equity in earnings of affiliates was $3 million compared with a loss of $7 million in 2006 primarily due to higher results in Solae as a result of margin improvement in China and Europe. Solae's 2006 earnings were low as a result of impairment and restructuring charges relating to the closure of a plant in China and employee severance costs and impairment charges relating to certain patent, technology and trademark investments and intangible assets no longer used in the business. Partially offsetting the increase from Solae were lower earnings from our European biodiesel joint ventures.

        Minority interest expenses increased $28 million to $35 million in 2007 primarily due to higher earnings in our non-wholly owned subsidiaries in Poland, China and also due to increases in a private investment fund controlled by Bunge, which began in 2007.

        Other income relates primarily to a gain of $22 million on the sale of shares held in CME Group, an entity created by the 2007 merger of the Chicago Mercantile Exchange and the Chicago Board of Trade.

        Segment EBIT increased by 156% to $856 million, primarily due to higher margins, increased volumes and foreign exchange gains, partially offset by higher SG&A expenses.

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

        Cost of goods sold increased 44% primarily due to higher prices of imported fertilizer raw materials used in our production processes. Costs were also higher due to the impact of the stronger Brazilian real on local currency costs when translated into U.S. dollars compared to 2006 and a

$50 million provision related to recoverable taxes as changes in tax laws in certain Brazilian states made recovery in those states uncertain.

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

        Foreign exchange gains for 2007 of $104 million were significantly higher than 2006, primarily due to exchange gains from our programs to hedge the negative impact on results of a stronger Brazilian real on cost of goods sold and SG&A expenses. The effect of 21% Brazilian real appreciation on U.S. dollar denominated financing of working capital also generated exchange gains.

        Minority interest increased to $181 million in 2007 from $76 million in 2006 primarily due to record earnings in Fosfertil.

        Segment EBIT increased 317% to $271 million in 2007 from $65 million in 2006 primarily driven by improved margins and higher volumes.

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

        Equity in earnings of affiliates in 2007 was $27 million, essentially unchanged from 2006 as higher results from our French oilseed processing joint venture related to their sale of a subsidiary was offset by lower results in other joint ventures.

        Minority interest was positive in 2007 by $3 million compared with a reduction to net income of $5 million in 2006 due to losses recorded this year by our non-wholly owned subsidiary in Poland.

        Other income (expenses) was ($6) million in 2007 and included a loss on an asset sale. Other income of $31 million in 2006 related to a gain on a sale of land in Europe.

        Segment EBIT decreased 69% compared to 2006 primarily due to higher SG&A expenses and $35 million in impairment charges, which more than offset higher gross profit in 2007.

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

        Equity in earnings of affiliates increased to $4 million from $1 million in 2006 due to improved results from our Mexican joint venture.

        Segment EBIT decreased 51% as a result of impairment charges and higher SG&A.

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

        Income Tax Expense.    Income tax expense of $310 in 2007 primarily related to higher taxable earnings in jurisdictions with higher tax rates combined with a net increase in the liability for unrecognized tax benefits of $17 million discussed below. The tax benefit for 2006 of $36 million included a $67 million reversal of deferred tax valuation allowances and a charge of $21 million relating to a reversal of certain tax benefits on U.S. foreign sales recorded from 2001 to 2005 and a charge of $14 million relating to certain income tax contingencies in Europe. Excluding these items, the income tax benefit was $4 million.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. During 2007, we recorded an income tax expense relating to unrecognized tax benefits of $17 million. The increase related primarily to the appreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of certain Brazilian deferred tax assets. We requested a ruling on the realization of these deferred tax assets from the applicable tax authorities. If the ruling is favorable, our liability related to this unrecognized tax benefit will be reversed.

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

Liquidity and Capital Resources

  Liquidity

        Our primary financial objective is to maintain sufficient liquidity, balance sheet strength and financial flexibility to fund the operating and capital requirements of our business. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various revolving credit facilities and, to a lesser extent, term loans, as well as proceeds from the issuance of senior notes. Long-lived assets are generally financed with a combination of equity and long-term debt.

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.63 and 1.64 at December 31, 2008 and 2007, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents were $1,004 million at December 31, 2008 and $981 million at December 31, 2007. Of these amounts, $574 million and $449 million, respectively, was held at Fosfertil, our non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Cash and cash equivalents at Fosfertil are generally not made available to other Bunge companies until a cash dividend distribution is made by Fosfertil.

        Readily Marketable Inventories.    Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories of $2,619 million at December 31, 2008 and $3,358 million at December 31, 2007 were included in our agribusiness segment inventories for each period. In addition, inventories at fair market value of $122 million and $183 million were included in our edible oil products segment inventories at December 31, 2008 and 2007 respectively. The decrease in readily marketable inventories at December 31, 2008 compared to December 31, 2007 was primarily due to the general decline in commodity prices that occurred during the second half of 2008. We recorded interest expense on debt financing readily marketable inventories of $112 million, $136 million and $85 million in the years ended December 31, 2008, 2007 and 2006.

        Financing Arrangements and Outstanding Indebtedness.    We conduct most of our financing activities through a centralized financing structure, designed to act as our central treasury, which enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities.    At December 31, 2008, we had an aggregate of approximately $3,532 million of available, committed borrowing capacity under our commercial paper program and revolving credit facilities. The following table summarizes these facilities and outstanding amounts as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2008	December 31, 2008	December 31, 2007
		(US$ in millions)
Commercial Paper	2012	$600	—	$153
Short-Term Revolving Credit Facilities	2009	850	—	—
Long-Term Revolving Credit Facilities (1)(2)(3)	2009-2011	2,082	—	1,125

Total		$3,532	—	$1,278

(1)
Borrowings under the revolving credit facilities whose maturities are greater than one year from the date of the consolidated balance sheets are classified as long-term debt, consistent with the long-term maturity of the underlying facilities. However, individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each such individual borrowing matures.

(2)
During 2008, one participant bank with a commitment of $18 million in a $650 million syndicated revolving credit facility maturing in 2011 was placed into state receivership, and accordingly, total availability under such facility has been reduced by the bank's commitment amount.

(3)
Included in this amount is our $850 million, five-year revolving credit facility maturing in June 2009 discussed further below.

        Our $600 million commercial paper program is supported by committed back-up bank credit lines of $600 million (we refer to such back-up bank credit lines as the liquidity facility) provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody's Investor Services. The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $600 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. At December 31, 2008, no borrowings were outstanding under the liquidity facility or the commercial paper program.

        In March 2008, we entered into a $650 million, three-year, syndicated revolving credit agreement with a number of lending institutions that matures in April 2011. The interest rate for borrowings under this facility is LIBOR plus 0.65% to 1.50%, determined based on the credit ratings of our long-term unsecured debt at the time of the borrowing. As of December 31, 2008, the interest rate for borrowings under this facility would have been LIBOR plus 0.80%; however, there were no borrowings outstanding under this facility at December 31, 2008.

        In November 2008, we entered into an $850 million, 364-day, syndicated revolving credit agreement with a number of lending institutions. This facility replaced the then existing $1 billion revolving credit facility dated as of November 19, 2007 which matured in accordance with its terms on November 18, 2008. Subject to obtaining commitments from existing or new lenders and satisfying other conditions in the revolving credit agreement, we may increase the aggregate commitments under this credit agreement to $1 billion. Borrowings under the revolving credit agreement, which matures in November 2009, will bear interest, at our option, at LIBOR plus the applicable margin (defined below) or at the alternate base rate then in effect plus the applicable margin minus 1.00%. The applicable margin for purposes of this revolving credit agreement will be based on the greater of (i) a yearly floor rate that varies between 1.25% and 3.00%, based generally on the credit ratings of our senior long-term unsecured debt and (ii) a yearly rate calculated as a percentage of the Markit CDX.NA.IG Series 11 five-year credit default swap index (or any successor index thereof) that varies between 60% and 150% based generally on the credit ratings of our senior long-term unsecured debt. Amounts under this revolving credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at rates ranging from 0.20% to 0.50%, which will also vary based on the credit ratings of our senior long-term unsecured debt. There were no borrowings outstanding under this facility at December 31, 2008.

        In addition to the committed credit facilities discussed above, from time to time we also enter into uncommitted short-term credit lines with lending institutions. These credit lines are entered into as necessary based on our liquidity requirements. At December 31, 2008 and December 31, 2007, $50 million and $0, respectively, were outstanding under such short-term credit lines. These short-term credit lines are included in short-term debt in our consolidated balance sheets.

        Our $850 million, five-year revolving credit facility and our $850 million, 364-day, revolving credit facility, each referred to above, are scheduled to mature in June and November 2009, respectively. We intend to renew these facilities on or prior to their respective maturity dates. Due to current tight conditions in the credit markets, we expect to face increased borrowing spreads as well as higher bank fees in connection with these renewals.

        Short-and Long-Term Debt.    Our short- and long-term debt decreased by $964 million at December 31, 2008 from December 31, 2007, primarily due to strong cash flow generation during the period resulting from a combination of improved profitability and lower working capital levels. The decrease in working capital was primarily caused by lower prices for agricultural commodities and actions taken to effectively manage working capital.

        The following table summarizes our short- and long-term indebtedness at December 31, 2008 and 2007:

	December 31,
(US$ in millions)	2008	2007
Short-term debt(1):
Short-term debt	$473	$590
Current portion of long-term debt	78	522

Total short-term debt	551	1,112
Long-term debt(2):
Long-term debt, variable interest rates indexed to LIBOR(3) plus 0.60% to 0.80%, payable through 2010	—	1,125
Term loans due 2011—LIBOR(3) plus 1.25% to 1.75%	475	—
Term loan due 2011—fixed interest rate of 4.33%	250	—
Japanese Yen term loan due 2011—Yen LIBOR(4) plus 1.40%	110	—
4.375% Senior Notes, due 2008	—	500
6.78% Senior Notes, Series B, due 2009	53	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	400
5.90% Senior Notes due 2017	250	250
BNDES(5) loans, variable interest rate indexed to IGPM(6) plus 6.50% and TJLP(7) plus 3.20% to 4.50% payable through 2016	87	116
Others	152	162

Subtotal	3,110	3,957

Less: Current portion of long-term debt	(78)	(522)

Total long-term debt	3,032	3,435

Total debt	$3,583	$4,547

    (1)
    Includes secured debt of $4 million and $100 million at December 31, 2008 and 2007, respectively.

    (2)
    Includes secured debt of $29 million and $36 million at December 31, 2008 and 2007, respectively.

    (3)
    One-, three- and six-month LIBOR at December 31, 2008 were 0.44%, 1.43% and 1.75%, respectively, and at December 31, 2007 were 4.60%, 4.70% and 4.60%, respectively.

    (4)
    Three-month Yen LIBOR at December 31, 2008 was 0.83%.

    (5)
    BNDES loans are Brazilian government industrial development loans.

    (6)
    IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for 2008 and 2007 was 9.81% and 7.75%, respectively.

    (7)
    TJLP is a long-term interest rate reset by the Brazilian government on a quarterly basis. The annualized rate for 2008 and 2007 was 6.25% and 6.37%, respectively.

        In February 2008, we entered into a $250 million syndicated term loan with a group of lending institutions. The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011. We used the proceeds from this term loan to repay outstanding indebtedness.

        During August 2008, we entered into several bilateral term loan agreements with individual banks aggregating $475 million. These term loans, each of which is set to mature three years from its respective date of funding, are fully funded as of December 31, 2008 and carry interest rates based on LIBOR plus a spread ranging from 1.25-1.75%. We used the proceeds from these term loans to repay outstanding indebtedness.

        In December 2008, we repaid the previously issued $500 million aggregate principal amount of 4.375% Senior Notes due 2008. Also, in December 2008, we repurchased and cancelled $18 million of the $400 million aggregate principal amount of 5.10% Senior Notes due 2015.

        Credit Ratings.    On July 29, 2008, Moody's Investors Service revised the outlook on the Baa2 credit rating of our unsecured guaranteed senior notes to stable from negative. On June 23, 2008, S&P confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes. In addition, Fitch Ratings currently maintains the credit rating of our unsecured guaranteed senior notes at BBB with a stable outlook. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. We were in compliance with these covenants as of December 31, 2008.

        Interest Rate Swap Agreements.    In 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing our interest rate exposure associated with our $250 million three-year fixed rate term loan due 2011. Under the terms of the interest rate swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on a fixed interest rate. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).

        In addition, in 2008, we entered into floating to floating currency and interest rate swap agreements with an aggregate notional principal amount of ¥10 billion maturing in 2011 for the purpose of managing our currency and interest rate exposure associated with our ¥10 billion Japanese Yen term loan due 2011. Under the terms of the currency and interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        Also during 2008, we entered into several interest rate basis swap agreements with an aggregate notional principal amount of $375 million. These basis swap agreements swap the future LIBOR settings on $375 million of the $475 million, three-year, term loans due 2011 into the average daily effective Federal Funds rate prevailing during the respective period plus a spread. Under the terms of the basis swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on LIBOR. The basis swap agreements are intended to mitigate the interest rate risk faced by Bunge from deviations in future LIBOR rate settings from the expected path of the Federal Funds policy rates set by the Federal Reserve. These basis swap agreements do not meet the requirements prescribed by SFAS No.133 for hedge accounting. We have, therefore, not designated these basis swap agreements as hedge instruments, and consequently, changes in fair value of the basis swap agreements are recorded in earnings.

        In January 2008, we terminated certain of our then outstanding interest rate hedges with an aggregate notional principal amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, which included a $48 million gain on the net settlement of the swap agreements. The $48 million gain will be amortized to earnings over the remaining term of the debt.

        Shareholders' Equity.    The Company's shareholders' equity was $7,436 million at December 31, 2008, as set forth in the following table:

	December 31,
(US$ in millions)	2008	2007
Shareholders' equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	2,849	2,760
Retained earnings	3,844	2,962
Accumulated other comprehensive income	(811)	669

Total shareholders' equity	$7,436	$7,945

        Shareholders' equity decreased to $7,436 million at December 31, 2008 from $7,945 million at December 31, 2007 primarily as a result of $1,480 million of other comprehensive loss, which includes foreign exchange translation losses of $1,346 million, $178 million primarily relating to dividends to common shareholders of $87 million and accrued convertible preference share dividends of $91 million, of which $81 million was paid to our convertible preference shareholders in 2008. Partially offsetting the decrease was primarily net income of $1,064 million, $2 million from the issuance of our common shares relating to the exercise of employee stock options, net of shares valued at approximately $5 million withheld related to net settlement of vested restricted stock units for payment of employee taxes, $66 million related to stock based compensation expense, $13 million related to an exchange of subsidiary stock from the merger of our subsidiaries in Poland and $13 million related to the sale of a 20% interest in two of our sugar projects in Brazil.

        As of December 31, 2008, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million. Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends. The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2208 and 9.7005 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2208 Bunge Limited common shares, subject to certain additional anti-dilution adjustments. The mandatory convertible preference shares are not redeemable by us at any time.

        As of December 31, 2008, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. Convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. Each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.0854 Bunge Limited common shares, based on the conversion price of $92.14 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

  Cash Flows

        Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of, agribusiness commodity inventories. Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.

        In addition, in the first half of the year we experience more use of cash to build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. The cash flow needs of our food products division will vary based on the market prices and timing of the purchase of the raw materials used in those businesses.

        2008 Compared to 2007.    In 2008, our net cash and cash equivalents increased $23 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $616 million increase in our net cash and cash equivalents in 2007.

        Our operating activities provided cash of $2,543 million in 2008, compared to cash used of $411 million in 2007. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories. Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline. As a result, we are dependent on exchange-traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and forward commodity purchase contracts. The majority of our exchange-traded futures are settled in cash on a daily basis. As a result of the rising prices of agricultural commodities during the first half of 2008, we experienced significant cash payment obligations related to these daily settlements. In addition, our food products raw material costs also increased during the first half of 2008 as a result of the higher commodity prices. In the second half of 2008, agricultural prices fell sharply, resulting in an inflow of cash during this period from daily settlements of exchange-traded futures positions.

        Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. For the years ended December 31, 2008 and 2007, we had a $472 million loss and a $285 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash provided by (used for) operating activities in the line item "Foreign exchange gain on debt" in our consolidated statements of cash flows.

This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

        Cash used for investing activities was $1,106 million in 2008, compared to cash used of $794 million in 2007. Payments made for capital expenditures in 2008 included primarily investments in property, plant and equipment as described under "— Capital Expenditures."

        Acquisitions of businesses and intangible assets in 2008 included $25 million cash paid, net of cash received for our acquisition of a European margarine producer based in Germany. We also acquired a 60% interest in a sugarcane mill in Brazil for a total of $54 million, including $28 million in cash, a wheat mill in Brazil for $17 million in cash, and a corn mill and grain elevator in the U.S. for $28 million in cash. Other smaller acquisitions were made with an aggregate purchase price of approximately $39 million in cash. We recorded goodwill of $72 million as a result of these acquisitions.

        Additionally in 2008, we entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle. The acquisition will be accomplished in two stages. In the first stage, completed in July 2008, the operations and employees of Tate & Lyle's international sugar trading business were transferred to us. The purchase consideration attributable to this stage of the transaction was immaterial. The working capital in the business will remain with, and be collected and paid by, Tate & Lyle through March 31, 2009, at which point it will be assumed by us upon final completion of the transaction. The completion of the transaction is subject to certain customary conditions.

        Investments in affiliates in 2008 included a $61 million investment for a 50% ownership interest in our Bunge Maroc Phosphore S.A. joint venture. Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting. In 2007, investments in affiliates included $32 million of increased investments in our biofuels joint ventures in North and South America.

        Proceeds from the disposal of property, plant and equipment of $39 million in 2008 included $25 million received primarily from the sale of a grain elevator and a sale of land in North America. Proceeds received in 2007 were $55 million, which primarily included the sale of land, a packaging plant and silos.

        Cash used for financing activities was $1,146 million in 2008, compared to cash provided of $1,762 million in 2007. In 2008 we had a $858 million net repayment of debt and in 2007, we had net borrowings of $922 million, which primarily financed our working capital requirements. Dividends paid to our common shareholders in 2008 and 2007 were $87 million and $80 million, respectively. Dividends paid to holders of our convertible preference shares in 2008 and 2007 were $81 million and $34 million, respectively. Dividends of $154 million were paid to certain minority interest shareholders.

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

        The decrease in cash flow from operating activities was primarily due to higher levels of working capital, which were in turn primarily attributable to an increase in readily marketable commodity inventories and trade accounts receivable, partially offset by increased accounts payable, resulting from higher commodity prices and increased purchases in North and South America and Europe.

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

  Brazilian Farmer Credit

        Background.    We advance funds to farmer suppliers, primarily in Brazil, through secured advances to suppliers and prepaid commodity contracts. We also sell fertilizer to farmer customers, primarily in Brazil, on credit as described below and provide financial guarantees in support of customer obligations to third parties. The ability of our customers and suppliers to repay these amounts is affected by local farm sector economic conditions. Brazilian farm economics in 2006 and 2005 were significantly adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields. Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including us. Although higher crop prices contributed to an improvement in Brazilian farm sector economics beginning in 2007, some Brazilian farmers continue to face economic headwinds from high unpaid debt balances and a strong Brazilian real during most of 2008. In addition, crop input prices, including fertilizers, increased significantly during 2007 and continued to increase in the first half of 2008, further pressuring farming economics. Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default. In addition, we have tightened our credit policies to reduce extensions of credit to higher risk accounts, and have increased collateral requirements for certain customers.

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real against the U.S. dollar. In 2008, the real devalued by 24%, decreasing the reported translated U.S. dollar balances.

        Fertilizer Segment Accounts Receivable.    In our fertilizer segment, customer accounts receivable typically have repayment terms ranging from 30 to 180 days. As the farmer's cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer products and the anticipated date for the harvest and sale of the farmer's crop. The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

        We periodically evaluate the collectibility of our trade accounts receivable and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance from time to time depending upon the circumstances.

        In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers. These guarantees are discussed under the heading "— Off-Balance Sheet Arrangements — Guarantees."

        The table below sets forth our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2008	2007
Trade accounts receivable (current)	$354	$526
Allowance for doubtful accounts (current)	19	22
Trade accounts receivable (non-current) (1) (2)	232	331
Allowance for doubtful accounts (non-current) (1)	127	189
Total trade accounts receivable (current and non-current)	586	857
Total allowance for doubtful accounts (current and non-current)	146	211
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	25%	25%

    (1)
    Recorded in other non-current assets in the consolidated balance sheets.

    (2)
    Includes certain amounts related to defaults on customer financing guarantees.

        Secured Advances to Farmers and Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (loans to suppliers against contractual commitments to deliver soybeans in the future), primarily in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land, buildings and equipment, and are generally settled after the farmer's crop is harvested and sold. We also extend secured advances to our suppliers on a long-term basis as producers use these advances to expand planted acreage and to purchase other supplies needed for the production of agricultural commodities. Newly expanded production acreage will generally take two to three years to reach normal yields. The repayment terms of our non-current secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities. These transactions are strictly financial in nature. We do not bear any of the costs or risks associated with the related growing crops.

        Interest earned on secured advances to suppliers of $48 million, $57 million and $78 million for 2008, 2007 and 2006, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian agribusiness segment operations as of the dates indicated:

	December 31,
(US$ in millions)	2008	2007
Prepaid commodity contracts	$104	$405
Secured advances to suppliers (current) (1)	426	379

Total (current)	530	784
Soybeans received (2)	(41)	(22)

Net	489	762
Secured advances to suppliers (non-current) (1) (3)	253	379

Total (current and non-current)	$742	$1,141

Allowance for uncollectible advances	$(37)	$(52)

    (1)
    Included in the secured advances to suppliers (current) are advances equal to an aggregate of $46 million and $41 million at December 31, 2008 and 2007, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years. These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms. Included in the secured advances to suppliers (non-current) are $33 million and $48 million at December 31, 2008 and 2007, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

    (2)
    Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2008.

    (3)
    Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $182 million and $245 million at December 31, 2008 and 2007, respectively. Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

  Capital Expenditures

        Our cash payments made for capital expenditures were $896 million in 2008, $658 million in 2007, and $503 million in 2006. In 2008, major capital projects included expansion of our oilseed processing capabilities in the U.S. and construction of new oilseed processing plants in Brazil and Russia, expansion of our Brazilian phosphate rock production capacity, construction and expansion of sugarcane and ethanol production facilities. In 2007, major capital projects included the expansion of oilseed processing capabilities and construction of a new refinery in Canada, continued construction of port facilities in Brazil, expansion of Brazilian phosphate rock production capacity and a new wheat mill, and expansion of our sugar production facility in Brazil.

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

        We intend to invest approximately $950 million to $1,050 million in 2009, net of cash received on asset dispositions. Of this amount, we expect that approximately 30% will be used for sustaining current production capacity, safety and environmental programs. The other investments will be used to expand our sugar business, build new plants and improve oilseed processing logistics and plant operating efficiencies in Europe, expand and upgrade our mining, fertilizer production capacity and port facilities in the United States and Brazil, expand or acquire grain origination facilities in Europe and modernize certain of our edible oil refineries in Canada and Europe. We intend to fund our capital expenditures with cash flows from operations and available borrowings.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2008:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$12
Customer financing (2)	120

Total	$132

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

    (2)
    We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have sought to obtain collateral from the customers. At December 31, 2008, approximately $84 million of tangible property had been pledged to us as collateral against certain of these financing arrangements. We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements. The fair value of these guarantees, which is recorded in accrued liabilities at December 31, 2008, is not significant.

        In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At December 31, 2008, debt with a carrying amount of $2,951 million related to these guarantees is included in our consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

        One of our subsidiaries has provided a guarantee of indebtedness to one of its subsidiaries. The total debt outstanding as of December 31, 2008 was $74 million, which was recorded as long-term debt in our consolidated balance sheet.

        In addition, we have provided a $27 million irrevocable letter of credit as security for a bridge loan made to one of our U.S. biofuels joint ventures by a financial institution. We will be issued additional ownership interests in the joint venture if the letter of credit is drawn upon. As of December 31, 2008, no liability was recorded in the consolidated balance sheets in respect of this letter of credit.

  Accounts Receivable Securitization Facilities

        Certain of our European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. We account for our transfers/sales of accounts receivable under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the year ended December 31, 2008, 2007 and 2006, we recognized approximately $13 million, $13 million and $5 million, respectively, of expenses in the consolidated statements of income related to the securitization program in Europe.

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

        As of December 31, 2008 and 2007, we sold approximately $325 million and $338 million, respectively, of accounts receivable to the Euro securitization facility, of which we have retained a $91 million and $113 million, respectively, beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, we recorded an allowance for doubtful accounts of $11 million and $7 million against the beneficial interest at December 31, 2008 and 2007, respectively, in other current assets in the consolidated balance sheets.

        We also have two revolving accounts receivable securitization facilities, through our wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $362 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $300 million facility expires in 2009 and the $62 million facility expires in 2012. Both programs have an option to renew. The discount rates approximate the 30-day commercial paper rate plus annual commitment fees ranging from 42.5 to 80 basis points in 2008.

        During 2008 and 2007, the outstanding undivided interests averaged $146 million and $174 million, respectively. We retain collection and administrative responsibilities for the accounts receivable in the pools. We recognized $7 million, $10 million and $9 million in related expenses for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statements of income.

        In addition, we retain interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, our retained interests in the pools are valued at historical cost, which approximates fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2008 and 2007 were net of $125 million and $226 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2008
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(US$ in millions)
Other short-term borrowings (1)	$473	$473	$—	$—	$—
Variable interest rate obligations	41	41	—	—	—
Long-term debt (1)	3,110	78	901	890	1,241
Fixed interest rate obligations	678	138	261	186	93
Non-cancelable lease obligations	707	132	219	122	234
Freight supply agreements (2)	2,232	438	385	207	1,202
Inventory purchase commitments	540	539	1	—	—
Uncertain income tax positions (3)	138	5	—	133	—

Total contractual obligations	$7,919	$1,844	$1,767	$1,538	$2,770

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to three years in the case of ocean freight vessels and 7 to 19 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(3)
Represents estimated payments of liabilities associated with uncertain income tax positions. See Note 12 of the notes to the consolidated financial statements.

        Also in the ordinary course of business, we enter into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Payments to be received by us under such relet agreements are approximately $187 million in 2009 and $132 million in 2010.

        At December 31, 2008, we had $87 million of contractual commitments related to construction in progress.

  Employee Benefit Plans

        We expect to contribute $59 million to our defined benefit pension plans and $8 million to our post-retirement healthcare benefit plans in 2009.

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

  Allowances for Uncollectible Accounts

        We evaluate the collectibility of our trade accounts receivable and secured advances to suppliers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on historical experience, market conditions, current trends and any specific customer collection issues that we have identified. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense. At December 31, 2008, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $291 million and $37 million, respectively. At December 31, 2007, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $285 million and $52 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2008 and 2007, the allowance for recoverable taxes was $104 million and $135 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

  Inventories and Derivatives

        To the extent we consider it prudent for minimizing risk, we use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, energy and ocean freight costs, foreign currency exchange rates and interest rates. We are exposed to loss in the event of non-performance by the counterparties to these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. At December 31, 2008, we recorded allowances of $181 million for current mark-to-market values of open positions and over-the-counter transactions related to non-performance by specific customers, of which $136 million was recorded in cost of goods sold and $45 million is recorded as bad debt expense in selling, general and administrative expenses. We did not have significant allowances relating to non-performance by counterparties at December 31, 2007.

        Our readily marketable commodity inventories, forward purchase and sale contracts, and exchange-traded futures and options are valued at fair value. These inventories are freely-traded, have quoted market prices and may be sold without significant additional processing. We estimate fair values based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

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

        In 2008, we recorded pretax impairment charges of $16 million and $2 million in our agribusiness and edible oil products segments, respectively, relating to write-downs of a smaller, older and less efficient oilseed processing, refining and packaging facility in Europe and a smaller, older and less efficient oilseed processing facility in the United States. Declining results of operations at these facilities, which resulted from adverse operating conditions led management to permanently close these facilities.

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

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. We did not have any significant impairment charges relating to our equity investments in 2008, 2007 and 2006.

  Goodwill

        Goodwill represents the excess of the costs of businesses acquired over the fair value of net tangible and identifiable intangible assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill be tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market place data and other factors are used to determine the fair value of the reporting units and the respective assets. Our reporting units, which are our operating segments, in which we have recorded goodwill, are agribusiness, edible oil products and milling products. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record impairment charges. In the fourth quarter of 2008, we performed our annual impairment test and as a result, there was no impairment of goodwill recognized. In the fourth quarter of 2007, we performed our annual impairment test and recognized a $13 million impairment of goodwill related to our packaged oil brands in Europe and Asia in the edible oils product segment. The impairments were a result of a decline in the market conditions in Asia and our continued business realignment in Europe.

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

        A one percentage point decrease in the assumed discount rate on primarily the U.S. and Brazilian Petros defined benefit pension plans would increase annual expense and the projected benefit obligation by $5.2 million and $73.5 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $5.7 million.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,458 million and $1,399 million at December 31, 2008 and 2007, respectively. However, we have recorded valuation allowances of $94 million and $33 million at December 31, 2008 and 2007, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

        On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We apply a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2008 and 2007, we had recorded tax liabilities of $138 million and $197 million, respectively, in our consolidated balance sheet.

Recent Accounting Pronouncements

        Adoption of New Accounting Pronouncements—In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP No. FAS 157-3). FSP No. FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides guidance to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance, including reporting for prior periods for which financial statements have not been issued. Our adoption of FSP No. FAS 157-3 as of December 31, 2008 did not have a material impact on our consolidated financial statements.

        In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 became effective for us on January 1, 2008.

        In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for us upon adoption of SFAS No. 157 on January 1, 2008, however, with respect to the fair value measurements of all non-financial assets and non-financial liabilities under FSP FAS 157-2, we are evaluating the effect that this provision of FSP FAS 157-2 will have on our consolidated financial statements. See Note 13 of the notes to the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. We have not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

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

        The requirement to measure defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position was effective for fiscal year end December 31, 2008 (see Note 17 of the notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on our consolidated financial statements).

        New Accounting Pronouncements—In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 replaces the requirement to disclose the percentage of the fair value of total plan assets with the requirement to disclose the fair value of each major asset category. In addition, FSP No. FAS 132(R)-1, amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy (i.e. Level 1, Level 2 and Level 3, in which each major category of plan assets falls, using the guidance in SFAS No. 157, Fair Value Measurements, as well as to require reconciliation of the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable actual return on plan assets, purchases, sales and settlements (net) and transfers in and out of Level 3. FSP No. FAS 132(R)-1 is effective for fiscal year ending after December 15, 2009. The adoption of FSP No. FAS 132(R)-1 will require expanded disclosure in the notes to our consolidated financial statements, but will not impact our financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of income. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The SEC approval date was November 15, 2008. Our adoption of SFAS No. 162 in January 2009 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statement in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009 prospectively.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent's carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009 prospectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. We have a centralized risk management group, headed by our chief risk officer, which oversees management of our risk exposures globally. Additionally, our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments are intended to minimize the volatility on operating profits, however, they can occasionally result in earnings volatility, which may be material.

Credit and Counterparty Risk

        Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from over-the-counter derivative instruments (including forward purchase and sale contracts). We actively monitor credit and counterparty risk through credit analysis and review by various committees and task forces which monitor counterparty performance, particularly during periods of extreme price movement or volatility. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

        Because of the recent severe tightening of credit markets and general deterioration in the global economy, credit and counterparty risks are heightened. This increased risk is being monitored through, among other things, increased communications with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited new credit extensions in certain cases and have expanded our use of exchange-cleared derivative instruments where possible.

Commodities Risk

        We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, sunflower seed, rapeseed or canola, wheat, corn and sugar. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We are also subject to the risk of counterparty non-performance under forward purchase or sale contracts and experienced some isolated instances of counterparty non-performance late in 2008 as a result of steep commodity price declines, particularly relative to committed prices for forward sales contracted earlier in the year at higher price levels. In the fourth quarter of 2008, we recorded counterparty risk adjustments of approximately $181 million, of which $136 million related to counterparty non-performance. The adjustments were a result of a combination of the depressed global economy and the adverse impact of significant declines in agricultural commodity, freight and energy prices on certain customers and other counterparties.

        We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are a combination of position and value-at-risk (VAR) limits. We measure and review our net commodities position on a daily basis.

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

	Year Ended December 31, 2008		Year Ended December 31, 2007
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$897	$(90)	$889	$(89)
Highest short position	(754)	(75)	(85)	(9)

Ocean Freight Risk

        Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements have terms ranging from two months to five years. We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs . The ocean freight derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.

        A portion of the ocean freight derivatives have been designated as fair value hedges in accordance with SFAS No. 133, of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the year ended December 31, 2008, we recognized in cost of goods sold in our consolidated statements of income $384 million of losses on the firm commitments to purchase time on ocean freight vessels, which were offset by $384 million of gains on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for the year ended December 31, 2008 due to hedge ineffectiveness. In October 2008 a portion of the fair market value hedges of firm commitments to purchase time on ocean freight vessels were de-designated. We expect to recognize in 2009 and 2010 gains of $17 million and $14 million, respectively, in cost of goods sold in our consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our consolidated balance sheet at December 31, 2008.

        Steep declines in ocean freight rates during the third quarter of 2008, resulting largely from new shipping vessels put into use, the recent global economic slowdown and related tightening of credit markets and the impact on global demand for vessels from industries relying upon ocean freight, such as the steel industry, have put pressure on our ocean freight counterparties. Our counterparties with respect to ocean freight derivative instruments are generally owner/operators of ocean vessels or their affiliates, and are often also our counterparties on time or voyage charter agreements. As a result of the adverse conditions in the ocean freight industry described above, we experienced some counterparty defaults on settlements that came due in 2008 and also made significant adjustments for nonperformance by freight industry counterparties as part of our valuation of freight-related derivative instruments in the fourth quarter of 2008. We are continuing to actively monitor these counterparties and their expected ability to settle on freight derivatives as payments come due. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2008 Overview."

        In 2008, we entered into an agreement to relet a portion of our long term time charter portfolio and also entered into certain associated freight forward agreements with a third party. We expect to recognize a gain on this transaction over the term of the agreement, which expires in 2010. Deferred gains are included in other current and non-current liabilities as of December 31, 2008.

Energy Risk

        We purchase various energy commodities such as bunker fuel, electricity and natural gas that are used to operate our manufacturing facilities and ocean freight vessels. The energy commodities are subject to price risk. We use financial derivatives, including exchange traded and OTC swaps and options, with the primary objective of hedging portions of our energy exposure. These energy derivatives are included in other current assets and other current liabilities on the consolidated balance sheet at fair value.

Currency Risk

        Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with foreign currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia. We enter into derivative instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of December 31, 2008 and 2007. Included in accumulated other comprehensive income (loss) are foreign exchange losses of $353 million for the year ended December 31, 2008 and $232 million foreign exchange gains for the year ended December 31, 2007, related to permanently invested intercompany loans.

        For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural offset to our currency exposure.

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

(US$ in millions)	December 31, 2008	December 31, 2007
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,701)	$(2,770)
Market risk	(270)	(277)
Agricultural commodities inventories	1,015	1,926
Net currency short position, less agricultural commodities inventories (1)	(1,686)	(844)
Market risk (1)	$(169)	$(84)

(US$ in millions)	December 31, 2008	December 31, 2007
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(253)	$(354)
Market risk	(25)	(35)
Agricultural commodities inventories	301	362
Net currency (short) long position, less agricultural commodities inventories	48	8
Market risk	$5	$1
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(526)	$(417)
Market risk	(53)	(42)
Agricultural commodities inventories	526	575
Net currency long position, less agricultural commodities inventories	—	158
Market risk	$—	$16

(1)
The market risk for the Brazilian Operations excludes fertilizer inventories of $1,803 million and $924 million at December 31, 2008 and 2007, respectively, which also provide a natural offset to our currency exposure.

        Foreign exchange derivatives—Certain of our operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, in 2008 and 2007, a combination of foreign exchange contracts and zero cost collars were purchased and designated as cash flow hedges in accordance with SFAS No. 133.

        As of December 31, 2008 and 2007, approximately $586 million and $359 million, respectively, of anticipated foreign currency denominated sales have been hedged with the underlying derivative contracts settling at various dates through December 2009. At December 31, 2008 and 2007, the fair value of contracts expected to settle within the next 12 months, which was recorded in other current liabilities and other current assets, was approximately $41 million and $23 million, respectively. The changes in the fair values on the component of the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and were approximately $(97) million and $9 million, respectively, net of tax, in the years ended December 31, 2008 and 2007. The changes in the fair values are reclassified into earnings when the anticipated sales occur with approximately $(106) million, net of tax loss expected to be reclassified into earnings in 2009. The ineffective portion of these hedges was $3 million at December 31, 2008 and was recorded as foreign exchange loss in the consolidated statements of income for 2008. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

        We use net investment hedges to mitigate the translation adjustments arising from remeasuring our investment in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, we record the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss). During 2008, we entered into fixed interest rate currency swaps with a notional value of $69 million to hedge the net asset exposure in our Brazilian subsidiaries. Under the terms of these swaps, we pay Brazilian interest rates and receive fixed U.S. dollar interest rates. The exchange of principal at the maturity of the swap is expected to offset the foreign exchange translation adjustment of our net investment in our Brazilian real functional currency subsidiaries. These swaps mature in December 2010. At December 31, 2008, the fair value of the fixed interest rate currency swaps was a loss of $1 million, which was recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet as an offset to the foreign currency translation gain from the underlying Brazilian real net asset exposure.

        In October 2008, we de-designated cross currency swaps with a notional value of $76 million that hedged our net investment in Brazilian assets. The fair value of these swaps was zero at the de-designation date. Between October and December 2008, when such swaps matured, we recorded a gain of $15 million in 2008 earnings related to the change in fair value of these cross currency swaps. For the year ended December 31, 2008, we recorded a $17 million gain as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the outstanding net investment hedges.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short- and long-term debt, based on market yields at December 31, 2008, was $3,507 million with a carrying value of $3,583 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2008 would result in a decrease of approximately $84 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2008 would cause an increase of approximately $89 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $16 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

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

        In 2008, we entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing our interest rate exposure associated with its $250 million three-year fixed rate term loan due 2011. Under the terms of the interest rate swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on a fixed interest rate. We have accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2008.

	Maturity	Fair Value Gain
(US$ in millions)	2011	December 31, 2008
Receive fixed/pay Federal Funds notional principal amount	$250	$12
Weighted average variable rate payable (1)	1.30%
Weighted average fixed rate receivable	4.33%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate.

        In addition, in 2008, we entered into floating to floating currency and interest rate swap agreements with an aggregate notional principal amount of ¥10 billion maturing in 2011 for the purpose of managing our currency and interest rate exposure associated with its ¥10 billion Japanese Yen term loan due 2011. Under the terms of the currency and interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. We have accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. At December 31, 2008, the fair value of the currency swap agreement was $15 million.

        In 2008, we entered into interest rate basis swap agreements with an aggregate notional principal amount of $375 million for the purpose of swapping out of the LIBOR benchmark rate on $375 million of the $475 million three-year LIBOR rate term loans due 2011. Under the terms of the basis swap agreements, we make payments based on the average daily effective Federal Funds rate and receive payments based on LIBOR. The basis swap agreements are intended to mitigate our exposure to LIBOR rate settings that have recently risen sharply from benchmark interest rate levels. These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore we have not designated these swap agreements as hedge instruments. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

        The following table summarizes our outstanding basis swap agreements as of December 31, 2008:

	Maturity	Fair Value Loss
(US$ in millions)	2011	December 31, 2008
Receive LIBOR/pay Federal Funds notional principal amount	$375	$(1)
Weighted average rate payable (1)	0.73%
Weighted average rate receivable (2)	0.64%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate.

(2)
Interest is receivable in arrears based on LIBOR.

        In January 2008, we terminated certain of our then outstanding interest rate swap agreements, which we had entered into in previous years, with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt. We accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        We recognized approximately $3 million, $8 million, and $16 million as interest expense in the consolidated statements of income in the years ended December 31, 2008, 2007 and 2006, respectively, relating to our then outstanding interest rate swap agreements. In addition, in 2008, 2007 and 2006, we recognized approximately $12 million $6 million and $7 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap gains.

        In 2008, 2007 and 2006, we reclassified approximately a $2 million loss in each year from accumulated other comprehensive income (loss) in our consolidated balance sheets to interest expense in the consolidated statements of income, which related to a settlement of certain derivative contracts recorded as cash flow hedges, in connection with forecasted issuances of debt financing. We expect to reclassify approximately $2 million to interest expense in 2009 (see Note 21 of the notes to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-69 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

  Management's Report on Internal Control over Financial Reporting

        Bunge Limited's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Bunge Limited's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that Bunge Limited's internal control over financial reporting was effective as of the end of the fiscal year covered by this annual report.

        Deloitte & Touche LLP, the independent registered public accounting firm that has audited and reported on Bunge Limited's consolidated financial statements included in this annual report, has issued its written attestation report on Bunge Limited's internal control over financial reporting, which is included in this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

  Remediation of Material Weaknesses

        In management's assessment of the effectiveness of our internal control over financial reporting included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we reported that we had identified two control deficiencies that constituted material weaknesses. Specifically, Bunge Limited did not maintain effective control over financial reporting relating to the financial statement close process, including insufficient controls over the proper analysis, reconciliation and elimination of intercompany transactions. Upon discovery of this deficiency in its internal controls, management conducted a broad review of its processes for elimination of intercompany transactions across all of its business units and its corporate office and determined that errors in the transfer of information from the general ledgers of certain of Bunge's subsidiaries to Bunge's consolidated reporting system were primarily the result of systems changes made during 2007. Additionally, Bunge Limited did not maintain effective control over financial reporting relating to the proper analysis and assessment of the presentation and recording of certain sales transactions related to Bunge's trade structured finance activities that were previously recorded on a gross basis instead of on a net basis in order to be correctly presented in accordance with U. S. Generally Accepted Accounting Principles. The discovery of these control weaknesses resulted in corrections to previously reported 2007 quarterly consolidated financial statement amounts and other corrections prior to the issuance of Bunge Limited's 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        Management's remediation plan to address the material weaknesses described above was initiated in 2008 and included the following steps taken to strengthen Bunge Limited's internal control over financial reporting:

  •
  Bunge Limited's business units and corporate controller's group conducted full reviews of existing policies, processes and procedures relating to the elimination of intercompany transactions and the implementation of system changes as they relate to financial reporting and redesigned processes and controls as necessary, based on the results of those reviews.

  •
  Monthly reconciliations of general ledger balances for each of Bunge's subsidiaries with Bunge's consolidated reporting system were performed and reviewed with follow up by Bunge's corporate controller's group to assure appropriate elimination of intercompany balances and transactions.

  •
  Bunge Limited's business units and corporate controller's group conducted full reviews of existing policies, processes and procedures relating to analysis and assessment of the presentation and recording of existing sales transaction types and redesigned processes and controls as necessary based on the results of those reviews.

  •
  Bunge Limited's business units conducted reviews to identify transactions with characteristics of a financial nature. All such transaction types identified for 2008 were reviewed with Bunge's corporate controller's group to assure appropriate accounting treatment and financial statement presentation.

        Our remediation plan was fully implemented, and the remediation activities described above were concluded, in the fourth quarter of 2008. During the fourth quarter of 2008, our remediation activities included a continued focus on each of the steps listed above and further testing to ensure the effectiveness of redesigned processes, controls and procedures. Based on our testing of these redesigned processes, controls and procedures, management believes that the aforementioned steps have resolved the material weaknesses in internal control over financial reporting described above for a period of time sufficient to conclude that our internal controls over financial reporting are now effective. The costs associated with implementation of the remediation activities described above were not material.

Item 9B.    Other Information

        None.

 PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2009 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

    a.
    (1)-(2) Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Form 10-K.

    a.
    (3)   Exhibits

        See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 23, 2008 (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation for Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.4	Certificate of Designation for Cumulative Mandatory Convertible Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 7, 2007)
4.5	Form of Cumulative Mandatory Convertible Preference Share Certificate (included in Exhibit 4.4)
4.6
The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.7	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
10.1
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

Exhibit Number	Description
10.3	Third Amended and Restated Revolving Credit Agreement, dated as of November 15, 2005, among Bunge Limited Finance Corp., as Borrower, the several lenders from time to time parties thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on November 21, 2005)
10.4
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.5
Eighth Amended and Restated Liquidity Agreement, dated as of October 5, 2007, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse, acting through its Cayman Islands branch, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.6
Third Amended and Restated Guaranty, dated as of November 15, 2005, between Bunge Limited, as Guarantor and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.7
Sixth Amended and Restated Guaranty, dated as of June 11, 2007, between Bunge Limited, as Guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International", New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York, in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.8
Facility Agreement, dated December 20, 2006, among Bunge Finance Europe B.V., as Borrower, BNP Paribas and HSBC Bank plc, as mandated lead arrangers and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 8-K filed on December 22, 2006)
10.9	Guaranty, dated as of December 20, 2006, between Bunge Limited, as Guarantor, and HSBC Bank plc, as Agent (incorporated by reference from the Registrant's Form 8-K filed on December 22, 2006)
10.10
Facility Agreement, dated as of March 28, 2008, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Calyon, Fortis Bank (Netherland) N.V. and the Royal Bank of Scotland plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and Fortis Bank (Netherland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)

Exhibit Number	Description
10.11	Guaranty, dated as of March 28, 2008, between Bunge Limited, as Guarantor, and Fortis Bank (Netherland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)
10.12
Revolving Credit Agreement, dated as of November 18, 2008, among Bunge Limited Finance Corp., as Borrower, the several banks and other financial institutions or entities from time to time parties to this Agreement, as Lenders, Citibank, N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on November 19, 2008)
10.13
Guaranty, dated as of November 18, 2008, between Bunge Limited, as Guarantor, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on November 19, 2008)
10.14*	Employment Agreement (Amended and Restated as of December 31, 2008) between Bunge Limited and Alberto Weisser
10.15*	Employment Agreement between João Fernando Kfouri and Bunge Limited (Amended and Restated as of December 31, 2008)
10.16	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.17*	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008)
10.18	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.19	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.20
Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.21
Form of Performance-Based Restricted Stock Unit-Target operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.22	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.23*	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008)
10.24
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.25
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)

Exhibit Number	Description
10.26*	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008)
10.27*	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009)
10.28*	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009)
10.29*	Bunge U.S. SERP (Amended and Restated as of January 1, 2009)
10.30*	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008)
10.31*	Bunge Limited Annual Incentive Plan (Amended and Restated as of December 31, 2008)
10.32	Description of Non-Employee Directors' Compensation (incorporated by reference from the Registrant's Form 10-K filed on March 1, 2007)
10.33	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2007)
10.34	Consulting Agreement, dated as of March 10, 2008, between Bunge Limited and Flávio Sá Carvalho, LLC (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.35*	Offer Letter, amended and restated as of December 31, 2008, for Archibald Gwathmey
10.36*	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certifications of Bunge Limited's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

*
Filed herewith.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts(a)	$180	35	15	(6)	(c)	$224
Allowance for secured advances to suppliers	$32	5	3	—		$40
Allowances for recoverable taxes	$46	5	1	(10)	(e)	$42
Income tax valuation allowance	$96	6	11	(73)	(e)	$40
FOR THE YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts(a)	$224	42	36	(17)	(c)	$285
Allowance for secured advances to suppliers	$40	4	8	—		$52
Allowances for recoverable taxes	$42	81	12	—		$135
Income tax valuation allowance	$40	(3)	3	(7)	(f)	$33
FOR THE YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts(a)	$285	95	(46)	(43)	(c)	$291
Allowance for secured advances to suppliers	$52	33	(14)	(34)	(c)	$37
Allowances for recoverable taxes	$135	20	(37)	(14)		$104
Income tax valuation allowance	$33	47	14 (d)	—		$94

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts.

(d)
This includes a reclassification from uncertain tax liabilities and a deferred tax asset adjustment.

(e)
This consists of a reversal of income tax valuation allowances due primarily to a favorable settlement of tax audits in Europe.

(f)
Such amount was reclassified to liabilities upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007, and Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), on December 31, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP New York, New York February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on January 1, 2008.

/s/ DELOITTE & TOUCHE LLP New York, New York February 27, 2009

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$52,574	$37,842	$26,274
Cost of goods sold (Note 8)	(48,538)	(35,327)	(24,703)

Gross profit	4,036	2,515	1,571
Selling, general and administrative expenses	(1,613)	(1,359)	(978)
Interest income	214	166	119
Interest expense	(361)	(353)	(280)
Foreign exchange (loss) gain	(749)	217	59
Other income (expenses)—net	10	15	31

Income from operations before income tax	1,537	1,201	522
Income tax (expense) benefit	(245)	(310)	36

Income from operations after income tax	1,292	891	558
Minority interest	(262)	(146)	(60)
Equity in earnings of affiliates	34	33	23

Net income	1,064	778	521
Convertible preference share dividends	(78)	(40)	(4)

Net income available to common shareholders	$986	$738	$517

Earnings per common share—basic (Note 22)	$8.11	$6.11	$4.32

Earnings per common share—diluted (Note 22)	$7.73	$5.95	$4.28

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,004	$981
Trade accounts receivable (less allowance of $164 and $97) (Note 16)	2,350	2,541
Inventories (Note 3)	5,653	5,924
Deferred income taxes (Note 12)	268	219
Other current assets (Note 4)	3,901	4,853

Total current assets	13,176	14,518
Property, plant and equipment, net (Note 5)	3,969	4,216
Goodwill (Note 6)	325	354
Other intangible assets, net (Note 7)	107	139
Investments in affiliates (Note 9)	761	706
Deferred income taxes (Note 12)	864	903
Other non-current assets	1,028	1,155

Total assets	$20,230	$21,991

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 14)	$473	$590
Current portion of long-term debt (Note 15)	78	522
Trade accounts payable	4,158	4,061
Deferred income taxes (Note 12)	104	166
Other current liabilities (Note 10)	3,261	3,495

Total current liabilities	8,074	8,834
Long-term debt (Note 15)	3,032	3,435
Deferred income taxes (Note 12)	132	149
Other non-current liabilities	864	876
Commitments and contingencies (Note 20)
Minority interest in subsidiaries	692	752
Shareholders' equity (Note 21):
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2008—862,455, 2007—862,500 (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2008 and 2007—6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—240,000,000 shares; issued and outstanding: 2008—121,632,456 shares, 2007—121,225,963 shares	1	1
Additional paid-in capital	2,849	2,760
Retained earnings	3,844	2,962
Accumulated other comprehensive income (loss)	(811)	669

Total shareholders' equity	7,436	7,945

Total liabilities and shareholders' equity	$20,230	$21,991

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$1,064	$778	$521
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	472	(285)	(175)
Impairment of assets	18	70	20
Bad debt expense	69	46	41
Depreciation, depletion and amortization	439	385	324
Stock-based compensation expense	66	48	19
Gain on sale of assets	(14)	(22)	(36)
(Decrease) increase in recoverable taxes provision	(9)	81	5
Deferred income taxes	(251)	(62)	(191)
Minority interest	262	146	60
Equity in earnings of affiliates	(34)	(33)	(23)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(338)	(319)	(69)
Inventories	(905)	(1,743)	(729)
Prepaid commodity purchase contracts	300	(184)	(88)
Secured advances to suppliers	(143)	207	256
Trade accounts payable	1,161	1,231	365
Advances on sales	(106)	190	(24)
Unrealized net gain/loss on derivative contracts	184	(530)	(184)
Margin deposits	8	(175)	(85)
Accrued liabilities	207	299	64
Other—net	93	(539)	(360)

Cash provided by (used for) operating activities	2,543	(411)	(289)

INVESTING ACTIVITIES
Payments made for capital expenditures	(896)	(658)	(503)
Acquisitions of businesses (net of cash acquired) and intangible assets	(131)	(153)	(74)
Investments in affiliates	(71)	(39)	(91)
Proceeds from disposal of property, plant and equipment	39	55	49
Return of capital from affiliates	—	—	18
Related party repayments (loans)	47	(22)	(21)
(Payments for) proceeds from investments	(94)	23	11

Cash used for investing activities	(1,106)	(794)	(611)

FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(687)	19	(139)
Proceeds from short-term debt with maturities greater than 90 days	1,887	1,105	150
Repayments of short-term debt with maturities greater than 90 days	(1,206)	(1,029)	—
Proceeds from long-term debt	1,967	2,030	488
Repayments of long-term debt	(2,819)	(1,203)	(200)
Proceeds from sale of preference shares, net	—	845	677
Proceeds from sale of common shares	7	32	16
Dividends paid to preference shareholders	(81)	(34)	—
Dividends paid to common shareholders	(87)	(80)	(74)
Dividends paid to minority interest	(154)	(18)	(27)
Minority interest investments in less than wholly-owned subsidiaries	—	95	—
Other—net	27	—	—

Cash (used for) provided by financing activities	(1,146)	1,762	891
Effect of exchange rate changes on cash and cash equivalents	(268)	59	20

Net increase in cash and cash equivalents	23	616	11
Cash and cash equivalents, beginning of period	981	365	354

Cash and cash equivalents, end of period	$1,004	$981	$365

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2006		—	119,184,696	$1	$2,630	$1,907	$(312)	$4,226
Comprehensive income—2006:
Net income	—	—	—	—	—	521	—	521	$521
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	267	—	267
Unrealized losses on commodity futures and foreign exchange, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Unrealized investment losses, net of tax benefit of $1	—	—	—	—	—	—	(1)	—	(1)
Reclassification of realized net losses to net income, net of tax benefit of $6	—	—	—	—	—	—	13	—	13
Minimum pension liability, net of tax expense of $0	—	—	—	—	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	279	279	$800

SFAS No. 158 transition adjustment, net of tax benefit of $17 (Note 17)	—	—	—	—	—	—	(30)	(30)
Dividends on common shares	—	—	—	—	—	(74)	—	(74)
Dividends on preference shares	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	24	—	—	24
Tax benefits related to employee stock plan	—	—	—	—	4	—	—	4
Tax benefits related to convertible notes conversion	—	—	—	—	24	—	—	24
Issuance of preference shares	6,900,000	$690	—	—	(13)	—	—	677
Issuance of common shares:
—stock options and award plans	—	—	770,949	—	21	—	—	21

Balance, December 31, 2006	6,900,000	$690	119,955,645	$1	$2,690	$2,350	$(63)	$5,668
Comprehensive income—2007:
Net income	—	—	—	—	—	778	—	778	$778
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	731	—	731
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $4	—	—	—	—	—	—	7	—	7
Unrealized investment losses, net of tax benefit of $0	—	—	—	—	—	—	(6)	—	(6)
Reclassification of realized net gains to net income, net of tax expense of $5	—	—	—	—	—	—	(7)	—	(7)
Pension liability adjustment, net of tax expense of $4	—	—	—	—	—	—	7	—	7

Total comprehensive income	—	—	—	—	—	—	732	732	1,510

Dividends on common shares	—	—	—	—	—	(80)	—	(80)
Dividends on preference shares	—	—	—	—	—	(40)	—	(40)
Stock-based compensation expense	—	—	—	—	41	—	—	41
FIN 48 adoption (Note 12)	—	—	—	—	—	(46)	—	(46)
Tax benefits related to employee stock plan	—	—	—	—	1	—	—	1

(Continued on the following page)

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Issuance of preference shares	862,500	$863	—	—	(18)	—	—	845
Issuance of common shares:
—stock option and award plans	—	—	1,270,318	—	46	—	—	46

Balance, December 31, 2007	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$7,945
Comprehensive income—2008:
Net income	—	—	—	—	—	1,064	—	1,064	1,064
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(1,346)	—	(1,346)
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $31	—	—	—	—	—	—	(68)	—	(68)
Unrealized investment losses, net of tax benefit of $4	—	—	—	—	—	—	(8)	—	(8)
Reclassification of realized net gains to net income, net of tax expense of $15	—	—	—	—	—	—	(22)	—	(22)
Pension liability adjustment, net of tax benefit of $21	—	—	—	—	—	—	(36)	—	(36)

Total comprehensive income (loss)	—	—	—	—	—	—	(1,480)	(1,480)	$(416)

SFAS No. 158 measurement date adjustment, net of tax benefit of $2 (Note 17)	—	—	—	—	—	(4)	—	(4)
Dividends on common shares	—	—	—	—	—	(87)	—	(87)
Dividends on preference shares	—	—	—	—	—	(91)	—	(91)
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	13
Gain on sale of interest in subsidiary	—	—	—	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	66	—	—	66
Reversal of tax benefits related to stock options and award plans	—	—	—	—	(5)	—	—	(5)
Issuance of common shares:
—conversion of mandatory preference shares	(45)	—	369	—	—	—	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	406,124	—	2	—	—	2

Balance, December 31, 2008	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$7,436

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

        Bunge evaluates its equity investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R), Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) and Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of All Majority Owned Subsidiaries. FIN 46R focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. As

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

of December 31, 2008 and 2007, Bunge had no investments in affiliates that would be considered VIEs pursuant to FIN 46R and that have not been consolidated.

        Investments in businesses in which Bunge does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost, plus Bunge's equity in undistributed earnings or losses since acquisition. Investments in which Bunge does not have the ability to exercise significant influence are accounted for by the cost method. Equity and cost method investments are included in investments in affiliates in the consolidated balance sheets.

        Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, valuation allowances for recoverable taxes and deferred tax assets, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, liabilities for unrecognized tax benefits and pension plan obligations. In addition, significant management estimates and assumptions are required in determination of fair values of Level 3 assets and liabilities. See Note 13 to the notes to the consolidated financial statements. Actual amounts may vary from those estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) programs and policies, changes in global demand and production of similar and competitive crops. The markets for Bunge's products are highly price competitive and are sensitive to product substitution. Bunge competes against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location. In addition, Bunge has significant commercial activities related to logistics as it moves commodities around the world and also related to energy as agricultural commodities and commodity products have become key components of ethanol and other biofuels. Bunge also enters into over-the-counter derivative instruments with financial counterparties, primarily related to management of interest rate and foreign currency risk. As a result of these activities, Bunge also has concentrations of risk with counterparties in the shipping, energy and finance industries.

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

        Inventories—Readily marketable inventories, which consist of merchandisable agricultural commodities, are stated at market value. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The merchandisable agricultural commodities are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the market values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

        Inventories that are not readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments that are related to its inherent business and financial exposures as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, foreign currency exchange rates, interest rates, ocean freight and energy costs. Generally, Bunge's use of these instruments mitigates the exposure to market variables.

        Bunge generally uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are valued at quoted market prices. Forward purchase and sale contracts are valued at quoted market prices where available, adjusted for differences, primarily transportation, between the exchange traded market and the local markets on which the terms of the contracts are based. Changes in fair values of forward purchase and sale contracts and exchange-traded futures and options contracts are recognized in earnings as a component of cost of goods sold. Changes in fair values of exchange-traded futures contracts representing the unrealized gains and/or losses on these instruments, are settled daily generally through Bunge Chicago, Inc., Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities.

        Bunge is exposed to loss in the event of the non-performance by counterparties to over-the-counter derivative instruments and forward purchase and sales contracts. Adjustments are made to fair values of derivative instruments on occasions when non-performance risk is determined to represent a significant input in fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance.

        In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges. The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. To the extent they provide effective offset, gains or losses arising from these transactions are deferred in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified to cost of goods sold in the consolidated statements of income when the products associated with the hedged items are sold. Bunge expects to reclassify approximately $29 million after-tax net gains to cost of goods sold in the year ending December 31, 2009, relating to exchange-traded futures contracts designated as cash flow hedges. If at any time during the hedging relationship Bunge no longer expects the hedge to be highly effective, the changes in the market value of such futures contracts would prospectively be recorded in the consolidated statements of income.

        Bunge enters into time charter agreements for utilization of ocean freight vessels for the purpose of transporting agricultural commodities based on forecasted requirements. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels and global economic and trade conditions. Bunge's time charter agreements, which represent unrecognized firm commitments to utilize ocean freight vessels, have terms ranging from two months to three years. Bunge uses derivative instruments to hedge both time charter agreements and other portions of its anticipated ocean freight costs. Ocean freight derivatives are recognized on Bunge's consolidated balance sheets at fair value. A portion of the ocean freight derivatives are designated as fair value hedges of Bunge's time charter agreements. Changes in the fair values of the ocean freight derivatives that are qualified, designated and highly effective as fair value hedges of those unrecognized firm commitments, along with the gains or losses on the unrecognized firm commitments attributable to the hedged risk, are recorded in cost of goods sold in Bunge's consolidated statements of income.

        From time to time, Bunge enters into interest rate swaps to manage the interest rate risk on its outstanding debt portfolio. The interest rate swaps used by Bunge are generally designated as fair value hedges and are recorded at fair value in the consolidated balance sheets with changes in fair value recorded in interest expense in the consolidated statements of income. Additionally, the carrying amount of associated debt relating to interest rate swaps is adjusted contemporaneously in earnings for changes in the fair value caused by changes in interest rates.

        Bunge also routinely enters into derivative instruments, such as foreign currency options, forward contracts and swaps, to mitigate exposure to fluctuations in foreign currency exchange rates.

        Generally, all derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified or amortized to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge designates certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains or losses in the consolidated statements of income. Fair values are based on market quotes for exchange traded instruments or independent quotes for non-exchange traded instruments.

        Recoverable Taxes—Recoverable taxes include value added taxes paid upon the acquisition of raw materials and other services and certain other transactional taxes which can be recovered in cash or as compensation against income taxes or certain other taxes owed by Bunge. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for such uncollectible amounts.

        Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major improvements that extend the life, capacity or efficiency and improve the safety of the asset are capitalized, while minor maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of assets are capitalized and depreciated over the lives of the underlying assets. Depreciation is computed based on the straight line method over the estimated useful lives of the assets. Useful lives for property, plant and equipment are as follows:

Years
Buildings	10-50
Machinery and equipment	7-20
Furniture, fixtures and other	3-20

        Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit of production method based on proven and probable reserves. The remaining useful lives of Bunge's mines operated in its fertilizer operations range from 15 to 52 years. Bunge determines the estimated useful lives of its mines based on reserve estimates and forecasts of annual production.

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized, but is tested annually for impairment in the fourth quarter of Bunge's fiscal year, or when circumstances during the year warrant, based upon the fair value of the reporting unit with which it resides (see Note 6 of the notes to the consolidated financial statements). Bunge's reporting segments in which it has recorded goodwill are agribusiness, edible oil products and milling products. Impairment losses are generally included in cost of goods sold in the consolidated statements of income, unless the goodwill is associated with acquired marketing or brand assets, in which case impairment losses are included in selling, general and administrative expenses in the consolidated statements of income.

        Other Intangible Assets—Other intangible assets that have finite useful lives include brands and trademarks recorded at fair value at the date of acquisition. Other intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives, ranging from 5 to 40 years. Other

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

intangible assets with indefinite lives are not amortized but rather are tested annually for impairment (see Note 7 of the notes to the consolidated financial statements).

        Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets —Bunge reviews for impairment of its property, plant and equipment and other finite-lived intangible assets whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimates of undiscounted future cash flows during the expected useful life of the asset are less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. The impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income.

        Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Impairment of Investments in Affiliates—Bunge continually reviews its investments in affiliates to determine whether a decline in fair value is other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below Bunge's carrying value, the financial condition, operating performance and near-term prospects of the affiliate, which include general market conditions specific to the affiliate or the industry in which it operates, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges for investments in affiliates are included as a reduction in Bunge's share of the equity in earnings of affiliates in the consolidated statements of income.

        Stock-Based Compensation—Bunge maintains an Equity Incentive Plan, a Non-Employee Directors' Equity Incentive Plan and a 2007 Non-Employee Directors' Equity Incentive Plan, which are described in Note 23 of the notes to the consolidated financial statements. Bunge accounts for stock-based compensation using the modified prospective transition method under SFAS No. 123R, Share-based Payment (SFAS No. 123R). Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

        Bunge applies a more likely than not threshold to the recognition and de-recognition of tax benefits. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations in many jurisdictions across Bunge's global operations. Bunge also recognizes potential liabilities for potential tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not that additional taxes will be due. Investment tax credits are recorded in income tax expenses in the period in which such credits are granted.

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer and collection of the sale price is reasonably assured. The sales terms provide for passage of title either at the time shipment is made or at the time of the delivery of product. Net sales are gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included as a component of net sales due to the operational nature of this item (see Note 4 of the notes to the consolidated financial statements). Sales that are primarily of a financial nature, such as those related to trade structured financing activities, are recorded net, and margins earned on such transactions are included as a component of net sales. Shipping and handling charges billed to customers are included in sales and related costs are included as a component of cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $35 million, $34 million and $22 million in 2008, 2007 and 2006, respectively.

        Adoption of New Accounting Pronouncements—In 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP No. FAS 157-3). FSP No. FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, in a market that is not active and provides guidance to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance, including reporting for prior periods for which financial statements have not been issued. Bunge's adoption of FSP No. FAS 157-3 as of December 31, 2008 did not have a material impact on its consolidated financial statements.

        In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

of the balance sheet. Bunge has not elected to measure financial assets or liabilities at fair value which previously had not been recorded at fair value.

        In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides enhanced guidance for using fair value to measure assets and liabilities under current U.S. GAAP standards and expands the disclosure of the methods used and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other U.S. GAAP standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 became effective for Bunge on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Its Related Interpretative Accounting Pronouncements that Address Leasing Transactions (FSP FAS 157-1) and FASB Staff Position FAS 157-2, Effective Date of SFAS No. 157 (FSP FAS 157-2). FSP FAS 157-1 excludes SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, with the exception of fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-1 and FSP FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008, however, with respect to the fair value measurements of all non-financial assets and non-financial liabilities under FSP FAS 157-2, Bunge is evaluating the effect that this provision of FSP FAS 157-2 will have on its consolidated financial statements. See Note 13 of the notes to the consolidated financial statements.

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

        The requirement to measure defined benefit postretirement plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position was effective for fiscal year end December 31, 2008 (see Note 17 of the notes to the consolidated financial statements for further discussion on the effect of adopting SFAS No. 158 on Bunge's consolidated financial statements).

        New Accounting Pronouncements—In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

or other postretirement plan. FSP No. FAS 132(R)-1 replaces the requirement to disclose the percentage of the fair value of total plan assets with the requirement to disclose the fair value of each major asset category. In addition, FSP No. FAS 132(R)-1, amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy (i.e., Level 1, Level 2 and Level 3, in which each major category of plan assets falls, using the guidance in SFAS No. 157, Fair Value Measurements, as well as to require reconciliation of the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3), separately presenting changes during the period attributable to actual return on plan assets, purchases, sales and settlements (net) and transfers in and out of Level 3. FSP No. FAS 132(R)-1 is effective for fiscal year ending after December 15, 2009. The adoption of FSP No. FAS 132(R)-1 will require expanded disclosures in the notes to Bunge's consolidated financial statements but will not impact Bunge's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of income. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The adoption of this standard will require expanded disclosure in the notes to Bunge's consolidated financial statements but will not impact Bunge's financial position, results of operations or cash flows.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Bunge is currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The SEC's approval date

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies (Continued)

was November 15, 2008. Bunge's adoption of SFAS No. 162 in January 2009 did not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bunge will adopt SFAS No. 141(R) on January 1, 2009 prospectively.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent's carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Bunge will adopt SFAS No. 160 on January 1, 2009 prospectively.

2.    Business Acquisitions

        In March 2008, Bunge acquired a European margarine producer based in Germany for a purchase price of $31 million, which consisted of $25 million in cash and $6 million of assumed debt. Upon completion of the final valuation of assets and liabilities acquired, $17 million was allocated to goodwill in Bunge's edible oil products segment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Acquisitions (Continued)

        On June 23, 2008, Bunge and Corn Products International, Inc. (Corn Products) announced that they had entered into a definitive merger agreement in which Bunge would acquire Corn Products in an all-stock transaction. On November 10, 2008, Corn Products notified Bunge that the Corn Products Board of Directors voted to withdraw its recommendation in favor of the merger and to recommend that its stockholders vote against the merger. In light of the Corn Products Board's decision, Bunge announced on November 10, 2008, its termination of the merger agreement between the parties. In accordance with the terms of the merger agreement, Bunge was reimbursed by Corn Products for $10 million of its transaction-related expenses. In addition, Corn Products is obligated to pay Bunge a termination fee of $110 million (such amount to be reduced by the amount of any expenses reimbursed by Corn Products referred to above) if, within twelve months after the date of termination, Corn Products enters into a definitive agreement with respect to, or consummates, a change of control transaction.

        In July 2008, Bunge entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle PLC (Tate & Lyle). The acquisition will be accomplished in two stages. In the first stage, completed in July 2008, the operations and employees of Tate & Lyle's international sugar trading business were transferred to Bunge. The purchase consideration attributable to this stage of the transaction was immaterial. The working capital of the business remains with Tate & Lyle through March 31, 2009, at which point, working capital of up to $100 million will be acquired by Bunge at the then market value, subject to certain customary conditions.

        In October 2008, Bunge acquired a 60% interest in a sugarcane mill in Brazil for a total purchase price of $54 million, which consisted of $28 million in cash, $8 million in a short-term note payable, and $18 million of assumed long-term debt. Bunge also acquired a wheat mill in Brazil for a total purchase price of $17 million in cash. Bunge recorded goodwill of $28 million and $14 million, based on its preliminary purchase price valuation related to these acquisitions, which it allocated to its agribusiness and milling products segment, respectively.

        In addition, in October 2008 Bunge acquired a 50% interest in the owner/operator of a port facility in Vietnam through the acquisition of 100% of a company which owns the 50% interest. Bunge determined that its total variable interests in the owner/operator of the port facility, including its ownership share as well as port management responsibilities and an operational throughput agreement, require consolidation of the owner/operator in its consolidated financial statements under the provisions of FIN 46(R). The purchase price was approximately $14 million. Based on a preliminary purchase price allocation, Bunge recorded $6 million of other intangible assets.

        In November 2008, Bunge also acquired a milling plant and a grain elevator in North America for $28 million in cash, and additional shares of the minority interests in certain subsidiaries in Europe, and Argentina for $15 million in cash for which it recognized $5 million of goodwill in its edible oil products segment.

        Also in 2008, Bunge completed the purchase price allocation relating to the 2007 acquisition of a Brazilian sugarcane mill and ethanol production facility for an aggregate purchase price of $171 million, which consisted of $101 million in cash, $12 million in a short-term note payable and $58 million of assumed long term debt. Bunge had preliminarily recognized $127 million of goodwill, of which it recorded $120 million in 2007 and an additional $7 million in 2008, in its agribusiness segment as a result of this transaction. Upon the 2008 final valuation of the purchase price allocation, $1 million was allocated to other intangible assets, $9 million was allocated to property, plant and equipment, $6 million was allocated to deferred tax assets and $111 million remained as goodwill. Subsequently in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Acquisitions (Continued)

2008, Bunge sold 20% of its interest in this sugarcane mill and recorded $13 million in additional paid in capital in its consolidated balance sheet.

        In 2007, Bunge completed a final valuation of the purchase price allocation relating to the 2006 acquisition of a port terminal in Brazil for $43 million in cash and allocated $13 million to other intangible assets, $11 million to property, plant and equipment and $15 million to goodwill in its agribusiness segment. Bunge also had certain smaller acquisitions in 2007 for an aggregate purchase price of $4 million.

        In 2007, Bunge acquired the Gradina brand of industrial margarines, pre-mixes and bread improver product brand from Unilever in Brazil for an aggregate purchase price of $23 million, which consisted of $20 million in cash and $3 million in a short-term note payable. Bunge also acquired two packaged oil brands, an oil refining facility and a crushing facility in Europe for $28 million in cash.

        In 2006, Bunge completed its final purchase price allocation of the acquisition of two soybean processing and refining businesses in China, one of which was acquired in 2006 for a purchase price of $26 million in cash and the other in 2005 for a purchase price of $13 million in cash. Bunge recognized $18 million of goodwill in its agribusiness segment as a result of the acquisitions in China at December 31, 2006. Bunge also had certain smaller acquisitions in 2006 for an aggregate purchase price of $5 million for which it recognized $4 million of goodwill in its edible oil products segment.

        Pro forma financial information is not presented as these acquisitions in aggregate are not material.

3.    Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)	2008	2007
Agribusiness—Readily marketable inventories at fair value(1)	$2,619	$3,358
Fertilizer	1,875	924
Edible oils(2)	444	419
Milling	113	176
Other(3)	602	1,047

Total	$5,653	$5,924

    (1)
    Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

    (2)
    Includes readily marketable inventories at fair value of $122 million and $183 million at December 31, 2008 and 2007.

    (3)
    Agribusiness inventories carried at lower of cost or market.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2008	2007
Prepaid commodity purchase contracts (1)	$115	$429
Secured advances to suppliers (2)	423	382
Unrealized gains on derivative contracts	1,810	2,320
Recoverable taxes (3)	518	368
Margin deposits	301	309
Other	734	1,045

Total	$3,901	$4,853

    (1)
    Prepaid commodity purchase contracts represent advance payments for obligations to producers for future delivery of specified quantities of agricultural commodities. Prepaid commodity purchase contracts are recorded at fair value based on prices of the underlying agricultural commodities.

    (2)
    Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers' production costs. These advances are strictly financial in nature. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $253 million and $379 million at December 31, 2008 and 2007, respectively, that are included in other non-current assets in the consolidated balance sheets. The repayment terms of the non-current secured advances generally range from two to three years. Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $46 million and $41 million at December 31, 2008 and 2007, respectively. Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $33 million and $48 million at December 31, 2008 and 2007, respectively. These renegotiated advances are largely collateralized by a farmer's future crops and a mortgage on the land, buildings and equipment.

      Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $182 million and $245 million at December 31, 2008 and December 31, 2007, respectively. Collections being pursued through legal action largely reflect loans made for the 2005 and 2006 crops. The allowance for uncollectible advances totaled $37 million and $52 million at December 31, 2008 and December 31, 2007, respectively.

      Interest earned on secured advances to suppliers of $48 million, $57 million and $78 million for 2008, 2007 and 2006, respectively, is included in net sales in the consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.    Other Current Assets (Continued)

    (3)
    Bunge has an additional recoverable taxes balance of $266 million and $191 million at December 31, 2008 and 2007, respectively, which is included in other non-current assets in the consolidated balance sheets. The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $104 million and $135 million at December 31, 2008 and 2007, respectively. In May 2008, Bunge received a favorable ruling from tax authorities in Brazil, related to certain transactional taxes paid since 2004. As a result of this ruling, Bunge recorded recoverable taxes of $128 million (current and non-current) in cost of goods sold. Bunge will apply the credit as an offset against future Brazilian tax liabilities incurred in the ordinary course of business and expects that the credit will be fully utilized over the next 12 to 18 months. In addition, in 2008, Bunge recorded a recoverable tax credit of $62 million in selling, general and administrative expenses pertaining to a favorable ruling from Brazilian tax authorities that certain transactional taxes were unlawfully levied on financial transactions. These taxes were paid by Bunge between 2000 and 2004 and the $62 million of credits resulting from this ruling are expected to be utilized as an offset against future Brazilian tax liabilities incurred in the ordinary course of business during 2009.

5.    Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2008	2007
Land	$255	$246
Mining properties	224	293
Buildings	1,564	1,738
Machinery and equipment	3,487	3,809
Furniture, fixtures and other	378	395

	5,908	6,481
Less: accumulated depreciation and depletion	(2,661)	(2,942)
Plus: construction in progress	722	677

Total	$3,969	$4,216

        Bunge capitalized expenditures of $1,003 million, $718 million and $545 million in 2008, 2007 and 2006, respectively. In addition, included in these capitalized expenditures, was capitalized interest on construction in progress of $18 million, $15 million and $14 million in 2008, 2007 and 2006, respectively. Depreciation and depletion expense was $428 million, $374 million and $318 million in 2008, 2007 and 2006, respectively.

6.    Goodwill

        Bunge performed its annual impairment test in the fourth quarters of 2008, 2007 and 2006. There was no impairment of goodwill for the years ended December 31, 2008 and 2006. Bunge recorded goodwill impairment charges of $13 million for the year ended December 31, 2007 as described below.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.    Goodwill (Continued)

        The changes in the carrying amount of goodwill by segment at December 31, 2008 and 2007 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, January 1, 2007	$210	$18	$8	$236
Goodwill acquired(1)	120	—	—	120
Allocation of acquired goodwill(2)	(27)	21	—	(6)
Impairment of goodwill(3)	—	(13)	—	(13)
Tax benefit on goodwill amortization(4)	(21)	—	—	(21)
Foreign exchange translation	36	1	1	38

Balance, December 31, 2007	318	27	9	354
Goodwill acquired(1)	35	22	14	71
Allocation of acquired goodwill(2)	(16)	—	—	(16)
Tax benefit on goodwill amortization(4)	(7)	—	—	(7)
Foreign exchange translation	(61)	(12)	(4)	(77)

Balance, December 31, 2008	$269	$37	$19	$325

(1)
See Note 2 of the notes to the consolidated financial statements.

(2)
In 2008, upon completion of the final valuation of the 2007 sugarcane mill and ethanol production facility in Brazil, Bunge reallocated goodwill acquired in the sugarcane mill transaction in the amount of $1 million to other intangible assets, $9 million to property, plant and equipment and $6 million to deferred tax assets in its agribusiness segment. In 2007, upon completion of the final valuation of the 2006 port terminal acquisition in Brazil, Bunge reallocated goodwill in the amount of $13 million to other intangible assets and $11 million to property, plant and equipment in its agribusiness segment. In addition, Bunge reallocated $3 million of goodwill from the agribusiness segment to the edible oil products segment.

(3)
In 2007, Bunge recognized impairment of goodwill related to its packaged oil brands in Europe and Asia in its edible oils product segment. The impairments were a result of a decline in the market conditions in Asia and Bunge's continued business realignment in Europe.

(4)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    Other Intangible Assets

        Intangible assets consist of the following:

	December 31,
(US$ in millions)	2008	2007
Trademarks/brands, finite-lived	$98	$101
Licenses	2	3
Other	35	31

	135	135
Less accumulated amortization:
Trademarks/brands(1)	(38)	(12)
Licenses	(2)	(2)
Other	(10)	(10)

	(50)	(24)
Trademarks/brands, indefinite-lived	22	28

Intangible assets, net of accumulated amortization	$107	$139

    (1)
    Bunge's Brazilian agribusiness segment subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, prior to recognizing any income tax benefit of tax deductible goodwill in excess of its book goodwill in the consolidated statements of income and after the related book goodwill has been reduced to zero, any such remaining tax deductible goodwill in excess of its book goodwill is used to reduce other intangible assets to zero. In 2008, the subsidiary adjusted the carrying value of trademarks/brands, finite-lived for tax benefits received on tax goodwill in excess of book goodwill.

        The aggregate amortization expense for other intangible assets was $11 million, $11 million and $6 million for 2008, 2007 and 2006, respectively. In 2007, there was an $11 million write-down of brands. (see Note 8 of the notes to the consolidated financial statements). The annual estimated amortization expense for 2009 to 2013 is approximately $5 million per year.

        In 2008, Bunge acquired approximately $9 million of certain brands in its edible oils products segment in Europe and has assigned a 20 year life to these assets. In 2007, Bunge acquired certain brands in its edible oils products segment in Europe for approximately $15 million, and assigned a five-year life to these assets. In addition, in 2007 Bunge acquired the Gradina brand in Brazil, for an aggregate purchase price of $23 million and has assigned a 20 year life to this asset.

8.    Impairment and Restructuring Charges

        Impairment—In 2008, Bunge recorded pretax non-cash impairment charges of $16 million and $2 million in cost of goods sold in its consolidated statement of income, which it allocated to its agribusiness and edible oil products segments, respectively, relating to the write-down of a smaller, older and less efficient oilseed processing and refining facility in Europe and a smaller, older and less efficient oilseed processing plant in the United States. Declining results of operations at these facilities, as well as our additions of new, larger and better located facilities in recent years, led management to permanently close these facilities. The fair values of land and equipment at these facilities were primarily determined with the assistance of third-party valuations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    Impairment and Restructuring Charges (Continued)

        In 2007, Bunge recorded pretax non-cash impairment charges of $70 million. These charges included $22 million, $35 million and $13 million in its agribusiness, edible oil products and milling products segments, respectively, relating to write-downs of smaller, older and less efficient facilities, which included four oilseed processing, refining and packaging facilities in Europe, an oilseed processing facility and an edible oil products packaging facility in the United States, a wheat milling facility in Brazil and a corn milling facility in Canada. The declining results of operations of these facilities, as well as our additions of new, larger and better located facilities in recent years, led management to reach a decision to permanently close all or substantial portions of these facilities. The fair values of land and equipment at these facilities were primarily determined with the assistance of third-party valuations. In addition to the facility impairments, 2007 pretax impairment charges included $11 million of impairments related to certain brands, related goodwill and other intangible assets in India as a result of declining returns on those assets. The fair values of the brands and related intangibles were also determined with the assistance of a third-party valuation. For the year ended December 31, 2007, $59 million of impairment charges were recorded in cost of goods sold related to the facility closures. The $11 million of write-downs of brands and related intangible assets were recorded in selling, general and administrative expenses.

        In 2006, Bunge recorded pretax non-cash impairment charges of $18 million and $2 million in cost of goods sold in its consolidated statement of income, which it allocated to its agribusiness and edible oil products segments, respectively, relating to write-downs of three smaller, older and less efficient oilseed processing, refining and packaging facilities in Brazil. Declining results of operations at these facilities, which resulted from adverse operating conditions in the Brazilian agribusiness industry, competition from Argentina and the strength of the Brazilian currency, led management to permanently close these three facilities. The fair values of land and equipment at these three facilities were determined with the assistance of a third-party valuation.

        Restructuring—In 2008, Bunge recorded restructuring charges of $8 million in cost of goods sold in its consolidated statement of income, related to its European agribusiness and edible oil products segment. These charges consisted of termination benefit costs of $4 million and $1 million in the agribusiness and edible oil segments, respectively, and other facility closure costs of $3 million in the agribusiness segment. In the agribusiness segment, termination costs for the year ended December 31, 2008 related to termination benefit obligations associated with approximately 21 plant employees and the other facility closure expenses related to the closure of the oilseed processing facility in Europe. The majority of these costs will be paid in 2009 as closure decisions were made and severance plans were defined and communicated in 2008. Funding for the payments will be provided by cash flows from operations.

        In 2007, Bunge recorded restructuring charges of $8 million in cost of goods sold related primarily to termination benefit costs in the agribusiness segment for approximately 80 plant employees at facilities closed in Europe and the United States. The majority of these termination benefit costs were paid in the first quarter of 2008 as closure decisions were made and severance plans were defined and communicated in the fourth quarter of 2007. Funding for the payments was provided by cash flows from operations.

        In 2006, Bunge recorded restructuring charges of $4 million related to its South American agribusiness and fertilizer operations. These charges consisted of termination benefit costs of $1 million and $2 million in the agribusiness and fertilizer segments, respectively, and environmental costs of $1 million in the agribusiness segment. In the agribusiness segment, termination costs for the year ended December 31, 2006 related to termination benefit obligations associated with approximately 400

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    Impairment and Restructuring Charges (Continued)

plant employees and the environmental expense related to the closure of the three oilseed processing, refining and packaging facilities. In the fertilizer segment, termination costs related to the termination of approximately 100 administrative employees in connection with Bunge's cost reduction programs. These restructuring costs were associated with Bunge's 2005 restructuring program which was designed to streamline costs and rationalize the corporate structure in these segments. Funding for these costs was provided by cash flows from operations. All termination benefit obligations were paid as of December 31, 2006. The restructuring and environmental costs for the agribusiness segment were recorded in cost of goods sold and the restructuring costs for the fertilizer segment were recorded in selling, general and administrative expense in the consolidated statement of income.

9.    Investments in Affiliates

        Bunge participates in several unconsolidated joint ventures and other investments accounted for on the equity method. The most significant of these at December 31, 2008 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

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

        The Solae Company.    Solae is a joint venture with E.I. du Pont de Nemours and Company. Solae is engaged in the global production and distribution of soy-based ingredients, including soy proteins and lecithins. Bunge has a 28.06% interest in Solae.

        AGRI-Bunge, LLC.    Bunge has a joint venture in the United States with AGRI Industries. The joint venture originates grain and operates Mississippi river terminals. Bunge has 50% voting power and a 34% interest in the equity and earnings of AGRI-Bunge, LLC.

        Diester Industries International S.A.S. (DII).    Bunge is a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. Bunge has a 40% interest in DII.

        Bunge-Ergon Vicksburg, LLC (BEV).    Bunge is a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where Bunge operates grain elevator facilities.

        Southwest Iowa Renewable Energy, LLC (SIRE).    Bunge is a 26% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility at Council Bluffs, Iowa.

        Ecofuel S.A.    Bunge is a 50% owner of this company along with AGD in Argentina. The company manufactures biodiesel products in the Santa Fe province of Argentina.

Fertilizers

        Fosbrasil S.A.    Bunge is a 44.25% owner of this joint venture in Brazil with Astaris Brasil Ltda. and Société Chimique Prayon-Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    Investments in Affiliates (Continued)

Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

        Bunge Maroc Phosphore S.A.    Bunge has a 50% interest in this joint venture, to produce fertilizers in Morocco with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products in Morocco for shipment to Brazil, Argentina and certain other markets in Latin America. In 2008, Bunge contributed $61 million to this joint venture.

Food Products

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

        Summarized combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 follows:

	December 31,
(US$ in millions)	2008	2007
Combined financial position (unaudited):
Current assets	$1,683	$1,414
Non-current assets	2,766	2,735

Total assets	$4,449	$4,149

Current liabilities	$1,049	$916
Non-current liabilities	1,092	896
Stockholders' equity	2,308	2,337

Total liabilities and stockholders' equity	$4,449	$4,149

Amounts recorded by Bunge:
Investments(1)	$761	$706

(US$ in millions)	2008	2007	2006
Combined results of operations (unaudited):
Revenues	$6,063	$4,694	$3,376
Income before income tax and minority interest	92	169	117
Net income	85	108	74
Amounts recorded by Bunge:
Equity income(2)	34	33	23

(1)
Approximately $347 million and $361 million of this amount at December 31, 2008 and 2007, respectively, related to Bunge's investment in Solae. At December 31, 2008, Bunge's investment equaled its underlying equity in the net assets of Solae. At December 31, 2007, Bunge's investment exceeded its underlying equity in the net assets of Solae by $1 million. Straight line amortization of this excess against equity in earnings of affiliates amounted to $1 million, $5 million and $5 million

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    Investments in Affiliates (Continued)

  in 2008, 2007 and 2006, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which were being amortized over five years.

(2)
In 2008 and 2006, Bunge's equity in earnings of Solae included impairment and restructuring charges, net of income tax benefits of $5 million, net of tax benefit of $2 million, and $20 million, net of tax benefit of $7 million, respectively.

10.    Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2008	2007
Accrued liabilities	$1,110	$1,071
Unrealized loss on derivative contracts	1,775	2,023
Advances on sales	261	367
Other	115	34

Total	$3,261	$3,495

11.    Asset Retirement Obligations

        Bunge has asset retirement obligations with carrying amounts totaling $36 million and $55 million at December 31, 2008 and 2007, respectively, primarily relating to mining assets in the fertilizer segment, processing plants located on leased land in the agribusiness segment, and certain edible oil refining facilities in the edible oil products segment. Asset retirement obligations in the fertilizer segment relate to restoration of land used in its mining operations. Asset retirement obligations in the agribusiness segment relate to the restoration of leased land to its original state and removal of the plants after termination of the leases. Asset retirement obligations in its edible oil products segment relate to the removal of certain storage tanks associated with the edible oil refining facilities.

        The change in carrying value of asset retirement obligations in 2008 consisted of a $13 million decrease of the initial obligation, which resulted from an increase in the discount rate used to calculate the present value ($11 million for the fertilizer segment and $2 million for the edible oil segment), an increase of $9 million of accretion expense and a decrease of $15 million related to currency translation adjustment. The change in the carrying value of asset retirement obligations in 2007 consisted of a $10 million increase of the initial obligation in the fertilizer segment due to a decrease in the discount rate used to calculate the present value, an increase of $2 million for new obligations related to required restoration of leased land and removal of plants ($1 million in the agribusiness segment and $1 million in the edible oil products segment), $4 million of accretion and $7 million of currency translation adjustment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes

        Bunge has global operations and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Tax reporting rules and income tax rates used for the determination of taxable income and the related income taxes are complex and vary significantly among jurisdictions. Determination of taxable income requires the interpretation of the related tax laws and regulations, and the use of estimates and assumptions regarding future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the varying tax laws and the sources and character of income and tax credits.

        Changes in tax laws, regulations, agreements and treaties, foreign currency exchange transactions, foreign currency exchange rates, or Bunge's level of operations or profitability in each taxing jurisdiction may impact Bunge's income tax provision.

        Bunge also records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets might not be realized. The ultimate realization of the deferred tax assets depends primarily on the ability to generate sufficient future income of the appropriate character in the appropriate taxing jurisdiction.

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
United States	$126	$126	$14
Non-United States	1,411	1,075	508

Total	$1,537	$1,201	$522

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Current:
United States	$(12)	$(7)	$(3)
Non-United States	(511)	(348)	(152)

	(523)	(355)	(155)

Deferred:
United States	(22)	(27)	(21)
Non-United States	273	89	212

	251	62	191

Uncertain:
United States	(1)	(2)	—
Non-United States	28	(15)	—

	27	(17)	—

Total	$(245)	$(310)	$36

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        Reconciliation of the income tax expense at the U.S. statutory rate to the effective rate is as follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Income from operations before income tax	$1,537	$1,201	$522
Income tax rate	35%	35%	35%

Income tax expense at the statutory rate	(538)	(420)	(183)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	166	154	176
Change in valuation allowance	(47)	3	67
Basis difference in determining foreign taxable income(1)	—	—	(36)
Amortization of Goodwill	23	8	5
Prior year U.S. export incentives(2)	—	—	(21)
Benefit from interest on capital dividends paid by Brazilian companies	14	29	17
Investment tax credits	45	28	16
Foreign exchange on monetary items	69	(46)	—
Tax rate changes	—	(9)	—
Non deductible pretax expenses	(35)	(28)	—
Uncertain tax positions	27	(17)	—
Other (none in excess of 5%)	31	(12)	(5)

Income tax (expense) benefit	$(245)	$(310)	$36

(1)
In 2003, a tax law was enacted in South America affecting exporters of certain products, including grains and oilseeds. The tax law generally provides that in certain circumstances when an export is made to a related party that is not the final purchaser of the exported products, the income tax payable by the exporter with respect to such sales must be based on the greater of the contract price of the exported products or the market price of the products at the date of shipment. The tax effect of this law was reflected in income tax expense in the consolidated statement of income for the years ended December 31, 2008, 2007 and 2006.

(2)
Income tax expense for the year ended December 31, 2006 includes a charge of $21 million relating to a correction of certain tax benefits recognized from 2001 to 2005 related to incentives under the Foreign Sales Corporation/Extraterritorial Income Exclusion provision of the U.S. Internal Revenue Code.

        Bunge subsidiaries had undistributed earnings amounting to approximately $3,837 million at December 31, 2008. These amounts are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. It is not practicable to determine the deferred tax liability for temporary differences related to these undistributed earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2008	2007
Deferred income tax assets:
Net operating loss carryforwards	$742	$742
Excess of tax basis over financial statement basis of property, plant and equipment	30	43
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	131	108
Tax credit carryforwards	40	18
Inventories	73	49
Other accruals and reserves not currently deductible for tax purposes	442	439

Total deferred tax assets	1,458	1,399
Less valuation allowances	(94)	(33)

Deferred tax assets, net of valuation allowance	1,364	1,366

Deferred tax liabilities:
Excess of financial statement basis over tax basis of long-lived assets	262	327
Undistributed earnings of affiliates	33	30
Revenue recognition	—	49
Inventories	93	64
Other temporary differences	80	89

Total deferred tax liabilities	468	559

Net deferred tax assets	$896	$807

        Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        At December 31, 2008, Bunge's pretax loss carryforwards totaled $2,576 million, of which $1,684 million have no expiration. Loss carryforwards of $1,198 million in Brazil can be carried forward indefinitely but annual utilization is limited to 30% of taxable income. The remaining tax loss carryforwards expire at various periods beginning in 2009 through the year 2027.

        Income Tax Valuation Allowances—Bunge continually assesses the adequacy of its valuation allowances and recognizes tax benefits only when it is more likely than not that the benefits will be realized. The utilization of deferred tax assets depends on the generation of future income during the period in which the related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.

        In 2008, income tax expense increased for valuation allowances of $47 million. In addition, the valuation allowance increased by $20 million, which resulted from a reclassification of non-current liabilities related to uncertain tax liabilities and a deferred tax asset adjustment offset by a decrease of $6 million due to exchange translation adjustments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

        Uncertain Tax Liabilities—On January 1, 2007, Bunge adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other tax guidance, FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Bunge recorded tax liabilities of $155 million in its consolidated balance sheet at January 1, 2007 related to unrecognized tax benefits, of which $31 million relates to accrued penalties and interest. At December 31, 2008 and 2007, respectively Bunge had recorded tax liabilities of $133 million and $186 million in other non-current liabilities and $5 million and $11 million in current liabilities in its consolidated balance sheets, of which $48 million and $35 million relates to accrued penalties and interest. Bunge recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. During 2008 and 2007, respectively, Bunge recognized $13 million and $4 million in interest and penalties in the consolidated statements of income. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2008	2007
Balance at January 1, 2008 and 2007	$197	$155
Additions based on tax positions related to the current year	3	3
Additions based on tax positions related to prior years	11	37
Reductions for tax positions of prior years	(40)	(18)
Settlements	(2)	(1)
Expiration of statue of limitations	(1)	(1)
Foreign currency translation	(30)	22

Balance at December 31, 2008 and 2007	$138	$197

        Substantially all of the unrecognized tax benefit balance, if recognized, would affect Bunge's effective income tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2008 is approximately $4 million relating to the possible realization of deferred tax assets at certain of Bunge's foreign subsidiaries. Bunge has requested a ruling on the realization of these deferred tax assets from the applicable tax authorities. If the ruling is favorable, Bunge's liability related to this unrecognized tax benefit of $4 million will be reversed.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below shows the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	1996-2008
South America	2003-2008
Europe	2002-2008
Asia	2002-2008

        In 2008, 2007 and 2006, Bunge paid income taxes, net of refunds, of $394 million, $242 million and $85 million, respectively. The amount paid in 2008, included $42 million of estimated income taxes, which in accordance with the applicable local tax laws in certain South American jurisdictions, may be recoverable from income or non-income taxes payable. Bunge offset income taxes payable by the net

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes (Continued)

amount of $119 million and $47 million in the years ended December 31, 2007 and 2006, respectively, against recoverable taxes receivable in certain South American jurisdictions in accordance with the applicable local tax laws. In addition, Bunge had $75 million withheld by third parties and remitted to the government on its behalf during 2008.

13.    Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost, and interest rate risk exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar denominated loans in Brazil. Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. All derivative instruments and marketable securities are stated at fair value.

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

        Bunge determines the fair values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability developed. Unobservable inputs are inputs developed based on the best information available in the circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

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

13.    Financial Instruments and Fair Value Measurements (Continued)

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

        The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. Bunge's exchange-traded futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below. Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, Bunge will delay the adoption of SFAS No. 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	December 31, 2008
	Fair Value Measurements at Reporting Date Using
(US$ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Readily marketable inventories (Note 3)	$—	$2,558	$183	$2,741
Unrealized gain on derivative contracts (Note 4)	16	1,376	418	1,810
Other(1)	22	23	—	45

Total assets	$38	$3,957	$601	$4,596

Liabilities:
Unrealized loss on derivative contracts(2)	$22	$1,237	$519	$1,778

Total liabilities	$22	$1,237	$519	$1,778

(1)
Other assets include primarily the fair values of marketable securities.

(2)
Unrealized loss on derivatives contracts includes $3 million recorded in other non-current liabilities in the consolidated balance sheet.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

        Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy foreign exchange and interest rates. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss, other income (expense) or other comprehensive income (loss).

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

        Readily marketable inventories—Bunge's readily marketable commodity inventories are valued at fair value. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. Bunge determines fair value based on quoted prices on exchange-traded futures contracts with appropriate adjustments for differences in local markets where Bunge's inventories are located. Changes in the fair values of these inventories are recognized in the consolidated statements of income as a component of cost of goods sold.

        Readily marketable inventories are valued based on the fair values of the commodities, including exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

        If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories in the consolidated balance sheets and consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the consolidated balance sheets and consolidated statements of income could differ.

        Level 3 Valuation—Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

value hierarchy. In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Because of differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof. While SFAS No. 157 requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

        Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.

        Level 3 Derivatives—The fair values of Level 3 derivative instruments are estimated using pricing information from less active markets. Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange-traded instruments where Bunge clears trades through the exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. At December 31, 2008, counterparty non-performance risk adjustments of $136 million were included in determination of fair values of OTC derivative instruments categorized in Level 3.

        Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or inputs include exchange quotes and certain management estimations regarding local markets.

        The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. Level 3 instruments presented in the tables include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of SFAS No. 157. These instruments were valued using pricing models

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

that, in management's judgment, reflect the assumptions a marketplace participant would use at December 31, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	259	(24)	235
Purchases, issuances and settlements	(401)	129	(272)
Transfers in (out) of Level 3	(66)	(55)	(121)

Balance, December 31, 2008	$(101)	$183	$82

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

        The table below summarizes changes in unrealized gains or losses recorded in earnings during the year ended December 31, 2008 for Level 3 assets and liabilities that were held at December 31, 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2008:
Cost of goods sold	$74	$118	$192

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

        Interest Rate Derivatives—The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.

        In 2008, Bunge entered into interest rate swap agreements with an aggregate notional principal amount of $250 million maturing in 2011 for the purpose of managing its interest rate exposure associated with its $250 million three-year fixed rate term loan due 2011. Under the terms of the interest rate swap agreements, Bunge makes payments based on the average daily effective Federal Funds rate and receives payments based on a fixed interest rate. Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2008.

		Fair Value Gain
	Maturity
		December 31, 2008
(US$ in millions)	2011
Receive fixed/pay Federal Funds notional principal amount	$250	$12
Weighted average variable rate payable(1)	1.30%
Weighted average fixed rate receivable	4.33%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate.

        In addition, in 2008, Bunge entered into floating to floating currency and interest rate swap agreements with an aggregate notional principal amount of ¥10 billion maturing in 2011 for the purpose of managing its currency and interest rate exposure associated with its ¥10 billion Japanese Yen term loan due 2011. Under the terms of the currency and interest rate swap agreements, Bunge makes U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. Bunge has accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. At December 31, 2008, the fair value of the currency swap agreement was a gain of $15 million.

        In 2008, Bunge entered into interest rate basis swap agreements with an aggregate notional principal amount of $375 million. These basis swap agreements swap future LIBOR settings on $375 million of the $475 million three-year LIBOR rate term loans due 2011 into the average daily effective Federal Funds rate prevailing during the respective period plus a spread. Under the terms of the basis swap agreements, Bunge makes payments based on the average daily effective Federal Funds rate and receives payments based on LIBOR. The basis swap agreements are intended to mitigate the interest rate risk resulting from deviations in future LIBOR rate settings from the expected path of the Federal Funds policy rates. These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings. The following table summarizes Bunge's outstanding basis swap agreements as of December 31, 2008:

		Fair Value Loss
	Maturity
		December 31, 2008
(US$ in millions)	2011
Receive LIBOR/pay Federal Funds notional principal amount	$375	$(1)
Weighted average rate payable(1)	0.73%
Weighted average rate receivable(2)	0.64%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate.

(2)
Interest is receivable in arrears based on one month LIBOR.

        In January 2008, Bunge terminated certain of its then outstanding interest rate swap agreements, which it had entered into in previous years, with a notional amount of $1,150 million maturing in 2014, 2015 and 2017 and received approximately $49 million in cash, of which a gain of $48 million on the

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

net settlement of the swap agreements will be amortized to earnings over the remaining term of the debt. Bunge accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

        Bunge recognized approximately $3 million, $8 million and $16 million in interest expense in the consolidated statements of income in the years ended December 31, 2008, 2007 and 2006, respectively, relating to its outstanding interest rate swap agreements. In addition, in 2008, 2007 and 2006, Bunge recognized gains of approximately $12 million, $6 million and $7 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        In 2008, 2007 and 2006, Bunge reclassified approximately a $2 million loss in each year from accumulated other comprehensive income (loss) in its consolidated balance sheets to interest expense in the consolidated statements of income, which related to settlements of certain derivative contracts recorded as cash flow hedges, in connection with forecasted issuances of debt financing. Bunge expects to reclassify approximately $2 million to interest expense in 2009 (see Note 21 of the notes to the consolidated financial statements).

        Foreign exchange derivatives—Certain of Bunge's operations are subject to risk from exchange rate fluctuations in connection with anticipated sales in foreign currencies. To minimize this risk, in 2008 and 2007, Bunge entered into a combination of foreign exchange contracts and zero cost collars, which were designated as cash flow hedges in accordance with SFAS No. 133.

        As of December 31, 2008 and 2007, approximately $586 million and $359 million, respectively, of anticipated foreign currency denominated sales of certain of Bunge's foreign subsidiaries were hedged with forward foreign exchange contracts. These contracts mature on various dates through December 2009. At December 31, 2008 and 2007, the fair value of contracts expected to settle within the next 12 months, which was recorded in other current liabilities and other current assets, was approximately $41 million and $23 million, respectively. The changes in the fair values on the component of the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and were approximately $(97) million and $9 million, respectively, net of tax, in the years ended December 31, 2008 and 2007. The changes in the fair values are reclassified into earnings when the anticipated sales occur with approximately $(106) million, net of tax loss expected to be reclassified into earnings in 2009. The ineffective portion of these hedges was $3 million in 2008 and was recorded as foreign exchange loss in the consolidated statements of income. Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivative instruments that are used as hedges transactions are highly effective in offsetting changes in the cash flows of hedged items.

        Bunge uses net investment hedges to mitigate the translation adjustments arising from remeasuring its investment in certain of its foreign subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, Bunge records the effective portion of the gain or loss on the derivative instruments in accumulated other comprehensive income (loss). During 2008, Bunge entered into fixed interest rate currency swaps with a notional value of $69 million to hedge the net asset exposure in its Brazilian subsidiaries. Under the terms of these swaps, Bunge pays Brazilian interest rates and receives fixed U.S. dollar interest rates. The exchange of principal at the maturity of the swap is expected to offset the foreign exchange translation adjustment of Bunge's net investment in its Brazilian real functional currency subsidiaries. These swaps mature in December 2010. At December 31,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    Financial Instruments and Fair Value Measurements (Continued)

2008, the fair value of fixed interest rate currency swaps was a loss of $1 million, which was recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet as an offset to the foreign currency translation gain from the underlying Brazilian real net asset exposure.

        In October 2008, Bunge de-designated cross currency swaps with a notional value of $76 million that hedged its net investment in Brazilian assets. The fair value of these swaps was zero at the de-designation date. Between October and December 2008, when such swaps matured, Bunge recorded a gain of $15 million in its 2008 earnings related to the change in fair value of these cross currency swaps. For the year ended December 31, 2008, Bunge recorded a $17 million gain as an offset against foreign exchange translation adjustment in accumulated other comprehensive income (loss) that related to the change in the fair value of the net investment hedges.

        Ocean freight derivatives—Bunge uses derivative instruments to hedge portions of its current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of Bunge's firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the year ended December 31, 2008, Bunge recognized in cost of goods sold in its consolidated statements of income $384 million of losses on the firm commitments to purchase time on ocean freight vessels, which were offset by $384 million of gains on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for the year ended December 31, 2008 due to hedge ineffectiveness. In October 2008, a portion of the fair value hedges of firm commitments to purchase time on ocean vessels were de-designated as hedges. Bunge expects to recognize in 2009 and 2010 gains of $17 million and $14 million, respectively, in cost of goods sold in its consolidated statements of income, related to the amortization of amounts recorded in current and non-current liabilities in its consolidated balance sheet at December 31, 2008.

14.    Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. The weighted-average interest rate, which includes related fees, on short-term borrowings as of December 31, 2008 and 2007 was 10.40% and 6.60%, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.    Short-Term Debt and Credit Facilities (Continued)

        Short-term borrowings consist of the following:

	December 31,
(US$ in millions)	2008	2007
Commercial paper	$—	$153
Lines of credit:
Secured, variable interest rates from 6.91% to 7.29%	4	100
Unsecured, variable interest rates from 1.69% to 18.23%, 53.79%(1)	469	337

Total short-term debt	$473	$590

    (1)
    Includes $20 million of local currency borrowings in Eastern Europe at a weighted-average interest rate of 53.79%.

        At December 31, 2008, Bunge had no outstanding amounts under its $600 million commercial paper program, which is supported by committed back-up bank credit lines of $600 million with a number of lending institutions that are rated at least A-1 by S&P and P-1 by Moody's Investor Services. These committed back-up bank credit lines mature June 2012. These credit lines permit Bunge to, at its option, set up direct borrowings or issue commercial paper in an aggregate amount of up to $600 million. The cost of borrowing under the committed back-up bank credit lines would typically be higher than the cost of borrowing under the commercial paper program. At December 31, 2008, no borrowings were outstanding under these committed back-up bank credit lines.

        In November 2008, Bunge entered into an $850 million, 364-day, syndicated revolving credit agreement with a number of lending institutions. Subject to obtaining commitments from existing or new lenders and satisfying other conditions in the revolving credit agreement, Bunge may increase the aggregate commitments under this credit agreement to $1 billion. Borrowings under the revolving credit agreement, which matures in November 2009, will bear interest, at Bunge's option, at LIBOR plus the applicable margin (defined below) or at the alternate base rate then in effect plus the applicable margin minus 1.00%. The applicable margin for purposes of this revolving credit agreement will be based on the greater of (i) a yearly floor rate that varies between 1.25% and 3.00%, based generally on the credit ratings of our senior long-term unsecured debt and (ii) a yearly rate calculated as a percentage of the Markit CDX.NA.IG Series 11 five-year credit default swap index (or any successor index thereof) that varies between 60% and 150% based generally on the credit ratings of our senior long-term unsecured debt. Amounts under this revolving credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at rates ranging from 0.20% to 0.50%, which will also vary based on the credit ratings of our senior long-term unsecured debt. There were no borrowings outstanding under this facility at December 31, 2008. This facility replaced the then existing $1 billion revolving credit facility dated as of November 19, 2007, which matured in accordance with its terms on November 18, 2008.

        At December 31, 2008, Bunge had approximately $1,450 million of unused and available borrowing capacity under its commercial program and committed short-term credit facilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.    Long-Term Debt

        Long-term obligations are summarized below:

	December 31,
(US$ in millions)	2008	2007
Long-term debt, variable interest rates indexed to LIBOR(1) plus 0.60% to 0.80%, payable through 2010	$—	$1,125
Term loans due 2011—LIBOR(1) plus 1.25% to 1.75%	475	—
Term loan due 2011—fixed interest rate of 4.33%	250	—
Japanese Yen term loan due 2011—Yen LIBOR(2) plus 1.40%	110	—
4.375% Senior Notes, due 2008	—	500
6.78% Senior Notes, Series B, due 2009	53	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	400
5.90% Senior Notes due 2017	250	250
BNDES(3) loans, variable interest rate indexed to IGPM(4) plus 6.50% and TJLP(5) plus 3.20% to 4.50% payable through 2016	87	116
Other	152	162

	3,110	3,957
Less: Current portion of long-term debt	(78)	(522)

Total long-term debt	$3,032	$3,435

  (1)
  One-, three- and six-month LIBOR at December 31, 2008 was 0.44%, 1.43% and 1.75%, respectively, and at December 31, 2007 was 4.60%, 4.70% and 4.60%, respectively.

  (2)
  Three-month Yen LIBOR at December 31, 2008 was 0.83%.

  (3)
  BNDES loans are Brazilian government industrial development loans.

  (4)
  IGPM is a Brazilian inflation index published by Fundação Getulio Vargas. The annualized rate for the years ended December 31, 2008 and 2007 was 9.81% and 7.75%, respectively.

  (5)
  TJLP is a long-term interest rate reset by the Brazilian government on a quarterly basis. The annualized rate for 2008 and 2007 was 6.25% and 6.37%, respectively.

        The fair value of long-term debt at December 31, 2008 and 2007 was $3,034 million and $4,003 million calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.

        In December 2008, Bunge repaid at maturity its $500 million 4.375% 2008 Senior Notes. Also, in December 2008, Bunge repurchased and cancelled $18 million of the $400 million 5.10% Senior Notes due 2015. The repurchase resulted in a gain of $8 million (including unamortized gains on related interest rate hedge terminations), which was recorded in earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.    Long-Term Debt (Continued)

        In 2008, Bunge entered into a $250 million syndicated term loan with a group of lending institutions. The term loan bears interest at a fixed rate of 4.33% per year and matures in 2011. Bunge used the proceeds from this term loan to repay outstanding indebtedness. In 2008, Bunge also entered into several three-year bilateral term loan agreements with various banks aggregating $475 million. These bilateral term loans are fully-funded and carry interest rates based on LIBOR plus a spread ranging from 1.25-1.75%. Bunge used the U.S. dollar proceeds from these bilateral term loans to repay outstanding indebtedness.

        In 2008, Bunge entered into a ¥10 billion syndicated term loan agreement with a group of lending institutions. The term loan bears interest at Yen LIBOR plus 1.40% based on Bunge's current credit ratings and matures in 2011. As a result of this transaction, Bunge simultaneously entered into a floating to floating currency and interest rate swap agreement. Bunge used the U.S. dollar proceeds to repay outstanding indebtedness.

        In addition, during 2008, Bunge entered into a $650 million, three-year revolving credit facility with a number of lending institutions that matures in 2011. Borrowings under the revolving credit facility may be used for general corporate purposes. The interest rate applicable to borrowings under the revolving credit facility may range from LIBOR plus 0.65% to LIBOR plus 1.50% based on the credit ratings of Bunge's long-term unsecured debt at the time of borrowing. Based on Bunge's current credit ratings borrowings would bear interest at LIBOR plus 0.80%. There were no borrowings outstanding under this facility at December 31, 2008.

        At December 31, 2008, Bunge had approximately $2,082 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $70 million at December 31, 2008 have been mortgaged or otherwise collateralized against long-term debt of $29 million at December 31, 2008.

        Principal Maturities    Principal maturities of long-term debt at December 31, 2008 are as follows:

(US$ in millions)
2009	$78
2010	20
2011	881
2012	571
2013	319
Thereafter	1,241

Total	$3,110

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtness at the subsidiary level. Bunge was in compliance with these covenants at December 31, 2008.

        In 2008, 2007 and 2006, Bunge paid interest, net of interest capitalized, of $309 million, $436 million and $236 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.    Accounts Receivable Securitization Facilities

        Certain of Bunge's European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, Bunge's European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. Bunge accounts for its transfers/sales of accounts receivable under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140. Bunge's European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are reflected in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the year ended December 31, 2008, 2007 and 2006, Bunge recognized expenses of approximately $13 million, $13 million and $5 million, respectively, in selling, general and administrative expenses in the consolidated statements of income related to the securitization program in Europe.

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

        At December 31, 2008 and 2007, Bunge sold approximately $325 million and $338 million, respectively, of accounts receivable to the Euro securitization facility, of which it has retained a $91 million and $113 million, respectively, beneficial interest in certain accounts receivable that did not qualify as a sale. In addition, Bunge recorded an allowance for doubtful accounts of $11 million and $7 million against the beneficial interest at December 31, 2008 and 2007, respectively, in other current assets in the consolidated balance sheets.

        Bunge has two revolving accounts receivable securitization facilities through its North American operating subsidiaries. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $362 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $300 million facility expires in 2009 and the $62 million facility expires in 2012. Both programs have an option to renew. The effective yield rates approximate the 30-day commercial paper rate plus annual commitment fees that range from 42.5 to 80 basis points in 2008.

        During 2008 and 2007, the outstanding undivided interests averaged $146 million and $174 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $7 million, $10 million and $9 million in related expenses for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.    Accounts Receivable Securitization Facilities (Continued)

        In addition, Bunge retains interests in the pools of accounts receivable not sold. Due to the short-term nature of the accounts receivable, Bunge's retained interests in the pools are valued at historical cost, which approximates fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge's consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. Accounts receivable at December 31, 2008 and 2007 were net of $125 million and $226 million, respectively, representing the outstanding undivided interests in pooled accounts receivable.

17.    Pension Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian and European based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service. In addition, one of Bunge's Brazil-based fertilizer subsidiaries, Ultrafertil, SA, (Ultrafertil) is a participating sponsor in a frozen defined benefit pension plan (the Petros Plan) that is managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the Fertilizer industry in Brazil. With the deregulation, spun-off operating companies, including Bunge's subsidiary Ultrafertil, were allocated the portion of the frozen plan's obligations related to plan participants who could be specifically identified with those operating companies. In addition, a share of the plan's pooled assets was allocated to each of the spun-off operating companies, although assets remain pooled under the management control of Petros. Ultrafertil does not have control or significant influence over the plan's assets or investment policies.

        The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefits plans are the Petros Plan and plans in the United States. The U.S. funding policy requires at least those amounts required by the Pension Protection Act of 2006. Assets of the plans consist primarily of equity and fixed income investments. The Petros Plan is funded in accordance with Brazilian statutory requirements.

        Plan Amendments.    There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2008, 2007 or 2006.

        Adoption of SFAS No. 158.—On December 31, 2008, Bunge adopted the measurement date provision of SFAS No. 158, which requires the measurement of defined benefit postretirement plan assets and benefit obligations as of Bunge's end of fiscal year 2008. Bunge has elected the second transition approach under the measurement date provision of SFAS No. 158, in which an employer uses earlier measurements determined for the year end reporting as of the fiscal year immediately preceding the year that the measurement date provisions are applied to estimate the effects of the change in measurement date. Bunge used a September 30 measurement date for its fiscal 2007 year end reporting of U.S. and certain foreign defined benefit postretirement plan assets and benefit obligations and allocated $4 million as an adjustment of retained earnings, which represents three-fifteenths of net periodic benefit costs determined for the period of September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths are recognized as net periodic benefit costs for Bunge's fiscal year end December 31, 2008, the date the measurement date provisions are first applied. Bunge did not recognize any plan settlements or curtailments during the period. Other changes in plan assets and benefit obligations such as gains or losses for the period between the September 30, 2007 and December 31, 2008 measurement dates are recognized as other comprehensive income for

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

December 31, 2008, which is the fiscal year end when Bunge has first applied the measurement date provision of SFAS No. 158.

        Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset (obligation) of $1 million ($1 million, net of tax), unrecognized prior service cost of $22 million ($14 million, net of tax) and unrecognized actuarial loss of $79 million ($51 million, net of tax). The prior service cost included in accumulated other comprehensive income that are expected to be recognized in net periodic benefit costs in 2009 are $2 million ($2 million, net of tax).

        The following table sets forth in aggregate a reconciliation of the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2008 and 2007 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligation as of beginning of year	$320	$320	$412	$320
Adjustment due to SFAS No. 158 measurement date provision adoption	5	—	1	—
Service cost	11	11	5	4
Interest cost	21	19	37	33
Actuarial loss (gain), net	2	(19)	(17)	10
Employee contributions	—	—	1	1
Net transfers in	—	—	16	1
Plan amendments	—	1	—	—
Benefits paid	(13)	(12)	(31)	(22)
Impact of foreign exchange rates	—	—	(96)	65

Benefit obligation as of end of year	$346	$320	$328	$412

Change in plan assets:
Fair value of plan assets as of beginning of year	$256	$222	$394	$287
Adjustment due to SFAS No. 158 measurement date provision adoption	(2)	—	—	—
Actual return on plan assets	(56)	31	90	58
Employer contributions	35	15	12	7
Employee contributions	—	—	1	1
Acquisitions	—	—	12	—
Benefits paid	(13)	(12)	(31)	(22)
Impact of foreign exchange rates	—	—	(110)	63

Fair value of plan assets as of end of year	$220	$256	$368	$394

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2008	2007	2008	2007
Funded (unfunded) status and net amounts recognized:
Plan assets less than benefit obligation	$(126)	$(64)	$40	$(18)
Contribution adjustment	—	1	—	3

Net (liability) asset recognized in the balance sheet	$(126)	$(63)	$40	$(15)

Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$10	$79	$26
Current liabilities	(1)	(1)	(8)	(6)
Noncurrent liabilities	(125)	(72)	(31)	(35)

Net (liability) asset recognized	$(126)	$(63)	$40	$(15)

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2008, the $346 million and $328 million projected benefit obligations for U.S. and foreign plans, respectively, includes plans with projected benefit obligations of $346 million and $50 million, respectively, which were in excess of the fair value of related plan assets of $220 million and $11 million, respectively. At December 31, 2007, the $320 million and $412 million projected benefit obligations for U.S. and foreign plans, respectively, includes plans with projected benefit obligations of $276 million and $89 million, respectively, which were in excess of the fair value of related plan assets of $202 million and $45 million, respectively. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $309 million and $313 million at December 31, 2008 and $282 million and $395 million at December 31, 2007, respectively.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2008	2007	2008	2007
Projected benefit obligation	$346	$276	$45	$88
Accumulated benefit obligation	309	237	39	79
Fair value of plan assets	220	202	7	44

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit plans:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
(US$ in millions)	2008	2007	2006	2008	2007	2006
Service cost	$11	$11	$10	$5	$4	$3
Interest cost	21	19	17	37	33	30
Expected return on plan assets	(20)	(18)	(17)	(39)	(40)	(37)
Amortization of unrecognized prior service cost	1	1	1	1	1	—
Amortization of unrecognized net loss	1	2	2	—	1	—

Net periodic benefit costs (credits)	$14	$15	$13	$4	$(1)	$(4)

        The weighted-average assumptions used in determining the actuarial present value of the projected benefit obligations under the U.S. and foreign defined benefit plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2008	2007	2008	2007
Discount rate	6.5%	6.5%	11.4%	9.4%
Increase in future compensation levels	4.2%	4.3%	6.7%	4.8%

        The weighted-average assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.5%	6.0%	5.8%	9.4%	9.7%	10.0%
Increase in future compensation levels	4.3%	3.5%	3.3%	4.8%	5.1%	5.5%
Expected long-term rate of return on assets	7.8%	8.0%	8.3%	10.2%	12.9%	14.3%

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.    Pension Plans (Continued)

        The U.S. and foreign defined benefit pension plans' weighted-average asset allocations as of the measurement dates for 2008 and 2007, by category, are as follows:

	U.S. Pension Benefit Plans December 31,		Foreign Pension Benefit Plans December 31,
	2008	2007	2008	2007
Equities	55%	63%	31%	28%
Fixed income securities	39%	33%	33%	40%
Cash	3%	1%	31%	24%
Real estate	3%	3%	4%	4%
Other	—	—	1%	4%

Total	100%	100%	100%	100%

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

        Bunge expects to contribute $47 million and $12 million, respectively, to its U.S. and foreign based defined benefit pension plans in 2009.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2009	$14	$34
2010	15	23
2011	16	25
2012	18	27
2013	19	29
2014-2018	124	170

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $16 million, $16 million and $13 million in 2008, 2007 and 2006, respectively.

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

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2008 and 2007. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligation as of beginning of year	$25	$27	$101	$72
Adjustment due to SFAS No. 158 measurement date provision adoption	—	—	—	—
Service cost	—	—	1	12
Interest cost	1	1	6	8
Actuarial (gain) loss, net	1	(1)	(19)	(3)
Employee contributions	1	1	—	—
Net transfers in	—	—	9	—
Plan amendments	—	—	—	—
Benefits paid	(3)	(3)	(6)	(4)
Impact of foreign exchange rates	—	—	(20)	16

Benefit obligation as of end of year	$25	$25	$72	$101

Change in plan assets:
Fair value of plan assets as of beginning of year	$—	$—	$—	$—
Adjustment due to SFAS No. 158 measurement date provision adoption	(1)	—	—	—
Employer contributions	3	2	6	4
Employee contributions	1	1	—	—
Benefits paid	(3)	(3)	(6)	(4)
Impact of foreign exchange rates	—	—	—	—

Fair value of plan assets as of end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(25)	$(25)	$(72)	$(101)
Contribution adjustment	—	—	—	—

Net liability recognized in the balance sheet	$(25)	$(25)	$(72)	$(101)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)	$(5)	$(5)
Non-current liabilities	(22)	(22)	(67)	(96)

Net liability recognized	$(25)	$(25)	$(72)	$(101)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.    Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	1	1	2	6	8	7
Amortization	—	—	—	1	12	(5)

Net periodic benefit costs	$1	$1	$2	$8	$21	$3

        Included in accumulated other comprehensive income at December 31, 2008 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit (cost) of $1 million ($1 million, net of tax) and ($5) million, (($3) million, net of tax), respectively, and unrecognized actuarial gain (loss) of ($5) million (($3) million, net of tax) and $4 million ($3 million, net of tax), respectively.

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2008	2007	2008	2007
Discount rate	6.5%	6.4%	12.3%	9.3%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.4%	6.0%	5.8%	9.3%	9.9%	10.3%

        At December 31, 2008, for measurement purposes related to U.S. plans, an 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009 decreasing to 5% by 2011, remaining at that level thereafter. At December 31, 2007, for measurement purposes related to U.S. plans, a 9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008 decreasing to 5% by 2011, remaining at that level thereafter. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 7.90% and 6.82% for 2008 and 2007, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.    Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2008:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost—U.S. plan	$—	$—
Effect on total service and interest cost—Foreign plans	$1	$(1)
Effect on postretirement benefit obligation—U.S. plan	$2	$(2)
Effect on postretirement benefit obligation—Foreign plans	$10	$(8)

        Bunge expects to contribute $3 million to its U.S. postretirement healthcare benefit plan in 2009 and $5 million to its foreign postretirement healthcare benefit plans in 2009.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign postretirement healthcare benefit plans:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Payments	Foreign Postretirement Healthcare Benefit Payments
2009	$3	$5
2010	3	5
2011	3	6
2012	3	6
2013	3	6
2014-2018	11	37

19.    Related Party Transactions

        Notes receivable—In connection with the sale of Lesieur, a French producer of branded packaged vegetable oil, to Saipol, Bunge's oilseed processing joint venture with Sofiproteol, Bunge holds a note receivable from Saipol having a carrying value of $39 million and $41 million at December 31, 2008 and 2007, respectively. The note receivable matures July 2, 2009 with interest payable annually at a variable rate of 6.21% in 2008. Bunge has a 33.34% ownership interest in the Saipol joint venture, which is accounted for under the equity method.

        Bunge holds a note receivable from Sabina-Bunge LLC, a 1% owned investment in the United States, having a carrying value of approximately $1 million and $16 million at December 31, 2008 and 2007, respectively. This note receivable is a revolving credit facility with a final maturity in September 2009 with interest payable at a rate of LIBOR plus 2.5%.

        Bunge holds a note receivable from AGRI-Bunge LLC, a joint venture in which Bunge owns a 50% voting interest and 34% equity interest in the United States, having a carrying value of $7 million and $39 million at December 31, 2008 and 2007, respectively. This note is a revolving credit facility with a final maturity in March 2014 with interest payable at a rate of LIBOR plus 2.0%.

        Bunge holds a note receivable from Bunge-Ergon Vicksburg LLC, a 50% investment in the United States, having a carrying value of approximately $6 million and $4 million at December 31, 2008 and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.    Related Party Transactions (Continued)

2007, respectively. This note receivable is a revolving credit facility with a final maturity in May 2010 with interest payable at a rate of LIBOR plus 2%.

        Bunge has recognized interest income related to these notes receivable of approximately $6 million, $5 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2008 and 2007, with carrying values of $53 million and $100 million, respectively, are included in other current assets or other non-current assets in the consolidated balance sheets, depending on their maturities.

        Notes payable—A Brazilian subsidiary of Bunge has a note payable with a carrying value of $3 million and $2 million at December 31, 2008 and 2007, respectively, to a joint venture partner in one of its terminals. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate (13.5% at December 31, 2008). The note payable is included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2008 and 2007. In 2008, 2007 and 2006, Bunge has recorded interest expense of approximately $2 million, $1 million and $2 million, respectively, related to this note.

        Other—Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures, which totaled $1,059 million, $859 million and $557 million for the years ended December 31, 2008, 2007 and 2006, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $335 million, $171 million and $153 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, Bunge had approximately $20 million and $10 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets. Bunge believes these transactions are recorded at values similar to those with third parties.

        Mutual Investment Limited—Bunge has entered into an administrative services agreement with Mutual Investment Limited, Bunge's former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting and insurance. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge's direct and indirect costs of providing the services. In 2008, 2007 and 2006, Mutual Investment Limited paid Bunge $34 thousand, $124 thousand and $155 thousand, respectively, under this agreement.

20.    Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

of operations or liquidity. Included in other non-current liabilities at December 31, 2008 and 2007 are the following accrued liabilities:

	December 31,
(US$ in millions)	2008	2007
Tax claims	$156	$175
Labor claims	78	103
Civil and other	97	81

Total	$331	$359

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

        In 2008, Bunge incurred certain costs relating to crude sunflower oil supplied to Bunge by third parties and sold by Bunge in Europe that has been subject to a withdrawal from the market due to non-conformity. To date, such costs have not been material and Bunge does not expect the withdrawal to have a material adverse effect on its financial condition or results of operations.

        In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U. have infringed European competition laws. In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at Bunge's subsidiary's office in Rome, Italy. No other Bunge offices were inspected. The European Commission's investigation is at a preliminary stage and therefore, Bunge is, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against Bunge. Bunge is cooperating with the European Commission in relation to this investigation.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2008:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$12
Customer financing(2)	120

Total	$132

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

    (2)
    Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2008, Bunge had approximately $84 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. The fair value of these guarantees, which is recorded in accrued liabilities at December 31, 2008, is not significant.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2008, debt with a carrying amount of $2,951 million related to these guarantees is included in Bunge's consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

        Also, one of Bunge's subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries. The total debt outstanding as of December 31, 2008 was $74 million and was recorded as long-term debt in Bunge's consolidated balance sheet.

        In addition, Bunge has provided a $27 million irrevocable letter of credit as security for a bridge loan made to one of its U.S. biofuels joint ventures by a financial institution that matured on March 1, 2009. Bunge will be issued additional ownership interests in the joint venture if the letter of credit is drawn upon. As of December 31, 2008, no liability was recorded in the consolidated balance sheets in respect of this letter of credit.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements typically range from two months to three years, in the case of ocean freight vessels, depending on market conditions, and 7 to 19 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$438
1 to 3 years	385
3 to 5 years	207
After five years	1,202

Total	$2,232

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Payments to be received by Bunge under such relet agreements are approximately $187 million in 2009 and $132 million in 2010.

        Commitments—At December 31, 2008, Bunge had approximately $540 million of purchase commitments related to its inventories and $87 million of contractual commitments related to construction in progress.

21.    Shareholders' Equity

        Mandatory Convertible Preference Shares—In 2007, Bunge completed a public offering of 862,500, 5.125% cumulative mandatory convertible preference shares (mandatory convertible preference shares), with a par value $0.01 per share and with an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. Bunge received net proceeds of approximately $845 million, after underwriting discounts and commissions and other expenses of the offering. The proceeds from the sale of the mandatory convertible preference shares were used to reduce indebtedness.

        As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2208 and 9.7005 of Bunge Limited common shares, subject to certain additional anti-dilution adjustments, depending on the average of the volume-weighted average price per common share over the 20 consecutive trading day period ending on the third trading day immediately preceding December 1, 2010. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the minimum conversion rate of 8.2208 of Bunge Limited common shares per mandatory convertible

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.    Shareholders' Equity (Continued)

preference share, subject to additional certain anti-dilution adjustments. If a fundamental change (as defined in the prospectus) occurs prior to December 1, 2010, holders will have the right to convert their mandatory convertible preference shares into Bunge Limited common shares at the fundamental change conversion rate (as defined in the prospectus). Holders who convert mandatory convertible preference shares will also receive all accumulated and unpaid dividends and a fundamental change dividend make-whole amount, subject to a dividend cap equal to the present value of all remaining dividend payments, to the extent Bunge is legally permitted to pay such amounts. The mandatory convertible preference shares are not redeemable by Bunge at any time.

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

        Cumulative Convertible Perpetual Preference Shares—In November 2006, Bunge completed a public offering of 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 and with a liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. Bunge received aggregate net proceeds from the issuances of $677 million after deducting underwriting discounts and commissions and other expenses of the offering. The proceeds from the sale of convertible preference shares were used to reduce indebtedness.

        As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, the holder of each convertible preference share may at any time convert their convertible preference shares into approximately 1.0854 common shares based on the conversion price of $92.14 per convertible preference share, subject in each case to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing sale price of Bunge's common shares equals or exceeds 130% of the conversion price of the convertible preference shares, for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all outstanding convertible preference shares to be automatically converted into the number of common shares that are issuable at the conversion price. The convertible preference shares are not redeemable by Bunge at any time.

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

        In 2008 and 2007, Bunge recorded $91 million and $40 million, respectively, of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.    Shareholders' Equity (Continued)

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Minimum Pension Liability / SFAS No. 158 Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2006	$(291)	$4	$(15)	$(21)	$11	$(312)
Other comprehensive income (loss), net of tax	267	10	2	1	(1)	279
SFAS No. 158 adjustment	—	—	—	(30)	—	(30)

Balance, December 31, 2006	(24)	14	(13)	(50)	10	(63)
Other comprehensive income (loss), net of tax	731	(2)	2	7	(6)	732

Balance, December 31, 2007	707	12	(11)	(43)	4	669
Other comprehensive income (loss), net of tax	(1,346)	(92)	2	(36)	(8)	(1,480)

Balance, December 31, 2008	$(639)	$(80)	$(9)	$(79)	$(4)	$(811)

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

        Bunge has 862,455 mandatory convertible preference shares outstanding as of December 31, 2008 (see Note 21 of the notes to the consolidated financial statements). Each mandatory convertible preference share has a liquidation preference of $1,000 per share. On the mandatory conversion date of December 31, 2010, each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2208 and 9.7005 of Bunge Limited common shares, subject to certain

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.    Earnings Per Share (Continued)

additional anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2208, subject to certain additional anti-dilution adjustments (which represents 7,090,070 Bunge Limited common shares as of December 31, 2008). The calculation of diluted earnings per common share for the year ended December 31, 2008 includes the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were dilutive.

        In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of December 31, 2008. (See Note 21 of the notes to the consolidated financial statements). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0854 Bunge Limited common shares based on a conversion price of $92.14 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,488,970 Bunge Limited common shares). The calculation of diluted earnings per common share for the year ended December 31, 2007 includes the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were dilutive. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted-average common shares that are issuable upon conversion of the convertible preference shares as they were not dilutive.

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
(US$ in millions, except for share data)	2008	2007	2006
Net income	$1,064	$778	$521
Convertible preference share dividends	(78)	(40)	(4)
Interest on convertible notes, net of tax	—	—	—

Net income available to common shareholders	$986	$738	$517

Weighted-average number of common shares outstanding:
Basic	121,527,580	120,718,134	119,566,423
Effect of dilutive shares (1):
—stock options and awards	1,488,899	1,498,944	1,282,934
—convertible preference shares	14,574,787	8,536,729	—

Diluted	137,591,266	130,753,807	120,849,357

Earnings per common share:
Basic	$8.11	$6.11	$4.32
Diluted	$7.73	$5.95	$4.28

(1)
The weighted-average common shares outstanding-diluted excludes approximately 1 million, 2 million and 2 million stock options and contingently issuable restricted stock units which were not dilutive and not included in the computation of diluted earnings per share for 2008, 2007 and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.    Earnings Per Share (Continued)

  2006, respectively. The weighted-average common shares outstanding-diluted for the year ended December 31, 2006, excludes 834,399 weighted-average common shares that would be obtainable upon conversion of Bunge's convertible preference shares because their effect would not have been dilutive.

23.    Share-Based Compensation

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

        In 2008, Bunge recognized approximately $16 million and $50 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2007, Bunge recognized $13 million and $35 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, of which $7 million was recorded in liabilities for the awards classified as liability awards and $41 million in additional paid-in capital for the awards classified as equity awards. In 2006, as a result of the adoption of SFAS No. 123R, Bunge reclassified $9 million of compensation expense from liabilities to additional paid-in capital related to restricted stock unit awards with equity settlement.

        In 2008, Bunge reversed an aggregate tax benefit of approximately $5 million related to share-based compensation. The aggregate tax benefit related to share-based compensation was approximately $1 million for the years ended 2007.

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

        (i)    Stock Option Awards—Stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the Equity Incentive Plan. Options expire ten years after the date of grant and generally vest and are exercisable on a pro-rata basis over a three-year period on each anniversary of the date of the grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited as defined in the Equity Incentive Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

        (ii)    Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Share-Based Compensation (Continued)

Payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share (EPS) or segment operating profit performance measures (for awards granted to employees of operating companies in 2004 and 2006) during the three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated by the compensation committee in certain circumstances such as a change in control of Bunge Limited as defined in the Equity Incentive Plan. Payment of the award is calculated based on a sliding scale whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual cumulative EPS or actual segment operating profit is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Beginning with awards granted in 2005, performance-based restricted stock unit awards are paid solely in Bunge Limited common shares.

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

        At the time of payout, a participant holding a vested restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments. Compensation expense for restricted stock units is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

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

        (i)    Stock Option Awards—Stock options to purchase Bunge Limited common shares are granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the 2007 Directors' Equity Incentive Plan. Options expire ten years after the date of grant and generally vest and are exercisable on the third anniversary of the date of grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited, as defined in the 2007 Directors' Equity Incentive Plan. Compensation expense is recognized for options on a straight-line basis.

        (ii)    Restricted Stock Units—Restricted stock units and deferred restricted stock units are granted at no cost. Restricted stock units generally vest on the third anniversary of the date of grant and payment is made in Bunge Limited common shares. Deferred restricted stock units generally vest on the first anniversary of the date of grant and payment is deferred until after the third anniversary of the date of grant and made in Bunge Limited common shares. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Share-Based Compensation (Continued)

        At the time of payment, a participant holding a restricted stock unit or deferred restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments. Compensation expense is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

        Non-Employee Directors' Equity Incentive Plan—Bunge has a Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan"), which is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1 that follows the date of grant. Vesting may be accelerated in certain circumstances such as a change in control of Bunge Limited, as defined in the Directors' Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant. Effective May 25, 2007, no further awards will be granted under the Directors' Plan.

        The fair value of each option granted under all of Bunge's equity incentive plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily close price of Bunge's shares up to the date of grant. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the rate of U.S. Treasury zero-coupon bond with a term equal to the expected option term of the option grants on the date of grant.

Assumptions:	December 31, 2008	December 31, 2007	December 31, 2006
Expected option term (in years)	5.07	5.10-6.00	5.25-6.00
Expected dividend yield	.60%	.80%	1.04%-1.05%
Expected volatility	28.56%	23%-27%	27%-28%
Risk-free interest rate	2.58%	4.43%-4.47%	4.61%-4.89%

        A summary of option activity under the plans as of December 31, 2008 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
(US$ in millions)
Outstanding at January 1, 2008	3,496,399	$48.24
Granted	590,175	$110.63
Exercised	(129,267)	$54.68
Forfeited or expired	(40,805)	$82.59

Outstanding at December 31, 2008	3,916,502	$57.07	6.34	$38

Exercisable at December 31, 2008	2,631,350	$41.08	5.31	$38

        The weighted-average grant date fair value of options granted during 2008, 2007 and 2006 was $31.09, $24.29 and $17.38, respectively. The total intrinsic value of options exercised during 2008, 2007

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Share-Based Compensation (Continued)

and 2006 was approximately $8 million, $64 million and $25 million, respectively. The excess tax benefit classified as a financing cash flow for 2008, 2007 and 2006 was not significant.

        As of December 31, 2008, there was $21 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan and the Directors' Plan which will be recognized over the next two years.

        A summary of Bunge's restricted stock units as of December 31, 2008 and changes during 2008 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2008(1)	1,188,683	$66.36
Granted	389,778	$110.07
Vested/issued(2)	(299,739)	$68.88
Forfeited/expired(2)	(195,528)	$60.93

Restricted stock units at December 31, 2008(1)	1,083,194	$82.75

    (1)
    Excludes accrued unvested corresponding dividends, which are payable in shares upon vesting in Bunge's common shares. As of December 31, 2008, there were 18,504 unvested corresponding dividends accrued. Accrued unvested corresponding dividends were revised due to non-achievement of performance targets.

    (2)
    During 2008, Bunge issued 276,857 common shares including common shares representing accrued corresponding dividends, with a weighted-average fair value of $52.66 per share. In 2008, payment/issuance of 22,882 vested restricted shares units and related earned dividends were deferred. During 2008, Bunge canceled 195,528 shares related primarily to performance-based restricted stock unit awards that did not vest due to non-achievement of performance and net settlement for payment of employee related taxes.

        The weighted average grant date fair value of restricted stock units granted during 2008, 2007 and 2006 was $110.07, $80.84 and $56.14, respectively.

        At December 31, 2008, there was approximately $46 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which will be recognized over the next three to four years. The total fair value of restricted stock units vested during 2008 was approximately $16 million.

        Common Shares Reserved for Share-Based Awards—The Equity Incentive Plan and the Directors' Plan provide that up to 10.0% and 0.5%, respectively, of Bunge's total outstanding common shares may be reserved for issuance under the plans. Therefore, the number of shares reserved under the plans will increase as the number of Bunge's total issued and outstanding common shares increases. At December 31, 2008, Bunge has reserved 12,163,246 and 608,162 common shares for grants of stock options, stock awards and other awards under the Equity Incentive Plan and the Directors' Plan, respectively, and has reserved 600,000 common shares for grants of stock options, stock awards and other awards under the 2007 Directors' Equity Incentive Plan. At December 31, 2008, 2,821,479 and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.    Share-Based Compensation (Continued)

96,162 common shares were available for future grants under the Equity Incentive Plan and Directors' Plan, respectively, and 539,500 common shares were available for future grants under the 2007 Directors' Equity Incentive Plan. Effective May 25, 2007, no future awards will be made under the Directors' Plan.

24.    Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2008 are as follows:

(US$ in millions)
2009	$132
2010	117
2011	102
2012	62
2013	60
Thereafter	234

Total	$707

        Rent expense under non-cancelable operating leases was $140 million, $130 million and $144 million for 2008, 2007 and 2006, respectively.

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

        In 2008, Bunge re-evaluated the profitability measure of its reportable segments' operating performance and has determined that segment operating performance based on segment earnings before interest and tax (EBIT) is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and tax reflects equity in earnings of affiliates and minority interest and excludes income tax. As a result, amounts for the years ended December 31, 2007 and 2006 have been restated to conform to the current year presentation.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments, inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
2008
Net sales to external customers	$36,688	$5,860	$8,216	$1,810	$—	$52,574
Inter-segment revenues	8,075	173	112	6	(8,366)	—
Gross profit(1)	2,029	1,449	356	202	—	4,036
Foreign exchange gain (loss)	(198)	(530)	(22)	1	—	(749)
Equity in earnings of affiliates	6	7	17	4	—	34
Minority interest(2)	(24)	(323)	(8)	—	93	(262)
Other income (expense)	(6)	2	14	—	—	10
Segment EBIT	949	321	(11)	104	—	1,363
Depreciation, depletion and amortization expense	(186)	(161)	(74)	(18)	—	(439)
Investments in affiliates	525	69	155	12	—	761
Total assets	12,271	5,030	2,093	597	311	20,302
Capital expenditures	$463	$230	$101	$70	$32	$896
2007
Net sales to external customers	$26,990	$3,918	$5,597	$1,337	$—	$37,842
Inter-segment revenues	5,112	—	61	35	(5,208)	—
Gross profit(1)	1,407	639	334	135	—	2,515
Foreign exchange gain (loss)	115	104	3	(5)	—	217
Equity in earnings of affiliates	3	(1)	27	4	—	33
Minority interest(2)	(35)	(181)	3	—	67	(146)
Other income (expense)	27	(6)	(6)	—	—	15
Segment EBIT	856	271	45	36	—	1,208
Depreciation, depletion and amortization expense	(157)	(151)	(61)	(16)	—	(385)
Investments in affiliates	463	13	207	23	—	706
Total assets	14,321	4,283	2,098	684	605	21,991
Capital expenditures	$322	$144	$107	$60	$25	$658
2006
Net sales to external customers	$18,909	$2,602	$3,798	$965	$—	$26,274
Inter-segment revenues	2,351	—	68	17	(2,436)	—
Gross profit(1)	818	326	289	138	—	1,571
Foreign exchange gain	47	4	8	—	—	59
Equity in earnings of affiliates	(7)	2	27	1	—	23
Minority interest(2)	(7)	(76)	(5)	—	28	(60)
Other income (expense)	—	(1)	32	—	—	31
Segment EBIT	335	65	144	74	—	618
Depreciation, depletion and amortization expense	(126)	(130)	(53)	(15)	—	(324)
Investments in affiliates	446	11	170	22	—	649
Total assets	8,378	2,979	1,516	470	1,004	14,347
Capital expenditures	$294	$106	$89	$14	$—	$503

(1)
In 2008, Bunge recorded pretax asset impairment and restructuring charges of $23 million in the agribusiness segment and $3 million in the edible oil products segment. The impairment and restructuring charges related to write-downs of older less efficient facilities, employee termination costs, and environmental expenses related to certain of these write-downs.

  In 2007, Bunge recorded pretax asset impairment and restructuring charges of $30 million in the agribusiness segment, $35 million in the edible oil products segment and $13 million in the milling products segment. The impairment and restructuring charges related to write-downs of older less efficient facilities and employee termination costs related to certain of these write-downs.

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

(2)
Includes minority interest share of interest and tax to reconcile to consolidated minority interest and other amounts not attributable to Bunge's operating segments.

        Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income, the most directly comparable GAAP financial measure. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and minority interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not material to the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Total segment EBIT	$1,363	$1,208	$618
Interest income	214	166	119
Interest expense	(361)	(353)	(280)
Income tax	(245)	(310)	36
Minority interest share of interest and tax	93	67	28

Net income	$1,064	$778	$521

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.    Operating Segments and Geographic Areas (Continued)

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Agricultural commodities products	$36,688	$26,990	$18,909
Fertilizer products	5,860	3,918	2,602
Edible oil products	8,216	5,597	3,798
Wheat milling products	1,285	916	657
Corn milling products	525	421	308

Total	$52,574	$37,842	$26,274

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2008	2007	2006
Net sales to external customers:
Europe	$18,189	$12,814	$8,914
United States	12,153	8,982	6,331
Brazil	11,998	8,020	5,603
Asia	5,524	4,924	3,898
Canada	1,954	1,131	1,011
Argentina	2,730	1,943	491
Rest of world	26	28	26

Total	$52,574	$37,842	$26,274

	December 31,
(US$ in millions)	2008	2007	2006
Long-lived assets(1):
Brazil	$2,620	$2,987	$2,319
United States	904	918	930
Europe	1,080	1,018	824
Argentina	226	193	146
Asia	161	95	—
Rest of world	171	204	211

Total	$5,162	$5,415	$4,430

    (1)
    Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.    Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2008
Volumes (in millions of metric tons)	31	36	35	36	138
Net sales	$12,469	$14,365	$14,797	$10,943	$52,574
Gross profit	867	1,451	1,209	509	4,036
Income (loss) from operations	289	751	234	(210)	1,064
Net income	289	751	234	(210)	1,064
Earnings per common share—basic
Income (loss) from operations	$2.23	$6.01	$1.77	$(1.89)	$8.11

Net income (loss) per share	$2.23	$6.01	$1.77	$(1.89)	$8.11

Earnings per common share—diluted(1)
Income (loss) from operations	$2.10	$5.45	$1.70	$(1.89)	$7.73

Net income (loss) per share	$2.10	$5.45	$1.70	$(1.89)	$7.73

Weighted-average number of shares outstanding—basic	121,299,803	121,564,112	121,616,824	121,627,504	121,527,580
Weighted-average number of shares outstanding—diluted	137,605,437	137,788,430	137,839,070	121,627,504	137,591,266

Market price:
High	$133.00	$124.48	$105.04	$63.00
Low	$86.88	$87.92	$60.10	$29.99

2007
Volumes (in millions of metric tons)	30	35	38	34	137
Net sales	$7,343	$8,298	$9,729	$12,472	$37,842
Gross profit	300	532	907	776	2,515
Income from operations	14	168	351	245	778
Net income	14	168	351	245	778
Earnings per common share—basic
Income from operations	$.05	$1.32	$2.84	$2.02	$6.11

Net income per share	$.05	$1.32	$2.84	$2.02	$6.11

Earnings per common share—diluted(1)
Income from operations	$.05	$1.30	$2.70	$1.82	$5.95

Net income per share	$.05	$1.30	$2.70	$1.82	$5.95

Weighted-average number of shares outstanding—basic	120,213,777	120,746,365	120,854,591	121,047,143	120,718,134
Weighted-average number of shares outstanding—diluted	121,631,006	129,487,981	129,794,933	134,501,104	130,753,807

Market price:
High	$85.26	$84.50	$107.45	$124.23
Low	$70.13	$71.81	$81.00	$91.74

(1)
Earnings per share for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2008 and 2007 does not equal the total computed for the year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 2, 2009	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 2, 2009	By:	/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer and Chairman of the Board of Directors
March 2, 2009	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer
March 2, 2009	By:	/s/ KAREN ROEBUCK Karen Roebuck Controller
March 2, 2009	By:	/s/ JORGE BORN, JR. Jorge Born, Jr. Deputy Chairman and Director
March 2, 2009	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
March 2, 2009	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director

S-1

March 2, 2009	By:	/s/ MICHAEL H. BULKIN Michael H. Bulkin Director
March 2, 2009	By:	/s/ OCTAVIO CARABALLO Octavio Caraballo Director
March 2, 2009	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
March 2, 2009	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
March 2, 2009	By:	/s/ WILLIAM ENGELS William Engels Director
March 2, 2009	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director
March 2, 2009	By:	/s/ LARRY G. PILLARD Larry G. Pillard Director

S-2