Form 10-Q
period 2009-03-31
Bunge LTD
filed 2009-05-11
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of May 1, 2009 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01:  122,020,217

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(United States Dollars in Millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$9,198	$12,469
Cost of goods sold	(9,063)	(11,602)

Gross profit	135	867
Selling, general and administrative expenses	(294)	(402)
Interest income	36	48
Interest expense	(67)	(98)
Foreign exchange gains (losses)	(19)	7
Other income (expense) – net	(7)	(3)

(Loss) income from operations before income tax	(216)	419
Income tax benefit (expense)	34	(117)

(Loss) income from operations after income tax	(182)	302
Equity in earnings of affiliates	6	20

Net (loss) income	(176)	322
Net income attributable to noncontrolling interest	(19)	(33)

Net (loss) income attributable to Bunge	(195)	289
Convertible preference share dividends	(19)	(19)

Net (loss) income available to Bunge common shareholders	$(214)	$270

(Loss) earnings per common share – basic (Note 12)
(Loss) earnings to Bunge common shareholders	$(1.76)	$2.23

(Loss) earnings per common share – diluted (Note 12)
(Loss) earnings to Bunge common shareholders	$(1.76)	$2.10

Dividends per common share	$0.19	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(United States Dollars in Millions, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$498	$1,004
Trade accounts receivable (less allowance of $168 and $164)	1,939	2,350
Inventories (Note 3)	4,961	5,653
Deferred income taxes	348	268
Other current assets (Note 4)	3,320	3,901
Total current assets	11,066	13,176
Property, plant and equipment, net	3,918	3,969
Goodwill (Note 5)	324	325
Other intangible assets, net	105	107
Investments in affiliates	757	761
Deferred income taxes	842	864
Other non-current assets	1,177	1,028
Total assets	$18,189	$20,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$617	$473
Current portion of long-term debt	68	78
Trade accounts payable	2,976	4,158
Deferred income taxes	78	104
Other current liabilities (Note 6)	2,699	3,261
Total current liabilities	6,438	8,074
Long-term debt	2,998	3,032
Deferred income taxes	124	132
Other non-current liabilities	853	864

Commitments and contingencies (Note 10)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2009 and 2008 – 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2009 and 2008 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2009 – 122,008,749 shares, 2008 – 121,632,456 shares	1	1
Additional paid-in capital	2,851	2,849
Retained earnings	3,584	3,844
Accumulated other comprehensive income (loss)	(878)	(811)
Total Bunge shareholders’ equity	7,111	7,436
Noncontrolling interest	665	692
Total equity	7,776	8,128
Total liabilities and shareholders’ equity	$18,189	$20,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(United States Dollars in Millions)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(176)	$322
Adjustments to reconcile net (loss) income to cash used for operating activities:
Foreign exchange loss (gain) on debt	120	(160)
Impairment of assets	–	2
Bad debt expense	8	40
Depreciation, depletion and amortization	95	108
Stock-based compensation expense	10	13
Recoverable taxes provision	15	(14)
Deferred income taxes	(133)	(11)
Equity in earnings of affiliates	(6)	(20)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	374	(451)
Inventories	603	(480)
Prepaid commodity purchase contracts	(34)	18
Secured advances to suppliers	44	15
Trade accounts payable	(1,155)	356
Advances on sales	(16)	(20)
Unrealized net (gain) loss on derivative contracts	265	51
Margin deposits	17	(188)
Accrued liabilities	(136)	(3)
Other—net	(258)	69
Cash used for operating activities	(363)	(353)
INVESTING ACTIVITIES
Payments made for capital expenditures	(112)	(148)
Investments in affiliates	–	(61)
Acquisitions of businesses (net of cash acquired)	(4)	(19)
Related party loans	(52)	(16)
Proceeds from investments	30	–
Change in restricted cash	(28)	–
Proceeds from disposal of property, plant and equipment	1	13
Cash used for investing activities	(165)	(231)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(38)	165
Proceeds from short-term debt with maturities greater than 90 days	507	514
Repayments of short-term debt with maturities greater than 90 days	(328)	(125)
Proceeds from long-term debt	98	462
Repayment of long-term debt	(133)	(607)
Proceeds from sale of common shares	–	3
Dividends paid to preference shareholders	(19)	(22)
Dividends paid to common shareholders	(23)	(21)
Dividends paid to noncontrolling interest	(8)	(62)
Other	(26)	–
Cash provided by financing activities	30	307
Effect of exchange rate changes on cash and cash equivalents	(8)	19
Net decrease in cash and cash equivalents	(506)	(258)
Cash and cash equivalents, beginning of period	1,004	981
Cash and cash equivalents, end of period	$498	$723

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non - Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2008	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$752	$8,697
Comprehensive income—2008:
Net income	—	—	—	—	—	289	—	33	322	$322
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	81	25	—	106
Unrealized gains on commodity futures and foreign exchange contracts, net of tax benefit of $0	—	—	—	—	—	—	5	—	—	5
Unrealized investment losses, net of tax benefit of $2	—	—	—	—	—	—	(4)	—	—	(4)
Reclassification of realized net gains to net income, net of tax expense of $4	—	—	—	—	—	—	(6)	—	—	(6)
Total comprehensive income (loss)	—	—	—	—	—	—	76	25	101	$423
SFAS No. 158 measurement date adjustment, net of tax benefit of $2	—	—	—	—	—	(4)	—	—	(4)
Dividends on common shares	—	—	—	—	—	(21)	—	—	(21)
Dividends on preference shares	—	—	—	—	—	(31)	—	—	(31)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(62)	(62)
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	(33)	(20)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	295,566	—	3	—	—	—	3
Balance, March 31, 2008	7,762,500	$1,553	121,521,529	$1	$2,789	$3,195	$745	$715	$8,998

(Continued on the following page)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non - Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$692	$8,128
Comprehensive income—2009:
Net (loss) income	—	—	—	—	—	(195)	—	19	(176)	$(176)
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(76)	(12)	—	(88)
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $8	—	—	—	—	—	—	14	—	—	14
Reclassification of realized net gains to net (loss), net of tax of $1	—	—	—	—	—	—	(1)	—	—	(1)
Pension adjustment, net of tax benefit of $5	—	—	—	—	—	—	(4)	(6)	—	(10)
Total comprehensive income (loss)	—	—	—	—	—	—	(67)	(18)	(85)	$(261)
Dividends on common shares	—	—	—	—	—	(46)	—	—	(46)
Dividends on preference shares	—	—	—	—	—	(19)	—	—	(19)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(8)	(8)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	(43)	(43)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	23	23
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	376,293	—	(4)	—	—	—	(4)
Balance, March 31, 2009	7,762,455	$1,553	122,008,749	$1	$2,851	$3,584	$(878)	$665	$7,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2008 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Bunge’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2009.

Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.

2.      NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, Bunge adopted SFAS No. 141(R) prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

On January 1, 2009, Bunge adopted SFAS No. 160 prospectively.  Bunge has applied the presentation and disclosure provisions of SFAS No. 160 to its condensed consolidated financial statements retrospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133.  SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  On January 1, 2009, Bunge adopted the provisions of SFAS No. 161.  See Note 7 of the notes to the condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The SEC’s approval date was November 15, 2008.  Bunge’s adoption of SFAS No. 162 in January 2009 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Bunge’s adoption of FSP No. FAS 142-3 in January 2009 did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements – In April 2009, the FASB issued three Staff Positions FSP No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. FAS 157-4), FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1), and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. FAS 115-2 and FAS 124-2).

FSP No. FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of SFAS No. 157 and also provides additional guidance on circumstances which may indicate that a transaction is not orderly.  FSP FAS No. 157-4 amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge is evaluating the impact, if any, FSP No. FAS 157-4 will have on its consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107) to interim financial statements of publicly-traded companies.  Prior to FSP No. FAS 107-1 and APB 28-1 fair values for these assets and liabilities were only disclosed once a year.  FSP No. FAS 107-1 and APB 28-1 requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS No. 107.  FSP No. FAS 107-1 and APB 28-1 is effective prospectively for interim reporting periods ending after June 15, 2009.  Bunge is evaluating the impact, if any, FSP No. FAS 107-1 and APB 28-1 will have on its consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2, provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP No. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  FSP No. FAS 115-2 and FAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge is evaluating the impact, if any, FSP No. FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.

3.      INVENTORIES

Inventories consist of the following:

(US$ in millions)	March 31, 2009	December 31, 2008
Agribusiness – Readily marketable inventories at fair value (1)	$2,562	$2,619
Fertilizer	1,450	1,875
Edible oils (2)	374	444
Milling (2)	109	113
Other (3)	466	602
Total	$4,961	$5,653

(1)                   Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)                   Includes readily marketable inventories at fair value totaling $109 million and $122 million at March 31, 2009 and December 31, 2008, respectively.

(3)                   Agribusiness inventories carried at lower of cost or market.

4.                 OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	March 31, 2009	December 31, 2008
Prepaid commodity purchase contracts (1)	$ 149	$115
Secured advances to suppliers (2)	384	423
Unrealized gain on derivative contracts	1,098	1,810
Recoverable taxes (3)	548	518
Margin deposits	284	301
Other	857	734
Total	$3,320	$3,901

(1)

Prepaid commodity purchase contracts represent advance payments for obligations to producers for future delivery of specified quantities of agricultural commodities. Prepaid commodity purchase contracts are recorded at fair value based on market prices of the underlying agricultural commodities.

(2)

Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs. These advances are strictly financial in nature. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold. In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $255 million and $253 million at March 31, 2009 and December 31, 2008, respectively, that are included in other non-current assets in the condensed consolidated balance sheets. The repayment terms of the non-current secured advances generally range from two to three years. Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $46 million at both March 31, 2009 and December 31, 2008. Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $34 million and

$33 million at March 31, 2009 and December 31, 2008, respectively.  These renegotiated advances are largely collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $183 million and $182 million at March 31, 2009 and December 31, 2008, respectively.  The allowance for uncollectible advances totaled $37 million at both March 31, 2009 and December 31, 2008.

Interest earned on secured advances to suppliers of $16 million and $13 million for the three months ended March 31, 2009 and 2008, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                   Bunge has an additional recoverable taxes balance of $296 million and $266 million at March 31, 2009 and December 31, 2008, respectively, which is included in other non-current assets in the condensed consolidated balance sheets. The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $106 million and $104 million at March 31, 2009 and December 31, 2008, respectively.

5.      GOODWILL

At March 31, 2009, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2008	$269	$37	$19	$325
Acquired goodwill	—	—	—	—
Allocation of acquired goodwill	—	—	—	—
Tax benefit on goodwill amortization (1)	(1)	—	—	(1)
Foreign exchange translation	5	(5)	—	—
Balance, March 31, 2009	$273	$32	$19	$324

(1)                   Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	March 31, 2009	December 31, 2008
Accrued liabilities	$1,020	$1,110
Unrealized loss on derivative contracts	1,330	1,775
Advances on sales	244	261
Other	105	115
Total	$2,699	$3,261

7.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar denominated loans in Brazil. Cash and cash equivalents, trade accounts receivable and accounts payable and short- and long-term debt are stated at their carrying value, which is a reasonable estimate of fair value. All derivative instruments and marketable securities are stated at fair value.

Adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133— Effective January 1, 2009, Bunge adopted SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of income.

Adoption of SFAS No. 157, Fair Value Measurements— Effective January 1, 2008, Bunge adopted SFAS No. 157.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of SFAS No. 157 (FSP No. FAS 157-2).  FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. FAS 157-2 became effective for Bunge upon adoption of SFAS No. 157 on January 1, 2008, and Bunge is required to disclose all non-financial assets and non-financial liabilities that are carried at fair value beginning January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The standard describes three levels within its hierarchy that may be used to measure fair value.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.  Bunge’s exchange-traded futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using

	March 31, 2009				December 31, 2008

(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Assets:
Readily marketable inventories (Note 3)	$—	$2,304	$367	$2,671	$—	$2,558	$183	$2,741
Unrealized gain on designated derivative contracts (4)
Interest Rate	—	12	—	12	—	12	—	12
Foreign Exchange	—	10	—	10	—	41	—	41
Freight	11	—	—	11	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	8	93	—	101	7	72	—	79
Commodities	13	582	113	708	9	1,259	149	1,417
Freight	8	—	234	242	—	4	269	273
Energy	—	58	2	60	—	—	—	—
Other (5)	159	5	—	164	22	11	—	33
Total assets	$199	$3,064	$716	$3,979	$38	$3,957	$601	$4,596

Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$ —	$ 12	$ —	$ 12	$—	$ 1	$ —	$ 1
Foreign Exchange	—	72	—	72	—	1	—	1
Freight	—	—	—	—	—	15	—	15
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	1	—	1	—	1	—	1
Foreign Exchange	—	204	—	204	—	31	10	41
Commodities	57	494	69	620	22	1,117	93	1,232
Freight	11	29	360	400	—	71	416	487
Energy	—	57	22	79	—	—	—	—
Total liabilities	$ 68	$ 869	$451	$1,388	$22	$1,237	$519	$1,778

(1)	Quoted prices in active markets for identical assets
(2)	Significant other observable inputs
(3)	Significant unobservable inputs
(4)

Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. At March 31, 2009 and December 31, 2009, $14 million and zero, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)	Other assets include primarily the fair values of treasury securities held as margin deposits.
(6)

Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. At March 31, 2009 and December 31, 2008, $15 million and $3 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

Bunge has determined that there are no credit risk related contingent features and nonrecurring non-financial assets and liabilities at March 31, 2009.

Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the condensed consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss, other income (expense) - net or other comprehensive income (loss).

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

Readily marketable inventories—Bunge’s readily marketable commodity inventories are valued at fair value. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. Bunge determines fair value based on quoted prices on exchange-traded futures contracts with appropriate adjustments for differences in local markets where Bunge’s inventories are located. Changes in the fair values of these inventories are recognized in the condensed consolidated statements of income as a component of cost of goods sold.

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

If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories in the condensed consolidated balance sheets and condensed consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.

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

Level 3 Derivatives—The fair values of Level 3 derivative instruments are estimated using pricing information from less active markets. Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange-traded instruments where Bunge clears trades through the exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination. These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.

Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or inputs include exchange quotes and certain management estimations regarding local markets.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of SFAS No. 157.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use at March 31, 2009 and 2008, as applicable.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, December 31, 2008	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in cost of goods sold	156	65	221
Purchases, issuances and settlements	(127)	119	(8)
Transfers in/out of Level 3	(30)	—	(30)
Balance, March 31, 2009	$(102)	$367	$265

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	44	41	85
Purchases, issuances and settlements	(126)	—	(126)
Transfers in/out of Level 3	—	—	—
Balance, March 31, 2008	$25	$174	$199

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities that were held at March 31, 2009 and 2008:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at March 31, 2009:
Cost of goods sold	$ 35	$ 54	$ 89

Changes in unrealized gains and losses relating to assets and liabilities held at March 31, 2008:
Cost of goods sold	$(37)	$61	$24

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest rate derivatives — The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.  Bunge has entered into interest rate swap agreements for the purpose of managing certain of its interest rate and currency exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  In addition, Bunge has entered into interest rate basis swap agreements that do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes our outstanding interest rate swap agreements as of March 31, 2009:

	Notional Amount of Hedged Obligation	Notional Amount of Derivative (6)
(US$ in millions)

Receive fixed / pay Federal Funds notional principal amount	$250	$250
Weighted average rate payable – 1.18% (1)
Weighted average rate receivable – 4.33% (2)

Receive three-month Yen LIBOR / pay three-month U.S. dollar LIBOR	$102	$102
Weighted average rate payable – 3.16% (3)
Weighted average rate receivable – 2.22% (4)

Receive LIBOR / pay Federal Funds notional principal amount	$375	$375
Weighted average rate payable – 0.61% (1)
Weighted average rate receivable – 0.53% (5)

(1)             Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)             Interest is receivable in arrears based on a fixed interest rate.

(3)             Interest is payable in arrears based on three-month U.S. dollar LIBOR.

(4)             Interest is receivable in arrears based on three-month Yen LIBOR.

(5)             Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(6)             The interest rate swap agreements mature in 2011.

Foreign exchange derivatives — Bunge uses a combination of foreign exchange contracts and zero cost collars in certain of its operations to mitigate the risk in exchange rate fluctuations in connection with anticipated sales in foreign currencies.   The foreign exchange contracts and zero cost collars are designated as cash flow hedges in accordance with SFAS No. 133.  Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries.

Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net - (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Foreign Exchange:
Options	—	(25)	18	Notional
Forwards	—	(1,584)	1,076	Notional
Swaps	—	(806)	1,988	Notional

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

Commodity derivatives — Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices.  Bunge generally uses exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge’s wholly-owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities.  While Bunge considers these exchange-traded futures and forward purchase and sales contracts to be effective economic hedges, the Company does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Agricultural Commodities
Futures	(3,087,921)	—	—	Metric Tons
Options	(137,980)	(1,038,802)	398,503	Metric Tons
Forwards	—	(20,376,387)	14,477,079	Metric Tons

(1)                   Exchange traded futures and options are presented on a net (short) and long position basis.

(2)                   Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, to hedge portions of its current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of Bunge’s firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.

The table below summarizes the open ocean freight positions as of March 31, 2009:

	March 31, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Ocean Freight
FFA	—	(10,889)	10,952	Hire Days
FFA Options	(2,984)	(259)	—	Hire Days

(1)       Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)       Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses derivative instruments to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

The table below summarizes the open energy positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Bunkers/ Coal / Ethanol / Emission Credits
Futures	(3,431,290)	—	—	Metric Tons
Forwards	—	(4,316,688)	3,526,083	Metric Tons
Swaps	—	(3,981,000)	4,127,000	Metric Tons
Options	24,416	(567,000)	283,000	Metric Tons

Natural Gas (3)
Futures	734,870	—	—	MMBtus
Forwards	—	(25,482)	25,482	MMBtus
Swaps	—	—	507,081	MMBtus
Options	1,933,999	—	—	MMBtus

(1)    Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)    Non-exchange cleared swaps, options, and forwards are presented on a gross (short) and long position basis.

(3)    Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

The Effect of Derivative Instruments on the Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the three months ended March 31, 2009:

	Gain or (Loss) Recognized in Income on Derivative
	Location	Amount
(US$ in millions)

Designated Derivative Contracts
Interest Rate (1)	Interest Income/Interest Expense	$ —
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(2)
Energy (3)	Cost of goods sold	—
Total		$ (2)

Undesignated Derivative Contracts
Interest Rate	Other income (expenses) - net	$ —
Foreign Exchange	Foreign exchange gains (losses)	55
Foreign Exchange	Cost of goods sold	(24)
Commodities	Cost of goods sold	(180)
Freight	Cost of goods sold	9
Energy	Cost of goods sold	(34)
Total		$(174)

(1)          The gain or (loss) on the hedged items is included in interest income and interest expense, respectively, as is the offsetting gain or (loss) on the related interest rate swaps.

(2)          The gain or (loss) on the hedged items is included in foreign exchange gains (losses).

(3)          The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)

(US$ in millions)

Cash Flow Hedge:
Foreign Exchange	$620	$20	Foreign exchange gains (losses)	$(18)	Foreign exchange gains (losses)	$(9)
Commodities (4)	(32)	(6)	Cost of goods sold	2	Cost of goods sold	1
Total	$588	$14		$(16)		$(8)

Net Investment Hedge (5):
Foreign Exchange	$219	$—	Foreign exchange gains (losses)	$ —	Foreign exchange gains (losses)	$—
Total	$219	$—		$ —		$—

(1)          The gain or (loss) recognized relates to the effective portion of the hedging relationship.

(2)          The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)          The amount of gain or (loss) recognized in income is zero that is related to the ineffective portion of the hedging relationships and $(8) million related to the amount excluded from the assessment of hedge effectiveness.

(4)          The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.

(5)          Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps mature at various dates in 2010.

8.                                      RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products from its unconsolidated joint ventures, which totaled $143 million and $232 million for the three months ended March 31, 2009 and 2008, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $128 million and $54 million for the three months ended March 31, 2009 and 2008, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

9.                                      EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended March 31,		Foreign-Pension Benefits Three Months Ended March 31,
(US$ in millions)	2009	2008	2009	2008
Service cost	$ 3	$ 3	$ 1	$ 1
Interest cost	5	5	9	9
Expected return on plan assets	(5)	(5)	(9)	(9)
Recognized prior service cost	—	—	—	—
Recognized net loss	1	—	(1)	—
Net periodic benefit cost	$ 4	$ 3	$—	$ 1

	U.S.-Postretirement Benefits Three Months Ended March 31,		Foreign- Postretirement Benefits Three Months Ended March 31,
(US$ in millions)	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	—	—	2	1
Recognized net loss	—	—	—	—
Net periodic benefit cost	$—	$—	$ 2	$ 1

In the three months ended March 31, 2009, Bunge made contributions to its U.S. defined benefit pension plans totaling approximately $12 million and to its foreign defined benefit pension plans totaling approximately $2 million.  In the three months ended March 31, 2008, Bunge made contributions totaling approximately $3 million to its U.S. defined benefit pension plans and approximately $2 million to its foreign defined benefit pension plans.

In the three months ended March 31, 2009, Bunge made contributions totaling approximately $1 million and $1 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the three months ended March 31, 2008, Bunge made contributions totaling approximately $1 million and $1 million to its U.S. and to its foreign postretirement benefit plans, respectively.

10.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at March 31, 2009 and December 31, 2008 are the following accrued liabilities:

(US$ in millions)	March 31, 2009	December 31, 2008
Tax claims	$150	$156
Labor claims	81	78
Civil and other claims	95	97
Total	$326	$331

Tax Claims— The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including primarily value-added tax claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

Labor Claims— The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other— The civil and other claims relate to various disputes with suppliers and customers and other third parties.

Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$ 129
Unconsolidated affiliates financing (2)	38
Total	$ 167

(1)                  Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2009, Bunge had approximately $86 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements.  The fair value of these guarantees at March 31, 2009 was not significant.

(2)                   In March 2009, Bunge issued a guarantee to a financial institution related to a loan made to one of its U.S. biofuels joint ventures.  The term of the guarantee is for 18 months, which is equal to the term of the related financing.  In the event that the joint venture should default on its loan repayment, Bunge has provided cash collateral of $28 million to the financial institution.  Bunge will be issued additional ownership interests in the joint venture if the collateral is used to repay this loan.  As of March 31, 2009, Bunge has recorded this collateral as restricted cash in other non-current assets in its condensed consolidated balance sheets.  The fair value of these guarantees at March 31, 2009, was not significant.

In addition, prior to January 1, 2003, Bunge issued a guarantee to a financial institution related to debt of its unconsolidated joint ventures in Argentina, which are its unconsolidated affiliates.  The term of the guarantee is equal to the term of the related financing, which matures during 2009.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under this guarantee.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At March 31, 2009, debt with a carrying amount of $2,943 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

11.     COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive (loss) income:

	Three Months Ended March 31,
(US$ in millions)	2009	2008
Net (loss) income	$(176)	$322
Other comprehensive (loss) income:
Foreign exchange translation adjustment, net of tax expense	(88)	106
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax of $8 (2009), $0 (2008)	14	5
Unrealized losses on investments, net of tax of $0 (2009), $2 (2008)	—	(4)
Reclassification of realized net gains to net (loss) income, net of tax of $1 (2009), $4 (2008)	(1)	(6)
Pension adjustment, net of tax benefit of $5	(10)	—
Total comprehensive (loss) income	(261)	423
Less: Comprehensive income attributable to noncontrolling interest	(1)	(58)
Total comprehensive (loss) income attributable to Bunge	$(262)	$365

12.          EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those that are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities and convertible notes, using the if-converted method. Under this method, the convertible securities and convertible notes are assumed to be converted and the related dividend or interest expense, net of tax is added back to earnings, if dilutive.

Bunge has 862,455 mandatory convertible preference shares outstanding as of March 31, 2009. Each mandatory convertible preference share has a liquidation preference of $1,000 per share. On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2246 and 9.7051 of Bunge Limited common shares, subject to certain specified anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2246, subject to certain specified anti-dilution adjustments (which represents 7,093,347 Bunge Limited common shares as of March 31, 2009).

In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of March 31, 2009.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option into approximately 1.0861 Bunge Limited common shares based on a conversion price of $92.0704 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,494,090 Bunge Limited common shares as of March 31, 2009).

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(US$ in millions, except for share data)	2009	2008
Net (loss) income attributable to Bunge	$(195)	$289
Convertible preference share dividends	(19)	(19)
Net (loss) income available to common shareholders	$(214)	$270
Weighted average number of common shares outstanding:
Basic	121,730,058	121,299,803
Effect of dilutive shares:
–Stock options and awards	—	1,733,007
–Convertible preference shares	—	14,572,627
Diluted (1)	121,730,058	137,605,437
Earnings per common share:
Basic	$(1.76)	$2.23
Diluted	$(1.76)	$2.10

(1)           Approximately 4 million outstanding stock options and contingently issuable restricted stock units and 14,587,437 weighted average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted average number of common shares outstanding for the three months ended March 31, 2009.

13.     TRANSFERS (TO) FROM NON CONTROLLING INTERESTS

In January 2009, Bunge redeemed shares held by certain third party investors in a private investment fund consolidated by Bunge.  The shares were valued at $43 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund.  Additionally, the investors received $8 million of dividends representing their share of the cumulative earnings of the fund.  This transaction resulted in Bunge’s ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at March 31, 2009.

In the first quarter of 2008, Bunge recorded a capital contribution of $13 million in additional paid-in capital as a result of a final purchase price adjustment relating to the merger of its subsidiaries in Poland. In the merger, Bunge exchanged 18% of the stock of one of its subsidiaries for additional ownership interests in certain non wholly owned subsidiaries and affiliates, resulting in consolidation of all of these entities by Bunge.

14.                               SEGMENT INFORMATION

Bunge has four reportable segments – agribusiness, fertilizer, edible oil products and milling products – that are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The activities of the fertilizer segment include raw material mining, mixing fertilizer components and marketing products. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

The “Other” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments or inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other(1)	Total
Three Months Ended March 31, 2009
Net sales to external customers	$6,633	$ 699	$1,490	$376	$ —	$ 9,198
Inter–segment revenues	893	9	32	12	(946)	—
Gross profit	213	(193)	79	36	—	135
Foreign exchange gains (losses)	(20)	3	(2)	—	—	(19)
Equity in earnings of affiliates	(7)	—	12	1	—	6
Noncontrolling interest	(7)	(13)	(4)	—	5	(19)
Other income (expense) - net	(4)	(2)	(1)	—	—	(7)
Segment EBIT (2)	18	(262)	22	19	—	(203)
Depreciation, depletion and amortization	(42)	(32)	(17)	(4)	—	(95)
Three Months Ended March 31, 2008
Net sales to external customers	$8,863	$1,191	$1,929	$486	$ —	$12,469
Inter–segment revenues	1,955	56	51	8	(2,070)	—
Gross profit	464	250	117	36	—	867
Foreign exchange gains (losses)	(6)	9	4	—	—	7
Equity in earnings of affiliates	9	1	11	(1)	—	20
Noncontrolling interest	4	(50)	(1)	—	14	(33)
Other income (expense) - net	—	(2)	—	(1)	—	(3)
Segment EBIT (2)	251	133	51	7	—	442
Depreciation, depletion and amortization	(45)	(42)	(16)	(5)	—	(108)

(1)                  Includes noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)                    Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net (loss) income attributable to Bunge, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling  interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net (loss) income attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$ (203)	$ 442
Interest income	36	48
Interest expense	(67)	(98)
Income tax benefit (expense)	34	(117)
Noncontrolling interest share of interest and tax	5	14
Net (loss) income attributable to Bunge	$ (195)	$ 289

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance: changes in governmental policies and laws affecting our business, including agricultural and trade policies, as well as tax regulations and biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; and other factors affecting our business generally.

The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009, and “Part II — Item 1A.  Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2009 Overview

Agribusiness — Our agribusiness segment results for the first quarter of 2009 were weak compared to unusually strong earnings in the same period last year.  The first quarter of 2009 was characterized by weak global demand for soybean-based products due to poor economic conditions in end markets and substitution by other agricultural commodity products.  This soft environment led to pressure on margins for soybeans, as well as soybean meal and oil.  Weaker soybean meal and oil demand was partially offset by strong soybean demand from China, which benefited our grain origination activities.  Margin declines were partially offset by lower selling, general and administrative (SG&A) expenses which benefited from the impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Fertilizer — Our fertilizer segment loss for the first quarter of 2009 resulted primarily from declining sales prices in both the domestic and international markets and high cost raw material and finished product inventories purchased during 2008 prior to international price declines.  Margins were further impacted by lower volumes compared to exceptionally strong volumes in the same period of 2008 and by a $64 million inventory valuation write-down.  Volume and margin declines were partially offset by lower SG&A expenses which benefited from the impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Edible oil products — Results in our edible oil products segment for the first quarter of 2009 were lower than those in the same period last year, primarily due to lower volumes and margins as strong competition and high cost inventory in certain geographies, primarily Brazil, limited our ability to recover the costs of high priced crude vegetable oil inventories purchased prior to recent price declines. Volume and margin declines were partially offset by lower SG&A expenses which benefited from the impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Milling products — Our milling products segment results increased from the same period last year primarily due to strong volumes in both wheat and corn milling.  Results also benefited from the impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2009	2008	Change
Volumes (in thousands of metric tons):
Agribusiness	27,633	26,712	3%
Fertilizer	2,061	2,666	(23)%
Edible oil products	1,394	1,391	—%
Milling products	1,163	994	17%
Total	32,251	31,763	2%
Net sales:
Agribusiness	$6,633	$8,863	(25)%
Fertilizer	699	1,191	(41)%
Edible oil products	1,490	1,929	(23)%
Milling products	376	486	(23)%
Total	$9,198	$12,469	(26)%
Cost of goods sold:
Agribusiness	$(6,420)	$(8,399)	(24)%
Fertilizer	(892)	(941)	(5)%
Edible oil products	(1,411)	(1,812)	(22)%
Milling products	(340)	(450)	(24)%
Total	$(9,063)	$(11,602)	(22)%
Gross profit:
Agribusiness	$213	$464	(54)%
Fertilizer	(193)	250	(177)%
Edible oil products	79	117	(32)%
Milling products	36	36	—%
Total	$135	$867	(84)%
Selling, general and administrative expenses:
Agribusiness	$(157)	$(220)	(29)%
Fertilizer	(57)	(75)	(24)%
Edible oil products	(62)	(80)	(23)%
Milling products	(18)	(27)	(33)%
Total	$(294)	$(402)	(27)%
Foreign exchange gains (losses):
Agribusiness	$(20)	$(6)
Fertilizer	3	9
Edible oil products	(2)	4
Milling products	—	—
Total	$(19)	$7
Equity in earnings of affiliates:
Agribusiness	$(7)	$9	(178)%
Fertilizer	—	1	(100)%
Edible oil products	12	11	9%
Milling products	1	(1)	200%
Total	$6	$20	(70)%

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2009	2008	Change
Noncontrolling interest:
Agribusiness	$(7)	$4	(275)%
Fertilizer	(13)	(50)	(74)%
Edible oil products	(4)	(1)	300%
Milling products	—	—	—%
Total	$(24)	$(47)	(49)%

Other income (expense):
Agribusiness	$(4)	$—
Fertilizer	(2)	(2)
Edible oil products	(1)	—
Milling products	—	(1)
Total	$(7)	$(3)
Segment earnings before interest and tax:
Agribusiness	$18	$251	(93)%
Fertilizer	(262)	133	(297)%
Edible oil products	22	51	(57)%
Milling products	19	7	171%
Total (1)	$(203)	$442	(146)%
Depreciation, depletion and amortization:
Agribusiness	$(42)	$(45)	(7)%
Fertilizer	(32)	(42)	(24)%
Edible oil products	(17)	(16)	6%
Milling products	(4)	(5)	(20)%
Total	$(95)	$(108)	(12)%

(1)                 Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net (loss) income, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net (loss) income follows:

	Three Months Ended March 31,
(US$ in millions)	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$ (203)	$442
Interest income	36	48
Interest expense	(67)	(98)
Income tax benefit (expense)	34	(117)
Noncontrolling share of interest and tax	5	14
Net (loss) income attributable to Bunge	$ (195)	$ 289

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Agribusiness Segment.  Agribusiness segment net sales decreased 25% primarily due to a decline in market prices for most agricultural commodities and commodity products in our portfolio, particularly soybeans and soybean meal and oil, attributable to lower global demand for these products as a result of poor economic conditions in end markets and substitution of soybean-based products by other agricultural commodities. Volumes increased 3%, mainly from growth in our sugar business.  In our grain origination and oilseed processing activities, higher softseed volumes in Europe and strong soybean demand from China were more than offset by declines in our North American grain origination activities as demand for exports from North America was lower than in the first quarter of 2008, reflecting the lower soybean meal and oil demand conditions described above.

Cost of goods sold decreased 24% also due to a decline in market prices for agricultural commodity raw materials and the impact of a stronger U.S. dollar on foreign local currency costs of subsidiaries when translated into U.S. dollars.

Gross profit decreased 54% as a result of lower oilseed processing and distribution margins compared with exceptionally strong margins in the first quarter of 2008.

SG&A expenses decreased 29% primarily due to the favorable impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  The first quarter of 2008 included approximately $31 million of bad debt provisions related to South American farmer advances.

Foreign exchange losses in the first quarter of 2009 resulted primarily from continued depreciation of the Euro and Argentine Peso.  Foreign exchange losses in the same period of 2008 related primarily to the volatility of the Brazilian real during the period.  Foreign exchange losses for both periods are substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates decreased to a loss of $7 million in the first quarter of 2009 from income of $9 million in the same quarter of 2008 due to lower results in our European and North American biofuels investments.

Noncontrolling interest of $7 million in the first quarter of 2009 was the noncontrolling interest attributable share of period gains, primarily in our European operations.  In the same period of 2008, noncontrolling interest was $4 million of period losses.

Segment EBIT decreased by $233 million to $18 million from $251 million in the first quarter of 2008 largely due to lower gross profit, partially offset by lower SG&A expenses during the first quarter of 2009.

Fertilizer Segment.  Fertilizer segment net sales decreased 41% driven primarily by lower average selling prices as a result of lower domestic and international fertilizer prices compared to the historically high levels of 2008.  Sales prices were further impacted, particularly in Brazil, as competitors reduced selling prices in order to liquidate inventories in a tight credit environment.  Volumes decreased 23% compared to exceptionally strong volumes in the same period last year when soybean farmers accelerated purchases because of favorable agricultural commodity prices and concerns about increasing crop input costs.  Tight farmer credit in 2009, combined with lower agricultural commodity prices, resulted in purchases of fertilizer returning to historical seasonal norms.

Cost of goods sold decreased 5%, primarily as a result of the lower sales volumes and the favorable translation effect on local currency expenses of the weaker Brazilian real compared to the first quarter of 2008.  These factors were largely offset by higher average raw material inventory costs in the first quarter of 2009 from purchases made in 2008 prior to the decline in international fertilizer prices and by a $64 million inventory valuation write-down.

Gross profit decreased 177%, despite recovery of approximately $150 million in foreign exchange losses recorded in 2008 as inventories were sold in the first quarter of 2009.  The decrease in gross profit is primarily a result of lower selling prices, higher raw material and finished product inventory costs and lower sales volumes.

SG&A decreased by 24%, primarily as a result of the positive impact of a weaker Brazilian real on local currency expenses translated into U.S. dollars compared to the first quarter of 2008.   The first quarter of 2008 included a provision of approximately $7 million for certain postretirement medical costs required to be paid by employers under Brazilian law as a result of court decisions which impacted employer interpretations of the related laws and regulations.

Foreign exchange gains decreased by $6 million to $3 million in the first quarter of 2009 primarily driven by lower U.S. dollar monetary liability positions during the first quarter of 2009 as imported raw material purchases were reduced.

Equity in earnings of affiliates decreased by $1 million compared to the first quarter of 2008 due to slightly lower results from Fosbrasil, our Brazilian joint venture which produces phosphoric acid.

Noncontrolling interest decreased 74% compared to the first quarter of 2008 due to lower earnings at Fosfertil.

Segment EBIT decreased 297% as a result of lower gross profit and lower foreign exchange gains, partially offset by lower SG&A expenses.

Edible Oil Products Segment.  Edible oil products segment net sales decreased 23% compared to the first quarter of 2008, driven primarily by lower average selling prices for vegetable oils due to lower crude vegetable oil prices.  Selling prices were also pressured by a highly competitive environment, particularly in Brazil.

Cost of goods sold decreased 22% due primarily to lower crude vegetable oil market prices, principally softseed and soybean oils. Prices of rapeseed and sunflower oils in Europe decreased 52% and 57%, respectively, compared to the first quarter of 2008 and prices of crude soybean oil were approximately 57% lower than in the same period of last year. Cost of goods sold also decreased as a result of the impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Gross profit decreased 32% primarily due to weaker margins in Brazil as strong competition kept selling prices low.

SG&A expenses decreased 23% primarily as a result of the impact of the stronger U.S. dollar on foreign local currency expenses when translated into U.S. dollars.

Foreign exchange results for the first quarter of 2009 decreased to a loss of $2 million from a gain of $4 million in the same period of 2008, primarily due to the strengthening of the U.S. dollar.

Equity in earnings of affiliates increased to $12 million in the first quarter of 2009 compared to $11 million in the same period of 2008 as a result of continued strong results from Saipol S.A.S, our European affiliate that processes and sells branded packaged vegetable oils in France.

Noncontrolling interest of $4 million in the first quarter of 2009 was the noncontrolling interest attributable share of period gains.  Noncontrolling interest was $1 million of period gains in the same period of 2008.

Segment EBIT decreased 57% as a result of lower gross profit and foreign exchange losses, partially offset by lower SG&A expenses.

Milling Products Segment.  Milling products segment net sales decreased 23% due primarily to lower average market selling prices for corn and wheat and related products.  The impact of selling price declines was partially offset by a 17% increase in volumes.

Cost of goods sold decreased 24% as a result of lower raw material costs and the impact of a weaker Brazilian real on local currency costs when translated into U.S. dollars.  Wheat and corn prices for the first quarter of 2009 decreased by 42% and 33%, respectively, from the same period of 2008.

Gross profit was flat compared with the first quarter of 2008 as sales and cost of goods sold declined with the lower prices of corn and wheat and related products.

SG&A expenses decreased 33% primarily due to lower selling expenses and the impact of a weaker Brazilian real on wheat milling local currency expenses when translated into U.S. dollars.

Segment EBIT increased 171% as SG&A expenses benefited from the impact of a weaker Brazilian real.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$36	$48	(25)%
Interest expense	(67)	(98)	(32)%

Interest income decreased 25% primarily due to lower average interest bearing cash balances relating largely to lower sales. Interest expense decreased 32% due to lower average borrowings resulting from lower working capital requirements due primarily to lower commodity and fertilizer prices.

Income Tax Benefit (Expense).  In the quarter ended March 31, 2009, we recorded an income tax benefit of $34 million compared to an income tax expense of $117 million in the quarter ended March 31, 2008.  The effective tax rate for the three months ended March 31, 2009 was 16%, compared to 28% for the three months ended March 31, 2008.

Net (Loss) Income Attributable to Bunge.  For the quarter ended March 31, 2009, net income attributable to Bunge decreased by $484 million to a net loss of $195 million, from net income of $289 million in the quarter ended March 31, 2008.  This reduction was primarily the result of lower segment EBIT in all segments except milling products.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.72 and 1.63 at March 31, 2009 and December 31, 2008, respectively.

Cash and Cash Equivalents.  Cash and cash equivalents were $498 million at March 31, 2009 and $1,004 million at December 31, 2008. Of these amounts, $301 million and $574 million, respectively, was held at Fosfertil, our non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Fosfertil’s cash and cash equivalents are generally not made available to other Bunge companies until a cash dividend distribution is made by Fosfertil.

Readily Marketable Inventories.  Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories of $2,562 million at March 31, 2009 and $2,619 million at December 31, 2008 were included in our agribusiness segment inventories for each period.  In addition, inventories at fair value of $109 million and $122 million were included in our edible oil products segment inventories at March 31, 2009 and December 31, 2008, respectively.  We recorded interest expense on debt financing readily marketable inventories of $7 million and $30 million in the three months ended March 31, 2009 and 2008, respectively.

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

Revolving Credit Facilities.  At March 31, 2009, we had an aggregate of approximately $3,362 million of available, committed borrowing capacity under our commercial paper program and revolving credit facilities. The following table summarizes these facilities and outstanding amounts as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2009	March 31, 2009	December 31, 2008
		(US$ in millions)
Commercial Paper	2012	$600	$170	$—
Short-Term Revolving Credit Facilities	2009	850	—	—
Long-Term Revolving Credit Facilities (1)(2)(3)	2009-2011	2,082	—	—
Total		$3,532	$170	$—

(1)            Borrowings under the revolving credit facilities that have  maturities greater than one year from the date of the consolidated balance sheets are classified as long-term debt, consistent with the long-term maturity of the underlying facilities. However, individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each such individual borrowing matures.

(2)            During 2008, one participant bank with a commitment of $18 million in a $650 million syndicated revolving credit facility maturing in 2011 was placed into state receivership, and accordingly, total availability under such facility has been reduced by the bank’s commitment amount.

(3)            Included in this amount is our $850 million, five-year revolving credit facility maturing in June 2009, which is discussed further below.

Our $600 million commercial paper program is supported by committed back-up bank credit lines of $600 million (we refer to such back-up bank credit lines as the liquidity facility) provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services. The liquidity facility, which matures in June 2012, permits us, at our option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $600 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At March 31, 2009, we had $170 million of borrowings outstanding under the commercial paper program.

From time to time, we also enter into uncommitted short-term credit lines with lending institutions. These credit lines are entered into as necessary based on our liquidity requirements. At both March 31, 2009 and December 31, 2008, $50 million was outstanding under such short-term credit lines. These short-term credit lines are included in short-term debt in our condensed consolidated balance sheets.

Our $850 million, five-year revolving credit facility and our $850 million, 364-day, revolving credit facility, are scheduled to mature in June and November 2009, respectively. We intend to renew these facilities on or prior to their respective maturity dates. Due to current tight conditions in the credit markets, we expect to face increased borrowing spreads as well as higher bank fees in connection with these renewals.

Short-and Long-Term Debt.  Our short- and long-term debt increased by $100 million at March 31, 2009 from December 31, 2008, primarily due to a slight increase in working capital resulting from lower trade accounts payables.

The following table summarizes our short- and long-term indebtedness at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(US$ in millions)	2009	2008
Short-term debt (1):
Short-term debt	$617	$473
Current portion of long-term debt	68	78
Total short-term debt	685	551
Long-term debt (2):
Long-term debt, variable interest rates indexed to LIBOR (3) plus 0.60% to 0.80%, payable through 2010	—	—
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	102	110
6.78% Senior Notes, Series B, due 2009	53	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
BNDES(5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% payable through 2016	81	87
Others	122	152
Subtotal	3,066	3,110
Less: Current portion of long-term debt	(68)	(78)
Total long-term debt	2,998	3,032
Total debt	$3,683	$3,583

(1)                        Includes secured debt of $4 million at December 31, 2008. Short-term debt at March 31, 2009 was not secured.

(2)                        Includes secured debt of $16 million and $29 million at March 31, 2009 and December 31, 2008, respectively.

(3)                        One-, three- and six-month LIBOR at March 31, 2009 were 0.50%, 1.19% and 1.74%, respectively, and at December 31, 2008 were 0.44%, 1.43% and 1.75%, , respectively.

(4)                        Three-month Yen LIBOR at March 31, 2009 was 0.60% and at December 31, 2008 was 0.83%.

(5)                        BNDES loans are Brazilian government industrial development loans.

(6)                        TJLP is a long-term interest rate reset by the Brazilian government on a quarterly basis. The annualized rate for both March 31, 2009 and December 31, 2008 was 6.25%.

Credit Ratings.  On July 29, 2008, Moody’s Investors Service revised the outlook on the Baa2 credit rating of our unsecured guaranteed senior notes to stable from negative. On June 23, 2008, S&P confirmed the BBB- (stable outlook) credit rating on our unsecured guaranteed senior notes. On April 29, 2009, Fitch Ratings confirmed the credit rating of our unsecured guaranteed senior notes at BBB with a stable outlook. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level.  We were in compliance with these covenants as of March 31, 2009.

Interest Rate Swap Agreements.  The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2009.  Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
		March 31,
(US$ in millions)	2011	2009
Receive fixed/pay Federal Funds notional principal amount	$250	$12
Weighted average variable rate payable(1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)      Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

In addition, in 2008, Bunge entered into floating to floating currency and interest rate swap agreements with an aggregate notional principal amount of ¥10 billion maturing in 2011 for the purpose of managing its currency and interest rate exposure associated with its ¥10 billion Japanese Yen term loan due 2011. Under the terms of the currency and interest rate swap agreements, Bunge makes U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. Bunge has accounted for these interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. At March 31, 2009, the fair value of the currency swap agreement was a loss of less than $1 million.

The following table summarizes our outstanding interest rate basis swap agreements with an aggregate notional principal amount of $375 million as of March 31, 2009. These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions)	2011	March 31, 2009
Receive LIBOR/pay Federal Funds notional principal amount	$375	$(1)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.53%

(1)                   Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)                   Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

Shareholders’ Equity.  Total equity was $7,776 million at March 31, 2009, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2009	2008
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	2,851	2,849
Retained earnings	3,584	3,844
Accumulated other comprehensive income (loss)	(878)	(811)
Total Bunge shareholders’ equity	7,111	7,436
Noncontrolling interest	665	692
Total equity	$7,776	$8,128

Total Bunge shareholders’ equity decreased to $7,111 million at March 31, 2009 from $7,436 million at December 31, 2008.  The decrease was primarily a result of a $195 million net loss attributable to Bunge, $65 million relating to accrued dividends to common shareholders of $46 million and accrued convertible preference share dividends of $19 million, of which $23 million was paid to our common shareholders and $19 million to our convertible preference shareholders in the three months ended March 31, 2009, other comprehensive loss of $67 million, shares valued at approximately $4 million related to net settlement of vested restricted stock units for payment of employee taxes and $4 million purchase of additional ownership interest in one of our non-wholly owned subsidiaries in Poland.  The decrease in total Bunge shareholders’ equity was partially offset by $10 million related to stock-based compensation expense.

As of March 31, 2009, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million. Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends. The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2246 and 9.7051 of Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2246 Bunge Limited common shares, subject to certain additional anti-dilution adjustments. The mandatory convertible preference shares are not redeemable by us at any time.

As of March 31, 2009, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. Convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0861 Bunge Limited common shares, based on the conversion price of $92.0704 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

Cash Flows

Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of agribusiness commodity inventories.  Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.

In addition, in the first half of the year we historically use more cash to build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year.  The cash flow needs of our food products division will vary based on the market prices and timing of the purchase of the raw materials used in those businesses.

In the three months ended March 31, 2009, our net cash and cash equivalents decreased $506 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $258 million decrease in our net cash and cash equivalents in the three months ended March 31, 2008.

Our operating activities used cash of $363 million in three months ended March 31, 2009, compared to cash used of $353 million in the same three-month period in 2008.  The negative cash flow from operating activities for the three months ended March 31, 2009 was a result of our net loss for this three-month period and a modest increase in working capital usage attributable primarily to the change in our fertilizer accounts payable.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the three months ended March 31, 2009 and 2008, we had a $120 million loss and a $160 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash provided by (used for) operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $165 million in the three months ended March 31, 2009, compared to cash used of $231 million in the same three-month period in 2008.  Payments made for capital expenditures in the three months ended March 31, 2009 included primarily investments in property, plant and equipment related to expanding our sugar business and expanding and upgrading our mining and fertilizer production capacity in Brazil.  In addition, in the three months ended March 31, 2009 we acquired additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one our biofuel joint ventures in the United States.

Cash provided by financing activities was $30 million in three months ended March 31, 2009, compared to cash provided of $307 million in the same three-month period in 2008.  In three months ended March 31, 2009 and 2008, we had $106 million and $409 million of net borrowings, respectively, which primarily financed our working capital requirements.  Dividends paid to our common shareholders in the three months ended March 31, 2009 and 2008 were $23 million and $21 million, respectively.  Dividends paid to holders of our convertible preference shares in the three months ended March 31, 2009 and 2008, respectively, were $19 million and $22 million, respectively. Dividends of $8 million and $62 million were paid to certain noncontrolling interest shareholders in the three months ended March 31, 2009 and 2008, respectively.

Brazilian Farmer Credit

Background.  We advance funds to farmer suppliers, primarily in Brazil, through secured advances to suppliers and prepaid commodity contracts. We also sell fertilizer to farmer customers, primarily in Brazil, on credit as described below and provide financial guarantees in support of customer obligations to third parties. The ability of our customers and suppliers to repay these amounts is affected by local farm sector economic conditions. Brazilian farm economics in 2006 and 2005 were significantly adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields. Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including us. Although higher crop prices contributed to an improvement in Brazilian farm sector economics beginning in 2007, some Brazilian farmers continued to experience financial pressure from high unpaid debt balances and a strong Brazilian real during most of 2008. In addition, crop input prices, including fertilizers, increased significantly during 2007 and continued to increase in the first half of 2008, further pressuring farming economics. Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default. In addition, we have tightened our credit policies to reduce extensions of credit to higher risk accounts, and increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real against the U.S. dollar. In the three months ended March 31, 2009, the real appreciated 1%, increasing the reported translated U.S. dollar balances.

Fertilizer Segment Accounts Receivable.  In our fertilizer segment, customer accounts receivable typically have repayment terms ranging from 30 to 180 days. As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer products and the anticipated date for the harvest and sale of the farmer’s crop. The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers. These guarantees are discussed under the heading “— Guarantees.”

The table below sets forth our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	March 31,	December 31,
(US$ in millions, except percentages)	2009	2008
Trade accounts receivable (current)	$353	$354
Allowance for doubtful accounts (current)	22	19
Trade accounts receivable (non-current) (1) (2)	241	232
Allowance for doubtful accounts (non-current) (1)	132	127
Total trade accounts receivable (current and non-current)	594	586
Total allowance for doubtful accounts (current and non-current)	154	146
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	26%	25%

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

Interest earned on secured advances to suppliers of $16 million and $13 million for the three months ended March 31, 2009 and 2008, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian agribusiness segment operations as of the dates indicated:

	March 31,	December 31,
(US$ in millions)	2009	2008
Prepaid commodity contracts	$128	$104
Secured advances to suppliers (current) (1)	378	426
Total (current)	506	530
Soybeans received (2)	(184)	(41)
Net	322	489
Secured advances to suppliers (non-current) (1) (3)	255	253
Total (current and non-current)	$577	$742
Allowance for uncollectible advances-current and noncurrent	$(37)	$(37)

(1)                         Included in the secured advances to suppliers (current) are advances equal to an aggregate of $46 million at both March 31, 2009 and December 31, 2008, which have been renegotiated from their original terms, mainly due to crop failures in prior years. These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms. Included in the secured advances to suppliers (non-current) are $34 million and $33 million at March 31, 2009 and December 31, 2008, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)                         Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at March 31, 2009 and December 31, 2008.

(3)                         Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $183 million and $182 million at March 31, 2009 and December 31, 2008, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were party to the following guarantees at March 31, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$129
Unconsolidated affiliates financing (2)	38
Total	$167

(1)              We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have sought to obtain collateral from the customers.  At March 31, 2009, approximately $86 million of tangible property had been pledged to us as collateral against certain of these financing arrangements. We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements. The fair value of these guarantees at March 31, 2009 was not significant.

(2)              In March 2009, we issued a guarantee to a financial institution related to a loan made to one of our U.S. biofuels joint ventures.  The term of the guarantee is for 18 months, which is equal to the term of the related financing.  In the event that the joint venture should default on its loan repayment, we have provided cash collateral of $28 million to the financial institution.  We will be issued additional ownership interests in the joint venture if the collateral is used to repay this loan.  As of March 31, 2009, we have recorded this collateral as restricted cash other non-current assets in our condensed consolidated balance sheets.  The fair value of these guarantees at March 31, 2009 was not significant.

In addition, prior to January 1, 2003, we issued a guarantee to a financial institution related to debt of its joint ventures in Argentina, which are our unconsolidated affiliates. The term of the guarantee is equal to the term of the related financing, which matures in 2009.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under this guarantee.

In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries.  At March 31, 2009, debt with a carrying amount of $2,943 million related to these guarantees is included in our condensed consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

Dividends

We paid a regular quarterly cash dividend of $0.19 per share on March 2, 2009 to shareholders of record on February 16, 2009.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2009 to shareholders of record on February 15, 2009.  On March 16, 2009, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.19 per common share.  The dividend will be payable on June 2, 2009 to shareholders of record on May 19, 2009.  We also announced on that date that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2009 to shareholders of record on May 15, 2009.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncement Adoption – In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009 we adopted SFAS No. 141(R) prospectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. On January 1, 2009, we adopted SFAS No. 160 prospectively.  We have applied the presentation and disclosure provisions of SFAS No. 160 to our condensed consolidated financial statements retrospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of SFAS No. 133. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures of SFAS No. 107.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  On January 1, 2009, we adopted the provisions of SFAS No. 161.  See Note 7 of the notes to the condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy).  SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The SEC’s approval date was November 15, 2008.  Our adoption of SFAS No. 162 in January 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Our adoption of FSP No. FAS 142-3 in January 2009 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements— In April 2009, the FASB issued three Staff Positions FSP No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. FAS 157-4), FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1), and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. FAS 115-2 and FAS 124-2).

FSP No. FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of SFAS No. 157 and also provides additional guidance on circumstances which may indicate that a transaction is not orderly.  FSP FAS No. 157-4 amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  We are evaluating the impact, if any, FSP No. FAS 157-4 will have on our consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1, extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107) to interim financial statements of publicly-traded companies.  Prior to FSP FAS No. 107-1 and APB 28-1 fair values for these assets and liabilities were only disclosed once a year.    FSP No. FAS 107-1 and APB 28-1 requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS No. 107.  FSP FAS No. 107-1 and APB 28-1 is effective prospectively for interim reporting periods ending after June 15, 2009.  We are evaluating the impact, if any, FSP FAS No. 107-1 and APB 28-1 will have on our consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2, provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP No. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  FSP No. FAS 115-2 and FAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  We are evaluating the impact, if any, FSP No. FAS No. 115-2 and FAS 124-2 will have on our consolidated financial statements.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. We have a centralized risk management group, headed by our chief risk officer, which oversees our risk exposures globally. Additionally, our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

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

Credit and Counterparty Risk

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts). We actively monitor credit and counterparty risk through credit analysis and review by various committees and working group which monitor counterparty performance, particularly during periods of extreme price movement or volatility. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

Because of the recent severe tightening of credit markets and general deterioration in the global economy, credit and counterparty risks are heightened. This increased risk is being monitored through, among other things, increased communications with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited new credit extensions in certain cases and expanded our use of exchange-cleared derivative instruments where possible.

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseed (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, corn and sugar.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk.  We are also subject to the risk of counterparty non-performance under forward purchase or sale contracts and from time to time experience instances of counterparty non-performance often as a result of significant variations in commodity prices between the period in which the contracts were executed and the contractual forward delivery period.

We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are a combination of position and value-at-risk (VaR) stress limits. We measure and review our net commodities position on a daily basis.

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange-traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% and 99% confidence intervals. In addition, scenario analysis is performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices.  The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$159	$(16)	$897	$(90)
Highest short position	(943)	(94)	(754)	(75)

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

A portion of the ocean freight derivatives have been designated as fair value hedges, in accordance with SFAS No. 133, of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. In the three months ended March 31, 2009, we recognized in cost of goods sold in our condensed consolidated statement of income $2 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $2 million of losses on freight derivative contracts. There was no material gain or loss recognized in the condensed consolidated statements of income for the quarter ended March 31, 2009 due to hedge ineffectiveness.  In 2008, a portion of the fair market value hedges of firm commitments to purchase time on ocean freight vessels were de-designated.  In the three months ended March 31, 2009, we recognized gains of $3 million in cost of goods sold in our condensed consolidated statement of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $14 million in both the remaining quarters of the fiscal 2009 year and in 2010 in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet at March 31, 2009.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of March 31, 2009 and December 31, 2008.  Included in accumulated other comprehensive income (loss) are foreign exchange losses of $14 million for the three months March 31, 2009 and $353 million for the year ended and December 31, 2008, related to permanently invested intercompany loans.

For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural offset to our currency exposure.

Our net currency positions, including currency derivatives, and our market risk, is measured in the following table as the potential loss from an adverse 10% change in foreign currency exchange rates. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventories. Actual results may differ from the information set forth below.

(US$ in millions)	March 31, 2009	December 31, 2008
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(3,033)	$(2,701)
Market risk	(303)	(270)
Agricultural commodities inventories	1,349	1,015
Net currency short position, less agricultural commodities inventories (1)	(1,684)	(1,686)
Market risk (1)	$ (165)	$ (169)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (104)	$(253)
Market risk	(10)	(25)
Agricultural commodities inventories	166	301
Net currency long position, less agricultural commodities inventories	63	48
Market risk	$ 6	$5
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(421)	$(526)
Market risk	(42)	(53)
Agricultural commodities inventories	429	526
Net currency long position, less agricultural commodities inventories	8	—
Market risk	$ —	$—

(1)

The market risk for the Brazilian Operations excludes fertilizer inventories of $1,332 million and $1,803 million at March 31, 2009 and December 31, 2008, respectively, which also provide a natural offset to our currency exposure.

Derivative Instruments

Interest rate derivatives — The interest rate swaps that we use as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.  We have entered into interest rate swap agreements for the purpose of managing certain of our interest rate and currency exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  In addition, we have entered into interest rate basis swap agreements that do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore we have not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes our outstanding interest rate swap agreements as of March 31, 2009:

	Notional Amount of Hedged Obligation	Notional Amount of Derivative (6)
(US$ in millions)

Receive fixed / pay Federal Funds notional principal amount	$250	$250
Weighted average rate payable – 1.18% (1)
Weighted average rate receivable – 4.33% (2)

Receive three-month Yen LIBOR / pay three-month U.S. dollar LIBOR	$102	$102
Weighted average rate payable – 3.16% (3)
Weighted average rate receivable – 2.22% (4)

Receive LIBOR / pay Federal Funds notional principal amount	$375	$375
Weighted average rate payable – 0.61% (1)
Weighted average rate receivable – 0.53% (5)

(1)             Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)             Interest is receivable in arrears based on a fixed interest rate.

(3)             Interest is payable in arrears based on three-month U.S. dollar LIBOR.

(4)             Interest is receivable in arrears based on three-month Yen LIBOR.

(5)             Interest is receivable in arrears based on one-month  U.S. dollar LIBOR.

(6)             The interest rate swap agreements mature in 2011.

Foreign exchange derivatives — We use a combination of foreign exchange contracts and zero cost collars in certain of our operations to mitigate the risk in exchange rate fluctuations in connection with anticipated sales in foreign currencies.  The foreign exchange contracts and zero cost collars are designated as cash flow hedges in accordance with SFAS No. 133.  We also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in its Brazilian subsidiaries.

We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in cash flow hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net - (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Foreign Exchange:
Options	—	(25)	18	Notional
Forwards	—	(1,584)	1,076	Notional
Swaps	—	(806)	1,988	Notional

(1)	Exchange traded futures and options are presented on a net (short) and long position basis.
(2)	Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

Commodity derivatives — We use derivative instruments to manage our exposure to movements associated with agricultural commodity prices.  We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange-traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities.  While we consider these exchange-traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the statements of income. The forward contracts require performance of both our and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, we hedge portions of our forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange-traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Agricultural Commodities
Futures	(3,087,921)	—	—	Metric Tons
Options	(137,980)	(1,038,802)	398,503	Metric Tons
Forwards	—	(20,376,387)	14,477,079	Metric Tons

(1)	Exchange traded futures and options are presented on a net (short) and long position basis.
(2)	Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, to hedge portions of our current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.

The table below summarizes the open ocean freight positions as of March 31, 2009:

	March 31, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Ocean Freight
FFA	—	(10,889)	10,952	Hire Days
FFA Options	(2,984)	(259)	—	Hire Days

(1)	Exchange cleared futures and options are presented on a net (short) and long position basis.
(2)	Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

Energy derivatives — We use derivative instruments to manage our exposure to volatility in energy costs.  Our operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

The table below summarizes the open energy positions as of March 31, 2009:

	March 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Bunkers/ Coal / Ethanol / Emission Credits
Futures	(3,431,290)	—	—	Metric Tons
Forwards	—	(4,316,688)	3,526,083	Metric Tons
Swaps	—	(3,981,000)	4,127,000	Metric Tons
Options	24,416	(567,000)	283,000	Metric Tons

Natural Gas (3)
Futures	734,870	—	—	MMBtus
Forwards	—	(25,482)	25,482	MMBtus
Swaps	—	—	507,081	MMBtus
Options	1,933,999	—	—	MMBtus

(1)                   Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)                   Non-exchange cleared swaps, options, and forwards are presented on a gross (short) and long position basis.

(3)                   Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

The Effect of Derivative Instruments on the Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the three months ended March 31, 2009:

	Gain or (Loss) Recognized in Income on Derivative
	Location	Amount
(US$ in millions)

Designated Derivative Contracts
Interest Rate (1)	Interest Income/ Interest Expense	$ —
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(2)
Energy (3)	Cost of goods sold	—
Total		$ (2)

Undesignated Derivative Contracts
Interest Rate	Other income (expenses) - net	$ —
Foreign Exchange	Foreign exchange gains (losses)	55
Foreign Exchange	Cost of goods sold	(24)
Commodities	Cost of goods sold	(180)
Freight	Cost of goods sold	9
Energy	Cost of goods sold	(34)
Total		$ (174)

(1)	The gain or (loss) on the hedged items is included in interest income and interest expense, respectively, as is the offsetting gain or (loss) on the related interest rate swaps.
(2)	The gain or (loss) on the hedged items is included in foreign exchange gains (losses).
(3)	The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)

(US$ in millions)

Cash Flow Hedge:
Foreign Exchange	$620	$20	Foreign exchange gains (losses)	$(18)	Foreign exchange gains (losses)	$(9)
Commodities (4)	(32)	(6)	Cost of goods sold	2	Cost of goods sold	1
Total	$588	$14		$(16)		$(8)

Net Investment Hedge (5):
Foreign Exchange	$219	$—	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$219	$—		$—		$—

(1)	The gain or (loss) recognized relates to the effective portion of the hedging relationship.
(2)	The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.
(3)

The amount of gain or (loss) recognized in income is zero that is related to the ineffective portion of the hedging relationships and $(8) million related to the amount excluded from the assessment of hedge effectiveness.

(4)	The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.
(5)

We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets. The swaps mature at various dates in 2010.

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Internal Control Over Financial Reporting – There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the European Union have infringed European competition laws.  In this regard, on July 10, 2008, the European Commission carried out inspections at the premises of a number of companies, including at our subsidiary’s office in Rome, Italy.  No other Bunge offices were inspected.  The European Commission’s investigation is ongoing and therefore, we are, at this time, unable to predict the outcome of this investigation, including whether the European Commission will ultimately determine to commence formal proceedings against us.  We are cooperating with the European Commission in relation to this investigation.

Item 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The following items update the risk factors in our 2008 Annual Report on Form 10-K.

We are subject to food and feed industry risks.

We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, shifting customer and consumer preferences and concerns, including concerns regarding trans-fatty acids and, as further discussed below, genetically modified organisms (GMOs), and potential product liability claims.  These matters could adversely affect our business and operating results.

The use of GMOs in food and animal feed has been met with varying acceptance globally.  In some regions where we sell our products, most significantly the European Union and Brazil, government regulations limit sales or require labeling of GMO products.  We may inadvertently deliver products that contain GMOs to customers that request GMO-free products.  As a result, we could lose customers, incur liability and damage our reputation.  In addition, in certain countries we have been or may be subject to claims or other actions relating to the alleged infringement of intellectual property rights associated with our handling of genetically modified agricultural commodities, which could result in increased costs for our business.

In addition, certain of our products are used as, or as ingredients in, livestock and poultry feed, and as such, we are subject to demand risks relating to the outbreak of disease associated with livestock and poultry, including, but not limited to, avian or swine influenza.  In April 2009, outbreaks of disease in humans caused by a new influenza virus of swine origin (H1N1) were reported in a number of countries, particularly the United States and Mexico.  These outbreaks have continued to grow in the United States and internationally, and a number of countries have banned certain imports of pork products.  These bans, as well as consumer concerns about consumption of pork products, have led to lower demand and prices for pork, and have impacted the prices of soybeans, corn and other agricultural commodities, which are used as hog feed ingredients.  A severe or prolonged decline in demand for our products as a result of the outbreak of swine influenza or other disease could have a material adverse effect on our business and operating results.

Recent increases in commodity and fertilizer prices have increased the scrutiny to which we are subject under antitrust laws.

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price fluctuations in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. We are subject to a pending competition investigation in the European Union relating to distributors of cereals and other agricultural products (see “Legal Proceedings” elsewhere in Part II of this Form 10-Q for more information). Additionally, increases in crop nutrient prices that occurred in 2008 have resulted in increased scrutiny of the fertilizer industry under antitrust and competition laws in countries such as Brazil, and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

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

BUNGE LIMITED

Date: May 11, 2009	By:	/s/ JACQUALYN A. FOUSE
Jacqualyn A. Fouse
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

10.1	2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement filed on April 3, 2009)

10.2	Description of Non-Employee Directors' Compensation (as of May 8, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

E-1