Form 10-Q
period 2009-06-30
Bunge LTD
filed 2009-08-10
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of August 3, 2009 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01:  122,060,670

BUNGE LIMITED

PART I—FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$10,994	$14,365	$20,192	$26,834
Cost of goods sold	(10,582)	(12,914)	(19,645)	(24,516)

Gross profit	412	1,451	547	2,318
Selling, general and administrative expenses	(309)	(460)	(603)	(862)
Interest income	40	54	76	102
Interest expense	(66)	(90)	(133)	(188)
Foreign exchange gains	320	258	301	265
Other income (expense) – net	(1)	(9)	(8)	(12)

Income from operations before income tax	396	1,204	180	1,623
Income tax expense	(79)	(337)	(45)	(454)

Income from operations after income tax	317	867	135	1,169
Equity in earnings of affiliates	5	(7)	11	13

Net income	322	860	146	1,182
Net income attributable to noncontrolling interest	(9)	(109)	(28)	(142)

Net income attributable to Bunge	313	751	118	1,040
Convertible preference share dividends	(20)	(20)	(39)	(39)

Net income available to Bunge common shareholders	$293	$731	$79	$1,001

Earnings per common share – basic (Note 13)
Earnings to Bunge common shareholders	$2.40	$6.01	$0.65	$8.24

Earnings per common share – diluted (Note 13)
Earnings to Bunge common shareholders	$2.28	$5.45	$0.64	$7.56

Dividends per common share	$0.21	$0.19	$0.40	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$489	$1,004
Trade accounts receivable (less allowance of $197 and $164)	2,098	2,350
Inventories (Note 3)	6,690	5,653
Deferred income taxes	321	268
Other current assets (Note 4)	3,728	3,901
Total current assets	13,326	13,176
Property, plant and equipment, net	4,584	3,969
Goodwill (Note 5)	376	325
Other intangible assets, net	114	107
Investments in affiliates	781	761
Deferred income taxes	978	864
Other non-current assets	1,649	1,028
Total assets	$21,808	$20,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,035	$473
Current portion of long-term debt	294	78
Trade accounts payable	3,361	4,158
Deferred income taxes	104	104
Other current liabilities (Note 6)	3,096	3,261
Total current liabilities	7,890	8,074
Long-term debt	3,921	3,032
Deferred income taxes	145	132
Other non-current liabilities	942	864

Commitments and contingencies (Note 11)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized – 862,500; issued and outstanding: 2009 and 2008 – 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2009 and 2008 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2009 – 122,036,920 shares, 2008 – 121,632,456 shares	1	1
Additional paid-in capital	2,857	2,849
Retained earnings	3,852	3,844
Accumulated other comprehensive loss	(152)	(811)
Total Bunge shareholders’ equity	8,111	7,436
Noncontrolling interest	799	692
Total equity	8,910	8,128
Total liabilities and shareholders’ equity	$21,808	$20,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$ 146	$ 1,182
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange gain on debt	(359)	(295)
Impairment of assets	—	5
Bad debt expense	23	50
Depreciation, depletion and amortization	200	227
Stock-based compensation expense	16	40
Recoverable taxes provision	37	(9)
Deferred income taxes	(104)	22
Equity in earnings of affiliates	(11)	(13)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	361	(658)
Inventories	(528)	(2,362)
Prepaid commodity purchase contracts	(211)	38
Secured advances to suppliers	257	169
Trade accounts payable	(1,111)	924
Advances on sales	21	111
Unrealized net loss (gain) on derivative contracts	213	(208)
Margin deposits	(279)	(82)
Accrued liabilities	(69)	55
Other—net	(356)	321
Cash used for operating activities	(1,754)	(483)
INVESTING ACTIVITIES
Payments made for capital expenditures	(346)	(372)
Investments in affiliates	—	(79)
Acquisitions of businesses (net of cash acquired)	(19)	(19)
Related party loans	(19)	(48)
Proceeds from investments	60	2
Proceeds from disposal of property, plant and equipment	5	28
Change in restricted cash	(28)	—
Cash used for investing activities	(347)	(488)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	364	(42)
Proceeds from short-term debt with maturities greater than 90 days	784	1,143
Repayments of short-term debt with maturities greater than 90 days	(625)	(294)
Proceeds from long-term debt	2,857	1,353
Repayment of long-term debt	(1,754)	(1,032)
Proceeds from sale of common shares	1	30
Dividends paid to preference shareholders	(39)	(42)
Dividends paid to common shareholders	(46)	(41)
Dividends paid to noncontrolling interest	(8)	(63)
Other	(3)	—
Cash provided by financing activities	1,531	1,012
Effect of exchange rate changes on cash and cash equivalents	55	78
Net (decrease) increase in cash and cash equivalents	(515)	119
Cash and cash equivalents, beginning of period	1,004	981
Cash and cash equivalents, end of period	$ 489	$ 1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2008	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$752	$8,697
Comprehensive income—2008:
Net income	—	—	—	—	—	1,040	—	142	1,182	$1,182
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	520	80	—	600
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $13	—	—	—	—	—	—	27	—	—	27
Unrealized investment losses, net of tax benefit of $2	—	—	—	—	—	—	(5)	—	—	(5)
Reclassification of realized net gains to net income, net of tax benefit of $7	—	—	—	—	—	—	(11)	—	—	(11)
Total comprehensive income	—	—	—	—	—	—	531	80	611	$1,793
SFAS No. 158 measurement date adjustment, net of tax benefit of $2	—	—	—	—	—	(4)	—	—	(4)
Dividends on common shares	—	—	—	—	—	(41)	—	—	(41)
Dividends on preference shares	—	—	—	—	—	(52)	—	—	(52)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(65)	(65)
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	(33)	(20)
Stock-based compensation expense	—	—	—	—	39	—	—	—	39
Issuance of common shares:
–stock options and award plans, net of shares withheld for taxes	—	—	370,497	—	4	—	—	—	4
Balance, June 30, 2008	7,762,500	$1,553	121,596,460	$1	$2,816	$3,905	$1,200	$876	$10,351

(Continued on the following page)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$692	$8,128
Comprehensive income—2009:
Net income	—	—	—	—	—	118	—	28	146	$146
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	596	101	—	697
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $12	—	—	—	—	—	—	32	—	—	32
Unrealized investment gains, net of tax expense of $1	—	—	—	—	—	—	2	—	—	2
Reclassification of realized net losses (gains) to net income, net of tax of $18	—	—	—	—	—	—	33	(2)	—	31
Pension adjustment, net of tax benefit of $5	—	—	—	—	—	—	(4)	(6)	—	(10)
Total comprehensive income	—	—	—	—	—	—	659	93	752	$898
Dividends on common shares	—	—	—	—	—	(71)	—	—	(71)
Dividends on preference shares	—	—	—	—	—	(39)	—	—	(39)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	(43)	(43)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	41	41
Consolidation of subsidiary	—	—	—	—	—	—	—	5	5
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Issuance of common shares:
–stock options and award plans, net of shares withheld for taxes	—	—	404,464	—	(4)	—	—	—	(4)
Balance, June 30, 2009	7,762,455	$1,553	122,036,920	$1	$2,857	$3,852	$(152)	$799	$8,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2008 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, forming part of Bunge’s 2008 Annual Report on Form 10-K included in Bunge’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on June 4, 2009.

Reclassifications – Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation.  See Note 2 — “Adoption of New Accounting Pronouncements” of the notes to the condensed consolidated financial statements.

2.      NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements – In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued.  SFAS No. 165 defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., the date the financial statements were issued or available to be issued).  SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009.  Bunge adopted SFAS No. 165 prospectively for its quarter ended June 30, 2009.  As of August 10, 2009, the date of issuance of Bunge’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2009, Bunge did not have significant subsequent events or transactions that require disclosure.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. FAS 157-4), FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1), and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. FAS 115-2 and FAS 124-2).

FSP No. FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of SFAS No. 157, Fair Value Measurements, and also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale).  FSP FAS No. 157-4 amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge’s adoption of FSP No. FAS 157-4 did not have a material impact on its condensed consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1 extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107) to interim financial statements of publicly-traded companies.  Prior to FSP No. FAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year.  FSP No. FAS 107-1 and APB 28-1 requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS No. 107.  FSP No. FAS 107-1 and APB 28-1 is effective prospectively for interim reporting periods ending after June 15, 2009.  In the quarterly period ended June 30, 2009, Bunge adopted FSP No. FAS 107-1 and APB 28-1. See Notes 7 and 8 of the notes to the condensed consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2, provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP No. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  FSP No. FAS 115-2 and FAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge’s adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) (the GAAP hierarchy).  SFAS No. 162 makes the U.S. GAAP hierarchy explicitly and directly applicable to preparers of financial statements and sets the stage for making the framework of the FASB Concepts Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the U.S. GAAP hierarchy from auditing standards, where it has resided for some time.  The SEC’s approval date was November 15, 2008.  Bunge’s adoption of SFAS No. 162 in January 2009 did not have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Bunge’s adoption of FSP No. FAS 142-3 in January 2009 did not have a material impact on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) generally requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. SFAS No. 141(R) further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and that restructuring costs that an acquirer expected but was not obligated to incur be expensed separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Bunge’s prospective adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on its condensed consolidated financial statements.

New Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS No. 168).  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, FASB will not issue new standards in the form of Statements (SFAS’s) FASB Staff Positions (FSP’s) or Emerging Issues Task Force Abstracts (EITF’s), but rather it will issue Accounting Standards Updates (ASU’s).  FASB will not consider ASU’s as authoritative in their own right as they will only serve to update the Codification, provide background information about guidance and provide the bases for conclusions on the changes in the Codification.  SFAS No. 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  Bunge expects to revise the disclosure of the U.S. GAAP source references in its financial reporting upon the adoption of SFAS No. 168.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167).  SFAS No. 167 amends the consolidation guidance that applies to all variable interest entities (VIEs) within the scope of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)) with focus on structured finance entities, as well as qualifying special-purpose entities currently outside the scope of FIN 46(R). SFAS No. 167 requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has controlling financial interest/is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise’s involvement in VIEs.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  Bunge is evaluating the impact SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No. 166).  SFAS No. 166 amends the de-recognition guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) and addresses improvements in accounting and disclosures required by SFAS No. 140.  The disclosure provisions of SFAS No. 166 are required to be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of a company’s first fiscal year that begins after November 15, 2009. Bunge is evaluating the impact SFAS No. 166 will have on its consolidated financial statements.

3.      INVENTORIES

Inventories consist of the following:

(US$ in millions)	June 30, 2009	December 31, 2008
Agribusiness – Readily marketable inventories at fair value (1)	$ 4,264	$2,619
Fertilizer (2)	1,467	1,875
Edible oils (3)	424	444
Milling (3)	112	113
Other (4)	423	602
Total	$ 6,690	$5,653

(1)                   Readily marketable inventories are agricultural commodities inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)                   Fertilizer inventories carried at lower of cost or market.

(3)                   Includes readily marketable inventories at fair value in the aggregate amount of $80 million and $122 million at June 30, 2009 and December 31, 2008, respectively.

(4)                   Agribusiness inventories carried at lower of cost or market.

4.                 OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	June 30, 2009	December 31, 2008
Prepaid commodity purchase contracts (1)	$ 381	$ 115
Secured advances to suppliers (2)	209	423
Unrealized gain on derivative contracts	1,340	1,810
Recoverable taxes (3)	474	518
Margin deposits	580	301
Marketable securities	20	14
Other	724	720
Total	$3,728	$3,901

(1)                   Prepaid commodity purchase contracts represent advance payments for obligations to producers for future delivery of specified quantities of agricultural commodities. Prepaid commodity purchase contracts are recorded at fair value based on market prices of the underlying agricultural commodities.

(2)                   Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs. These advances are strictly financial in nature. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold. In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $243 million and $253 million at June 30, 2009 and December 31, 2008, respectively, that are included in other non-current assets in the condensed consolidated balance sheets. The repayment terms of the non-current secured advances generally range from two to three years. Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $43 million and $46 million at June 30, 2009 and December 31, 2008, respectively. Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $14 million and $33 million at June 30, 2009 and December 31, 2008, respectively.  These renegotiated advances are largely collateralized by a farmer’s future crops and a mortgage on the land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $211 million and $182 million at June 30, 2009 and December 31, 2008, respectively.  The allowance for uncollectible advances totaled $54 million and $37 million at June 30, 2009 and December 31, 2008, respectively.

Interest earned on secured advances to suppliers of $9 million and $10 million for the three months ended June 30, 2009 and 2008, respectively, and $25 million and $23 million for the six months ended June 30, 2009 and 2008, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                   Bunge has an additional recoverable taxes balance of $766 million and $266 million at June 30, 2009 and December 31, 2008, respectively, which is included in other non-current assets in the condensed consolidated balance sheets. The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $128 million and $104 million at June 30, 2009 and December 31, 2008, respectively.

5.    GOODWILL

At June 30, 2009, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2008	$269	$37	$19	$325
Acquired goodwill	—	—	—	—
Allocation of acquired goodwill	—	—	—	—
Tax benefit on goodwill amortization (1)	(3)	—	—	(3)
Foreign exchange translation	52	(2)	4	54
Balance, June 30, 2009	$318	$35	$23	$376

(1)                   Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	June 30, 2009	December 31, 2008
Accrued liabilities	$1,057	$1,110
Unrealized loss on derivative contracts	1,607	1,775
Advances on sales	282	261
Other	150	115
Total	$3,096	$3,261

7.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar denominated loans in Brazil. Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. For long-term debt, see Note 8 of the notes to the condensed consolidated financial statements.  All derivative instruments and marketable securities are stated at fair value.

Adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133— Effective January 1, 2009, Bunge adopted SFAS No. 161, which amends SFAS No. 133 by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of income.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.  Bunge’s exchange traded agricultural commodity futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using

	June 30, 2009				December 31, 2008

(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

Assets:
Readily marketable inventories (Note 3)	$ —	$3,688	$656	$4,344	$—	$2,558	$183	$2,741
Unrealized gain on designated derivative contracts (4):
Interest Rate	—	8	—	8	—	12	—	12
Foreign Exchange	—	11	—	11	—	41	—	41
Freight	6	—	—	6	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	1	106	2	109	7	72	—	79
Commodities	23	908	108	1,039	9	1,259	149	1,417
Freight	1	125	—	126	—	4	269	273
Energy	7	41	7	55	—	—	—	—
Other (5)	212	7	—	219	22	11	—	33
Total assets	$250	$4,894	$773	$5,917	$38	$3,957	$601	$4,596

Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$ —	$ 8	$ —	$ 8	$—	$ 1	$ —	$ 1
Foreign Exchange	—	82	—	82	—	1	—	1
Freight	—	—	—	—	—	15	—	15
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	2	—	2	—	1	—	1
Foreign Exchange	—	212	—	212	—	31	10	41
Commodities	221	725	92	1,038	22	1,117	93	1,232
Freight	9	235	17	261	—	71	416	487
Energy	—	38	22	60	—	—	—	—
Other (5)	—	6	—	6	—	—	—	—
Total liabilities	$230	$1,308	$131	$1,669	$22	$1,237	$519	$1,778

(1)	Quoted prices in active markets for identical assets
(2)	Significant other observable inputs
(3)	Significant unobservable inputs
(4)

Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. At June 30, 2009 and December 31, 2008, $8 million and $12 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)	Other assets include primarily the fair values of treasury securities held as margin deposits. Other liabilities include ocean freight time charters.
(6)

Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. At June 30, 2009 and December 31, 2008, $51 million and $3 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

Bunge has determined that there are no credit risk related contingent features and nonrecurring non-financial assets and liabilities at June 30, 2009.

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

Readily marketable inventories—Bunge’s readily marketable commodity inventories are valued at fair value. These commodities are readily marketable, have quoted market prices and may be sold without significant additional processing. Bunge determines fair value based on quoted prices on exchange traded futures contracts with appropriate adjustments for differences in local markets where Bunge’s inventories are located. Changes in the fair values of these inventories are recognized in the condensed consolidated statements of income as a component of cost of goods sold.

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

If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories in the condensed consolidated balance sheets and condensed consolidated statements of income would differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the condensed consolidated balance sheets and condensed consolidated statements of income would differ.

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

Level 3 Derivatives—The fair values of Level 3 derivative instruments are estimated using pricing information from less active markets. Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange traded instruments where Bunge clears trades through the exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination. These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.

Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or inputs include exchange quotes and certain management estimations regarding local markets.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives, which were carried at fair value prior to the adoption of SFAS No. 157.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2009 and 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, March 31, 2009	$(102)	$367	$265
Total gains and losses (realized/unrealized) included in cost of goods sold	(95)	85	(10)
Purchases, issuances and settlements	48	204	252
Transfers in/out of Level 3	135	—	135
Balance, June 30, 2009	$ (14)	$656	$642

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, December 31, 2008	$(101)	$183	$ 82
Total gains and losses (realized/unrealized) included in cost of goods sold	61	150	211
Purchases, issuances and settlements	(78)	323	245
Transfers in/out of Level 3	104	—	104
Balance, June 30, 2009	$ (14)	$656	$642

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, March 31, 2008	$25	$174	$199
Total gains and losses (realized/unrealized) included in cost of goods sold	53	24	77
Purchases, issuances and settlements	(50)	609	559
Transfers in/out of Level 3	—	(57)	(57)
Balance, June 30, 2008	$28	$750	$778

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	97	65	162
Purchases, issuances and settlements	(176)	609	433
Transfers in/out of Level 3	—	(57)	(57)
Balance, June 30, 2008	$28	$750	$778

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that were held at June 30, 2009 and 2008:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at June 30, 2009:
Cost of goods sold	$(18)	$70	$52

Changes in unrealized gains and losses relating to assets and liabilities held at June 30, 2008:
Cost of goods sold	$11	$(1)	$10

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that were held at June 30, 2009 and 2008:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at June 30, 2009:
Cost of goods sold	$12	$114	$126

Changes in unrealized gains and losses relating to assets and liabilities held at June 30, 2008:
Cost of goods sold	$17	$1	$18

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest rate derivatives — The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.  Bunge has entered into interest rate swap agreements for the purpose of managing certain of its interest rate exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes Bunge’s outstanding interest rate swap agreements as of June 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)

Receive fixed / pay Federal Funds notional principal amount	$250	$250
Weighted average rate payable – 1.18% (1)
Weighted average rate receivable – 4.33% (2)

Receive LIBOR / pay Federal Funds notional principal amount	$375	$375
Weighted average rate payable – 0.61% (1)
Weighted average rate receivable – 0.32% (3)

(1)             Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)             Interest is receivable in arrears based on a fixed interest rate.

(3)             Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)             The interest rate swap agreements mature in 2011.

Foreign exchange derivatives — Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies.  The foreign exchange forward and option contracts are designated as cash flow hedges in accordance with SFAS No. 133.  Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries.

Bunge assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net - (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Foreign Exchange:
Options	$—	$(162)	$202	Notional
Forwards	67	(4,855)	4,364	Notional
Swaps	—	(642)	1,775	Notional

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

In addition, Bunge has cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing its currency exposure associated with its 10 billion Japanese Yen term loan due 2011. Bunge has accounted for these cross currency interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

The following table summarizes Bunge’s outstanding cross currency interest rate swap agreements as of June 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)

U.S. dollar/Yen cross currency interest rate swaps	$104	$104

(1)             The cross currency interest rate swap agreements mature in 2011.

(2)             Under the terms of the cross currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

Commodity derivatives — Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices.  Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge’s wholly-owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities.  While Bunge considers these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, the Company does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities derivative positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Agricultural Commodities
Futures	(11,482,067)	—	—	Metric Tons
Options	(580,764)	—	—	Metric Tons
Forwards	—	(17,203,855)	23,238,340	Metric Tons
Swaps	—	(2,385,807)	—	Metric Tons

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

The table below summarizes the open ocean freight positions as of June 30, 2009:

	June 30, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Ocean Freight
FFA	(9,470)	(5,927)	9,418	Hire Days
FFA Options	(794)	—	4	Hire Days

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

The table below summarizes the open energy positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Bunkers / Coal / Ethanol / Emission Credits
Futures	31,141	—	—	Metric Tons
Forwards	—	(1,751,217)	5,187,931	Metric Tons
Swaps	—	(67,190)	500	Metric Tons
Options	7,847	(220,236)	168,220	Metric Tons

Natural Gas (3)
Futures	3,220,000	—	—	MMBtus
Forwards	—	—	—	MMBtus
Swaps	—	(138)	433,824	MMBtus
Options	(7,910,000)	—	—	MMBtus

(1)             Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)             Non-exchange cleared swaps, options, and forwards are presented on a gross (short) and long position basis.

(3)             Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the six months ended June 30, 2009:

	Gain or (Loss) Recognized in Income on Derivative
	Location	Amount
(US$ in millions)

Designated Derivative Contracts
Interest Rate (1)	Interest Income/Interest Expense	$ —
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(7)
Energy (3)	Cost of goods sold	—
Total		$ (7)

Undesignated Derivative Contracts
Interest Rate	Other income (expenses) – net	$ —
Foreign Exchange	Foreign exchange gains (losses)	(99)
Foreign Exchange	Cost of goods sold	(10)
Commodities	Cost of goods sold	(178)
Freight	Cost of goods sold	34
Energy	Cost of goods sold	(11)
Total		$(264)

(1)          The gain or (loss) on the hedged items is included in interest income and interest expense, respectively, as is the offsetting gain or (loss) on the related interest rate swaps.

(2)          The gain or (loss) on the hedged items is included in foreign exchange gains (losses).

(3)          The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)

(US$ in millions)

Cash Flow Hedge:
Foreign Exchange (4)	$513	$44	Foreign exchange gains (losses)	$(32)	Foreign exchange gains (losses)	$5
Commodities (5)	65	(12)	Cost of goods sold	(1)	Cost of goods sold	1
Total	$578	$32		$(33)		$6

Net Investment Hedge (6):
Foreign Exchange	$419	$(73)	Foreign exchange gains (losses)	$ —	Foreign exchange gains (losses)	$—
Total	$419	$(73)		$ —		$—

(1)

The gain or (loss) recognized relates to the effective portion of the hedging relationship. At June 30, 2009, Bunge expects to reclassify into income in the next 12 months approximately $(13) million, $(2) million and zero of after tax losses related to its foreign exchange, commodities and net investment cash flow hedges, respectively.

(2)	The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.
(3)

The amount of gain or (loss) recognized in income is zero that is related to the ineffective portion of the hedging relationships and $6 million related to the amount excluded from the assessment of hedge effectiveness.

(4)	The foreign exchange forward contacts mature at various dates in 2009 and 2010.
(5)

The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The commodities futures contracts mature at various dates in 2009 and 2010.

(6)

Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. The swaps mature at various dates in 2010.

8.                                     SHORT- AND LONG-TERM DEBT

Revolving credit facilities —In June 2009, Bunge entered into (i) a syndicated $645 million, 364-day revolving credit agreement (the 364-day credit agreement) and (ii) a syndicated $1 billion, three-year revolving credit agreement (the three-year credit agreement and, together with the 364-day credit agreement, the credit agreements) with a number of lending institutions.  The 364-day credit agreement matures on June 2, 2010 and the three-year credit agreement matures on June 1, 2012.  The credit agreements replaced (i) the $850 million revolving credit agreement that was scheduled to mature on November 17, 2009 and (ii) the $850 million revolving credit agreement that was scheduled to mature on June 29, 2009, each of which was terminated in accordance with its respective terms on June 3, 2009.  Amounts due under the terminated credit agreements on the date of termination were repaid with the proceeds of its initial borrowings under the credit agreements.  Borrowings under the credit agreements will bear interest at LIBOR plus the applicable margin (defined below) or the alternate base rate then in effect plus the applicable margin minus 1.00%.  The margin applicable to either a LIBOR or alternate base rate borrowing will be based on the greater of (i) a per annum floor rate that varies between 2.00% and 4.50% under the 364-day credit agreement and between 3.00% and 5.50% under the three-year credit agreement, each based generally on the credit ratings of Bunge’s senior long-term unsecured debt and (ii) a per annum rate calculated as a percentage of the Markit CDX.NA.IG Series 12 five-year credit default swap index (or successor index thereof) that varies between 85% and 175% each based generally on the credit ratings of Bunge’s senior long-term unsecured debt.  Amounts under the credit agreements that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the respective credit agreement at rates ranging from 0.375% to 1.00% under the 364-day credit agreement and from 0.75% to 2.00% under the three-year credit agreement, each varying based on the credit ratings of Bunge’s senior long-term unsecured debt.

Senior notes—In June 2009, Bunge completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes), which bear interest at 8.50% per year. The senior notes will mature on June 15,

2019. The senior notes were issued by Bunge’s 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  Interest on the senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2009. Bunge used the net proceeds of this offering, of approximately $595 million, after deducting underwriters’ commissions and offering expenses, to repay outstanding indebtedness.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2009		December 31, 2008
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,215	$4,221	$3,110	$3,034

9.             RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products and fertilizer products from its unconsolidated joint ventures, which totaled $376 million and $263 million for the three months ended June 30, 2009 and 2008, respectively, and $519 million and $526 million for the six months ended June 30, 2009 and 2008, respectively. Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $191 million and $55 million for the three months ended June 30, 2009 and 2008, respectively, and $319 million and $109 million for the six months ended June 30, 2009 and 2008.  Bunge believes these transactions are recorded at values similar to those with third parties.

10.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended June 30,		Foreign-Pension Benefits Three Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$ 3	$ 3	$ 1	$ 1
Interest cost	6	5	9	9
Expected return on plan assets	(6)	(5)	(10)	(10)
Recognized prior service cost	1	—	—	1
Recognized net loss	—	—	(1)	—
Net periodic benefit cost	$ 4	$ 3	$ (1)	$ 1

	U.S.-Pension Benefits Six Months Ended June 30,		Foreign-Pension Benefits Six Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$ 6	$ 6	$ 2	$ 2
Interest cost	11	10	18	18
Expected return on plan assets	(11)	(10)	(19)	(19)
Recognized prior service cost	1	1	—	1
Recognized net gain (loss)	1	—	(2)	—
Net periodic benefit cost	$ 8	$ 7	$ (1)	$ 2

	U.S.- Postretirement Benefits Three Months Ended June 30,		Foreign- Postretirement Benefits Three Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$—	$—	$—	$ 1
Interest cost	1	1	2	—
Recognized net loss	—	—	—	—
Net periodic benefit cost	$ 1	$ 1	$ 2	$ 1

	U.S.- Postretirement Benefits Six Months Ended June 30,		Foreign- Postretirement Benefits Six Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$—	$—	$—	$ 1
Interest cost	1	1	4	1
Recognized net loss	—	—	—	—
Net periodic benefit cost	$ 1	$ 1	$ 4	$ 2

In the six months ended June 30, 2009, Bunge made contributions to its U.S. defined benefit pension plans totaling approximately $28 million and to its foreign defined benefit pension plans totaling approximately $4 million.  In the six months ended June 30, 2008, Bunge made contributions totaling approximately $6 million to its U.S. defined benefit pension plans and approximately $4 million to its foreign defined benefit pension plans.

In the six months ended June 30, 2009, Bunge made contributions totaling approximately $1 million and $3 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the six months ended June 30, 2008, Bunge made contributions totaling approximately $1 million and $2 million to its U.S. and to its foreign postretirement benefit plans, respectively.

11.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at June 30, 2009 and December 31, 2008 are the following accrued liabilities:

(US$ in millions)	June 30, 2009	December 31, 2008
Tax claims	$138	$156
Labor claims	93	78
Civil and other claims	107	97
Total	$338	$331

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

Civil and Other— The civil and other claims relate to various disputes with suppliers, customers and other third parties.

Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$150
Unconsolidated affiliates financing (2)	45
Total	$195

(1)                   Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2009, Bunge had approximately $96 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements.  The fair value of these guarantees at June 30, 2009 was not significant.

(2)                   In March 2009, Bunge issued a guarantee to a financial institution related to a loan made to one of its U.S. biofuels joint ventures.  The term of the guarantee is 18 months, which is equal to the term of the related financing.  In the event that the joint venture should default on its loan repayment, Bunge has provided cash collateral of $28 million to the financial institution as security.  Bunge will be issued additional ownership interests in the joint venture if the collateral is used to repay this loan.  As of June 30, 2009, Bunge has recorded this collateral as restricted cash in other non-current assets in its condensed consolidated balance sheets.  The fair value of these guarantees at June 30, 2009 was not significant.

In addition, prior to January 1, 2003, Bunge issued guarantees to certain financial institutions related to debt of its unconsolidated joint ventures in Argentina, which are its unconsolidated affiliates.  The terms of the guarantees are equal to the terms of the related financings, with maturity dates ranging from 2009 to 2012.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  The fair value of these guarantees at June 30, 2009 was not significant.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2009, debt with a carrying amount of $4,265 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Also, one of Bunge’s subsidiaries has provided a guarantee of indebtedness of one of its subsidiaries.  The total debt outstanding as of June 30, 2009 was $83 million and was recorded as long-term debt in Bunge’s condensed consolidated balance sheet.

12.          COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Net income	$322	$860	$146	$1,182
Other comprehensive (loss) income:
Foreign exchange translation adjustment, net of tax expense	785	494	697	600
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax expense of $(4), $(12) (2009) and $(13), $(13) (2008)	18	22	32	27
Unrealized gains (losses) on investments, net of tax of $(1), $(1) (2009) and $1, $2 (2008)	2	(1)	2	(5)
Reclassification of realized net losses (gains) to net income, net of tax of $19, $18 (2009) and $(3), $(7) (2008)	32	(5)	31	(11)
Pension adjustment, net of tax benefit of $5	—	—	(10)	—
Total comprehensive income	1,159	1,370	898	1,793
Less: Comprehensive income attributable to noncontrolling interest	(120)	(164)	(121)	(222)
Total comprehensive income attributable to Bunge	$1,039	$1,206	$777	$1,571

13.          EARNINGS PER COMMON SHARE

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

Bunge has 862,455 mandatory convertible preference shares outstanding as of June 30, 2009. Each mandatory convertible preference share has a liquidation preference of $1,000 per share. On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2246 and 9.7051 of Bunge Limited common shares, subject to certain specified anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2246, subject to certain specified anti-dilution adjustments (which represents 7,093,347 Bunge Limited common shares as of June 30, 2009).

In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of June 30, 2009.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option into approximately 1.0861 Bunge Limited common shares based on a conversion price of $92.0704 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,494,090 Bunge Limited common shares as of June 30, 2009).

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2009	2008	2009	2008
Net income attributable to Bunge	$313	$751	$118	$1,040
Convertible preference share dividends	(20)	(20)	(39)	(39)
Net income available to common shareholders	$293	$731	$79	$1,001
Weighted average number of common shares outstanding:
Basic	122,026,034	121,564,112	121,878,864	121,431,957
Effect of dilutive shares:
–Stock options and awards	962,578	1,651,690	1,040,863	1,581,430
–Convertible preference shares	14,587,437	14,572,628	—	14,572,628
Diluted (1)	137,576,049	137,788,430	122,919,727	137,586,015
Earnings per common share:
Basic	$2.40	$6.01	$0.65	$8.24
Diluted	$2.28	$5.45	$0.64	$7.56

(1)           Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2009.  Approximately 14,587,437 weighted average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the six months ended June 30, 2009.  Approximately 1 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2008, respectively.

14.     TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

In the six months ended June 30, 2009, certain third party investors in a private investment fund consolidated by Bunge redeemed their shares in the fund.  The shares were valued at $43 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund.  Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund.  This transaction resulted in Bunge’s ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at June 30, 2009.

During the six months ended June 30, 2009, certain of Bunge’s Brazilian subsidiaries, which are primarily involved in its sugar business, received approximately $36 million in capital contributions from noncontrolling interests.  Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

In the second quarter of 2009, Bunge entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S.  Bunge has a 51% controlling interest in the joint venture.  Bunge received $9 million of capital contributions from the noncontrolling interests, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

In the six months ended June 30, 2008, Bunge recorded a capital contribution of $13 million in additional paid-in capital as a result of a final purchase price adjustment relating to the merger of its subsidiaries in Poland. In the merger, Bunge exchanged 18% of the stock of one of its subsidiaries for additional ownership interests in certain non-wholly owned subsidiaries and affiliates, resulting in consolidation of all of these entities by Bunge.

15.          SEGMENT INFORMATION

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

Operating Segment Information

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other(1)	Total
Three Months Ended June 30, 2009
Net sales to external customers	$8,304	$841	$1,472	$377	$ —	$10,994
Inter–segment revenues	817	2	41	4	(864)	—
Gross profit (loss)	505	(212)	83	36	—	412
Foreign exchange gains (losses)	138	183	(1)	—	—	320
Equity in earnings of affiliates	1	1	2	1	—	5
Noncontrolling interest	(3)	(5)	—	—	(1)	(9)
Other income (expense) - net	4	(2)	(3)	—	—	(1)
Segment EBIT (2)	448	(53)	10	14	—	419
Depreciation, depletion and amortization	(49)	(34)	(17)	(5)	—	(105)

Three Months Ended June 30, 2008
Net sales to external customers	$9,879	$1,785	$2,250	$451	$ —	$14,365
Inter–segment revenues	2,541	78	7	(4)	(2,622)	—
Gross profit	745	521	105	80	—	1,451
Foreign exchange gains	165	92	1	—	—	258
Equity in earnings of affiliates	(7)	3	(6)	3	—	(7)
Noncontrolling interest	(21)	(132)	(2)	—	46	(109)
Other income (expense) - net	(21)	(1)	13	—	—	(9)
Segment EBIT (2)	614	393	15	56	—	1,078
Depreciation, depletion and amortization	(51)	(44)	(20)	(4)	—	(119)

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other(1)	Total
Six Months Ended
June 30, 2009
Net sales to external customers	$14,937	$1,540	$2,962	$753	$ —	$20,192
Inter–segment revenues	1,710	11	73	16	(1,810)	—
Gross profit (loss)	718	(405)	162	72	—	547
Foreign exchange gains (losses)	118	186	(3)	—	—	301
Equity in earnings of affiliates	(6)	1	14	2	—	11
Noncontrolling interest	(10)	(18)	(4)	—	4	(28)
Other income (expense) - net	—	(4)	(4)	—	—	(8)
Segment EBIT (2)	466	(315)	32	33	—	216
Depreciation, depletion and amortization	(91)	(66)	(34)	(9)	—	(200)
Six Months Ended June 30, 2008
Net sales to external customers	$18,742	$2,976	$4,179	$937	$ —	$26,834
Inter–segment revenues	4,496	134	59	3	(4,692)	—
Gross profit	1,209	771	222	116	—	2,318
Foreign exchange gains	159	101	5	—	—	265
Equity in earnings of affiliates	2	4	5	2	—	13
Noncontrolling interest	(17)	(182)	(3)	—	60	(142)
Other income (expense) - net	(21)	(3)	12	—	—	(12)
Segment EBIT (2)	865	526	65	64	—	1,520
Depreciation, depletion and amortization	(96)	(86)	(36)	(9)	—	(227)

(1)             Includes noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)             Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$419	$1,078	$216	$1,520
Interest income	40	54	76	102
Interest expense	(66)	(90)	(133)	(188)
Income tax expense	(79)	(337)	(45)	(454)
Noncontrolling interest share of interest and tax	(1)	46	4	60
Net income attributable to Bunge	$313	$751	$118	$1,040

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance: changes in governmental policies and laws affecting our business, including agricultural and trade policies, as well as tax regulations and biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; and other factors affecting our business generally.

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

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2009 Overview

Agribusiness segment earnings before interest and taxes (EBIT) for the second quarter of 2009 were strong but lower than the same period last year.  Results benefited from strong margins around the world, driven primarily by strong demand from China and reduced supply of agricultural commodities due to weather problems in South America that impacted the Argentine soybean crop.  Risk management strategies worked well during a period of price volatility for agricultural commodities and commodity products.

Fertilizer segment EBIT for the second quarter of 2009 was significantly lower than the same period last year due to lower sales prices as a result of declines in international fertilizer prices, high cost inventories and lower volume.  Retail volumes were down significantly as farmers followed historical fertilizer purchasing patterns compared to higher than normal volumes in the prior period.  Second quarter 2008 volumes were exceptionally high as a result of favorable agricultural commodity prices and concerns about increasing crop input costs, which encouraged farmers to purchase crop inputs for soybean and corn plantings in the second quarter of 2008 rather than in the second half of that year when these purchases are more typically made. In addition, results for the second quarter of 2009 include a lower of cost or market inventory write-down of $121 million as a result of declines in international fertilizer prices during the quarter.

Edible oil products segment EBIT for the second quarter of 2009 was lower than the same period last year primarily due to a $14 million non-operating gain on a land sale in North America in the second quarter of 2008.  Excluding this gain, results for the quarter increased from the second quarter of 2008 due to improved results in Europe and North America, partially offset by weaker results in Brazil as a result of a highly competitive environment.

Milling products segment EBIT for the second quarter of 2009 decreased from the same period of last year as strong volumes were more than offset by weaker margins.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

(US$ in millions, except	Three Months Ended June 30,			Six Months Ended June 30,
volumes and percentages)	2009	2008	Change	2009	2008	Change
Volumes (in thousands of metric tons):
Agribusiness	33,597	30,906	9%	61,230	56,818	8%
Fertilizer	2,426	3,000	(19)%	4,487	5,666	(21)%
Edible oil products	1,382	1,438	(4)%	2,776	2,829	(2)%
Milling products	1,100	974	13%	2,263	1,968	15%
Total	38,505	36,318	6%	70,756	67,281	5%
Net sales:
Agribusiness	$8,304	$9,879	(16)%	$14,937	$18,742	(20)%
Fertilizer	841	1,785	(53)%	1,540	2,976	(48)%
Edible oil products	1,472	2,250	(35)%	2,962	4,179	(29)%
Milling products	377	451	(16)%	753	937	(20)%
Total	$10,994	$14,365	(23)%	$20,192	$26,834	(25)%
Cost of goods sold:
Agribusiness	$(7,799)	$(9,134)	(15)%	$(14,219)	$(17,533)	(19)%
Fertilizer	(1,053)	(1,264)	(17)%	(1,945)	(2,205)	(12)%
Edible oil products	(1,389)	(2,145)	(35)%	(2,800)	(3,957)	(29)%
Milling products	(341)	(371)	(8)%	(681)	(821)	(17)%
Total	$(10,582)	$(12,914)	(18)%	$(19,645)	$(24,516)	(20)%
Gross profit:
Agribusiness	$505	$745	(32)%	$718	$1,209	(41)%
Fertilizer	(212)	521	(141)%	(405)	771	(153)%
Edible oil products	83	105	(21)%	162	222	(27)%
Milling products	36	80	(55)%	72	116	(38)%
Total	$412	$1,451	(72)%	$547	$2,318	(76)%
Selling, general and administrative expenses:
Agribusiness	$(197)	$(247)	(20)%	$(354)	$(467)	(24)%
Fertilizer	(18)	(90)	(80)%	(75)	(165)	(55)%
Edible oil products	(71)	(96)	(26)%	(133)	(176)	(24)%
Milling products	(23)	(27)	(15)%	(41)	(54)	(24)%
Total	$(309)	$(460)	(33)%	$(603)	$(862)	(30)%

(US$ in millions, except	Three Months Ended June 30,			Six Months Ended June 30,
volumes and percentages)	2009	2008	Change	2009	2008	Change
Foreign exchange gains (losses):
Agribusiness	$138	$165		$118	$159
Fertilizer	183	92		186	101
Edible oil products	(1)	1		(3)	5
Milling products	–	–		–	–
Total	$320	$258		$301	$265
Equity in earnings of affiliates:
Agribusiness	$1	$(7)	114%	$(6)	$2	(400)%
Fertilizer	1	3	(67)%	1	4	(75)%
Edible oil products	2	(6)	133%	14	5	180%
Milling products	1	3	(67)%	2	2	–%
Total	$5	$(7)	171%	$11	$13	(15)%
Noncontrolling interest:
Agribusiness	$(3)	$(21)	(86)%	$(10)	$(17)	(41)%
Fertilizer	(5)	(132)	(96)%	(18)	(182)	(90)%
Edible oil products	–	(2)	(100)%	(4)	(3)	33%
Milling products	–	–	–%	–	–	–%
Total	$(8)	$(155)	(95)%	$(32)	$(202)	(84)%
Other income (expense):
Agribusiness	$4	$(21)		$–	$(21)
Fertilizer	(2)	(1)		(4)	(3)
Edible oil products	(3)	13		(4)	12
Milling products	–	–		–	–
Total	$(1)	$(9)		$(8)	$(12)
Segment earnings before interest and tax:
Agribusiness	$448	$614	(27)%	$466	$865	(46)%
Fertilizer	(53)	393	(113)%	(315)	526	(160)%
Edible oil products	10	15	(33)%	32	65	(51)%
Milling products	14	56	(75)%	33	64	(48)%
Total (1)	$419	$1,078	(61)%	$216	$1,520	(86)%
Depreciation, depletion and amortization:
Agribusiness	$(49)	$(51)	(4)%	$(91)	$(96)	(5)%
Fertilizer	(34)	(44)	(23)%	(66)	(86)	(23)%
Edible oil products	(17)	(20)	(15)%	(34)	(36)	(6)%
Milling products	(5)	(4)	25%	(9)	(9)	–%
Total	$(105)	$(119)	(12)%	$(200)	$(227)	(12)%

(1)           Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2009	2008	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment earnings before interest and tax	$419	$1,078	$216	$1,520
Interest income	40	54	76	102
Interest expense	(66)	(90)	(133)	(188)
Income tax expense	(79)	(337)	(45)	(454)
Noncontrolling interest share of interest and tax	(1)	46	4	60
Net income	$313	$751	$118	$1,040

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Agribusiness Segment.  Agribusiness segment net sales decreased 16% primarily due to lower agricultural commodity prices for most agricultural commodities and commodity products in our portfolio when compared to historically high prices experienced during the second quarter of 2008.  Volumes increased 9% largely driven by higher grain origination and distribution volumes primarily in Europe as well as increases in sugar merchandising and oilseed processing volumes primarily in Europe and Asia reflecting our expansion in these high growth areas.  These increases more than offset lower volumes in our oilseed distribution business.

Cost of goods sold decreased 15% primarily due to lower agricultural commodity prices and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars primarily in Brazil.  Cost of goods sold for the three months ended June 30, 2008 included a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit decreased 32% for the three months ended June 30, 2009 when compared with the second quarter of 2008.  Excluding the $117 million credit discussed above, gross profit decreased 20%, primarily as a result of lower oilseed processing margins when compared to very strong margins in 2008.

SG&A expenses decreased 20% primarily due to lower employee variable compensation related costs and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Foreign exchange gains declined 16% compared to last year due primarily to a lower net U.S. dollar monetary liability position funding Brazilian real denominated inventories, which resulted from lower commodity prices.  This was partially offset by the 19% appreciation of the Brazilian real during the second quarter of 2009 compared to appreciation of 10% in the same period of 2008.  Foreign exchange gains were offset by inventory mark-to-market adjustments, which were included in cost of goods sold.

Equity in earnings of affiliates was slightly positive in the second quarter of 2009, compared to a negative $7 million in the second quarter of 2008, primarily as a result of start up losses incurred during the prior period at one of our North American biofuel joint ventures that became operational in June 2008.

Noncontrolling interest decreased by 86% due to lower results in non-wholly owned subsidiaries, primarily our Polish subsidiary and a private investment fund.

Other income for the second quarter of 2009 was $4 million, compared with other expense of $21 million last year.  A provision of $19 million was included in other expenses for the second quarter of 2008 relating to an adverse ruling with respect to a Brazilian social security claim against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT decreased by $166 million in the three months ended June 30, 2009 to $448 million from $614 million in the three months ended June 30, 2008, primarily due to the lower 2009 gross profit.  Included in EBIT for the second quarter of 2008 was a $117 million Brazilian transactional tax credit discussed above.

Fertilizer Segment.  Fertilizer segment net sales declined by 53% in the three months ended June 30, 2009 compared to the same period of 2008 as international fertilizer prices continued to decline from the historically high prices experienced in the first half of last year.  In addition, volumes declined 19% as purchasing patterns of soybean farmers returned to more historical norms.

Retail volumes in the second quarter of 2008 were unusually strong as farmers made purchases well in advance of expected plantings due to favorable agricultural commodity prices and concerns about increasing crop input costs.

Cost of goods sold decreased by 17%, primarily due to lower sales volumes and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars compared to the second quarter of 2008.  These factors were largely offset by high raw material costs during the second quarter 2009 and by a $121 million lower of cost or market adjustment to inventories as a result of the declines in international fertilizer prices.

Gross profit decreased by 141% primarily as a result of lower sales volumes and high cost inventories in a period of declining fertilizer sales prices in 2009 compared with robust sales volumes and lower cost inventories in 2008 when fertilizer sales prices were rising.  Gross profit for 2009 was also impacted by the $121 million of lower of cost or market adjustments to inventories during the second quarter.

SG&A decreased by 80% due to lower employee variable compensation related costs and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, SG&A for the second quarter 2009 included the reversal of a $32 million transactional tax provision due to a change in Brazilian law.

Foreign exchange gains were $183 million during the second quarter of 2009 compared to gains of $92 million during the same period of last year, related primarily to U.S. dollar-denominated monetary liabilities funding Brazilian real denominated fertilizer inventories.  These gains were largely offset in cost of goods sold during the quarter as higher-cost inventories were sold, and also through the foreign exchange impact included in the lower-of-cost-or-market adjustments to inventories.

Equity in earnings of affiliates was $1 million in the second quarter of 2009 compared to $3 million in the second quarter of 2008 due to lower results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Noncontrolling interest decreased by 96% due to lower earnings at Fosfertil compared to the second quarter of 2008.

Segment EBIT decreased by 113% primarily as a result of the lower gross profit, which was impacted by reduced sales volumes, high cost inventories in a declining international fertilizer price environment and the $121 million lower of cost or market adjustment to inventories discussed above.  These declines were only partially offset by higher foreign exchange gains and lower SG&A.

Edible Oil Products Segment.  Edible oil products segment net sales for the second quarter of 2009 decreased by 35% from the same period last year.  The decrease was primarily driven by lower average selling prices as a result of lower crude vegetable oil prices.  In addition, volumes decreased by 4%, which was primarily due to the highly competitive environment in Brazil.

Cost of goods sold decreased by 35% primarily due to lower crude vegetable oil prices and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, lower volumes during the second quarter of 2009 also contributed to a decrease in cost of goods sold.

Gross profit decreased 21% as a result of lower average selling prices and lower volumes, primarily in Brazil, which pressured margins.

SG&A expenses decreased by 26%, primarily due to lower employee variable compensation related costs and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Equity in earnings of affiliates increased to $2 million in the second quarter of 2009 from losses of $6 million in the second quarter of 2008 primarily due to improved results at Saipol, our joint venture engaged in the sale of branded bottled oil, which reported losses in the second quarter of 2008.

Noncontrolling interest increased due to higher results in non wholly-owned subsidiaries primarily in Europe.

Other income (expense) for the second quarter of 2009 was $3 million of expense compared to $13 million of income in the same period last year.  The income in the second quarter of 2008 resulted from a $14 million gain on a land sale in North America.

Segment EBIT decreased to $10 million in the second quarter of 2009 from $15 million in the same quarter of last year.  Excluding the $14 million gain from the land sale mentioned above, segment EBIT increased by $9 million.  This increase is primarily the result of the $8 million increase in equity in earnings of affiliates, offset partially by the impact of lower volumes and margins, primarily in Brazil.

Milling Products Segment.  Milling products segment net sales decreased by 16% due to lower average selling prices of wheat and corn related products, partially offset by a 13% increase in sales volumes.

Cost of goods sold for the second quarter 2009 decreased by 8% from the same period last year.  Cost of goods sold for the three months ended June 30, 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.  Excluding this credit, cost of sales decreased by 11% due to lower prices of corn and wheat raw materials as commodity prices declined from the historically high levels experienced last year.  These reductions in raw material prices were partially offset by increased sales volumes and the beneficial impact on wheat milling operations of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Gross profit decreased by 55% as a result of lower wheat milling margins when compared to strong margins in the second quarter of 2008 which benefitted from low cost inventories in a period of rising prices. The three months ended June 30, 2008 included an $11 million credit as discussed above.

SG&A decreased by 15% primarily due to the beneficial impact on wheat milling operations of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Segment EBIT decreased to $14 million from $56 million for the second quarter of 2008 primarily as a result of lower gross profit and the $11 million transactional tax credit in Brazil included in the second quarter of 2008.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$40	$54	(26)%
Interest expense	(66)	(90)	(27)%

Interest income decreased 26% primarily due to lower average interest rates and lower average interest bearing cash balances relating largely to lower sales.  Interest expense decreased 27% due to lower average interest rates and lower average borrowings resulting from lower working capital requirements as a result of lower commodity prices.

Income Tax Expense.  Income tax expense decreased $258 million to $79 million in the three months ended June 30, 2009 from $337 million in the three months ended June 30, 2008.  The effective tax rate for the three months ended June 30, 2009 was 20%, compared to 28% for the three months ended June 30, 2008.  The decrease in the effective tax rate related primarily to lower earnings in higher tax jurisdictions, particularly Brazil.

Net Income Attributable to Bunge.  Net income attributable to Bunge decreased $438 million to $313 million in the three months ended June 30, 2009 from $751 million in the three months ended June 30, 2008, as a result of lower EBIT in all segments as a result of the factors described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Agribusiness Segment.  Agribusiness segment net sales decreased by 20% due to lower commodity prices compared to historically high market prices for most agricultural commodities and commodity products in our portfolio during the first half of 2008.  Volumes increased 8% largely driven by higher grain origination and distribution volumes mainly in Europe, as well as increases in sugar merchandising and oilseed processing volumes primarily in Europe and Asia reflecting our investments to expand in these high growth areas.  These increases more than offset lower volumes in the oilseed distribution business.

Cost of goods sold decreased by 19% due to lower commodity prices and the beneficial impact of the stronger U.S. dollar on foreign local currency costs of subsidiaries when translated into U.S. dollars primarily in Brazil.  Cost of goods sold for the second quarter of 2008 included a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit decreased by 41% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.  Excluding the 2008 transactional tax credit mentioned above, gross profit declined 34% primarily due to lower margins in our oilseed processing operations.

SG&A decreased by 24% primarily due to lower employee variable compensation related costs, the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars and lower bad debt provisions.  The six months ended June 30, 2008 included a bad debt provision of $31 million related to advances to farmers in Paraguay.

Foreign exchange gains were below last year due to the lower net U.S. dollar monetary liability position funding Brazilian real denominated inventories, which resulted from lower commodity prices.  This was partially offset by appreciation of the Brazilian real by 20% during the six months ended June 30, 2009 compared to an appreciation of 11% in the same six-month period last year.  Foreign exchange gains and losses are offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates was a loss of $6 million in the six months ended June 30, 2009, primarily due to weak results in a North American biofuel joint venture.  Equity in earnings of affiliates in the first six months of 2008 related primarily to strong results in Diester Industries International, our European biofuel joint venture.

Noncontrolling interest decreased 41% due to lower results in non-wholly owned subsidiaries.

There were no amounts reported in other operating income (expense) for the six months ended June 30, 2009.  Other expense for the six months ended June 30, 2008 was $21 million and included a provision of $19 million for an adverse ruling received during the quarter related to a Brazilian social security claim against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT decreased to $466 million from $865 million last year primarily as a result of lower margins across most of our agribusiness operations when compared with exceptionally strong margins in the first half of 2008.  Additionally, the six months ended June 30, 2008 included a credit of $117 million related to certain Brazilian transactional taxes.

Fertilizer Segment.  Fertilizer segment net sales decreased by 48% primarily due to both lower domestic and international fertilizer prices and volumes.  Fertilizer prices in Brazil are determined by reference to international prices.  However, in the first quarter of 2009, fertilizer sales prices in Brazil were further impacted as local competitors reduced selling prices in order to liquidate inventories in a tight credit environment.  Sales volumes decreased by 21% compared to the same period last year as farmer purchasing patterns returned to more historical norms from the early purchases seen in the first half of 2008 when commodity prices were strong and crop input costs were steadily increasing.

Cost of goods sold decreased by 12% primarily due to lower sales volumes and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars compared to the six months ended June 30, 2008.  These factors were largely offset by higher raw material costs as domestic and international fertilizer prices declined during the first half of 2009 and by inventory valuation write-downs of $185 million during the period.

Gross profit decreased by 153% due to lower volumes and declining sales prices relative to high cost raw material inventories.

SG&A expenses decreased 55%, primarily as a result of lower employee variable compensation related costs and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, SG&A expenses for the first half of 2009 included a $32 million reversal of a transactional tax provision due to a Brazilian law change.

Foreign exchange gains were $186 million for the six months ended June 30, 2009 compared to gains of $101 million for the same period last year due to higher U.S. dollar-denominated monetary liabilities funding Brazilian real denominated fertilizer inventories.  These gains were largely offset in gross margin during the first half of 2009 as higher-cost inventories were sold and also through the foreign exchange impact included in the lower-of-cost-or-market adjustments to inventories.

Equity in earnings of affiliates was $1 million in the six months ended June 30, 2008 compared to $4 million in the same period of 2008 due to lower results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Noncontrolling interest decreased 90% due to lower earnings at Fosfertil compared to the exceptionally strong first half of 2008.

Segment EBIT decreased by 160% primarily as a result of lower gross profit, which was only partially offset by lower SG&A.  Foreign exchange gains largely offset the negative impact on gross profit of higher local currency costs when translated into U.S. dollars.

Edible Oil Products Segment.  Edible oil products segment net sales decreased by 29% mainly due to lower average selling prices as a result of lower crude vegetable oil prices.  Volumes decreased by 2% largely driven by lower sales volumes in Brazil resulting from a highly competitive environment.

Cost of goods sold also decreased by 29% as a result of lower crude vegetable oil prices and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Gross profit decreased by 27% as a result of lower volumes and weaker margins, primarily in Brazil.

SG&A decreased by 24% primarily due to lower employee variable compensation related costs and the beneficial effect of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Foreign exchange losses of $3 million related to net U.S. dollar denominated monetary liabilities in Brazilian real and euro functional currency subsidiaries.  For the second half of 2008, foreign exchange gains of $5 million resulted from the weaker U.S. dollar during that period.

Equity in earnings of affiliates increased by 180% to $14 million compared to $5 million for the six months ended June 30, 2008, due to improvements in earnings at Saipol, which experienced losses in the first half of 2008.

Noncontrolling interest increased due to improved results in non-wholly owned subsidiaries primarily in Europe.

Other expense was $4 million for the first half of 2009 compared to other income of $12 million for the same period of 2008, which included a $14 million gain on a land sale in North America.

Segment EBIT decreased to $32 million from $65 million last year primarily due to lower gross profit that was only partially offset by lower SG&A.  The six months ended June 30, 2008 included a $14 million gain on the land sale in North America.

Milling Products Segment.  Milling products segment net sales decreased by 20% primarily due to lower average prices of wheat and corn and related products.  This more than offset a 15% increase in volumes driven by both wheat and corn.

Cost of goods sold decreased by 17% driven by lower raw material costs and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  This was partially offset by increased volumes.  The six months ended June 30, 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit decreased by 38%.  Excluding the $11 million transactional tax credit in Brazil in the first half of 2008, gross profit decreased by 31%, due to lower margins, primarily in wheat milling where 2008 results benefited from lower inventory costs relative to a rising price environment.

SG&A decreased by 24% primarily due to the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Segment EBIT decreased to $33 million from $64 million last year mainly as a consequence of lower wheat margins and the $11 million transactional tax credit in Brazil in the first half of 2008.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended June 30,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$76	$102	(25)%
Interest expense	(133)	(188)	(29)%

Interest income decreased 25% primarily due to lower average interest rates and lower average interest bearing cash balances relating largely to lower sales.  Interest expense decreased 29% due to lower average interest rates and lower average borrowings resulting from lower working capital requirements as a result of decreased commodity prices.

Income Tax Expense.  Income tax expense decreased $409 million to $45 million in the six months ended June 30, 2009 from $454 million in the six months ended June 30, 2008.  The decrease was the result of lower pre-tax earnings.  The effective tax rate for the six months ended June 30, 2009 was 25%, compared to 28% for the six months ended June 30, 2008.  The decrease related primarily to lower earnings in higher tax jurisdictions, particularly Brazil.

Net Income Attributable to Bunge.  Net income attributable to Bunge decreased $922 million to $118 million in the six months ended June 30, 2009 from $1,040 million in the six months ended June 30, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Liquidity

Our primary financial objective is to maintain sufficient liquidity, balance sheet strength and financial flexibility to fund the requirements of our business efficiently. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various revolving credit facilities and, to a lesser extent, term loans, as well as proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt. In May 2009, we entered into an agreement to acquire the margarine businesses of Raisio plc for approximately 80 million euros to expand our food and ingredients business in Europe. The transaction is subject to regulatory approvals and is expected to close in the second half of 2009. In June 2009, we entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S. We have a 51% interest in the joint venture.

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.69 and 1.63 at June 30, 2009 and December 31, 2008, respectively.

Cash and Cash Equivalents.  Cash and cash equivalents were $489 million at June 30, 2009 and $1,004 million at December 31, 2008. Of these amounts, $206 million and $574 million, respectively, was held at Fosfertil, our non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Fosfertil’s cash and cash equivalents are generally not available to other Bunge companies until a cash dividend distribution is made by Fosfertil.

Readily Marketable Inventories.  Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms such as soybeans, soybean meal, soybean oil, corn and wheat. Readily marketable inventories of $4,264 million at June 30, 2009 and $2,619 million at December 31, 2008 were included in our agribusiness segment inventories for each period.  In addition, readily marketable inventories at fair value in the aggregate amount of $80 million and $122 million were included in our edible oil products and milling products segment inventories at June 30, 2009 and December 31, 2008, respectively.  We recorded interest expense on debt financing readily marketable inventories of $21 million and $33 million in the three months ended June 30, 2009 and 2008, respectively, and $28 million and $63 million in the six months ended June 30, 2009 and 2008, respectively.

Financing Arrangements and Outstanding Indebtedness.  We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100%-owned finance subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities.  At June 30, 2009, we had approximately $3,452 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,577 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2009	June 30, 2009	December 31, 2008
			(US$ in millions)
Commercial Paper (1)	2012	$ 575	$205	$—
Short-Term Revolving Credit Facilities	2010	645	125	—
Long-Term Revolving Credit Facilities (2)(3)	2010-2012	2,232	545	—
Total		$3,452	$875	$—

(1)            In June 2009, the available amount under our commercial paper program was reduced to $575 million from $600 million.

(2)            Borrowings under the revolving credit facilities that have maturities greater than one year from the date of the consolidated balance sheets are classified as long-term debt, consistent with the long-term maturity of the underlying facilities. However, individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each such individual borrowing matures.

(3)            During 2008, one participant bank with a commitment of $18 million in a $650 million syndicated revolving credit facility maturing in 2011 was placed into state receivership, and as a result, total availability shown under this credit facility has been reduced by the bank’s commitment amount.

Our commercial paper program is supported by committed back-up bank credit lines equal to the amount of the commercial paper program (we refer to such back-up bank credit lines as the liquidity facility) provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services.  In June 2009, the short-term credit rating of one participant lending institution with a $25 million lending commitment the liquidity facility was lowered by Standard & Poors below A-1 and accordingly this lending institution has been removed from the liquidity facility.  As a result, the liquidity facility, and consequently, our commercial paper program have been reduced to $575 million from $600 million.  The liquidity facility, which matures in June 2012, permits us, at our option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At June 30, 2009, we had $205 million of commercial paper outstanding.

Also in June 2009, we entered into (i) a syndicated $645 million, 364-day revolving credit agreement (the 364-day credit agreement) and (ii) a syndicated $1 billion, three-year revolving credit agreement (the three-year credit agreement and, together with the 364-day credit agreement, the credit agreements) with a number of lending institutions.  The 364-day credit agreement matures on June 2, 2010 and the three-year credit agreement matures on June 1, 2012.  The credit agreements replaced (i) the $850 million revolving credit agreement that was scheduled to mature on November 17, 2009 and (ii) the $850 million revolving credit agreement that was scheduled to mature on June 29, 2009, each of which was terminated in accordance with its respective terms on June 3, 2009.  Amounts due under the terminated credit agreements on the date of termination were repaid with the proceeds of its initial borrowings under the credit agreements.  Borrowings under the credit agreements will bear interest at LIBOR plus the applicable margin (defined below) or the alternate base rate then in effect plus the applicable margin minus 1.00%.  The margin applicable to either a LIBOR or alternate base rate borrowing will be based on the greater of (i) a per annum floor rate that varies between 2.00% and 4.50% under the 364-day credit agreement and between 3.00% and 5.50% under the three-year credit agreement, each based generally on the credit ratings of our senior long-term unsecured debt and (ii) a per annum rate calculated as a percentage of the Markit CDX.NA.IG Series 12 five-year credit default swap index (or successor index thereof) that varies between 85% and 175% each based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreements that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the respective credit agreement at rates ranging from 0.375% to 1.00% under the 364-day credit agreement and from 0.75% to 2.00% under the three-year credit agreement, each varying based on the credit ratings of our senior long-term unsecured debt.

In addition to the committed facilities discussed above, from time to time, we also enter into uncommitted short-term credit lines as necessary based on our liquidity requirements. At June 30, 2009 and December 31, 2008, $200 million and $50 million, respectively, was outstanding under such short-term credit lines. These short-term credit lines are included in short-term debt in our condensed consolidated balance sheets.

Our $600 million three-year revolving credit facility is scheduled to mature in January 2010. We intend to renew this facility on or prior to its maturity date.  Depending on condition in the credit markets at the time of the renewal, we may face increased borrowing spreads as well as higher bank fees in connection with this renewal.

In June 2009, we completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes) bearing interest at 8.50% per annum maturing on June 15, 2019. The senior notes were issued by our 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  Interest on the senior notes due 2019 is payable semi-annually in arrears in June and December of each year, commencing in December 2009. We used the net proceeds from this offering of approximately $595 million, after deducting underwriters’ commissions and offering expenses, to repay outstanding indebtedness.

Short-and Long-Term Debt.  Our short- and long-term debt increased by $1,667 million at June 30, 2009 from December 31, 2008, primarily due to increased working capital resulting from higher inventories in our agribusiness segment and reduced accounts payable in our fertilizer segment.

The following table summarizes our short- and long-term indebtedness at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(US$ in millions)	2009	2008
Short-term debt:
Short-term debt (1)	$ 1,035	$473
Current portion of long-term debt	294	78
Total short-term debt	1,329	551
Long-term debt (2):
Long-term debt, variable interest rates indexed to LIBOR (3) plus 0.60% to 3.50%, payable through 2012	545	—
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	104	110
6.78% Senior Notes, Series B, due 2009	53	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	—
BNDES(5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% payable through 2016	92	87
Others	113	152
Subtotal	4,215	3,110
Less: Current portion of long-term debt	(294)	(78)
Total long-term debt	3,921	3,032
Total debt	$5,250	$3,583

(1)                          Includes secured debt of $4 million at December 31, 2008.

(2)                          Includes secured debt of $99 million and $29 million at June 30, 2009 and December 31, 2008, respectively.

(3)                          One-, three- and six-month LIBORs at June 30, 2009 were 0.31%, 0.60% and 1.11% per annum, respectively, and at December 31, 2008 were 0.44%, 1.43% and 1.75% per annum, respectively.

(4)                          Three-month Yen LIBOR at June 30, 2009 was 0.46% per annum and at December 31, 2008 was 0.83% per annum.

(5)                          Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)                          TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of June 30, 2009 and December 31, 2008 was 6.0% and 6.25% per annum, respectively.

Credit Ratings.  Our unsecured guaranteed senior notes are currently rated Baa2 (stable outlook) by Moody’s Investors Service, BBB- (stable outlook) by S&P and BBB (stable outlook) by Fitch Ratings. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could affect our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries.  We were in compliance with these covenants as of June 30, 2009.

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

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2009.  Bunge has accounted for the interest rate swap agreements as fair value hedges in accordance with SFAS No. 133. The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
		June 30,
(US$ in millions)	2011	2009
Receive fixed/pay Federal Funds notional principal amount	$250	$8
Weighted average variable rate payable(1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)                 Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

The following table summarizes our outstanding interest rate basis swap agreements with an aggregate notional principal amount of $375 million as of June 30, 2009. These basis swap agreements do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore Bunge has not designated these swap agreements as hedge instruments. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions)	2011	June 30, 2009
Receive LIBOR/pay Federal Funds notional principal amount	$375	$(2)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.32%

(1)                 Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)                 Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011. Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. We have accounted for these cross currency interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.  At June 30, 2009, the fair value of the cross currency interest rate swap agreement was a gain of $2 million.

Shareholders’ Equity.  Total equity was $8,910 million at June 30, 2009, as set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2009	2008
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	2,857	2,849
Retained earnings	3,852	3,844
Accumulated other comprehensive loss	(152)	(811)
Total Bunge shareholders’ equity	8,111	7,436
Noncontrolling interest	799	692
Total equity	$8,910	$8,128

Total Bunge shareholders’ equity increased to $8,111 million at June 30, 2009 from $7,436 million at December 31, 2008.  The increase was primarily a result of other comprehensive income of $659 million, which included foreign exchange translation gains of $596 million, net income attributable to Bunge of $118 million, and $16 million related to stock-based compensation expense.  The increase in total Bunge shareholders’ equity was partially offset by accrued dividends to common shareholders of $71 million and accrued convertible preference share dividends of $39 million, of which $46 million was paid to our common shareholders and $39 million to our convertible preference shareholders in the six months ended June 30, 2009, shares valued at approximately $4 million related to net settlement of vested restricted stock units for payment of employee taxes and $4 million purchase of additional ownership interest in one of our non-wholly owned subsidiaries in Poland.

Noncontrolling interest increased to $799 million at June 30, 2009 from $692 million at December 31, 2008.  The increase was primarily a result of $93 million of other comprehensive income, which included foreign exchange translation gains of $101 million, net income of $28 million, $36 million related to capital contributions in our Brazilian subsidiaries, which are primarily involved in our sugar business and $9 million of capital contributions in our joint venture to build and operate a grain terminal in Longview, Washington, U.S.  Partially offsetting the increase was $43 million of shares in a private investment fund consolidated by Bunge that were redeemed by certain investors in that fund and $17 million of dividends related to noncontrolling interest, including $8 million of cumulative earnings on the redeemed shares in the private investment fund discussed above.

As of June 30, 2009, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million. Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends. The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2246 and 9.7051 of Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2246 Bunge Limited common shares, subject to certain additional anti-dilution adjustments. The mandatory convertible preference shares are not redeemable by us at any time.

As of June 30, 2009, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. Convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0861 Bunge Limited common shares, based on the conversion price of $92.0704 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

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

In the six months ended June 30, 2009, our net cash and cash equivalents decreased $515 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $119 million increase in our net cash and cash equivalents in the six months ended June 30, 2008.

Our operating activities used cash of $1,754 million in six months ended June 30, 2009, compared to cash used of $483 million in the same six-month period in 2008.  The negative cash flow from operating activities for the six months ended June 30, 2009 was a result of higher working capital, primarily due to higher agribusiness inventory and lower fertilizer accounts payable and lower net income in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the six months ended June 30, 2009 and 2008, we had a $359 million and a $295 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash used for operating activities in the line item “Foreign exchange gain on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $347 million in the six months ended June 30, 2009, compared to cash used of $488 million in the same six-month period in 2008.  Payments made for capital expenditures in the six months ended June 30, 2009 primarily included investments in property, plant and equipment related to expanding our sugar business and expanding and upgrading our mining and fertilizer production capacity in Brazil.  In addition, in the six months ended June 30, 2009, we acquired a vegetable shortening business in North America for $11 million, additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one our biofuel joint ventures in the United States.

Cash provided by financing activities was $1,531 million in the six months ended June 30, 2009, compared to cash provided of $1,012 million in the same six-month period in 2008.  In the six months ended June 30, 2009 and 2008, we had $1,626 million and $1,128 million of net borrowings, respectively, which primarily financed our working capital requirements.  Dividends paid to our common shareholders in the six months ended June 30, 2009 and 2008 were $46 million and $41 million, respectively.  Dividends paid to holders of our convertible preference shares in the six months ended June 30, 2009 and 2008, respectively, were $39 million and $42 million, respectively. Dividends of $8 million and $63 million were paid to certain noncontrolling interest shareholders in the six months ended June 30, 2009 and 2008, respectively.

Brazilian Farmer Credit

Background.  We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity contracts. We also sell fertilizer to farmers, primarily in Brazil, on credit as described below. The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. Brazilian farm economics in 2006 and 2005 were adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields. Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including Bunge. While Brazilian farm economics have improved over the past few years, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real. Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by the impact of movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2008 to June 30, 2009, the real appreciated by 20%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  These guarantees are discussed under the heading “—Guarantees”.

The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	June 30, 2009	December 31, 2008
Trade accounts receivable (current)	$338	$354
Allowance for doubtful accounts (current)	29	19
Trade accounts receivable (non-current) (1) (2)	257	232
Allowance for doubtful accounts (non-current) (1)	127	127
Total trade accounts receivable (current and non-current)	595	586
Total allowance for doubtful accounts (current and non-current)	156	146
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	26%	25%

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

Interest earned on secured advances to suppliers of $9 million and $10 million for the three months ended June 30, 2009 and 2008, respectively, and $25 million and $23 million for the six months ended June 30, 2009 and 2008, respectively, is included in net sales in the consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	June 30, 2009	December 31, 2008
Prepaid commodity contracts	$368	$104
Secured advances to suppliers (current) (1)	215	426
Total (current)	583	530
Soybeans not yet priced (2)	(150)	(41)
Net	433	489
Secured advances to suppliers (non-current) (1) (3)	243	253
Total (current and non-current)	$676	$742
Allowance for uncollectible advances	$ (54)	$(37)

(1)             Included in the secured advances to suppliers (current) are advances equal to an aggregate of $43 million and $46 million at June 30, 2009 and December 31, 2008, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $14 million and $33 million at June 30, 2009 and December 31, 2008, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)            Soybeans yet to be priced at prevailing market prices at June 30, 2009.

(3)            Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $211 million and $182 million at June 30, 2009 and December 31, 2008, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were party to the following guarantees at June 30, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$150
Unconsolidated affiliates financing (2)	45
Total	$195

(1)              We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years. In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have sought to obtain collateral from the customers.  At June 30, 2009, approximately $96 million of tangible property had been pledged to us as collateral against certain of these financing arrangements. We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements. The fair value of these guarantees at June 30, 2009 was not significant.

(2)              In March 2009, we issued a guarantee to a financial institution related to a loan made to one of our U.S. biofuels joint ventures.  The term of the guarantee is 18 months, which is equal to the term of the related financing.  In the event that the joint venture should default on its loan repayment, we have provided cash collateral of $28 million to the financial institution as security.  We will be issued additional ownership interests in the joint venture if the collateral is used to repay this loan.  As of June 30, 2009, we have recorded this collateral as restricted cash other non-current assets in our condensed consolidated balance sheets.  The fair value of these guarantees at June 30, 2009 was not significant.

In addition, prior to January 1, 2003, we issued guarantees to certain financial institutions related to debt of our joint ventures in Argentina, which are our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financing, with maturity dates ranging from 2009 to 2012.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  The fair value of these guarantees at June 30, 2009 was not significant.

In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries.  At June 30, 2009, debt with a carrying amount of $4,265 million related to these guarantees is included in our condensed consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

Dividends

We paid a regular quarterly cash dividend of $0.19 per share on June 2, 2009 to shareholders of record on May 19, 2009.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2009 to shareholders of record on May 15, 2009.  On May 7, 2009, we announced that our Board of Directors had approved an increase in our regular quarterly cash dividend from $0.19 to $0.21 per common share.  The dividend will be payable on September 2, 2009 to shareholders of record on August 19, 2009.  We also announced on that date that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2009 to shareholders of record on August 15, 2009.

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

Recent Accounting Pronouncement Adoption – In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued.  SFAS No. 165 defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., the date the financial statements were issued or available to be issued).  SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 prospectively for our quarterly period ended June 30, 2009.  As of August 10, 2009, the date of issuance of Bunge’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2009, we did not have significant subsequent events or transactions that require disclosure.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. FAS 157-4), FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. FAS 107-1 and APB 28-1), and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. FAS 115-2 and FAS 124-2).

FSP No. FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of SFAS No. 157, Fair Value Measurements, and also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale).  FSP FAS No. 157-4 amends SFAS No. 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  FSP No. FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Our adoption of FSP No. FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

FSP No. FAS 107-1 and APB 28-1 extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107) to interim financial statements of publicly-traded companies.  Prior to FSP No. FAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year.  FSP No. FAS 107-1 and APB 28-1 requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS No. 107.  FSP No. FAS 107-1 and APB 28-1 is effective prospectively for interim reporting periods ending after June 15, 2009.  In the quarterly period ended June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1. See Notes 7 and 8 of the notes to the condensed consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2, provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP No. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  FSP No. FAS 115-2 and FAS 124-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Our adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities presented in conformity with U.S. generally accepted accounting principles (U.S.GAAP) (the GAAP hierarchy).  SFAS No. 162 makes the U.S. GAAP hierarchy explicitly and directly applicable to preparers of financial statements and sets the stage for making the framework of the FASB Concept Statements fully authoritative.  The effective date for SFAS No. 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the U.S. GAAP hierarchy from auditing standards, where it has resided for some time.  The SEC’s approval date was November 15, 2008.  Our adoption of SFAS No. 162 in January 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP No. FAS 142-3). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Our adoption of FSP No. FAS 142-3 in January 2009 did not have a material impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) generally requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  In addition, SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. SFAS No. 141(R) further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and that restructuring costs that an acquirer expected but was not obligated to incur be expensed separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our prospective adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on on condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of income. Under SFAS No. 160, the accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation must be accounted for as equity transactions for the difference between the parent’s carrying value and the cash exchanged in the transaction. In addition, SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated (except in the case of a spin-off), and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s ownership interest and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. On January 1, 2009, Bunge adopted SFAS No. 160 prospectively.  We have applied the presentation and disclosure provisions of SFAS No. 160 to our condensed consolidated financial statements retrospectively as required by the presentation and disclosure provisions of SFAS No. 160.

Recent Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS No. 168).  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, FASB will not issue new standards in the form of Statements (SFAS’s) FASB Staff Positions (FSP’s) or Emerging Issues Task Force Abstracts (EITF’s), but rather it will issue Accounting Standards Updates (ASU’s).  FASB will not consider ASU’s as authoritative in their own right as they will only serve to update the Codification, provide background information about guidance and provide the bases for conclusions on the changes in the Codification.  SFAS No. 168 is effective for the financial statements issued for interim and annual periods ending after September 15, 2009.  We expect to revise the disclosure of the U.S. GAAP source references in our financial reporting upon the adoption of SFAS No. 168.

In June 2009, The FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167).  SFAS No. 167 amends the consolidation guidance that applies to all variable interest entities (VIEs) within the scope of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)) with focus on structured finance entities, as well as qualifying special-purpose entities currently outside the scope of FIN 46(R). SFAS No. 167 requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has controlling financial interest/is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise’s involvement in VIEs.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  We are evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No. 166).  SFAS No. 166 amends the de-recognition guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) and addresses improvements in accounting and disclosures required by SFAS No. 140.  The disclosure provisions of SFAS No. 166 are required to be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of a company’s first fiscal year that begins after November 15, 2009.  We are evaluating the impact SFAS No. 166 will have on our consolidated financial statements.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. We have a centralized risk management group, headed by our chief risk officer, which analyzes and monitors our risk exposures globally. Additionally, our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments are intended to reduce the volatility on operating profits, however, they can occasionally result in earnings volatility, which may be material.

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

We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are a combination of position, value-at-risk (VaR) and stress limits. We measure and review our net commodities position on a daily basis.

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% and 99% confidence intervals. In addition, scenario analysis is performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices.  The results of this analysis, which may differ from actual results, are as follows:

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$616	$(62)	$897	$(90)
Highest short position	(943)	(94)	(754)	(75)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements have terms ranging from two months to approximately two years. We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

A portion of the ocean freight derivatives have been designated as fair value hedges, in accordance with SFAS No. 133, of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. In the three and six months ended June 30, 2009, we recognized in cost of goods sold in our condensed consolidated statements of income $5 million and $7 million, respectively, of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $5 million and $7 million, respectively, of losses on freight derivative contracts. There was no material gain or loss recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2009 due to hedge ineffectiveness.  In 2008, a portion of the fair market value hedges of firm commitments to purchase time on ocean freight vessels were de-designated.  In the three and six months ended June 30, 2009, we recognized gains of $4 million and $8 million, respectively in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $10 million in the remaining quarters of the fiscal 2009 year and $14 million in 2010 in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet at June 30, 2009.

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

Currency Risk

Our global operations require active participation in foreign exchange markets. To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with non-functional currency exposure. Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia. We enter into derivative instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options, to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses. We may also hedge other foreign currency exposures as deemed appropriate.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of June 30, 2009 and December 31, 2008.  Included in accumulated other comprehensive income (loss) are foreign exchange gains of $220 million and $206 million for the three and six months ended June 30, 2009 and losses of $353 million for the year ended December 31, 2008, related to permanently invested intercompany loans.

For risk management purposes and to determine the overall level of hedging required, we further reduce the foreign exchange exposure determined above by the value of our agricultural commodities inventories. Our agricultural commodities inventories, because of their international pricing in U.S. dollars, provide a natural offset to our currency exposure.

Our net currency positions, including currency derivatives, and our market risk, are measured in the following table as the potential loss from an adverse 10% change in foreign currency exchange rates. In addition, we have provided an analysis of our foreign currency exposure after reducing the exposure for our agricultural commodities inventories. Actual results may differ from the information set forth below.

(US$ in millions)	June 30, 2009	December 31, 2008
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(3,474)	$(2,701)
Market risk	(347)	(270)
Agricultural commodities inventories	3,156	1,015
Net currency short position, less agricultural commodities inventories (1)	(318)	(1,686)
Market risk (1)	$ (32)	$ (169)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (554)	$ (253)
Market risk	(55)	(25)
Agricultural commodities inventories	532	301
Net currency (short) long position, less agricultural commodities inventories	(22)	48
Market risk	$ (2)	$ 5
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$ (648)	$ (526)
Market risk	(65)	(53)
Agricultural commodities inventories	640	526
Net currency long position, less agricultural commodities inventories	(8)	—
Market risk	$ —	$ —

(1)                   The market risk for the Brazilian Operations excludes fertilizer inventories of $697 million and $1,803 million at June 30, 2009 and December 31, 2008, respectively, which also provide a natural offset to our currency exposure.

Derivative Instruments

Interest rate derivatives — The interest rate swaps that we use as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in SFAS No. 133, is recognized to the extent that these two adjustments do not offset.  We have entered into interest rate swap agreements for the purpose of managing certain of our interest rate exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of SFAS No. 133.  In addition, we have entered into interest rate basis swap agreements that do not qualify for hedge accounting in accordance with SFAS No. 133, and therefore we have not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes our outstanding interest rate swap agreements as of June 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)

Receive fixed / pay Federal Funds notional principal amount	$250	$250
Weighted average rate payable – 1.18% (1)
Weighted average rate receivable – 4.33% (2)

Receive LIBOR / pay Federal Funds notional principal amount	$375	$375
Weighted average rate payable – 0.61% (1)
Weighted average rate receivable – 0.32% (3)

(1)               Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)               Interest is receivable in arrears based on a fixed interest rate.

(3)               Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)               The interest rate swap agreements mature in 2011.

Foreign exchange derivatives — We use a combination of foreign exchange forward and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies.  The foreign exchange forward and option contracts are designated as cash flow hedges in accordance with SFAS No. 133.  We also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in its Brazilian subsidiaries.

We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Foreign Exchange:
Options	$—	$ (162)	$ 202	Notional
Forwards	67	(4,855)	4,364	Notional
Swaps	—	(642)	1,775	Notional

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011. We have accounted for these cross currency interest rate swap agreements as fair value hedges in accordance with SFAS No. 133.

The following table summarizes our outstanding cross currency interest rate swap agreements as of June 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)

U.S. dollar/Yen cross currency interest rate swaps	$104	$104

(1)             The cross currency interest rate swap agreements mature in 2011.

(2)             Under the terms of the cross currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

Commodity derivatives — We use derivative instruments to manage our exposure to movements associated with agricultural commodity prices.  We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities.  While we consider these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the statements of income. The forward contracts require performance of both our and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, we hedge portions of our forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity. The instruments used are exchange traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Agricultural Commodities
Futures	(11,482,067)	—	—	Metric Tons
Options	(580,764)	—	—	Metric Tons
Forwards	—	(17,203,855)	23,238,340	Metric Tons
Swaps	—	(2,385,807)	—	Metric Tons

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

The table below summarizes the open ocean freight positions as of June 30, 2009:

	June 30, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Ocean Freight
FFA	(9,470)	(5,927)	9,418	Hire Days
FFA Options	(794)	—	4	Hire Days

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

The table below summarizes the open energy positions as of June 30, 2009:

	June 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure

Bunkers / Coal / Ethanol / Emission Credits
Futures	31,141	—	—	Metric Tons
Forwards	—	(1,751,217)	5,187,931	Metric Tons
Swaps	—	(67,190)	500	Metric Tons
Options	7,847	(220,236)	168,220	Metric Tons

Natural Gas (3)
Futures	3,220,000	—	—	MMBtus
Forwards	—	—	—	MMBtus
Swaps	—	(138)	433,824	MMBtus
Options	(7,910,000)	—	—	MMBtus

(1)             Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)             Non-exchange cleared swaps, options, and forwards are presented on a gross (short) and long position basis.

(3)             Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the six months ended June 30, 2009:

	Gain or (Loss) Recognized in Income on Derivative
	Location	Amount
(US$ in millions)

Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$ —
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(7)
Energy (3)	Cost of goods sold	—
Total		$ (7)

Undesignated Derivative Contracts
Interest Rate	Other income (expenses) - net	$ —
Foreign Exchange	Foreign exchange gains (losses)	(99)
Foreign Exchange	Cost of goods sold	(10)
Commodities	Cost of goods sold	(178)
Freight	Cost of goods sold	34
Energy	Cost of goods sold	(11)
Total		$(264)

(1)          The gain or (loss) on the hedged items is included in interest income and interest expense, respectively, as is the offsetting gain or (loss) on the related interest rate swaps.

(2)          The gain or (loss) on the hedged items is included in foreign exchange gains (losses).

(3)          The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)

(US$ in millions)

Cash Flow Hedge:
Foreign Exchange (4)	$513	$44	Foreign exchange gains (losses)	$(32)	Foreign exchange gains (losses)	$5
Commodities (5)	65	(12)	Cost of goods sold	(1)	Cost of goods sold	1
Total	$578	$32		$(33)		$6

Net Investment Hedge (6):
Foreign Exchange	$419	($73)	Foreign exchange gains (losses)	$ —	Foreign exchange gains (losses)	$—
Total	$419	($73)		$ —		$—

(1)          The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2009, Bunge expects to reclassify into income in the next 12 months approximately $(13) million, $(2) million and zero of after tax losses related to its foreign exchange, commodities and net investment cash flow hedges, respectively.

(2)          The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)          The amount of gain or (loss) recognized in income is zero that is related to the ineffective portion of the hedging relationships and $6 million related to the amount excluded from the assessment of hedge effectiveness.

(4)          The foreign exchange forward contacts mature at various dates in 2009 and 2010.

(5)          The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2009 and 2010.

(6)          Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps mature at various dates in 2010.

Item 4.                                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, shifting customer and consumer preferences and concerns, including concerns regarding food and feed safety, trans-fatty acids and, as further discussed below, genetically modified organisms (GMOs), and potential product liability claims.  These matters could adversely affect our business and operating results.

The use of GMOs in food and animal feed has been met with varying acceptance globally.  In some regions where we sell our products, most significantly the European Union and Brazil, government regulations may stipulate testing, limit sales or require labeling of GMO products.  Additionally, some customers specify GMO-free requirements in their purchase contracts.  We may inadvertently deliver products that contain GMOs to customers that request GMO-free products or face increased testing requirements or other restrictions related to GMO content in connection with sales of certain products in some jurisdictions as a result of applicable regulatory requirements.  As a result, we could lose customers, be forced to seek other end markets for certain products, incur increased costs or liability and damage our reputation.  In addition, in certain countries we have been or may be subject to claims or other actions relating to the alleged infringement of intellectual property rights associated with our handling of genetically modified agricultural commodities, which could result in increased costs and disruption of our business.

In addition, certain of our products are used as, or as ingredients in, livestock and poultry feed, and as such, we are subject to demand risks relating to the outbreak of disease associated with livestock and poultry, including avian or swine influenza.  A severe or prolonged decline in demand for our products as a result of the outbreak of disease could have a material adverse effect on our business and operating results.

Recent increases in commodity and fertilizer prices have increased the scrutiny to which we are subject under antitrust laws.

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price fluctuations in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. We are subject to a pending competition investigation in the European Union relating to distributors of cereals and other agricultural products (see “Legal Proceedings” elsewhere in Part II of this Form 10-Q for more information). Additionally, increases in crop nutrient prices that occurred in 2007 and 2008 have resulted in increased scrutiny of the fertilizer industry under antitrust and competition laws in countries such as Brazil, and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

Item 2.                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                                 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, we held our Annual General Meeting of Shareholders (Annual Meeting).  Proxies for the Annual Meeting were solicited and the proposals described below were submitted to a vote of our shareholders at the Annual Meeting and were all passed.  The following is a brief description of each matter voted on and the results of the voting.

Proposal 1.  To elect the following nominees to our board of directors:

	Votes For	Against	Abstain
Octavio Caraballo	86,519,812	1,206,599	2,819,980
Francis Coppinger	85,821,571	1,388,892	3,335,928
Larry G. Pillard	86,371,154	855,328	3,319,909
Alberto Weisser	86,782,958	1,195,434	2,567,999

Directors whose terms of office continued after the Annual Meeting are:  Ernest G. Bachrach, Enrique H. Boilini, Jorge Born, Jr., Michael H. Bulkin, Bernard de La Tour d’Auvergne Lauraguais, William Engels and L. Patrick Lupo.

Proposal 2.  To appoint Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2009 and to authorize the audit committee of the Board of Directors to determine the independent auditors’ fees.  There were 90,273,039 votes for, 218,987 votes against, 54,365 abstentions and zero broker non-votes.

Proposal 3.  To approve the Bunge Limited 2009 Equity Incentive Plan.  There were 70,660,449 votes for, 11,473,275 votes against, 431,696 abstentions and 7,980,971 broker non-votes.

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

BUNGE LIMITED

Date: August 10, 2009	By:	/s/ JACQUALYN A. FOUSE
Jacqualyn A. Fouse
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

10.1

364-Day Revolving Credit Agreement, dated June 3, 2009, among Bunge Limited Finance Corp., as borrower, Citibank, N.A., as syndication agent, BNP Paribas, Calyon New York Branch and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on June 3, 2009)

10.2	Guaranty Agreement by Bunge Limited pursuant to the 364-Day Revolving Credit Agreement, dated June 3, 2009 (incorporated by reference from the Registrant’s Form 8-K filed on June 3, 2009)

10.3

3-Year Revolving Credit Agreement, dated June 3, 2009, among Bunge Limited Finance Corp., as borrower, Citibank, N.A., as syndication agent, BNP Paribas, Calyon New York Branch and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on June 3, 2009)

10.4	Guaranty Agreement by Bunge Limited pursuant to the 3-Year Revolving Credit Agreement, dated June 3, 2009 (incorporated by reference from the Registrant’s Form 8-K filed on June 3, 2009)

10.5	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement filed April 3, 2009)

10.6	Consulting Agreement, dated as of July 1, 2009, between Bunge Limited and Joao Fernando Kfouri

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.  *

* Users of this interactive date file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1