Form 10-Q
period 2009-09-30
Bunge LTD
filed 2009-11-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of November 2, 2009 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01:  134,081,548

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

Item 1.                                   FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$11,298	$14,797	$31,490	$41,631
Cost of goods sold	(10,955)	(13,588)	(30,600)	(38,104)

Gross profit	343	1,209	890	3,527
Selling, general and administrative expenses	(349)	(382)	(952)	(1,244)
Interest income	20	57	96	159
Interest expense	(79)	(97)	(212)	(285)
Foreign exchange gains (losses)	169	(471)	470	(206)
Other income (expense) – net	(4)	(1)	(12)	(13)

Income from operations before income tax	100	315	280	1,938
Income tax benefit (expense)	97	(5)	52	(459)

Income from operations after income tax	197	310	332	1,479
Equity in earnings of affiliates	—	14	11	27

Net income	197	324	343	1,506
Net loss (income) attributable to noncontrolling interest	35	(90)	7	(232)

Net income attributable to Bunge	232	234	350	1,274
Convertible preference share dividends	—	(19)	(39)	(58)

Net income available to Bunge common shareholders	$232	$215	$311	$1,216

Earnings per common share – basic (Note 13)
Earnings to Bunge common shareholders	$1.82	$1.77	$2.51	$10.01

Earnings per common share – diluted (Note 13)
Earnings to Bunge common shareholders	$1.62	$1.70	$2.48	$9.26

Dividends per common share	$—	$0.19	$0.40	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,101	$1,004
Trade accounts receivable (less allowance of $196 and $164)	2,381	2,350
Inventories (Note 3)	4,835	5,653
Deferred income taxes	296	268
Other current assets (Note 4)	3,893	3,901
Total current assets	12,506	13,176
Property, plant and equipment, net	5,051	3,969
Goodwill (Note 5)	377	325
Other intangible assets, net	152	107
Investments in affiliates	801	761
Deferred income taxes	1,150	864
Other non-current assets	1,823	1,028
Total assets	$21,860	$20,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$430	$473
Current portion of long-term debt	23	78
Trade accounts payable	3,106	4,158
Deferred income taxes	106	104
Other current liabilities (Note 6)	3,021	3,261
Total current liabilities	6,686	8,074
Long-term debt	3,625	3,032
Deferred income taxes	164	132
Other non-current liabilities	992	864

Commitments and contingencies (Note 11)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized – 862,500; issued and outstanding: 2009 and 2008 – 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2009 and 2008 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2009 – 134,075,934 shares, 2008 – 121,632,456 shares	1	1
Additional paid-in capital	3,618	2,849
Retained earnings	4,081	3,844
Accumulated other comprehensive income (loss)	269	(811)
Total Bunge shareholders’ equity	9,522	7,436
Noncontrolling interest	871	692
Total equity	10,393	8,128
Total liabilities and shareholders’ equity	$21,860	$20,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$343	$1,506
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange (gain) loss on debt	(594)	90
Impairment of assets	—	6
Bad debt expense	41	68
Depreciation, depletion and amortization	319	344
Stock-based compensation expense	16	56
Recoverable taxes provision	41	(19)
Deferred income taxes	(163)	(22)
Equity in earnings of affiliates	(11)	(27)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	152	(1,255)
Inventories	1,619	(1,453)
Prepaid commodity purchase contracts	19	268
Secured advances to suppliers	220	(5)
Trade accounts payable	(1,544)	1,997
Advances on sales	23	171
Unrealized net gain/loss on derivative contracts	(145)	(322)
Margin deposits	(348)	44
Accrued liabilities	4	190
Other—net	(539)	90
Cash (used for) provided by operating activities	(547)	1,727
INVESTING ACTIVITIES
Payments made for capital expenditures	(596)	(594)
Investments in affiliates	(6)	(68)
Acquisitions of businesses (net of cash acquired)	(22)	(61)
Related party loans	(19)	30
Proceeds from disposal of property, plant and equipment	39	36
Proceeds from investments	92	2
Cash used for investing activities	(512)	(655)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(198)	(586)
Proceeds from short-term debt with maturities greater than 90 days	986	1,209
Repayments of short-term debt with maturities greater than 90 days	(891)	(405)
Proceeds from long-term debt	2,885	1,757
Repayment of long-term debt	(2,359)	(2,205)
Proceeds from sale of common shares	762	7
Dividends paid to preference shareholders	(58)	(61)
Dividends paid to common shareholders	(74)	(64)
Dividends paid to noncontrolling interest	(8)	(153)
Other	24	38
Cash provided by (used for) financing activities	1,069	(463)
Effect of exchange rate changes on cash and cash equivalents	87	(96)
Net increase in cash and cash equivalents	97	513
Cash and cash equivalents, beginning of period	1,004	981
Cash and cash equivalents, end of period	$1,101	$1,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2008	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$752	$8,697
Comprehensive income—2008:
Net income	—	—	—	—	—	1,274	—	232	1,506	$1,506
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(416)	(47)	—	(463)
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $13	—	—	—	—	—	—	(27)	—	—	(27)
Unrealized investment losses, net of tax benefit of $2	—	—	—	—	—	—	(5)	—	—	(5)
Reclassification of realized net gains to net income, net of tax expense of $5	—	—	—	—	—	—	(7)	—	—	(7)
Total comprehensive income	—	—	—	—	—	—	(455)	(47)	(502)	$1,004
SFAS No. 158 measurement date adjustment, net of tax benefit of $2	—	—	—	—	—	(4)	—	—	(4)
Dividends on common shares	—	—	—	—	—	(64)	—	—	(64)
Dividends on preference shares	—	—	—	—	—	(71)	—	—	(71)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(159)	(159)
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	(40)	(27)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	22	22
Gain on sale of interest in subsidiary	—	—	—	—	13	—	—	—	13
Stock-based compensation expense	—	—	—	—	56	—	—	—	56
Issuance of common shares:
-conversion of mandatory preference shares	(45)	—	369	—	—	—	—	—	—
-stock options and award plans, net of shares withheld for taxes	—	—	399,139	—	3	—	—	—	3
Balance, September 30, 2008	7,762,455	$1,553	121,625,471	$1	$2,845	$4,097	$214	$760	$9,470

(Continued on the following page)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$692	$8,128
Comprehensive income—2009:
Net (loss) income	—	—	—	—	—	350	—	(7)	343	$343
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	996	169	—	1,165
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $11	—	—	—	—	—	—	30	—	—	30
Unrealized investment gains, net of tax expense of $1	—	—	—	—	—	—	2	—	—	2
Reclassification of realized net losses to net income, net of tax benefit of $30	—	—	—	—	—	—	56	—	—	56
Pension adjustment, net of tax of $5	—	—	—	—	—	—	(4)	(6)	—	(10)
Total comprehensive income	—	—	—	—	—	—	1,080	163	1,243	$1,586
Dividends on common shares	—	—	—	—	—	(74)	—	—	(74)
Dividends on preference shares	—	—	—	—	—	(39)	—	—	(39)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	(43)	(43)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	78	78
Consolidation of subsidiary	—	—	—	—	—	—	—	5	5
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Issuance of common shares:
-public equity offering	—	—	12,000,000	—	761	—	—	—	761
—stock options and award plans, net of shares withheld for taxes	—	—	443,478	—	(4)	—	—	—	(4)
Balance, September 30, 2009	7,762,455	$1,553	134,075,934	$1	$3,618	$4,081	$269	$871	$10,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2008 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, forming part of Bunge’s 2008 Annual Report on Form 10-K included in Bunge’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on June 4, 2009.

Reclassifications — Certain reclassifications were made to the prior period condensed consolidated financial statements to conform to the current period presentation, relating to Bunge’s adoption of a Financial Accounting Standards Board (FASB) issued standard, which established accounting and reporting guidance for noncontrolling interest in subsidiaries and for the deconsolidation of subsidiaries.

2.                                      NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements — In June 2009, the FASB issued its Accounting Standards Codification (ASC) 105 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which became the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC became effective for the financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  The FASB will not issue new standards in the form of Statements (SFAS’s) FASB Staff Positions (FSP’s) or Emerging Issues Task Force Abstracts (EITF’s), but rather it will issue Accounting Standards Updates (ASU’s).  FASB will not consider the ASU’s as authoritative in their own right as they will only serve to update the ASC, provide background information about guidance and provide the bases for conclusions on the changes in the ASC.  Bunge has adopted the ASC effective for its September 30, 2009 quarterly report on Form 10-Q and has revised the disclosure of the U.S. GAAP source references in its financial reporting upon such adoption.

Bunge adopted the provisions of a FASB issued standard prospectively for its quarter ended June 30, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued.  This standard defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., the date the financial statements were issued or available to be issued).  This standard is effective prospectively for interim or annual financial periods ending after June 15, 2009.  See Note 17 of the notes to the condensed consolidated financial statements.

In April 2009, the FASB issued a standard that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of previously issued guidance  This standard also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale).  This standard amends previously issued guidance to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  This standard is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge’s adoption of this standard prospectively for the quarter ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued a standard that extends the requirements of previously issued guidance to interim financial statements of publicly-traded companies.  Prior to this standard, fair values for these assets and liabilities were only disclosed once a year.  This standard requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments, when practicable, with the exception of certain financial instruments listed in the previously issued guidance.  This standard is effective prospectively for interim reporting periods ending after June 15, 2009.  Bunge adopted this standard prospectively for the quarter ended June 30, 2009.  See Notes 7 and 8 of the notes to the condensed consolidated financial statements.

In April 2009, the FASB issued a standard that provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of previously issued guidance.  This standard is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Bunge’s adoption of this standard prospectively for the quarter ended June 30, 2009 did not have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued a standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Bunge’s adoption of this standard in January 2009 did not have a material impact on its condensed consolidated financial statements.

In March 2008, the FASB issued a standard that amends previously issued guidance by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of previously issued guidance.  This standard also amends previously issued guidance to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  On January 1, 2009, Bunge adopted the provisions of this standard.  See Note 7 of the notes to the condensed consolidated financial statements.

In December 2007, the FASB issued a standard that seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This standard generally requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  In addition, this standard requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes.  This standard further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and that the restructuring costs that an acquirer expected but was not obligated to incur be expensed separately from the business combination.  This standard applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Bunge’s adoption of this standard on January 1, 2009 prospectively did not have a material impact on its condensed consolidated financial statements.

New Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which has not yet been codified in the ASC.  SFAS No. 167 amends the consolidation guidance that applies to all variable interest entities (VIEs) within the scope of FASB Interpretation No. 46(R) with focus on structured finance entities, as well as qualifying special-purpose entities currently outside the scope of FIN 46(R).  SFAS No. 167 requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has controlling financial interest/is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise’s involvement in VIEs.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  Bunge is evaluating the impact SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No. 166), which has not yet been codified in the ASC.  SFAS No. 166 amends the de-recognition guidance in SFAS 140 and addresses improvements in accounting and disclosures required by SFAS No. 140.  The disclosure provisions of SFAS No. 166 are required to be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of a company’s first fiscal year that begins after November 15, 2009. Bunge is evaluating the impact SFAS No. 166 will have on its consolidated financial statements.

3.                                      INVENTORIES

Inventories consist of the following:

(US$ in millions)	September 30, 2009	December 31, 2008
Agribusiness – Readily marketable inventories at fair value (1)	$2,529	$2,619
Fertilizer (2)	1,179	1,875
Edible oils (3)	362	444
Milling (3)	93	113
Other (4)	672	602
Total	$4,835	$5,653

(1)                                  Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)                                  Fertilizer inventories carried at lower of cost or market.

(3)                                  Includes readily marketable inventories at fair value in the aggregate amount of $39 million and $122 million at September 30, 2009 and December 31, 2008, respectively.

(4)                                  Agribusiness inventories carried at lower of cost or market.

4.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	September 30, 2009	December 31, 2008
Prepaid commodity purchase contracts(1)	$175	$115
Secured advances to suppliers(2)	262	423
Unrealized gain on derivative contracts	1,513	1,810
Recoverable taxes(3)	498	518
Margin deposits (4)	648	301
Marketable securities	7	14
Other	790	720
Total	$3,893	$3,901

(1)                                  Prepaid commodity purchase contracts represent advance payments for obligations to producers for future delivery of specified quantities of agricultural commodities. Prepaid commodity purchase contracts are recorded at fair value based on market prices of the underlying agricultural commodities.

(2)                                  Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  These advances are strictly financial in nature. While Bunge is exposed to credit risk in connection with these advances, Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $270 million and $253 million at September 30, 2009 and December 31, 2008, respectively, which are included in other non-current assets in the condensed consolidated balance sheets.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $44 million and $46 million at September 30, 2009 and December 31, 2008, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $16 million and $33 million at September 30, 2009 and December 31, 2008, respectively.  These renegotiated advances are largely collateralized by a farmer’s future crops and a mortgage or lien on the land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance, equal to an aggregate of $235 million and $182 million at September 30, 2009 and December 31, 2008, respectively.

The aggregate allowance for uncollectible advances totaled $60 million and $37 million at September 30, 2009 and December 31, 2008, respectively.

Interest earned on secured advances to suppliers of $7 million and $10 million for the three months ended September 30, 2009 and 2008, respectively, and $32 million and $33 million for the nine months ended September 30, 2009 and 2008, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                                  Bunge has an additional recoverable taxes balance of $880 million and $266 million at September 30, 2009 and December 31, 2008, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $132 million and $104 million at September 30, 2009 and December 31, 2008, respectively.

(4)                                  Margin deposits include U.S. treasury securities at fair value and cash.

5.                                      GOODWILL

At September 30, 2009, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, December 31, 2008	$269	$37	$19	$325
Acquired goodwill	3	—	—	3
Allocation of acquired goodwill (1)	(12)	—	(14)	(26)
Tax benefit on goodwill amortization (2)	(4)	—	—	(4)
Foreign exchange translation	74	1	4	79
Balance, September 30, 2009	$330	$38	$9	$377

(1)          Bunge completed the purchase price allocation relating to the 2008 acquisition of a sugarcane milling business in Brazil, which it consolidates, for a total purchase price of $54 million.  Bunge had preliminarily recognized $28 million of goodwill in its agribusiness segment as a result of this transaction.  Upon the final 2009 valuation of the purchase price allocation, $12 million was allocated to property, plant and equipment, $6 million was allocated to intangible assets and $(6) million was allocated to deferred tax liabilities in its agribusiness segment.

Bunge also completed the purchase price allocation relating to the 2008 acquisition of a wheat milling business in Brazil, which it consolidates, for a total purchase price of $17 million.  Bunge had preliminarily recognized $14 million of goodwill in its milling products segment as a result of this transaction.  Upon the final 2009 valuation of the purchase price allocation, $2 million was allocated to property, plant and equipment, $19 million was allocated to intangible assets and $(7) million was allocated to deferred tax liabilities in its milling products segment.

(2)          Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

6.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	September 30, 2009	December 31, 2008
Accrued liabilities	$1,063	$1,110
Unrealized loss on derivative contracts	1,513	1,775
Advances on sales	285	261
Other	160	115
Total	$3,021	$3,261

7.                                      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost exposures. Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar-denominated loans in Brazil. Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. For long-term debt, see Note 8 of the notes to the condensed consolidated financial statements.  All derivative instruments and marketable securities are stated at fair value.

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in a FASB issued standard, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The standard describes three levels within its hierarchy that may be used to measure fair value.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.  Bunge’s exchange traded agricultural commodity futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	September 30, 2009				December 31, 2008
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Readily marketable inventories (Note 3)	$—	$2,382	$186	$2,568	$—	$2,558	$183	$2,741
Unrealized gain on designated derivative contracts (4):
Interest Rate	—	8	—	8	—	12	—	12
Foreign Exchange	—	21	—	21	—	41	—	41
Freight	5	—	—	5	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	—	52	3	55	7	72	—	79
Commodities	55	1,113	120	1,288	9	1,259	149	1,417
Freight	—	108	—	108	—	4	269	273
Energy	4	30	6	40	—	—	—	—
Other (5)	172	30	—	202	22	11	—	33
Total assets	$236	$3,744	$315	$4,295	$38	$3,957	$601	$4,596

Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$—	$7	$—	$7	$—	$1	$—	$1
Foreign Exchange	—	116	—	116	—	1	—	1
Freight	—	—	—	—	—	15	—	15
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	3	—	3	—	1	—	1
Foreign Exchange	4	160	—	164	—	31	10	41
Commodities	294	658	82	1,034	22	1,117	93	1,232
Freight	10	203	1	214	—	71	416	487
Energy	6	15	10	31	—	—	—	—
Other (5)	—	—	—	—	—	—	—	—
Total liabilities	$314	$1,162	$93	$1,569	$22	$1,237	$519	$1,778

(1)                                  Quoted prices in active markets for identical assets

(2)                                  Significant other observable inputs

(3)                                  Significant unobservable inputs

(4)                                  Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  At September 30, 2009 and December 31, 2008, $7 million and $12 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)                                  Other assets include primarily the fair values of U.S. treasury securities held as margin deposits.

(6)                                  Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  At September 30, 2009 and December 31, 2008, $46 million and $3 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

Bunge has determined that there are no credit risk-related contingent features and nonrecurring non-financial assets and liabilities at September 30, 2009.

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

Level 3 Valuation—Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, represent more than 10% of the fair value of the assets or liabilities.  For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Because of differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof.  While a FASB standard requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

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

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2009 and 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, June 30, 2009	$(14)	$656	$642
Total gains and losses (realized/unrealized) included in cost of goods sold	36	(25)	11
Purchases, issuances and settlements	17	(443)	(426)
Transfers in/out of Level 3	(3)	(2)	(5)
Balance, September 30, 2009	$36	$186	$222

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, December 31, 2008	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in cost of goods sold	97	125	222
Purchases, issuances and settlements	(61)	(120)	(181)
Transfers in/out of Level 3	101	(2)	99
Balance, September 30, 2009	$36	$186	$222

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, June 30, 2008	$28	$750	$778
Total gains and losses (realized/unrealized) included in cost of goods sold	140	(181)	(41)
Purchases, issuances and settlements	(138)	(225)	(363)
Transfers in/out of Level 3	(7)	1	(6)
Balance, September 30, 2008	$23	$345	$368

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in cost of goods sold	238	(116)	122
Purchases, issuances and settlements	(315)	384	69
Transfers in/out of Level 3	(7)	(56)	(63)
Balance, September 30, 2008	$23	$345	$368

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were held at September  30, 2009 and 2008:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2009:
Cost of goods sold	$88	$(21)	$67
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2008:
Cost of goods sold	$102	$10	$112

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were held at September 30, 2009 and 2008:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2009:
Cost of goods sold	$98	$19	$117
Changes in unrealized gains and losses relating to assets and liabilities held at September 30, 2008:
Cost of goods sold	$21	$14	$35

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest rate derivatives — The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness as defined in a FASB issued standard is recognized to the extent that these two adjustments do not offset.  Bunge has entered into interest rate swap agreements for the purpose of managing certain of its interest rate exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of a FASB issued standard.  In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements as of September 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable – 1.18% (1)
Weighted average rate receivable – 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable – 0.61% (1)
Weighted average rate receivable – 0.25% (3)

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

Foreign exchange derivatives — Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies.  The foreign exchange forward and option contracts are designated as cash flow hedges.  Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net - (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Foreign Exchange:
Options	$—	$(41)	$3	Notional
Forwards	82	(4,483)	5,379	Notional
Swaps	—	(1,921)	493	Notional

(1)                                  Exchange traded futures and options are presented on a net (short) and long position basis.

(2)                                  Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

In addition, Bunge has cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing its currency exposure associated with its 10 billion Japanese Yen term loan due 2011.  Bunge has accounted for these cross-currency interest rate swap agreements as fair value hedges.

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements as of September 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)
U.S. dollar/Yen cross-currency interest rate swaps	$111	$111

(1)                                  The cross-currency interest rate swap agreements mature in 2011.

(2)                                  Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

Commodity derivatives — Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices.  Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge’s wholly-owned futures clearing subsidiary.  Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities.  While Bunge considers these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, the Company does not designate or account for the majority of its commodity contracts as hedges.  Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the condensed consolidated statements of income.  The forward contracts require performance of both Bunge and the contract counterparty in future periods.  Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges.  Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, Bunge hedges portions of its forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity.  The instruments used are exchange traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities derivative positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Agricultural Commodities
Futures	(8,822,780)	—	—	Metric Tons
Options	(521,067)	(109,701)	168,423	Metric Tons
Forwards	—	(19,510,556)	26,273,503	Metric Tons
Swaps	—	(3,833,697)	—	Metric Tons

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

The table below summarizes the open ocean freight positions as of September 30, 2009:

	September 30, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Ocean Freight
FFA	(12,792)	(4,241)	7,452	Hire Days
FFA Options	(243)	—	—	Hire Days

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

The table below summarizes the open energy positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Natural Gas (3)
Futures	1,442,500	—	—	MMBtus
Forwards	—	—	—	MMBtus
Swaps	—	—	251,186	MMBtus
Options	—	—	—	MMBtus
Energy-Other
Futures	(375,291)	—	—	Metric Tons
Forwards	—	(4,272,523)	2,203,491	Metric Tons
Swaps	—	(189,235)	139,298	Metric Tons
Options	(370,630)	(342,244)	318,622	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the nine months ended September 30, 2009:

	Gain or (Loss) Recognized in Income on Derivative
(US$ in millions)	Location	Amount
Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$ —
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(9)
Energy (3)	Cost of goods sold	—
Total		$ (9)
Undesignated Derivative Contracts
Interest Rate	Other income (expenses) — net	$ (3)
Foreign Exchange	Foreign exchange gains (losses)	(197)
Foreign Exchange	Cost of goods sold	13
Commodities	Cost of goods sold	138
Freight	Cost of goods sold	37
Energy	Cost of goods sold	(6)
Total		$ (18)

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
(US$ in millions)	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)
Cash Flow Hedge:
Foreign Exchange (4)	$651	$47	Foreign exchange gains (losses)	$(46)	Foreign exchange gains (losses)	$(3)
Commodities (5)	56	(17)	Cost of goods sold	(10)	Cost of goods sold	3
Total	$707	$30		$(56)		$—
Net Investment Hedge (6):
Foreign Exchange	$419	$(131)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$419	$(131)		$—		$—

(1)                                  The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September  30, 2009, Bunge expects to reclassify into income in the next 12 months approximately $3 million, $2 million and zero of after tax losses related to its foreign exchange, commodities and net investment cash flow hedges, respectively.

(2)                                  The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)                                  The amount of gain or (loss) recognized in income is $1 million, which relates to the ineffective portion of the hedging relationships and $(1) million, which relates to the amount excluded from the assessment of hedge effectiveness.

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

Senior notes—In June 2009, Bunge completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes), which bear interest at 8.50% per year.  The senior notes will mature on June 15, 2019.  The senior notes were issued by Bunge’s 100%-owned finance subsidiary, Bunge Limited Finance Corp, and are fully and unconditionally guaranteed by Bunge Limited.  Interest on the senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2009.  Bunge used the net proceeds from this offering, of approximately $595 million after deducting underwriters’ commissions and offering expenses, to repay outstanding indebtedness.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2009		December 31, 2008
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,648	$3,802	$3,110	$3,034

9.                                    RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products and fertilizer products from its unconsolidated joint ventures, which totaled $251 million and $305 million for the three months ended September  30, 2009 and 2008, respectively, and $770 million and $831 million for the nine months ended September  30, 2009 and 2008, respectively.  Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $122 million and $75 million for the three months ended September 30, 2009 and 2008, respectively, and $441 million and $184 million for the nine months ended September 30, 2009 and 2008.  Bunge believes these transactions are recorded at values similar to those with third parties.

10.                             EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended September 30,		Foreign-Pension Benefits Three Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$3	$2	$1	$1
Interest cost	5	5	9	9
Expected return on plan assets	(5)	(5)	(9)	(10)
Amortization of prior service cost	—	—	—	1
Amortization of net loss (gain)	2	1	(1)	—
Net periodic benefit cost	$5	$3	$—	$1

	U.S.-Pension Benefits Nine Months Ended September 30,		Foreign-Pension Benefits Nine Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$9	$8	$2	$3
Interest cost	16	15	27	27
Expected return on plan assets	(16)	(15)	(28)	(29)
Amortization of prior service cost	1	1	—	1
Amortization of net loss (gain)	3	1	(2)	—
Net periodic benefit cost	$13	$10	$(1)	$2

	U.S.- Postretirement Benefits Three Months Ended September 30,		Foreign- Postretirement Benefits Three Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$—	$—	$1	$—
Interest cost	—	—	2	1
Amortization of net loss (gain)	—	—	—	—
Net periodic benefit cost	$—	$—	$3	$1

	U.S.- Postretirement Benefits Nine Months Ended September 30,		Foreign- Postretirement Benefits| Nine Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Service cost	$—	$—	$1	$1
Interest cost	1	1	6	2
Amortization of net loss (gain)	—	—	—	—
Net periodic benefit cost	$1	$1	$7	$3

In the nine months ended September 30, 2009, Bunge made contributions totaling approximately $37 million and approximately $6 million to its U.S. and foreign defined benefit pension plans, respectively.  In the nine months ended September 30, 2008, Bunge made contributions totaling approximately $23 million and approximately $7 million to its U.S. and foreign defined benefit pension plans, respectively.

In the nine months ended September 30, 2009, Bunge made contributions totaling approximately $2 million and approximately $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the nine months ended September 30, 2008, Bunge made contributions totaling approximately $1 million and approximately $4 million to its U.S. and to its foreign postretirement benefit plans, respectively.

11.                             COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the liabilities recorded for the foregoing matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at September 30, 2009 and December 31, 2008 are the following accrued liabilities:

(US$ in millions)	September 30, 2009	December 31, 2008
Tax claims	$149	$156
Labor claims	107	78
Civil and other claims	115	97
Total	$371	$331

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

Civil and Other— The civil and other claims relate to various disputes with suppliers, customers and other third parties.

Guarantees—Bunge has issued or was a party to the following guarantees at September 30, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$142
Unconsolidated affiliates financing (2)	13
Total	$155

(1)                                  Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2009, Bunge had approximately $104 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements.  The fair value of these guarantees at September 30, 2009 was not significant.

(2)                                  Bunge issued guarantees to certain financial institutions related to debt of its unconsolidated joint ventures in Argentina, which are its unconsolidated affiliates.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates ranging from 2009 to 2012.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  The fair value of these guarantees at September 30, 2009 was not significant.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2009, debt with a carrying amount of $3,419 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Also, one of Bunge’s subsidiaries has provided a guarantee of third-party indebtedness of one of its subsidiaries.  The total debt outstanding as of September 30, 2009 subject to this guarantee was approximately $88 million and was recorded as long-term debt in Bunge’s condensed consolidated balance sheet.

12.                             COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Net income	$197	$324	$343	$1,506
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	468	(1,063)	1,165	(463)
Unrealized (losses) gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax benefit (expense) of $1, $11 (2009) and $(26), $13 (2008)	(2)	(54)	30	(27)
Unrealized gains (losses) on investments, net of tax benefit (expense) of $0, $(1) (2009) and $0, $2 (2008)	—	—	2	(5)
Reclassification of realized net losses (gains) to net income, net of tax of (benefit) expense $(5), $(30) (2009) and $(2), $5 (2008)	25	4	56	(7)
Pension adjustment, net of tax of $5	—	—	(10)	—
Total comprehensive income (loss)	688	(789)	1,586	1,004
Less: Comprehensive (income) loss attributable to noncontrolling interest	(35)	37	(156)	(185)
Total comprehensive income (loss) attributable to Bunge	$653	$(752)	$1,430	$819

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

In August 2009, Bunge sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters’ over-allotment option, for which it received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses.  Bunge used the net proceeds of this offering to repay indebtedness and for other general corporate purposes.

Bunge has 862,455 mandatory convertible preference shares outstanding as of September 30, 2009.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2246 and 9.7051 of Bunge Limited common shares, subject to certain specified anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2246, subject to certain specified anti-dilution adjustments (which represents 7,093,347 Bunge Limited common shares as of September 30, 2009).

In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of September 30, 2009.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option into approximately 1.0861 Bunge Limited common shares based on a conversion price of $92.0704 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,494,090 Bunge Limited common shares as of September 30, 2009).

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2009	2008	2009	2008
Net income attributable to Bunge	$232	$234	$350	$1,274
Convertible preference share dividends (1)	—	(19)	(39)	(58)
Net income available to Bunge common shareholders	$232	$215	$311	$1,216
Weighted average number of common shares outstanding:
Basic	127,800,921	121,616,824	123,874,575	121,494,029
Effect of dilutive shares:
–Stock options and awards	1,151,772	1,649,876	1,133,135	1,567,986
–Convertible preference shares	14,587,437	14,572,370	7,494,090	14,572,541
Diluted (2)	143,540,130	137,839,070	132,501,800	137,634,556
Earnings per common share:
Basic	$1.82	$1.77	$2.51	$10.01
Diluted	$1.62	$1.70	$2.48	$9.26

(1)          Dividends on the convertible preference shares are payable March 1, June 1, September 1 and December 1 of each year. Bunge declared the dividends payable on September 1, 2009 and December 1, 2009, in May and October 2009, respectively. See Note 17 of the notes to the condensed consolidated financial statements.

(2)          Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and nine months ended September 30, 2009.  Approximately 7,093,347 weighted average common shares that are issuable upon conversion of the mandatory convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the nine months ended September 30, 2009.  Approximately 1 million stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and nine months ended September 30, 2008.

14.                             INCOME TAXES

Bunge’s effective tax rate for the nine months ended September 30, 2009 was a benefit of 19%, resulting primarily from lower pre-tax earnings in higher tax jurisdictions, particularly related to the fertilizer business in Brazil.  In addition, in the nine months ended September 30, 2009 Bunge recognized certain tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

15.                             TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

In the nine months ended September 30, 2009, certain third party investors in a private investment fund consolidated by Bunge redeemed their shares in the fund.  The shares were valued at $43 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund.  Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund.  This transaction resulted in Bunge’s ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at September 30, 2009.

During the nine months ended September 30, 2009, certain of Bunge’s Brazilian subsidiaries, which are primarily involved in its sugar businesses, received approximately $52 million in capital contributions from noncontrolling interests.  Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

In the nine months ended September 30, 2009, Bunge entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S.  Bunge has a 51% controlling interest in the joint venture.  Bunge received $22 million of capital contributions from the noncontrolling interests for a 49% interest, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

In the nine months ended September 30, 2008, certain of Bunge’s Brazilian subsidiaries, which are primarily involved in its sugar businesses, received approximately $22 million as initial capital contributions from noncontrolling interests for a 20% interest in these subsidiaries.  In addition, during the nine months ended September 30, 2008, Bunge recorded a capital contribution of $13 million in additional paid-in capital as a result of a final purchase price adjustment relating to the merger of its subsidiaries in Poland.  In the merger, Bunge exchanged 18% of the stock of one of its subsidiaries for additional ownership interests in certain non-wholly owned subsidiaries and affiliates, resulting in consolidation of all of these entities by Bunge.

16.                             SEGMENT INFORMATION

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

Operating Segment Information

(US$ in millions)

Three Months Ended September 30, 2009	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Other(1)	Total
Net sales to external customers	$8,133	$1,190	$1,572	$403	$—	$11,298
Inter–segment revenues	807	4	30	1	(842)	—
Gross profit (loss)	353	(162)	112	40	—	343
Foreign exchange gains (losses)	108	60	2	(1)	—	169
Equity in earnings of affiliates	(1)	—	—	1	—	—
Noncontrolling interest	(2)	54	(2)	—	(15)	35
Other income (expense) – net	(1)	(3)	1	(1)	—	(4)
Segment EBIT (2)	294	(127)	35	7	—	209
Depreciation, depletion and amortization	(50)	(40)	(18)	(11)	—	(119)
Three Months Ended September 30, 2008
Net sales to external customers	$10,152	$1,899	$2,232	$514	$—	$14,797
Inter–segment revenues	2,072	36	40	2	(2,150)	—
Gross profit	534	543	84	48	—	1,209
Foreign exchange (losses)	(192)	(270)	(9)	—	—	(471)
Equity in earnings of affiliates	7	2	4	1	—	14
Noncontrolling interest	(6)	(112)	(4)	—	32	(90)
Other income (expense) – net	1	(1)	(2)	1	—	(1)
Segment EBIT (2)	170	84	(29)	22	—	247
Depreciation, depletion and amortization	(48)	(44)	(20)	(5)	—	(117)

Nine Months Ended September 30, 2009
Net sales to external customers	$23,070	$2,730	$4,534	$1,156	$—	$31,490
Inter–segment revenues	2,517	15	103	17	(2,652)	—
Gross profit (loss)	1,071	(567)	274	112	—	890
Foreign exchange gains (losses)	226	246	(1)	(1)	—	470
Equity in earnings of affiliates	(7)	1	14	3	—	11
Noncontrolling interest	(12)	36	(6)	—	(11)	7
Other income (expense) – net	(1)	(7)	(3)	(1)	—	(12)
Segment EBIT (2)	760	(442)	67	40	—	425
Depreciation, depletion and amortization	(141)	(106)	(52)	(20)	—	(319)
Nine Months Ended September 30, 2008
Net sales to external customers	$28,894	$4,875	$6,411	$1,451	$—	$41,631
Inter–segment revenues	6,568	169	99	6	(6,842)	—
Gross profit	1,743	1,314	306	164	—	3,527
Foreign exchange losses	(33)	(169)	(4)	—	—	(206)
Equity in earnings of affiliates	9	6	9	3	—	27
Noncontrolling interest	(23)	(294)	(7)	—	92	(232)
Other income (expense) – net	(20)	(4)	10	1	—	(13)
Segment EBIT (2)	1,035	610	36	86	—	1,767
Depreciation, depletion and amortization	(144)	(130)	(56)	(14)	—	(344)

(1)                                  Includes noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)                                  Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not a key factor in evaluating the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$209	$247	$425	$1,767
Interest income	20	57	96	159
Interest expense	(79)	(97)	(212)	(285)
Income tax benefit (expense)	97	(5)	52	(459)
Noncontrolling interest share of interest and tax	(15)	32	(11)	92
Net income attributable to Bunge	$232	$234	$350	$1,274

17.          SUBSEQUENT EVENTS

On October 16, 2009 Bunge acquired the European margarine businesses of Raisio plc for approximately 80 million euros.  The acquisition includes two margarine production plants and a portfolio of brands. As of November 9, 2009, Bunge is in the process of determining the value of assets, liabilities, and any associated goodwill and intangibles acquired.

In addition, on October 9, 2009, Bunge announced that its Board of Directors had approved a regular quarterly cash dividend of $0.21 per common share.  The dividend will be payable on December 2, 2009 to common shareholders of record on November 18, 2009.  Bunge also announced on October 9, 2009 that it will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on December 1, 2009 to convertible preference shareholders of record on November 15, 2009.

November 9, 2009, the issuance date of Bunge’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009, is the cutoff date for subsequent events disclosure in this Current Report on Form 10-Q.

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

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2009 Overview

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates.  Both translation of our foreign subsidiaries’ financial statements and foreign currency transactions can affect our results.  On a monthly basis local currency-based subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted average exchange rates during the monthly period.  As a result, fluctuations of local currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods.  Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss).

Additionally, we record transaction gains or losses on monetary assets and liabilities of our foreign subsidiaries that are denominated in U.S. dollars.  These U.S. dollar-denominated amounts are remeasured into their respective subsidiary functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the subsidiary’s statement of income and, therefore, in our consolidated statements of income as a foreign exchange gain (loss).

From time to time we also enter into derivative financial instruments, such as foreign currency forward contracts, swaps and options, to limit our exposure to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities and our local currency operating expenses.  These derivative instruments are marked-to-market, with changes in their fair value recognized as a component of foreign exchange in our consolidated statements of income.  We may also hedge other foreign currency exposures as management deems appropriate.

For the third quarter of 2009, the U.S. dollar weakened against most global currencies.  In particular, the Brazilian real appreciated by 10% against the U.S. dollar for the third quarter of 2009 compared to a devaluation of the real by 17% against the U.S. dollar for the third quarter of 2008 and the Brazilian real appreciated by 31% against the U.S. dollar for the nine months ended September 30, 2009 compared to a devaluation of 7% against the U.S. dollar for the same period of 2008 .  The appreciation of the Brazilian real in the third quarter of 2009 resulted in transaction gains primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries. These transaction gains and losses impact the comparison of our financial statements between periods.

The translation of functional currency costs and expenses at monthly average exchange rates also impacts the comparison of our financial statements between periods.   During the third quarter of 2009 the Brazilian real was on average 12% weaker against the U.S. dollar compared to the third quarter of 2008.  Similarly, during the nine-months ended September 30, 2009, the average real was on average 24% weaker against the U.S. dollar compared to the same period of 2008.  The impact on our financial statements of the weaker real in both the quarter and nine months ended September 30, 2009 compared to the same respective periods of 2008 was a decrease in translated local currency costs and expenses.

Segment Overview

Agribusiness results were stronger in the third quarter of 2009 compared with the same period of 2008 as higher grain origination and oilseed processing results benefited from tight soybean supplies in Argentina due to earlier weather issues and strong demand from China.  These improved results more than offset lower softseed processing results in Europe and Canada.  Risk management strategies worked well during a volatile period.  Volumes increased primarily as a result of increased sugar merchandising.  Third quarter 2008 EBIT included a $60 million credit related to certain transactional taxes in Brazil that were accrued and paid in past years.

Fertilizer losses in the third quarter of 2009 were primarily driven by the continued mismatch between current low market prices for fertilizer products and high inventory costs.  Volumes increased in the quarter relative to the same period last year as South American farmer purchasing patterns returned to a more traditional seasonal pattern of making fertilizer purchases close to the time they plant their crops.  Additionally, we gained market share in certain regions in Brazil. Low margins were partially offset by $60 million of foreign exchange gains resulting from the strengthening of the Brazilian real on U.S. dollar-denominated financing of working capital.  Noncontrolling interest decreased due to lower results at Fosfertil.

Edible oil results for the third quarter of 2009 improved from the same period last year in most regions of the world with Europe and North America showing the strongest improvement reflected in both margins and volumes.

Milling products’ results for the third quarter of 2009 were negatively impacted by lower margins in wheat milling.  These results were partially offset by higher volumes in corn milling compared with the third quarter of 2008.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

(US$ in millions, except	Three Months Ended September 30,			Nine Months Ended September 30,
volumes and percentages)	2009	2008	Change	2009	2008	Change
Volumes (in thousands of metric tons):
Agribusiness	30,493	29,683	3%	91,723	86,501	6%
Fertilizer	3,814	3,082	24%	8,301	8,748	(5)%
Edible oil products	1,465	1,452	1%	4,241	4,281	(1)%
Milling products	1,071	1,004	7%	3,334	2,972	12%
Total	36,843	35,221	5%	107,599	102,502	5%
Net sales:
Agribusiness	$ 8,133	$ 10,152	(20)%	$ 23,070	$ 28,894	(20)%
Fertilizer	1,190	1,899	(37)%	2,730	4,875	(44)%
Edible oil products	1,572	2,232	(30)%	4,534	6,411	(29)%
Milling products	403	514	(22)%	1,156	1,451	(20)%
Total	$ 11,298	$ 14,797	(24)%	$ 31,490	$ 41,631	(24)%
Cost of goods sold:
Agribusiness	$ (7,780)	$ (9,618)	(19)%	$(21,999)	$(27,151)	(19)%
Fertilizer	(1,352)	(1,356)	—%	(3,297)	(3,561)	(7)%
Edible oil products	(1,460)	(2,148)	(32)%	(4,260)	(6,105)	(30)%
Milling products	(363)	(466)	(22)%	(1,044)	(1,287)	(19)%
Total	$(10,955)	$(13,588)	(19)%	$(30,600)	$(38,104)	(20)%
Gross profit:
Agribusiness	$ 353	$ 534	(34)%	$ 1,071	$ 1,743	(39)%
Fertilizer	(162)	543	(130)%	(567)	1,314	(143)%
Edible oil products	112	84	33%	274	306	(10)%
Milling products	40	48	(17)%	112	164	(32)%
Total	$ 343	$ 1,209	(72)%	$ 890	$ 3,527	(75)%
Selling, general and administrative expenses:
Agribusiness	$ (163)	$ (174)	(6)%	$ (517)	$ (641)	(19)%
Fertilizer	(76)	(78)	(3)%	(151)	(243)	(38)%
Edible oil products	(78)	(102)	(24)%	(211)	(278)	(24)%
Milling products	(32)	(28)	14%	(73)	(82)	(11)%
Total	$ (349)	$ (382)	(9)%	$ (952)	$ (1,244)	(23)%
Foreign exchange gains (losses):
Agribusiness	$ 108	$ (192)		$ 226	$ (33)
Fertilizer	60	(270)		246	(169)
Edible oil products	2	(9)		(1)	(4)
Milling products	(1)	—		(1)	—
Total	$ 169	$ (471)		$ 470	$ (206)

(US$ in millions, except	Three Months Ended September 30,			Nine Months Ended September 30,
volumes and percentages)	2009	2008	Change	2009	2008	Change
Equity in earnings of affiliates:
Agribusiness	$(1)	$7	(114)%	$(7)	$9	(178)%
Fertilizer	–	2	(100)%	1	6	(83)%
Edible oil products	–	4	(100)%	14	9	56%
Milling products	1	1	–%	3	3	–%
Total	$–	$14	(100)%	$11	$27	(59)%
Noncontrolling interest:
Agribusiness	$(2)	$(6)		$(12)	$(23)
Fertilizer	54	(112)		36	(294)
Edible oil products	(2)	(4)		(6)	(7)
Milling products	–	–		–	–
Total	$50	$(122)		$18	$(324)
Other income (expense):
Agribusiness	$(1)	$1		$(1)	$(20)
Fertilizer	(3)	(1)		(7)	(4)
Edible oil products	1	(2)		(3)	10
Milling products	(1)	1		(1)	1
Total	$(4)	$(1)		$(12)	$(13)
Segment earnings before interest and tax:
Agribusiness	$294	$170	73%	$760	$1,035	(27)%
Fertilizer	(127)	84	(251)%	(442)	610	(172)%
Edible oil products	35	(29)	221%	67	36	86%
Milling products	7	22	(68)%	40	86	(53)%
Total (1)	$209	$247	(15)%	$425	$1,767	(76)%
Depreciation, depletion and amortization:
Agribusiness	$(50)	$(48)	4%	$(141)	$(144)	(2)%
Fertilizer	(40)	(44)	(9)%	(106)	(130)	(18)%
Edible oil products	(18)	(20)	(10)%	(52)	(56)	(7)%
Milling products	(11)	(5)	120%	(20)	(14)	43%
Total	$(119)	$(117)	2%	$(319)	$(344)	(7)%

(1)                                  Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not a key factor in evaluating the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2009	2008	2009	2008
Reconciliation of total segment earnings before interest and tax:
Total segment earnings before interest and tax	$209	$247	$425	$1,767
Interest income	20	57	96	159
Interest expense	(79)	(97)	(212)	(285)
Income tax benefit (expense)	97	(5)	52	(459)
Noncontrolling interest share of interest and tax	(15)	32	(11)	92
Net income attributable to Bunge	$232	$234	$350	$1,274

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Agribusiness Segment.  Agribusiness segment net sales decreased 20% primarily due to lower market prices for agricultural commodities when compared to the historically high market prices experienced during most of the third quarter of 2008.  Volumes increased 3% primarily as a result of higher volumes in sugar merchandising and grain origination in Brazil due to increased demand from China.  These increases were partially offset by lower trading and distribution volumes, primarily in Europe as the third quarter of 2008 benefited from a strong import program due to supply disruptions.

Cost of goods sold decreased 19% primarily due to lower market prices when compared to the historically high market prices experienced during most of the third quarter of 2008 for agricultural commodities and energy.  The reduction in cost of goods sold resulting from lower prices was partially offset by the impact of the stronger Brazilian real on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar held by our Brazilian subsidiary.

Gross profit decreased 34% primarily due to the negative impact of the appreciation of the Brazilian real during the quarter compared with the third quarter of 2008, which was only partially offset by stronger grain origination margins.

SG&A expenses decreased 6% when compared to the same quarter of 2008 primarily due to lower bad debt expense, lower employee-related costs and the favorable impact of foreign exchange translation on local currency costs of our foreign subsidiaries when translated into U.S. dollars.  SG&A expenses in the third quarter of 2008 included a $60 million credit related to certain transactional taxes in Brazil.

Foreign exchange gains of $108 million in the third quarter of 2009 related primarily to the impact of the real appreciation on U.S. dollar financing of working capital in Brazil, compared to losses of $192 million in the third quarter of 2008 when the Brazilian real depreciated during the quarter.  Foreign exchange gains in the third quarter of 2009 were substantially offset by foreign exchange losses included in gross profit as mentioned above resulting from the impact of the Brazilian real appreciation on the mark-to-market valuation of readily marketable commodity inventories at market prices linked to the U.S. dollar.

Equity in earnings of affiliates for the third quarter of 2009 was a net loss of $1 million as a result of losses in some of our North American and European biofuel joint ventures.  These losses were partially offset by earnings in Solae, our soy specialty food ingredients joint venture with DuPont.

Noncontrolling interest decreased from the same period last year, primarily as a result of lower results in non-wholly owned subsidiaries in Brazil.

Segment EBIT increased $124 million from $170 million for the three months ended September 30, 2008, which included a transactional tax credit of $60 million as discussed above, to $294 million for the three months ended September 30, 2009 largely due to improved margins in grain origination.  The impact of foreign exchange gains largely offset the negative currency impact on lower gross profit resulting from the mark-to-market of U.S. dollar-linked readily marketable commodity inventories.

Fertilizer Segment.  Fertilizer segment net sales decreased 37% in the third quarter of 2009 compared with the same period of last year due to lower selling prices for fertilizer products. Over the past year, fertilizer prices declined from the historically high fertilizer prices experienced in the third quarter of 2008.  The decrease in sales resulting from lower prices was partially offset by an increase in volumes as farmer purchasing patterns returned to a more traditional seasonal sales pattern compared to 2008 when farmers accelerated purchases from the second half of the year into the first half of the year, as well as an increase in market share in certain regions of Brazil during the third quarter of 2009.

Cost of goods sold was largely unchanged when compared with the third quarter of 2008 as volume increases largely offset the impact of the decline in international fertilizer prices on inventory sold during the third quarter of 2009.

Gross profit decreased 130% as a result of lower margins due to the mismatch of declining sales prices and high cost inventories relative to sales prices in the third quarter of 2009 compared with rising international fertilizer prices during the third quarter of 2008 that more than offset the higher raw material input costs.  Volume increases during the third quarter of 2009 relative to the same period last year partially offset the low margin sales.

SG&A expenses decreased 3% primarily as a result of lower employee related costs and by the favorable impact of the weaker Brazilian real on the translation of local currency expenses into U.S. dollars when compared with the same period of last year.  These decreases were partially offset by higher bad debt provisions compared to the third quarter of 2008 primarily due to the bankruptcy of a customer during the period.

Foreign exchange gains of $60 million resulted from the Brazilian real appreciation during the third quarter of 2009 compared with losses of $270 million during the third quarter of 2008 when the Brazilian real depreciated.  Some of the offsetting losses on fertilizer inventories have been recognized in the quarter as fertilizer inventories were sold.

Equity in earnings of affiliates netted to break-even in the third quarter of 2009 compared to a gain of $2 million in the third quarter of 2008 due to lower results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Noncontrolling interest decreased $166 million due to lower earnings at Fosfertil.

Segment EBIT decreased 251% primarily due to the mismatch of the high cost of inventories relative to sales prices in the third quarter of 2009, which more than offset higher volumes and the impact of exchange gains in the third quarter of 2009 compared to exchange losses in the third quarter of 2008.

Edible Oil Products Segment.  Edible oil products segment net sales were 30% lower than the third quarter of 2008 mainly due to lower average selling prices driven by a decline in input costs, in particular crude vegetable oil prices.  A 1% increase in volumes partially offset the price decreases.

Cost of goods sold decreased 32% primarily due to lower crude vegetable oil prices, which followed the lower prices of oilseeds and other commodities in the third quarter of 2009 compared with historically high prices in 2008.  In addition, costs in the third quarter of 2009 were favorably impacted by foreign exchange translation effects at certain European subsidiaries compared with the third quarter of 2008.

Gross profit increased 33% as margins improved in North America and costs were favorably impacted by foreign exchange translation effects, primarily in Europe.

SG&A expenses decreased 24% due to the favorable impact of the foreign exchange translation of local currency expenses into U.S. dollars compared with the same period last year and lower employee related costs.

Foreign exchange gains were $2 million in the third quarter of 2009 compared to losses of $9 million in the third quarter of 2008, primarily due to the impact of the appreciation of the Brazilian real and several European currencies on the U.S. dollar- denominated financing of working capital compared to losses resulting from Brazilian real devaluation in the third quarter of 2008.

Equity in earnings of affiliates was break-even for the third quarter of 2009 compared with a gain of $4 million in the same period of 2008 due to lower results in Saipol, our European joint venture engaged in the sale of branded bottled oils.

Noncontrolling interest decreased due to lower results in non-wholly owned subsidiaries in Poland.

Segment EBIT was a gain of $35 million in the third quarter of 2009 compared with a loss of $29 million in the third quarter of 2008. A combination of higher segment gross profit, lower SG&A expenses and foreign exchange gains accounted for the improvement in the results of the edible oil segment for the third quarter of 2009.

Milling Products Segment.  Milling products segment net sales decreased 22% due to lower average selling prices of milled wheat, corn and related products primarily due to lower agricultural commodity prices.  Increased competition in Brazilian wheat milling also pressured pricing in that business.  The declines in prices more than offset a 7% increase in volumes, primarily in corn milling, during the third quarter of 2009.

Cost of goods sold decreased 22%, despite the 7% increase in volumes, primarily due to lower prices of corn and wheat raw materials.  In addition, costs for the third quarter of 2009 were favorably impacted by the foreign exchange translation of Brazilian real expenses compared with the third quarter of 2008.

Gross profit decreased 17% as a result of lower net sales and increased competition in wheat milling.

SG&A expenses increased to $32 million in the third quarter of 2009 compared to $28 million in the third quarter of 2008 primarily due to additional expenses related to wheat milling in Brazil.  This was partially offset by the favorable effect of the foreign exchange translation of Brazilian real-denominated expenses.

Segment EBIT in the third quarter of 2009 was $15 million lower than the third quarter of 2008 due to lower gross profit and higher SG&A expenses.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended September 30,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$20	$57	(65)%
Interest expense	(79)	(97)	(19)%

Interest income decreased 65% primarily due to lower interest rates and reductions in interest bearing balances.  Interest expense decreased 19% in the three months ended September 30, 2009 from the comparable period in 2008 due to lower interest rates as well as reduced average borrowings resulting from lower working capital requirements.

Income Tax Expense.  Income tax expense decreased $102 million to a benefit of $97 million in the three months ended September 30, 2009 from an expense of $5 million in the three months ended September 30, 2008.  The effective tax rate for the three months ended September 30, 2009 was a benefit of 97% compared to an expense of 2% for the same period of 2008.  The decrease related primarily to the combination of losses in our Brazilian fertilizer operations altering the mix of earnings among jurisdictions and tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

Net Income Attributable to Bunge.  Net income attributable to Bunge decreased $2 million to $232 million in the three months ended September 30, 2009 from $234 million in the three months ended September 30, 2008 due to higher results in the agribusiness and edible oils segments partially offset by losses in the fertilizer segment.  In addition, net income attributable to Bunge for the third quarter of 2009 included tax benefits of approximately $25 million as discussed above.  Net income attributable to Bunge for the three months ended September 30, 2008 included a $41 million after tax credit that related to certain transactional taxes in Brazil.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Agribusiness Segment. Agribusiness segment net sales decreased by 20% due to lower agricultural commodity prices compared to historically high market prices for most agricultural commodities and commodity products in our portfolio during the first nine months of 2008.  Volumes increased 6% largely driven by higher grain origination volumes mainly in Europe, as well as increases in sugar merchandising and oilseed processing volumes primarily in Europe and Asia, reflecting our growth in these areas.  These increases more than offset lower volumes in our oilseed distribution business.

Cost of goods sold decreased by 19% due to lower agricultural commodity prices and the favorable impact of the stronger U.S. dollar on foreign local currency costs of subsidiaries, primarily in Brazil, when translated into U.S. dollars.  Cost of goods sold for the nine months ended September 30, 2008 included a $117 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit decreased by 39% for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  Excluding the 2008 transactional tax credit mentioned above, gross profit declined 34% primarily due to lower margins in our oilseed processing operations when compared with very strong margins, particularly in the first half of 2008.

SG&A decreased by 19% primarily due to lower employee variable compensation related costs, the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars and lower bad debt provisions.  SG&A for the nine months ended September 30, 2008 included a bad debt provision of $31 million related to advances to farmers in Paraguay.

Foreign exchange gains of $226 million for the nine months ended September 30, 2009 compares with a foreign exchange loss of $33 million in the same period last year and was caused by the 31% appreciation of the Brazilian real during the nine months ended September 30, 2009 compared to a devaluation of 7% in the same period last year.  Foreign exchange gains and losses are largely offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates was a loss of $7 million in the nine months ended September 30, 2009, primarily due to weaker results in our biofuel joint ventures in Europe and North America.  Equity in earnings of affiliates of $9 million in the first nine months of 2008 related primarily to strong results in Diester Industries International, our European biofuel joint venture.

Noncontrolling interest decreased $11 million due to lower results in non-wholly owned subsidiaries.

Other income (expense) for the nine months ended September 30, 2009 was a net expense of $1 million compared to a net expense of $20 million for the same period last year.  The nine months ended September 30, 2008 included a provision of $19 million for an adverse ruling received during the third quarter related to a Brazilian social security claim against a business that was formerly owned by one of our Brazilian subsidiaries.

Segment EBIT decreased to $760 million from $1,035 million last year primarily as a result of lower margins, particularly in oilseed processing when compared with exceptionally strong margins in 2008, particularly in the first half of that year.  Additionally, the nine months ended September 30, 2008 included a credit of $117 million related to certain Brazilian transactional taxes.

Fertilizer Segment.  Fertilizer segment net sales decreased by 44% primarily due to lower domestic and international fertilizer prices and lower volumes.  Fertilizer prices in Brazil are determined by reference to international prices.  However, for much of 2009, fertilizer sales prices in Brazil were further impacted as local competitors reduced selling prices in order to liquidate inventories in an environment of tight credit, particularly during the first half of the year.  Despite farmer purchasing patterns returning to more historical norms from the early purchases seen in the first half of 2008 when commodity prices were at historical highs and crop input costs were steadily increasing, sales volumes decreased by 5% compared to the same period last year as farmers remained hesitant with regard to the purchasing of crop inputs.

Cost of goods sold decreased by 7% primarily due to lower sales volumes and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars compared to the nine months ended September 30, 2008.  These factors were largely offset by the impact of high cost inventories relative to international fertilizer prices during the first nine months of 2009, including $185 million of inventory valuation write-downs in the first half of 2009.

Gross profit decreased by 143% due to lower volumes and the mismatch of sales prices and inventory costs as domestic sales prices declined at a faster rate than international fertilizer prices during the first nine months of 2009 compared with rising international fertilizer prices during the first nine months of 2008, which more than offset the higher raw material input costs.

SG&A expenses decreased 38%, primarily as a result of lower employee variable compensation related costs and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  In addition, SG&A expenses for the first nine months of 2009 included a $32 million reversal of a transactional tax provision due to a Brazilian law change.

Foreign exchange gains were $246 million for the nine months ended September 30, 2009 compared to losses of $169 million for the same period last year due to the impact of a stronger Brazilian real on U.S. dollar-denominated monetary liabilities funding Brazilian real-denominated fertilizer inventories.  These gains were largely offset in reduced gross margins during the first nine months of 2009 as higher-cost inventories were sold.

Equity in earnings of affiliates was $1 million in the nine months ended September 30, 2009 compared to $6 million in the same period of 2008 due to lower results from Fosbrasil, our Brazilian joint venture which produces purified phosphoric acid.

Noncontrolling interest decreased 112% due to lower earnings at Fosfertil compared to the exceptionally strong first nine months of 2008.

Segment EBIT decreased by 172% primarily as a result of lower gross profit, which was negatively impacted by a mismatch of higher inventory costs purchased in earlier periods compared with declining selling prices during the nine months ended September 30, 2009 and higher local currency costs for that period when translated into U.S. dollars.  Lower gross profit was only partially offset by lower SG&A expenses.  Foreign exchange gains largely offset the negative impact on gross profit of higher local currency costs when translated into U.S. dollars.

Edible Oil Products Segment. Edible oil products segment net sales decreased by 29% mainly due to lower average selling prices as a result of lower crude vegetable oil prices.  Volumes decreased by 1% largely driven by lower sales volumes in Brazil resulting from a highly competitive environment.

Cost of goods sold also decreased by 30% as a result of lower crude vegetable oil prices and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Gross profit decreased by 10% as a result of weaker margins, primarily due to the highly competitive environment in Brazil, and slightly lower volumes.

SG&A expenses decreased by 24% primarily due to lower employee variable compensation related costs and the beneficial effect of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Foreign exchange losses of $1 million related to fluctuations in certain European currencies during 2009 which were partially offset by the strengthening of the Brazilian real during the same period.  For the first nine months of 2008, foreign exchange losses of $4 million resulted from the stronger U.S. dollar during that period.

Equity in earnings of affiliates increased by 56% to $14 million compared to $9 million for the nine months ended September 30, 2008, due to improved earnings at Saipol, our European joint venture engaged in the sale of branded bottled oils, which experienced losses in the first nine months of 2008.

Noncontrolling interest decreased due to weaker results in non-wholly owned subsidiaries primarily in Europe.

Other income (expense) was a net expense of $3 million for the first nine months of 2009 compared to net income of $10 million for the same period of 2008, which included a $14 million gain on a land sale in North America.

Segment EBIT increased to $67 million from $36 million last year primarily due to lower SG&A expenses and increased equity in earnings of affiliates, partially offset by higher gross profit.  The nine months ended September 30, 2008 included a $14 million gain on the land sale in North America.

Milling Products Segment.  Milling products segment net sales decreased by 20% primarily due to lower average prices of wheat and corn and related products.  This more than offset a 12% increase in volumes driven by both wheat milling and corn milling products.

Cost of goods sold decreased by 19% driven by lower raw material costs and the beneficial impact of a stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.  These cost decreases were partially offset by increased volumes.  The nine months ended September 30, 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

Gross profit decreased by 32%.  Excluding the $11 million transactional tax credit in Brazil in the first half of 2008, gross profit decreased by 27%, due to lower margins, primarily in wheat milling where 2008 results benefited from lower inventory costs relative to a rising price environment.

SG&A decreased by 11% primarily due to the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Segment EBIT decreased to $40 million from $86 million last year mainly due to lower wheat milling margins and the $11 million transactional tax credit in Brazil in the first half of 2008.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended September 30,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$96	$159	(40)%
Interest expense	(212)	(285)	(26)%

Interest income decreased 40% primarily due to lower average interest rates and lower average interest bearing cash balances.  Interest expense decreased 26% due to lower average interest rates and lower average borrowings resulting from lower working capital requirements as a result of decreased commodity prices.

Income Tax Expense.  Income tax expense decreased $511 million to a benefit of $52 million in the nine months ended September 30, 2009 from $459 million in the nine months ended September 30, 2008.  The decrease was the result of lower pre-tax earnings primarily in our Brazilian fertilizer operations.  The effective tax rate for the nine months ended September 30, 2009 was a benefit of 19%, compared to an expense of 24% for the nine months ended September 30, 2008.  The decrease related primarily to lower earnings in higher tax jurisdictions, particularly Brazil, and tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

Net Income Attributable to Bunge.  Net income attributable to Bunge decreased $924 million to $350 million in the nine months ended September 30, 2009 from $1,274 million in the nine months ended September 30, 2008 as a result of the factors described above.

Liquidity and Capital Resources

Liquidity

Our primary financial objective is to maintain sufficient liquidity, balance sheet strength and financial flexibility in order to fund the requirements of our business efficiently.  We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various revolving credit facilities and, to a lesser extent, term loans, as well as proceeds from the issuance of senior notes.  Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.87 and 1.63 at September 30, 2009 and December 31, 2008, respectively.

Cash and Cash Equivalents.  Cash and cash equivalents were $1,101 million at September 30, 2009 and $1,004 million at December 31, 2008.  Of these amounts, $121 million and $574 million, respectively, was held at Fosfertil, our non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements.  Fosfertil’s cash and cash equivalents are generally not available to other Bunge companies until a cash dividend distribution is made by Fosfertil.

Readily Marketable Inventories.  Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories of $2,529 million at September 30, 2009 and $2,619 million at December 31, 2008 were included in our agribusiness segment inventories for each period.  In addition, readily marketable inventories at fair value in the aggregate amount of $39 million and $122 million were included in our edible oil products and milling products segment inventories at September 30, 2009 and December 31, 2008, respectively.  We recorded interest expense on debt financing readily marketable inventories of $34 million and $30 million in the three months ended September 30, 2009 and 2008, respectively, and $62 million and $93 million in the nine months ended September 30, 2009 and 2008, respectively.

Financing Arrangements and Outstanding Indebtedness.  We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Certain of Bunge Limited’s 100%-owned finance subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes.  Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities.  At September 30, 2009, we had approximately $3,452 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,417 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2009	September 30, 2009	December 31, 2008
		(US$ in millions)
Commercial Paper (1)	2012	$575	$35	$—
Short-Term Revolving Credit Facilities	2010	645	—	—
Long-Term Revolving Credit Facilities (2)(3)	2010-2012	2,232	—	—
Total		$3,452	$35	$—

(1)                                In June 2009, the available amount under our commercial paper program was reduced to $575 million from $600 million as a result of a lender in the program failing to meet required credit rating levels as further discussed below.

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

(3)                                During 2008, one participant bank with a commitment of $18 million in a $650 million syndicated revolving credit facility maturing in 2011 was placed into state receivership, and therefore, total availability shown under this credit facility has been reduced by the bank’s commitment amount.

Our commercial paper program is supported by committed back-up bank credit lines equal to the amount of the commercial paper program (we refer to such back-up bank credit lines as the liquidity facility) provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services.  During the nine months ended September 2009, the short-term credit rating of one participant lending institution with a $25 million lending commitment the liquidity facility was lowered by Standard & Poors below A-1 and accordingly this lending institution has been removed from the liquidity facility.  As a result, the liquidity facility, and consequently, our commercial paper program have been reduced to $575 million from $600 million.  The liquidity facility, which matures in June 2012, permits us, at our option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At September 30, 2009, we had $35 million of commercial paper outstanding.

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

In addition to the committed facilities discussed above, from time to time, we also enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At September 30, 2009 and December 31, 2008, $100 million and $50 million, respectively, was outstanding under such short-term credit lines.  These short-term credit lines are included in short-term debt in our condensed consolidated balance sheets.

We have a $600 million three-year revolving credit facility that is scheduled to mature in January 2010.  We intend to replace this facility with a syndicated revolving credit facility on or before its scheduled maturity date.  Due to the current conditions in the credit markets, we will likely incur higher borrowing costs and fees in connection with the new facility.

In June 2009, we completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes) bearing interest at 8.50% per annum maturing on June 15, 2019.  The senior notes were issued by our 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  Interest on these senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2009.  We used the net proceeds from this offering of approximately $595 million, after deducting underwriters’ commissions and offering expenses, to repay outstanding indebtedness.

Short- and Long-Term Debt.  Our short- and long-term debt increased by $495 million at September 30, 2009 from December 31, 2008, primarily due to increased working capital resulting from higher inventories in our agribusiness segment and reduced accounts payable in our fertilizer segment.

The following table summarizes our short- and long-term indebtedness at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(US$ in millions)	2009	2008
Short-term debt:
Short-term debt (1)	$430	$473
Current portion of long-term debt	23	78
Total short-term debt	453	551
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	111	110
6.78% Senior Notes, Series B, due 2009	—	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	—
BNDES(5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% payable through 2016	97	87
Others	132	152
Subtotal	3,648	3,110
Less: Current portion of long-term debt	(23)	(78)
Total long-term debt	3,625	3,032
Total debt	$4,078	$3,583

(1)                                  Includes secured debt of $4 million at December 31, 2008.

(2)                                  Includes secured debt of $102 million and $29 million at September 30, 2009 and December 31, 2008, respectively.

(3)                                  One-, three- and six-month LIBORs at September 30, 2009 were 0.25%, 0.29% and 0.63% per annum, respectively, and at December 31, 2008 were 0.44%, 1.43% and 1.75% per annum, respectively.

(4)                                  Three-month Yen LIBOR at September 30, 2009 was 0.35% per annum and at December 31, 2008 was 0.83% per annum.

(5)                                  Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)                                  TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of September 30, 2009 and December 31, 2008 was 6.00% and 6.25% per annum, respectively.

Credit Ratings.  Our unsecured guaranteed senior notes are currently rated Baa2 (stable outlook) by Moody’s Investors Service and BBB (stable outlook) by Fitch Ratings.  In October 2009, Standard & Poor’s Ratings Services (S&P) placed its BBB- (stable outlook) credit ratings on Bunge on ‘CreditWatch’ with negative implications. This indicates that S&P intends to conduct a review of Bunge’s credit ratings and could either lower or affirm its ratings following the completion of such review. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries.  We were in compliance with these covenants as of September 30, 2009.

Interest Rate Swap Agreements.  The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.  Ineffectiveness, as defined in a FASB issued standard, is recognized to the extent that these two adjustments do not offset.

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of September 30, 2009.  Bunge has accounted for the interest rate swap agreements as fair value hedges.  The swap agreements are assumed to be perfectly effective under the shortcut method of a FASB issued standard.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
		September 30,
(US$ in millions)	2011	2009
Interest rate swap agreements — notional amount	$250	$7
Weighted average variable rate payable(1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)                                  Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

The following table summarizes our outstanding interest rate basis swap agreements as of September 30, 2009.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore Bunge has not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions)	2011	September 30, 2009
Interest rate basis swap agreements — notional amount	$375	$(3)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.25%

(1)                                  Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)                                  Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011.  Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross currency interest rate swap agreements as fair value hedges.  At September 30, 2009, the fair value of the cross currency interest rate swap agreement was a gain of $10 million.

Shareholders’ Equity.  Total equity was $10,393 million at September 30, 2009, as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2009	2008
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	3,618	2,849
Retained earnings	4,081	3,844
Accumulated other comprehensive income (loss)	269	(811)
Total Bunge shareholders’ equity	9,522	7,436
Noncontrolling interest	871	692
Total equity	$10,393	$8,128

Total Bunge shareholders’ equity increased to $9,522 million at September 30, 2009 from $7,436 million at December 31, 2008.  The increase was primarily a result of other comprehensive income of $1,080 million, which included foreign exchange translation gains of $996 million, net income attributable to Bunge of $350 million, net proceeds of $761 million received from the sale of Bunge Limited common shares, and $16 million related to stock-based compensation expense.  The increase in total Bunge shareholders’ equity was partially offset by accrued dividends to common shareholders of $74 million and accrued convertible preference share dividends of $39 million, of which $74 million was paid to our common shareholders and $58 million to our convertible preference shareholders in the nine months ended September 30, 2009, shares valued at approximately $4 million related to net settlement of vested restricted stock units for payment of employee taxes and $4 million related to a purchase of additional ownership interest in one of our non-wholly owned subsidiaries in Poland.

Noncontrolling interest increased to $871 million at September 30, 2009 from $692 million at December 31, 2008.  The increase was primarily a result of $163 million of other comprehensive income, which included foreign exchange translation gains of $169 million, $78 million of noncontrolling interest capital contributions, of which $52 million related primarily to our Brazilian subsidiaries involved in our sugar business and $22 million related to capital contributions in our joint venture to build and operate a grain terminal in Longview, Washington, U.S.  Partially offsetting the increase was $43 million of shares in a private investment fund consolidated by Bunge that were redeemed by certain investors in that fund, $17 million of dividends related to noncontrolling interest, including $8 million of cumulative earnings on the redeemed shares in the private investment fund, and net losses of $7 million, primarily related to our Brazilian fertilizer operations.

As of September 30, 2009, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million.  Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends.  The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly.  As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2246 and 9.7051 of Bunge Limited common shares.  Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2246 Bunge Limited common shares, subject to certain additional anti-dilution adjustments.  The mandatory convertible preference shares are not redeemable by us at any time.

As of September 30, 2009, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0861 Bunge Limited common shares, based on the conversion price of $92.0704 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

In August 2009, we sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters’ over-allotment option, for which we received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses.  We used the net proceeds of this offering to repay indebtedness and for other general corporate purposes.

Cash Flows

Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of our inventories.  Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.

In the nine months ended September 30, 2009, our net cash and cash equivalents increased by $97 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $513 million increase in our net cash and cash equivalents in the nine months ended September 30, 2008.

Our operating activities used cash of $547 million in nine months ended September 30, 2009, compared to cash provided of $1,727 million in the same nine-month period in 2008.  The negative cash flow from operating activities for the nine months ended September 30, 2009 was primarily a result of lower fertilizer accounts payable and lower net income in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the nine months ended September 30, 2009 and 2008, we had a $594 million non-cash gain and a $90 million non-cash loss, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash used for operating activities in the line item “Foreign exchange gain on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $512 million in the nine months ended September 30, 2009, compared to cash used of $655 million in the same nine-month period in 2008.  Payments made for capital expenditures in the nine months ended September 30, 2009 primarily included investments in property, plant and equipment related to expanding our sugar business and expanding and upgrading our mining and fertilizer production capacity in Brazil.  In addition, in the nine months ended September 30, 2009, we acquired a vegetable shortening business in North America for $11 million and additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, received loan repayments of $22 million from and provided loans of $41 million to, certain of our agribusiness joint ventures and sold certain marine assets and silos for approximately $39 million.

Cash provided by financing activities was $1,069 million in the nine months ended September 30, 2009, compared to cash used of $463 million in the same nine-month period in 2008.  In the nine months ended September 30, 2009 and 2008, we had $423 million of net borrowings and $230 million of net repayments, respectively, which primarily financed our working capital requirements.  Dividends paid to our common shareholders in the nine months ended September 30, 2009 and 2008 were $74 million and $64 million, respectively.  Dividends paid to holders of our convertible preference shares in the nine months ended September 30, 2009 and 2008, respectively, were $58 million and $61 million, respectively.  Dividends of $8 million and $153 million were paid to certain noncontrolling interest shareholders in the nine months ended September 30, 2009 and 2008, respectively.

Brazilian Farmer Credit

Background.  We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.  The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields.  Brazilian farm economics in 2006 and 2005 were adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields.  Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including Bunge.  While Brazilian farm economics have improved over the past few years, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real.  Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default.  In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2008 to September 30, 2009, the Brazilian real appreciated by 31%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	September 30, 2009	December 31, 2008
Trade accounts receivable (current)	$364	$354
Allowance for doubtful accounts (current)	13	19
Trade accounts receivable (non-current) (1) (2)	293	232
Allowance for doubtful accounts (non-current) (1)	156	127
Total trade accounts receivable (current and non-current)	657	586
Total allowance for doubtful accounts (current and non-current)	169	146
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	26%	25%

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

Interest earned on secured advances to suppliers of $7 million and $10 million for the three months ended September 30, 2009 and 2008, respectively, and $32 million and $33 million for the nine months ended September 30, 2009 and 2008, respectively, is included in net sales in the consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	September 30, 2009	December 31, 2008
Prepaid commodity contracts	$166	$104
Secured advances to suppliers (current) (1)	268	426
Total (current)	434	530
Soybeans not yet priced (2)	(49)	(41)
Net	385	489
Secured advances to suppliers (non-current) (1) (3)	270	253
Total (current and non-current)	$655	$742
Allowance for uncollectible advances	$(60)	$(37)

(1)                                  Included in the secured advances to suppliers (current) are advances equal to an aggregate of $44 million and $46 million at September 30, 2009 and December 31, 2008, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $16 million and $33 million at September 30, 2009 and December 31, 2008, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)                                  Soybeans yet to be priced at prevailing market prices at September 30, 2009.

(3)                                  Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $235 million and $182 million at September 30, 2009 and December 31, 2008, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were party to the following guarantees at September 30, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$142
Unconsolidated affiliates financing (2)	13
Total	$155

(1)                                  We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of certain Brazilian government programs, primarily from 2006, where remaining terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have sought to obtain collateral from the customers.  At September 30, 2009, approximately $104 million of tangible property had been pledged to us as collateral against certain of these financing arrangements.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements.  The fair value of these guarantees at September 30, 2009 was not significant.

(2)                                  We issued guarantees to certain financial institutions related to debt of our joint ventures in Argentina, which are our unconsolidated affiliates.  The terms of the guarantees are equal to the terms of the related financing, which have maturity dates ranging from 2009 to 2012.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  The fair value of these guarantees at September 30, 2009 was not significant.

In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries.  At September 30, 2009, debt with a carrying amount of $3,419 million related to these guarantees is included in our condensed consolidated balance sheets.  This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

Also, one of our subsidiaries has provided a guarantee of third-party indebtedness of one of its subsidiaries.  The total debt outstanding as of September 30, 2009 subject to this guarantee was approximately $88 million and was recorded as long-term debt in our condensed consolidated balance sheet.

Dividends

We paid a regular quarterly cash dividend of $0.21 per share on September 2, 2009 to common shareholders of record on August 19, 2009.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2009 to convertible preference shareholders of record on August 15, 2009.  On October 9, 2009, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.21 per common share.  The dividend will be payable on December 2, 2009 to common shareholders of record on November 18, 2009.  We also announced on October 9, 2009 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on December 1, 2009 to convertible preference shareholders of record on November 15, 2009.

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

Recent Accounting Pronouncement Adoptions – In June 2009, the Financial Accounting Standards Board (FASB) issued its Accounting Standards Codification (ASC) 105 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which became the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC became effective for the financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  The FASB will not issue new standards in the form of Statements (SFAS’s) FASB Staff Positions (FSP’s) or Emerging Issues Task Force Abstracts (EITF’s), but rather it will issue Accounting Standards Updates (ASU’s).  FASB will not consider the ASU’s as authoritative in their own right as they will only serve to update the ASC, provide background information about guidance and provide the bases for conclusions on the changes in the ASC.  We have adopted the ASC effective for our September 30, 2009 quarterly report on Form 10-Q and have revised the disclosure of the U.S. GAAP source references in our financial reporting upon such adoption.

We adopted the provisions of a FASB issued standard prospectively for our quarter ended June 30, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued.  This standard defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., the date the financial statements were issued or available to be issued).  This standard is effective prospectively for interim or annual financial periods ending after June 15, 2009.  See Note 17 of the notes to the condensed consolidated financial statements.

In April 2009, the FASB issued a standard that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of previously issued guidance This standard also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale).  This standard amends previously issued guidance to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis.  This standard is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Our adoption of this standard prospectively for the quarter ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued a standard that extends the requirements of previously issued guidance to interim financial statements of publicly-traded companies.  Prior to this standard, fair values for these assets and liabilities were only disclosed once a year.  This standard requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments, when practicable, with the exception of certain financial instruments listed in the previously issued guidance.  This standard is effective prospectively for interim reporting periods ending after June 15, 2009.  We adopted this standard prospectively for the quarter ended June 30, 2009.  See Notes 7 and 8 of the notes to the condensed consolidated financial statements.

In April 2009, the FASB issued a standard that provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.  It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of previously issued guidance.  This standard is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  Our adoption of this standard prospectively for the quarter ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued a standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Our adoption of this standard in January 2009 did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued a standard that amends previously issued guidance by requiring expanded disclosures about a company’s derivative instruments and hedging activities, including increased qualitative, quantitative, and credit-risk disclosures, but does not change the scope or accounting of previously issued guidance.  This standard also amends previously issued guidance to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.

On January 1, 2009, we adopted the provisions of this standard.  See Note 7 of the notes to the condensed consolidated financial statements.

In December 2007, the FASB issued a standard that seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This standard generally requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  In addition, this standard requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes.  This standard further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and that the restructuring costs that an acquirer expected but was not obligated to incur be expensed separately from the business combination.  This standard applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of this standard on January 1, 2009 prospectively did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which has not yet been codified in the ASC.  SFAS No. 167 amends the consolidation guidance that applies to all variable interest entities (VIEs) within the scope of FASB Interpretation No. 46(R) with focus on structured finance entities, as well as qualifying special-purpose entities currently outside the scope of FIN 46(R).  SFAS No. 167 requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has controlling financial interest/is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise’s involvement in VIEs.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  We are evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No. 166), which has not yet been codified in the ASC.  SFAS No. 166 amends the de-recognition guidance in SFAS 140 and addresses improvements in accounting and disclosures required by SFAS No. 140.  The disclosure provisions of SFAS No. 166 are required to be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of a company’s first fiscal year that begins after November 15, 2009. We are evaluating the impact SFAS No. 166 will have on our consolidated financial statements.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business activities.  We have a centralized risk management group, headed by our chief risk officer, which analyzes and monitors our risk exposures globally.  Additionally, our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

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

Credit and Counterparty Risk

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities.  We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations.  The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts).  We actively monitor credit and counterparty risk through credit analysis and review by various committees and working groups which monitor counterparty performance, particularly during periods of extreme price movement or volatility.  We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

Because of tight conditions in global credit markets and the general recent downturn in the global economy, credit and counterparty risks are heightened.  This increased risk is being monitored through, among other things, increased communications with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk.  In addition, we have limited new credit extensions in certain cases and expanded our use of exchange-cleared derivative instruments where possible.

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

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$616	$(62)	$897	$(90)
Highest short position	(943)	(94)	(754)	(75)

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

A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  In the three and nine months ended September 30, 2009, we recognized in cost of goods sold in our condensed consolidated statements of income $1 million and $9 million, respectively, of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $1 million and $9 million, respectively, of losses on freight derivative contracts.  There was no material gain or loss recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2009 due to hedge ineffectiveness.  In 2008, a portion of the fair market value hedges of firm commitments to purchase time on ocean freight vessels were de-designated.  In the three and nine months ended September 30, 2009, we recognized gains of $5 million and $13 million, respectively in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $4 million in the fourth quarter of 2009 and $14 million in 2010 in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet at September 30, 2009.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  The balance of permanently invested intercompany borrowings was $1,401 million as of September 30, 2009 and December 31, 2008.  Included in other comprehensive income (loss) are foreign exchange gains of $120 million and $326 million for the three and nine months ended September 30, 2009 and losses of $353 million for the year ended December 31, 2008, related to permanently invested intercompany loans.

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

(US$ in millions)	September 30, 2009	December 31, 2008
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,188)	$(2,701)
Market risk	(219)	(270)
Agricultural commodities inventories	1,828	1,015
Net currency short position, less agricultural commodities inventories (1)	(360)	(1,686)
Market risk (1)	$(36)	$(169)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(379)	$(253)
Market risk	(38)	(25)
Agricultural commodities inventories	353	301
Net currency (short) long position, less agricultural commodities inventories	(26)	48
Market risk	$(3)	$5
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(510)	$(526)
Market risk	(51)	(53)
Agricultural commodities inventories	496	526
Net currency long position, less agricultural commodities inventories	(14)	—
Market risk	$1	$—

(1)                                  The market risk for the Brazilian Operations excludes fertilizer inventories of $628 million and $1,803 million at September 30, 2009 and December 31, 2008, respectively, which also provide a natural offset to our currency exposure.

Derivative Instruments

Interest rate derivatives — The interest rate swaps used by us as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  We have entered into interest rate swap agreements for the purpose of managing certain of our interest rate exposure.  The swap agreements are assumed to be perfectly effective under the shortcut method of a FASB issued standard.  In addition, we have entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore we have not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes our outstanding interest rate swap and interest rate basis swap agreements as of September 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable — 1.18% (1)
Weighted average rate receivable — 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (1)
Weighted average rate receivable — 0.25% (3)

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

Foreign exchange derivatives — We use a combination of foreign exchange forward and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies.  The foreign exchange forward and option contracts are designated as cash flow hedges.  We also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in our Brazilian subsidiaries.

We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net - (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Foreign Exchange:
Options	$—	$(41)	$3	Notional
Forwards	82	(4,483)	5,379	Notional
Swaps	—	(1,921)	493	Notional

(1)                                  Exchange traded futures and options are presented on a net (short) and long position basis.

(2)                                  Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

In addition, we have cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011.  We have accounted for these cross-currency interest rate swap agreements as fair value hedges.

The following table summarizes our outstanding cross-currency interest rate swap agreements as of September 30, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)
U.S. dollar/Yen cross-currency interest rate swaps	$111	$111

(1)                                  The cross-currency interest rate swap agreements mature in 2011.

(2)                                  Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

Commodity derivatives — We use derivative instruments to manage our exposure to movements associated with agricultural commodity prices.  We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary.  Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities.  While we consider these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges.  Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the condensed consolidated statements of income.  The forward contracts require performance of both our and the contract counterparty in future periods.  Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges.  Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, we hedge portions of our forecasted U.S. oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products, for quantities that usually do not exceed three months of processing capacity.  The instruments used are exchange traded futures contracts, which are designated as cash flow hedges.

The table below summarizes the volumes of open agricultural commodities derivative positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Agricultural Commodities
Futures	(8,822,780)	—	—	Metric Tons
Options	(521,067)	(109,701)	168,423	Metric Tons
Forwards	—	(19,510,556)	26,273,503	Metric Tons
Swaps	—	(3,833,697)	—	Metric Tons

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

The table below summarizes the open ocean freight positions as of September 30, 2009:

	September 30, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Ocean Freight
FFA	(12,792)	(4,241)	7,452	Hire Days
FFA Options	(243)	—	—	Hire Days

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

The table below summarizes the open energy positions as of September 30, 2009:

	September 30, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Natural Gas (3)
Futures	1,442,500	—	—	MMBtus
Forwards	—	—	—	MMBtus
Swaps	—	—	251,186	MMBtus
Options	—	—	—	MMBtus
Energy-Other
Futures	(375,291)	—	—	Metric Tons
Forwards	—	(4,272,523)	2,203,491	Metric Tons
Swaps	—	(189,235)	139,298	Metric Tons
Options	(370,630)	(342,244)	318,622	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statement of income for the nine months ended September 30, 2009:

	Gain or (Loss) Recognized in Income on Derivative
(US$ in millions)	Location	Amount
Designated Derivative Contracts
Interest Rate (1)	Interest Income/Interest Expense	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(9)
Energy (3)	Cost of goods sold	—
Total		$(9)
Undesignated Derivative Contracts
Interest Rate	Other income (expenses) — net	$(3)
Foreign Exchange	Foreign exchange gains (losses)	(197)
Foreign Exchange	Cost of goods sold	13
Commodities	Cost of goods sold	138
Freight	Cost of goods sold	37
Energy	Cost of goods sold	(6)
Total		$(18)

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
(US$ in millions)	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)
Cash Flow Hedge:
Foreign Exchange (4)	$651	$47	Foreign exchange gains (losses)	$(46)	Foreign exchange gains (losses)	$(3)
Commodities (5)	56	(17)	Cost of goods sold	(10)	Cost of goods sold	3
Total	$707	$30		$(56)		$—
Net Investment Hedge (6):
Foreign Exchange	$419	$(131)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$419	$(131)		$—		$—

(1)           The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September  30, 2009, we expect to reclassify into income in the next 12 months approximately $3 million, $2 million and zero of after tax losses related to our foreign exchange, commodities and net investment cash flow hedges, respectively.

(2)           The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)           The amount of gain or (loss) recognized in income is $1 million, which relates to the ineffective portion of the hedging relationships and $(1) million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)           The foreign exchange forward contacts mature at various dates in 2009 and 2010.

(5)           The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2009 and 2010.

(6)           We pay Brazilian reais and receive U.S. dollars using fixed interest rates, offsetting the translation adjustment of our net investment in Brazilian reais assets.  The swaps mature at various dates in 2010.

Item 4.                                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009.

Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— INFORMATION

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

In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, our wholly owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil’s shareholders, and certain indirect minority shareholders of Fosfertil have filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit that was pending before the highest appellate court in Brazil (Superior Tribunal de Justiça, or the Supreme Court) since September 2008. In August 2009, the Supreme Court ruled in our favor on the merits of the case.  Subsequently, the minority shareholders have filed motions seeking clarification of the Supreme Court decision, and we have filed a brief in opposition to such motions.  The proposed reorganization is also the subject of other lawsuits filed by the minority shareholders and is also subject to governmental approvals in Brazil.  We intend to vigorously defend the decision of the Supreme Court in our favor and our rights in connection with the proposed reorganization.

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

As of December 31, 2008 and September 30, 2009, we had approximately $3,532 and $3,417 million available under various committed short- and long-term credit facilities and $3,583 million and $4,078 in total indebtedness, respectively. As a result of turmoil in global financial markets, failure by one or more banks to honor their funding commitments to us as a result of such banks’ financial difficulties may adversely affect our ability to finance working capital and capital expenditures. In addition, our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in the global credit markets could adversely impact our ability to refinance maturing debt or adversely impact the cost or other terms of such refinancing.

In October 2009, S&P placed its BBB-(stable outlook) credit ratings on Bunge on ‘CreditWatch’ with negative implications. This indicates that S&P intends to conduct a review of our credit ratings and could either lower or affirm its ratings following the completion of such review.  Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and potentially certain senior notes, and depending on their severity, could impede our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

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

BUNGE LIMITED

Date: November 9, 2009	By:	/s/ JACQUALYN A. FOUSE
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

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101          The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.  *

* Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1