Form 10-K
period 2009-12-31
Bunge LTD
filed 2010-03-01
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
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

         The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2009, as reported by the New York Stock Exchange, was approximately $7,270 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

         As of February 19, 2010, 143,853,936 Common Shares, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2010 Annual General Meeting of Shareholders to be held on May 21, 2010 are incorporated by reference into Part III.

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

  •
  our funding needs and financing sources;

  •
  changes in foreign exchange policy or rates;

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

  •
  global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; and

  •
  other factors affecting our business generally.

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

        We conduct our operations in three divisions: agribusiness, fertilizer and food and ingredients. These divisions include four reportable business segments: agribusiness, fertilizer, edible oil products and milling products. Our agribusiness division is an integrated business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe and Asia, and we have marketing and distribution offices throughout the world.

        Our fertilizer division is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of retail fertilizer products. The operations and assets of our fertilizer division are primarily located in South America. In January 2010, we entered into an agreement to sell our fertilizer nutrients assets in Brazil to Vale S.A. See "—Fertilizer."

        Our food and ingredients division consists of two reportable business segments: edible oil products and milling products. These segments include businesses that produce and sell edible oils, shortenings, margarines, mayonnaise and milled products such as wheat flours and corn-based products. The operations and assets of our milling products segment are located in Brazil and the United States, and the operations and assets of our edible oil products segment are primarily located in North America, Europe, Brazil, China and India.

        We also have a growing presence in the sugar and sugarcane based ethanol industry. In February 2010, we acquired five sugarcane mills in Brazil, making us the third largest sugar and ethanol producer in Brazil. See "—Agribusiness."

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

Agribusiness

        Overview.    Our agribusiness division is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we handle are oilseeds and grains, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food and animal feed industries, as further described below.

        Sugar and sugarcane-based ethanol.    In addition to our principal agribusiness operations in oilseeds and grains, we also participate in the sugar and sugarcane-based ethanol industries through our sugar origination, trading and marketing business, as well as our sugar and sugarcane-based ethanol production operations in Brazil. We wholly own or have majority interests in seven sugarcane mills in Brazil, five of which we acquired in the Moema transaction described below. With respect to the mills we owned prior to the Moema transaction, our Monteverde mill, in which we own a 60% stake and a Brazilian family group owns the remaining 40%, is located in the state of Mato Grosso do Sul. This mill commenced operations in 2009 and has current annual sugarcane milling capacity of 1.4 million metric tons. Our Santa Juliana mill, in which we own an 80% stake and a subsidiary of Itochu Corp. (Itochu) owns the remaining 20%, is located in the state of Minas Gerais and has current annual milling capacity of 3.5 million metric tons. Additionally, we have an 80% stake in a greenfield mill that we are developing with Itochu in the state of Tocantins, which we expect to become initially operational in 2010 with planned initial annual milling capacity of 1.4 million metric tons. Our mills allow us to adjust our production (within certain capacity limits) between ethanol and sugar, as well as, for the Moema mills, between different types of ethanol (hydrous and anhydrous) and sugar (raw and crystal), allowing us to respond promptly to changes in customer demand and market prices. We intend to make additional investments to expand the crushing capacity of our sugarcane mills, including the Moema mills we recently acquired. We also have cogeneration facilities at all our mills which produce energy through the burning of sugarcane bagasse in boilers, which enables these mills to be self-sufficient in terms of their energy needs and, in some cases, sell surplus energy to third parties such as local utilities.

        Beginning in the first quarter of 2010, we intend to report the results of our sugar and bioenergy businesses as a reportable segment, which will include the results of our sugar origination, trading, marketing and milling operations and our corn-based ethanol activities.

        Biofuels investments.    We also participate in the biodiesel and corn-based ethanol industries, generally as a minority investor in biofuels producers. Our Diester Industries International S.A.S. (DII) joint venture is a leading biodiesel producer in Europe with operations in Germany, Austria and Italy. We also have investments in biofuels companies in the United States, Argentina, Spain and Portugal. See "—Investments in Affiliates" for more information. In connection with our biofuels investments, we typically seek to negotiate arrangements to supply the raw materials used in the biofuel production processes and to market certain of the products and by-products generated by the biofuel production processes, such as DDGS (dried distillers grains with solubles), which are by-products of the corn-based ethanol production process and are used as an animal feed ingredient.

        Customers.    We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds and grains are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. As a result, our agribusiness operations benefit from global demand for meat products, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients division and third party edible oil processing companies which use these oils as a raw material. These oils are used by our customers to produce a variety of edible oil products for the foodservice, food processor and retail markets. In addition, we sell oil products for various non-food uses, including the production of biodiesel. Our sugar origination, trading and marketing operations purchase and sell sugar globally to meet international demand for sugar. The sugar products we produce in Brazil are sold either to the Brazilian or export markets. The sugarcane-based ethanol produced by us in Brazil is marketed and sold to customers to be used as transport fuel or as a fuel additive primarily in the Brazilian market.

        Distribution and Logistics.    We have developed an extensive logistics network to transport our products. We use a variety of transportation modes including trucks, railcars, river barges, and ocean freight vessels which we lease, as well as transportation services provided by third party truck lines, railroads and barge and ocean freight carriers. To better serve our customer base and improve our global distribution and logistics capabilities, we have made and will continue to make selective investments in port logistics and storage facilities. For example, in 2009, we entered into a joint venture with Itochu and STX Pan Ocean Co. to build and operate an export grain terminal in the Port of Longview, Washington state, in the Pacific Northwest region of the United States. This facility will provide us with additional capacity to serve our operations and customers in Asia. We also have a 50% equity interest in the owner/operator of the Phu My Port in Vietnam, the only dry bulk port in that country capable of receiving large, Panamax class ships. We are building an integrated soybean processing and oil refining plant within the Phu My port complex, which we expect to become initially operational in 2011. We also operate other port facilities, including in Brazil, Argentina, Russia, Canada and the United States.

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

        Raw Materials.    We purchase the oilseeds and grains used in our agribusiness operations either directly from farmers or indirectly through intermediaries. We purchase sugarcane from third party producers and also engage in sugarcane production to supply our operations in Brazil on land either leased or owned by us. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies, and farmer planting decisions, supply historically has been adequate for our operational needs.

        Competition.    Due to their commodity nature, markets for our agribusiness products are highly competitive and are also subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors in our agribusiness operations are The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional companies, such as Wilmar International Limited and Noble Group Limited in Asia, and smaller agricultural cooperatives and trading companies in various countries. Major competitors in our sugar operations are British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group, ED&F Man, Noble Group Limited, Cosan Limited and LDC-SEV Bioenergia.

        Moema Transaction.    In February 2010, we completed the acquisition of five sugarcane mills in Brazil in the Moema transaction. This transaction consisted in part of the acquisition of Usina Moema Participações S.A., which we refer to as Moema Par, pursuant to an agreement entered into among Bunge, Moema Par and Moema Par's shareholders in December 2009. Moema Par wholly owned one sugarcane mill in Brazil and had ownership interests in five others (collectively, the Moema Group) located on the border of Sao Paulo and Minas Gerais states. In January 2010, we entered into agreements with other shareholders (which we refer to as the minority shareholders) in the Moema Group, which, in the case of four of the five mills not wholly owned by Moema Par, provided for the purchase by Bunge of the ownership interests of such shareholders in such mills (we refer to these transactions as the minority transactions and together with the Moema Par transaction described above, collectively, the exchange transactions). Pursuant to the terms of the agreements related to the minority transactions, two of the minority shareholders were entitled to receive cash for their interests, while the remaining minority shareholders were entitled to receive Bunge Limited common shares.

        The closings of the exchange transactions occurred on February 5, February 9 and February 11, 2010. Additionally, in connection with the closings of the exchange transactions, the other shareholder in the fifth mill not wholly owned by Moema Par exercised its right pursuant to an agreement between it and Moema Par to acquire Moema Par's interests in such mill in exchange for the interests of such shareholder in another of the five mills and a cash payment from such shareholder to Moema Par. As a result of these transactions, Bunge now owns 100% of five of the six sugarcane mills that comprised the Moema Group, with an aggregate annual milling capacity of 13.7 million metric tons.

        In connection with the closings of the exchange transactions, Bunge Limited issued to the Moema Par shareholders and the minority shareholders 9,718,632 Bunge Limited common shares in private placement transactions in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. These shares, together with the cash payments made at closing to the minority shareholders not receiving Bunge Limited common shares for their interests, represented approximately 90% of the base purchase price for the assets acquired in the exchange transactions, with the balance (which could be greater or less than the 10% of the base price common shares that have been retained by Bunge) to be paid following determination of a post-closing adjustment based on the working capital and net indebtedness of the acquired assets at closing, which has not yet been determined. Bunge expects to issue approximately 10.8 million shares in the aggregate in connection with the Moema transaction, subject to the post-closing adjustments referred to above.

Fertilizer

        Overview.    We are the largest producer and supplier of fertilizer to farmers in South America and a major integrated fertilizer producer in Brazil, participating in all stages of the business, from mining of phosphate-based raw materials to selling of retail blended fertilizers. In the Brazilian retail fertilizer market, we have approximately 25% of the market share of "NPK" fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In Brazil, we conduct our fertilizer operations through our wholly owned subsidiaries, including Bunge Fertilizantes S.A., as well as through our controlling interest in Fertilizantes Fosfatados S.A. (Fosfertil), which we refer to as Fosfertil. Fosfertil is a publicly traded phosphate and nitrogen producer in Brazil. Through direct and indirect investments, we own approximately 54% of the voting common shares and 36% of the nonvoting preferred shares of Fosfertil (which represents our right to approximately 42% of the earnings of Fosfertil). We have a single superphosphate (SSP) production plant in Argentina and in January 2010 completed the acquisition of the Argentine fertilizer business of Petrobras Energia S.A., which produces liquid and solid nitrogen fertilizers.

        Products and Services.    Our fertilizer production activities are comprised of nutrients and retail operations. Our nutrients operations include the mining and processing of phosphate ore and the production of intermediate phosphate-based products for sale to fertilizer blenders and cooperatives, as well as to supply our own retail fertilizer operations. We also produce phosphate-based animal feed ingredients in this business. The primary products we produce in our nutrients operations are concentrated phosphate rock, sulfuric acid, phosphoric acid, SSP and dicalcium phosphate. In addition, Fosfertil produces various nitrogen and phosphate-based raw materials and fertilizers, including ammonia, urea, nitric acid, ammonium nitrate, monoammonium phosphate (MAP) and triple superphosphate (TSP).

        Our retail fertilizer operations consist of producing, distributing and selling blended NPK formulas and other fertilizer products directly to retailers, processing and trading companies and farmers, primarily in Brazil, as well as in Argentina and neighboring countries. These NPK fertilizers are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. In Brazil, we market our retail fertilizers under the IAP, Manah, Ouro Verde and Serrana brands. We also market NPK fertilizer products that we source from third party producers for sale to wholesale distributors and cooperatives in North America.

        Raw Materials.    The principal raw materials used in our fertilizer division are concentrated phosphate rock, which is produced from phosphate ore, as well as sulfur and ammonia in the phosphate chain; natural gas, other petroleum-based products and ammonia in the nitrogen chain; and various potash-based products in the potash chain. Through our ownership and operation of phosphate mines in Brazil, we are able to supply most of our phosphate rock requirements. We purchase the balance from third-party suppliers. We purchase all of the sulfur used in our fertilizer division from third-party suppliers. We use sulfur to produce sulfuric acid. In 2009, our internal production of sulfuric acid was sufficient to supply all of our needs. In 2009, we purchased approximately 68% of our nitrogen raw materials and all of our potash-based raw materials from third-party suppliers. In anticipation of continued growth in the Brazilian agricultural sector and the related expected increase in demand for fertilizer, we have in recent years expanded the production capabilities at our phosphate mines. We also have a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizer products in Morocco. The joint venture manufactures sulfuric acid, phosphoric acid, TSP, MAP and diammonium phosphate (DAP) for shipment to Brazil, Argentina and certain other markets in Latin America.

        The prices of fertilizer raw materials are determined by reference to international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international marketplace from multiple sources.

        Distribution and Logistics.    Our phosphate mining operations in Brazil allow us to lower our logistics costs by reducing our use of imported raw materials. In addition, we seek to reduce our logistics costs by back-hauling agricultural commodities and processed products from our inland commodity storage and processing locations to export points after delivery of imported fertilizer raw materials to our inland fertilizer processing plants. We also seek opportunities to enhance the efficiency of our logistics network by exporting agricultural commodities on the ocean freight vessels that we use to deliver imported fertilizer raw materials to us.

        Competition.    Because fertilizers are global commodities available from multiple sources, the industry is highly competitive. Fertilizer companies compete principally based on delivered price. Additionally, competition is based on product offering and quality, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations in Brazil are Copebrás, Fertipar, The Mosaic Company, Adubos Trevo (Yara International), Tortuga and Heringer. In Argentina, our main competitors are Repsol YPF, The Mosaic Company and Profertil S.A.

        Pending Sale of Brazilian Nutrients Assets to Vale S.A.    In January 2010, we and two of our indirect, wholly owned subsidiaries entered into an agreement with Vale S.A., a Brazil-based global mining company which we refer to as Vale, and an affiliate of Vale to sell our fertilizer nutrients assets in Brazil to Vale. The agreement provides, among other things, that Vale will purchase from us all of the outstanding shares of BPI—Bunge Participações e Investimentos S.A. (which we refer to as BPI). BPI owns Bunge's phosphate mining and other nutrients assets in Brazil and, directly or indirectly, holds Bunge's interests in Fosfertil. We will retain our retail fertilizer operations in Brazil and our fertilizer operations in Argentina and the United States, and our 50% stake in our joint venture with OCP in Morocco. The purchase price for the transaction is $3.8 billion in cash, subject to a post-closing adjustment for differences in BPI's net debt and working capital at closing from December 31, 2009.

        The closing of the transaction is expected to occur in the second quarter of 2010 and is subject to several customary conditions precedent. In addition, Vale's obligation to consummate the transaction is subject to, among other things (i) the filing of certain requirements with certain governmental authorities and third parties to obtain certain permits necessary in connection with the operation of the assets being sold, (ii) approval from certain third parties, including certain Brazilian governmental agencies, for the assignment of certain contracts relating to BPI's existing mineral rights and (iii) the extension by Companhia Brasileira de Metalúrgia e Mineração—CBMM of a license to exploit mineral phosphate by BPI. The purchase agreement may be terminated in the event all of the conditions precedent have not been satisfied within 180 days following the date of the execution of the purchase agreement or in the event of a final, non-appealable order preventing the closing. We have agreed to customary indemnification provisions in the purchase agreement. In connection with our indemnification obligations, we are generally not required to indemnify Vale until the aggregate amount of its losses exceed $1 million and are not required to indemnify Vale for losses incurred by Fosfertil and its subsidiaries in excess of a specified cap. Subject to certain limitations, Vale has agreed to indemnify us with respect to (i) inaccuracies of Vale's representations and warranties, (ii) non-compliance by it with any of its obligations under the purchase agreement and (iii) post-closing liabilities of the BPI and its subsidiaries. The parties' obligations to indemnify each other under the purchase agreement survive until the expiration of the applicable statute of limitations.

        The purchase agreement provides that, at the Closing, the parties or their respective affiliates will enter into several ancillary agreements, including a supply agreement pursuant to which Vale will supply our retail operations with certain phosphate fertilizer products, including SSP, through 2012, which may be extended by us to December 31, 2013. We will also enter into a transition services agreement pursuant to which we will provide administrative services to Vale through December 31, 2010, extendable to December 31, 2011 by mutual agreement of the parties. Under the purchase agreement, we have agreed, subject to certain exceptions, to certain non-competition provisions with respect to the production of certain fertilizer products, and Vale has agreed not to produce, distribute or commercialize certain fertilizer products, in each case, in Brazil until December 31, 2012, which may be extended to December 31, 2013.

Food and Ingredients

        Overview.    Our food and ingredients division consists of two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials we use in our food and ingredients division are various crude and further-processed vegetable oils in our edible oil products segment, and corn and wheat in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

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

        We sell our retail edible oil products in Brazil under a number of brands, including Soya, the leading packaged vegetable oil brand. We are also the market leader in the Brazilian margarine market with our brands Delicia and Primor. Our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is a leading foodservice brand of edible oil products. In addition, we have developed proprietary processes that allow us to offer our customers a number of products with no or low levels of trans-fatty acids and we also work with other companies to expand the trans-fat solutions we offer to customers, including Treus low linolenic soybean oil, which was developed through an alliance between us and DuPont. In Europe, we are the market leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Deli Reform, Pyszny Duet and Masmix. In Asia, our primary edible oil product brands include Dalda and Chambal in India and Douweijia brand soybean oil in China. In several regions, we also sell packaged edible oil products to grocery store chains for sale under their own private labels. In 2009, we purchased the assets of Mid-Atlantic Vegetable Shortening, Inc., an edible oil packaging business that services bakery, food processor and foodservice customers in the Northeastern United States. In 2009, we also acquired Raisio plc's margarine businesses, which include margarine production facilities in Finland and Poland and a portfolio of consumer margarine brands.

        Distribution and Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as inputs in their operations, as well as retail consumers.

        Competition.    The edible oil industry is intensely competitive. Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, new product introductions, composition and nutritional value, as well as advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in those customers demanding lower prices and reducing the number of suppliers with which they do business, and therefore it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Stratas Foods (a joint venture between ADM and Associated British Foods plc), Unilever, Ventura Foods, LLC and Brasil Foods S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

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

        Competition.    The wheat and corn milling industries are highly competitive. In Brazil, our major competitors are Pena Branca Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in our North American corn milling products business include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC.

Risk Management

        Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. We engage in commodity price hedging to reduce the impact of volatility in the prices of the principal agricultural commodities and processed products we purchase, produce and sell. Our operations use substantial amounts of energy, including natural gas, steam and fuel oil, including bunker fuel for ocean freight vessels. We engage in energy cost hedging to reduce our exposure to volatility in energy costs. We also engage in foreign currency and interest rate hedging. In addition, we enter into freight forward agreements in order to reduce our exposure to volatility in ocean freight costs. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility, as well as value-at-risk limits. For foreign exchange, interest rate, energy and transportation risk, our positions are hedged in accordance with applicable company policies. Credit and counterparty risk is managed locally within our business units and monitored centrally. We have a corporate risk management group, headed by our chief risk officer, which oversees management of our risk exposures globally. The finance and risk policy committee of our board of directors supervises and reviews our overall risk management policies and risk limits. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        The following tables set forth our net sales to external customers by operating segment, net sales to external customers by geographic area and our long-lived assets by geographic area. Net sales to external customers by geographic area are determined based on the location of the subsidiary making the sale.

	Year Ended December 31,
	2009	2008	2007
	(US$ in millions)
Net Sales to External Customers by Operating Segment:
Agribusiness	$30,511	$36,688	$26,990
Fertilizer	3,704	5,860	3,918
Edible oil products	6,184	8,216	5,597
Milling products	1,527	1,810	1,337

Total	$41,926	$52,574	$37,842

	Year Ended December 31,
	2009	2008	2007
	(US$ in millions)
Net Sales to External Customers by Geographic Area:
Europe	$13,815	$18,189	$12,814
United States	10,267	12,153	8,982
Brazil	9,203	11,998	8,020
Asia	5,385	5,524	4,924
Argentina	1,836	2,730	1,943
Canada	1,388	1,954	1,131
Rest of world	32	26	28

Total	$41,926	$52,574	$37,842

	Year Ended December 31,
	2009	2008	2007
	(US$ in millions)
Long-Lived Assets by Geographic Area (1):
Europe	$1,021	$1,080	$1,018
United States	977	904	918
Brazil	3,971	2,620	2,987
Asia	178	161	95
Argentina	228	226	193
Canada	174	157	195
Rest of world	17	14	9

Total	$6,566	$5,162	$5,415

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

Fertilizer

        Fosbrasil S.A.    We are a party to this joint venture in Brazil, of which we own 44.25%, with Astaris Brasil Ltda. and Société Chimique Prayon-Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption. The sale of our fertilizer nutrients assets in Brazil to Vale will include our interest in Fosbrasil S.A.

        Bunge Maroc Phosphore S.A.    We have a 50% interest in this joint venture with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products in Morocco for shipment to Brazil, Argentina and certain other markets in Latin America.

Food and Ingredients

        Saipol S.A.S.    Saipol is a joint venture with Sofiproteol, the financial arm of the French oilseed farmers' association. Saipol is engaged in oilseed processing and the sale of branded packaged vegetable oils in France. In December 2009, we sold our 33.34% interest in Saipol to Soprol, Sofiproteol's oilseeds division.

        Harinera La Espiga, S.A. de C.V.    We are a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. We have a 31.5% interest in the joint venture.

Research and Development, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our food and ingredients division, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with food and ingredients development.

        Our total research and development expenses were $26 million in 2009, $35 million in 2008 and $34 million in 2007. As of December 31, 2009, our research and development organization consisted of approximately 158 employees worldwide.

        We own trademarks on the majority of the brands we produce in our food and ingredients and fertilizer divisions. We typically obtain long-term licenses for the remainder. We have patents covering some of our products and manufacturing processes. However, we do not consider any of these patents to be material to our business. We believe we have taken appropriate steps to be the owner of or to be entitled to use all intellectual property rights necessary to carry out our business.

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

        In our fertilizer division, we are subject to seasonal trends based on the agricultural growing cycle in Brazil. As a result, we generally build fertilizer inventories in the first half of the year in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2009 Overview."

        In our food and ingredients division, there are no significant seasonal effects on our business.

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage and sale of products, mining and port operations and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other government laws and policies affecting the food and agriculture industries, including food and feed safety and security policies. In the past, grain production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use caused prices for soybeans, vegetable oils, corn and wheat to rise to historical high levels. High commodity prices have and in the future may lead governments to impose price controls, tariffs, export restrictions and other measures designed to mitigate these price increases in their domestic markets as well as increase the scrutiny of competitive conditions in their markets. While agricultural commodity prices have recently declined from their highest levels, such regulations could have a significant adverse effect on our business in the future.

        Additionally, certain recent regulations that had or are expected to have an impact on our industry are described below.

        Trans-Fatty Acids Labeling Requirements and Restrictions.    As a result of being partially hydrogenated for use in processed and packaged foods to extend shelf-life and stabilize flavor, certain of our soybean oil products contain trans-fatty acids. In 2006, U.S. Food and Drug Administration labeling rules took effect requiring food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the United States are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several of our food processor, foodservice and other customers have either switched or indicated an intention to switch to edible oil products with no or lower levels of trans-fatty acids. As a result, we have broadened and are continuing to develop our portfolio of low, reduced and trans-fat free edible oil product offerings for our customers.

        Biofuels Legislation.    In recent years, there has been increased interest globally in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence in certain countries. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in recent years in response to recent high fossil fuel prices coupled with government incentives for the production of biofuels that are being offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in certain countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuel industry and related legislation.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies and we incur costs to comply with health, safety and environmental regulations applicable to those activities. We have made and expect to make substantial capital expenditures on an ongoing basis to continue to ensure our compliance with environmental laws and regulations. However, due to our extensive industrial operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under environmental regulations. Violation of these laws and regulations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities. Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. Climate change-related legislation is currently pending in the U.S. Congress, and a number of countries who are parties to the Kyoto Protocol are considering additional regulatory measures to combat climate change. It is difficult at this time to estimate the likelihood of passage of any such legislation, or alternatively, the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs and may require us to make additional investments in our facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2009.

Employees

        As of December 31, 2009, we had 25,945 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

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

        Through the "Investor Information—Corporate Governance" section of our website, it is possible to access copies of the charters for our audit committee, compensation committee, finance and risk policy committee and corporate governance and nominations committee. Our corporate governance guidelines and our code of ethics are also available in this section of our website. Each of these documents is made available, free of charge, through our website.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Co-CEO, Bunge Global Agribusiness; Co-CEO, Bunge Product Lines
Jacqualyn A. Fouse	Chief Financial Officer
Archibald Gwathmey	Co-CEO, Bunge Global Agribusiness; Co-CEO, Bunge Product Lines
D. Benedict Pearcy	Chief Development Officer and Managing Director, Sugar and Bioenergy, Bunge Limited
Carl L. Hausmann	Managing Director, Global Government and Corporate Affairs (1)
Vicente C. Teixeira	Chief Personnel Officer
Jean-Louis Gourbin	Chief Executive Officer, Bunge Europe
Soren Schroder	Chief Executive Officer, Bunge North America (1)
Raul Padilla	Chief Executive Officer, Bunge Argentina S.A.
Pedro Parente	President and CEO, Bunge Brazil
Christopher White	Chief Executive Officer, Bunge Asia

(1)
Effective March 31, 2010.

        Alberto Weisser, 54.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company, a member of the North American Agribusiness Advisory Board of Rabobank and a board member of the Council of the Americas. He is a former director of Ferro Corporation. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil.

        Andrew J. Burke, 54.    Mr. Burke has been Co-CEO, Bunge Global Agribusiness since November 2006 and is also Co-CEO, Bunge Product Lines. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Jacqualyn A. Fouse, 48.    Ms. Fouse has been our Chief Financial Officer since July 2007. Prior to joining Bunge, Ms. Fouse served as Senior Vice President, Chief Financial Officer and Corporate Strategy at Alcon Laboratories, Inc. since 2006, and as its Senior Vice President and Chief Financial Officer since 2002. Ms. Fouse served as Chief Financial Officer from 2001 to 2002 at SAirGroup. Previously, Ms. Fouse held a variety of senior finance positions at Alcon and its then majority owner Nestlé S.A. Ms. Fouse worked at Nestlé from 1993 to 2001, including serving as Group Treasurer of Nestlé from 1999 to 2001. Ms. Fouse worked at Alcon from 1986 to 1993 and held several positions, including Manager Corporate Investments and Domestic Finance. Earlier in her career, she worked at Celanese Chemical and LTV Aerospace and Defense. Ms. Fouse earned a B.A. and an M.A. in Economics from the University of Texas at Arlington.

        Archibald Gwathmey, 58.    Mr. Gwathmey has been Co-CEO, Bunge Global Agribusiness since November 2006 and is also Co-CEO, Bunge Product Lines. He served as Managing Director, Agribusiness from December 2002 to November 2006 and Chief Executive Officer of Bunge Global Markets, Inc., our former international marketing division, from 1999 to 2006. Mr. Gwathmey joined Bunge in 1975 as a trainee and has over 30 years of experience in commodities trading and oilseed processing. Earlier in his career with Bunge, he served as head of the U.S. grain division and head of the U.S. oilseed processing division. Mr. Gwathmey graduated from Harvard College with a B.A. in Classics and English. He has also served as a Director of the National Oilseed Processors Association.

        D. Benedict Pearcy, 41.    Mr. Pearcy has been our Chief Development Officer and Managing Director, Sugar and Bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an MBA from Harvard Business School.

        Carl L. Hausmann, 63.    Effective March 31, 2010, Mr. Hausmann will assume the role of Managing Director, Global Government and Corporate Affairs. Mr. Hausmann currently serves as Chief Executive Officer of Bunge North America, a position he has held since January 2004. Prior to that, he served as Chief Executive Officer of Bunge Europe from October 2002. Prior to that, he was the Chief Executive Officer of Cereol S.A., which was acquired by Bunge in October 2002. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001. Prior to that, Cereol was a 100% owned subsidiary of Eridania Beghin-Say. Mr. Hausmann worked in various capacities for Eridania Beghin-Say beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. Mr. Hausmann is the Vice Chair of the Consultative Group on International Ag Research (CGIAR), and also serves as a member of the board of Rabo AgriFinance, a U.S. based wholly owned subsidiary of Rabobank. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Vicente C. Teixeira, 57.    Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as director of human resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as director of human resources and administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as human resources vice president for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive MBA from PDG/EXEC in Brazil.

        Jean-Louis Gourbin, 62.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Soren Schroder, 48.    Effective March 31, 2010, Mr. Schroder will assume the role of Chief Executive Officer of Bunge North America. Mr. Schroder joined Bunge in 2000 and currently serves as Vice President, Agribusiness for Bunge Europe, a position he has held since June 2006. Prior to that, he served in agribusiness leadership roles in the U.S. and Europe. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill.

        Raul Padilla, 54.    Mr. Padilla is the Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina. He joined the company in 1991, becoming Chief Executive Officer and Commercial Director in 1999. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He serves as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and is a Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Pedro Parente, 57.    Mr. Parente has been President and CEO, Bunge Brazil, since joining Bunge in January 2010. From 2003 until December 2009, Mr. Parente served as Chief Operating Officer, Grupo RBS (RBS), a leading Brazilian multimedia company that owns several TV stations, newspapers and radio stations. Prior to joining RBS, Mr. Parente held a variety of high-level posts in the public sector in Brazil. He served as Chief of Staff to the Brazilian President from 1999 to 2002, and as Minister of Planning and Deputy Minister of Finance between 1995 and 1999. Mr. Parente has also served as a consultant to the International Monetary Fund and has worked at the Brazilian Central Bank, Banco do Brasil and in a number of other positions in the Ministry of Finance and Ministry of Planning. He is a former Chairman of the Board of Petrobras and Banco do Brasil. He holds a degree in electrical engineering from the University of Brasília, and is a fellow at the George Washington University Center of Latin American Studies.

        Christopher White, 57.    Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

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

Risks Relating to Our Business and Industries

Adverse weather conditions, including as a result of future climate change, may adversely affect the availability and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

        Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. Our assets and operations may also be affected by adverse weather conditions, such as hurricanes or severe storms, which may result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location and costs of global agricultural commodity production, and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

We are subject to fluctuations in agricultural commodity and other raw material prices caused by other factors outside of our control that could adversely affect our operating results.

        The availability and price of agricultural commodities are also subject to other unpredictable factors outside of our control, including farmer planting decisions, government agriculture programs and policies, demand from the biofuels industry and the occurrence of plant disease that adversely affects crop conditions. These factors may also cause volatility in our agribusiness operating results.

        Our food and ingredients and fertilizer divisions may also be adversely affected by fluctuations in the prices of agricultural commodities and fertilizer raw materials, respectively, that are caused by market factors beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our food and ingredients and fertilizer businesses, we may not be able to recoup higher raw material costs through increases in sales prices for our products, which may adversely affect our profitability. Moreover, we carry our fertilizer inventories at the lower of cost or market. In periods when the market price for fertilizer is falling rapidly in response to falling market prices for raw materials, we could be required to write down the value of our fertilizer inventories if market prices fall below our costs. Any such write-down would adversely affect our results of operations and the value of our assets, and any such effect could be material.

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

        Additionally, weak global economic conditions and turmoil in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future continue to adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, including counterparties to derivative financial instruments, which in turn may negatively impact our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" for more information.

We are vulnerable to the effects of supply and demand imbalances in our industries.

        In our agribusiness operations, the lead time required to build an oilseed processing plant can make it difficult to time capacity additions with market demand for processed oilseed products such as meal and oil. When additional processing capacity becomes operational, a temporary imbalance between the supply and demand for oilseed meal and oil might exist, which, until the supply/demand balance is restored, negatively impacts oilseed processing operating results. This is also the case in the fertilizer industry, as availability of raw materials and production capacity for fertilizer products may not always be aligned with market demand. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability.

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

        We are also exposed to other risks of international operations, including:

  •
  adverse trade policies or trade barriers on agricultural commodities and commodity products;

  •
  inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of wage and price controls and higher interest rates;

  •
  changes in laws and regulations or the interpretation of laws and regulations, including tax laws and regulations in the countries where we operate, such as the risk of future adverse tax regulation in the United States relating to our status as a Bermuda company;

  •
  difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

  •
  exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

  •
  inadequate infrastructure;

  •
  increased governmental intervention, including through expropriation, or regulation of the economy, including restrictions on foreign ownership;

  •
  the requirement to comply with a wide variety of foreign and U.S. laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, as well as other laws or regulations discussed in this "Risk Factors" section; and

  •
  labor disruptions, civil unrest or significant political instability.

        These risks could adversely affect our operations, business strategies and operating results.

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

        Increase in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have in the past been the subject of significant discussion by governmental bodies and the public throughout the world. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business in existing and target markets and cause our financial results to suffer.

Increases in commodity and fertilizer prices can increase the scrutiny to which we are subject under antitrust laws.

        We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price fluctuations in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. Increases in food and crop nutrient prices that occurred in 2007 and 2008 have resulted in increased scrutiny of our industries under antitrust and competition laws in Europe and countries such as Brazil, and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

We may not realize the anticipated benefits of acquisitions, joint ventures and strategic alliances or divestitures.

        We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire. In addition, we may decide, from time to time, to divest certain of our assets or businesses. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms.

        Our acquisition or divestiture activities may involve unanticipated delays, costs and other problems. If we encounter unexpected problems with one of our acquisitions, alliances or divestitures, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Divestitures may also expose us to potential liabilities or claims for indemnification as we may be required to retain certain liabilities or indemnify buyers for certain matters, including environmental or litigation matters, associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses.

We are subject to food and feed industry risks.

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, including regulations regarding food and feed safety, trans-fatty acids and genetically modified organisms (GMOs), shifting customer and consumer preferences and concerns, and potential product liability claims. These matters could adversely affect our business and operating results.

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

        Our operations are regulated by environmental, health and safety laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with environmental obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. We may incur material costs or liabilities to comply with environmental, health and safety requirements. In addition, our industrial activities can result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or cause us to expend significant amounts to remediate safety issues or repair damaged facilities.

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, could result in new or more stringent forms of regulatory oversight of our industries, which may lead to increased levels of expenditures for environmental controls, land use restrictions affecting us or our suppliers and other conditions that could materially adversely affect our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or emission allowance fees on greenhouse gas emissions and other measures could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transport of our products, which could adversely affect our business, cash flows and results of operations.

We are exposed to credit and counterparty risk relating to our customers in the ordinary course of business. In particular, we advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.

        We have various credit terms with customers, and our customers have varying degrees of creditworthiness, which exposes us to the risk of nonpayment or other default under our contracts and other arrangements with them. In the event that we experience significant defaults on their payment obligations to us, our financial condition, results of operations or cash flows, could be materially and adversely affected.

        In Brazil, where there are limited third-party financing sources available to farmers, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets. At December 31, 2009 and 2008, respectively, we had approximately $682 million and $783 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. At December 31, 2009 and 2008, our total fertilizer segment accounts receivable were $618 million and $586 million, respectively. During 2009, approximately 21% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on these guarantees, see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition, cash flows and results of operations.

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

        As of December 31, 2009, we had approximately $3,452 million unused and available borrowing capacity under various committed short- and long-term credit facilities and $3,815 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        In October 2009, S&P placed its BBB- (stable outlook) credit ratings on Bunge on 'CreditWatch' with negative implications. This indicates that S&P intends to conduct a review of our credit ratings and could either lower or affirm its ratings following the completion of such review. Additionally, in December 2009, Moody's revised the outlook on our long-term credit ratings to negative from stable. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and potentially certain senior notes, and depending on their severity, could impede our ability to renew existing or to obtain new credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our risk management strategies may not be effective.

        Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our control procedures and risk management policies may not successfully prevent our traders from entering into transactions that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

        Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a "passive foreign investment company," or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our common shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. Since PFIC status is determined on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a QEF election), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark to market" our common shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our common shares.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2009.

Facilities by Division

	Aggregate Daily Production Capacity	Aggregate Storage Capacity
	(metric tons)
Division
Agribusiness	155,177	16,816,448
Fertilizer	161,674	3,255,093
Food and Ingredients	47,232	921,422

Facilities by Geographic Region

	Aggregate Daily Production Capacity	Aggregate Storage Capacity
	(metric tons)
Region
North America	64,090	6,546,524
South America	244,841	12,068,848
Europe	43,822	2,063,029
Asia	11,330	314,562

        In addition, we operate various port facilities either directly or through alliances and joint ventures. Our corporate headquarters in White Plains, New York, occupy approximately 51,000 square feet of space under a lease that expires in February 2013. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have 174 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 56 oilseed processing plants globally. We wholly own or have majority interests in seven sugarcane mills and one greenfield mill currently under construction in Brazil. We have 61 marketing and distribution offices throughout the world.

  Fertilizer

        In our fertilizer division, we currently operate four phosphate mines in Brazil, two of which are wholly owned by us and the remaining two of which are owned by Fosfertil. In addition to our phosphate mines, we also operate 41 fertilizer processing and blending plants that are strategically located in the key fertilizer consumption regions of Brazil, thereby reducing transportation costs to deliver our products to our customers. Our mines are operated under concessions from the Brazilian government. The following table sets forth information about the phosphate production of our mines:

	Annual Phosphate Production for the Year Ended December 31, 2009	Estimated Years of Reserves Remaining
Name	(metric tons)
Araxá	1,009,000	21	(1)
Cajati	552,000	28	(1)
Catalão (2)	701,000	29	(2)
Tapira (2)	2,088,000	51	(2)

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

        In addition to the mines listed above, we also have interests in three additional phosphate mines, Salitre, Anitápolis and Araxá CBMM, with proven reserves where production has not yet commenced. Our interest in Anitápolis is through an interest in an unconsolidated joint venture. The production capacity of each of the Salitre, Anitápolis and Araxá CBMM mines is estimated to be approximately 2 million, 300,000 and 650,000 metric tons of phosphate rock per year, respectively. At this production level, the number of years until depletion of the phosphate reserves is expected to be 97 years for Salitre, 15 years for Anitápolis and 20 years for Araxá CBMM. All of these mining assets will be included in the sale of our fertilizer nutrients assets to Vale.

  Food and Ingredients

        In our food and ingredients operations, we have 68 refining, packaging and milling facilities dedicated to our food and ingredients operations throughout the world.

Item 3.    Legal Proceedings

        We are party to various legal proceedings in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations, or claims.

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result. For example, our Brazilian subsidiaries are subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $132 million as of December 31, 2009 in respect of these claims. The Brazilian tax claims relate to income tax claims, value added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Note 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        We are also a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $92 million as of December 31, 2009 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U., including Bunge, have infringed European competition laws. In December 2009, we were notified that the European Commission has closed this investigation.

        In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, our wholly owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil's shareholders. Certain shareholders of Fosfertil who are affiliated with the Mosaic Company and Yara International ASA filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit that was pending before the highest appellate court in Brazil (Superior Tribunal de Justiça, or the Superior Court of Justice) since September 2008. In August 2009, the Superior Court of Justice ruled in our favor on the merits of the case. Subsequently, these minority shareholders filed motions seeking clarification of this court decision, but such motions were rejected by the Superior Court of Justice in December 2009. The proposed reorganization is also the subject of other lawsuits filed by these shareholders and is also subject to governmental approvals in Brazil. In light of the pending sale of our direct and indirect interest in Fosfertil to Vale, we do not anticipate that the proposed reorganization will be effected. These shareholders have also recently agreed to sell their direct and indirect interests in Fosfertil to Vale. Accordingly, we are unsure as to whether following such sale, they will continue to pursue these lawsuits. If they do, we intend to vigorously defend the decision of the Superior Court of Justice in our favor.

        In April 2000, we acquired Manah S.A., a Brazilian fertilizer company that had an indirect participation in Fosfertil. This acquisition was approved by the Brazilian antitrust commission in February 2004. The approval was conditioned on the formalization of an operational agreement between us and the antitrust commission relating to the maintenance of existing competitive conditions in the fertilizer market. Although the terms of the operational agreement have not yet been approved, we do not expect them to have a material adverse effect on our business or financial results or to impede the sale of our Brazilian fertilizer nutrients assets, including our interest in Fosfertil, to Vale.

Item 4.    [Reserved]

        There is no disclosure required under this Item.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
	(US$)
2010
First quarter (to February 19, 2010)	$71.29	$56.90
2009
Fourth quarter	$68.51	$57.06
Third quarter	72.41	54.44
Second quarter	67.89	46.58
First quarter	59.33	41.61
2008
Fourth quarter	$63.00	$29.99
Third quarter	105.04	60.10
Second quarter	124.48	87.92
First quarter	133.00	86.88
2007
Fourth quarter	$124.23	$91.74
Third quarter	107.45	81.00
Second quarter	84.50	71.81
First quarter	85.26	70.13

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, as of December 31, 2009, we had 134,096,906 common shares outstanding which were held by approximately 178 registered holders.

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

        We paid quarterly dividends on our common shares of $.19 per share in the first two quarters of 2009 and $.21 per share in the last two quarters of 2009. We paid quarterly dividends on our common shares of $.17 per share in the first two quarters of 2008 and $.19 per share in the last two quarters of 2008. We will pay a regular quarterly cash dividend of $.21 per share on March 2, 2010 to shareholders of record on February 16, 2010. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2010 to shareholders of record on February 15, 2010.

Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2004 through the quarter ended December 31, 2009. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUNGE LIMITED,
S&P 500 INDEX AND S&P FOOD PRODUCTS INDEX

Sales of Unregistered Securities

        The information required by this item has been previously reported on Current Reports on Form 8-K filed with the SEC on December 29, 2009 and on January 12, 2010.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2009, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders (1)	5,794,606	(2)	$56.32	(3)	10,471,610	(4)
Equity compensation plans not approved by shareholders (5)	14,988	(6)	—	(7)	—	(8)

Total	5,809,594		$56.32		10,471,610

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,243,429 common shares, time-based restricted stock unit awards outstanding as to 287,991 common shares, performance-based restricted stock unit awards outstanding as to 789,530 common shares and 11,558 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 415,200 common shares under our Non-Employee Directors' Equity Incentive Plan, 18,722 unvested restricted stock units and 28,176 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

(3)
Calculated based on non-statutory stock options outstanding under our 2009 Equity Incentive Plan, Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit and performance-based restricted stock unit awards under the 2009 Equity Incentive Plan and Equity Incentive Plan and restricted and deferred restricted stock unit awards under the 2007 Non-Employee Directors' Equity Incentive Plan.

(4)
Includes dividend equivalents payable in common shares. Shares available under our 2009 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2009 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 10,000,000, subject to adjustment in accordance with the terms of the plan. This number also includes shares available for future issuance under our 2007 Non-Employee Directors' Equity Incentive Plan. Our 2007 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 600,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the Equity Incentive Plan and the Non-Employee Directors' Equity Incentive Plan.

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 14,988 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$41,926	$52,574	$37,842	$26,274	$24,377
Cost of goods sold	(40,722)	(48,538)	(35,327)	(24,703)	(22,806)

Gross profit	1,204	4,036	2,515	1,571	1,571
Selling, general and administrative expenses	(1,342)	(1,613)	(1,359)	(978)	(956)
Interest income	122	214	166	119	104
Interest expense	(283)	(361)	(353)	(280)	(231)
Foreign exchange gain (loss)	469	(749)	217	59	(22)
Other income (expense)—net	(25)	10	15	31	22

Income from operations before income tax	145	1,537	1,201	522	488
Income tax benefit (expense)	110	(245)	(310)	36	82

Income from operations after income tax	255	1,292	891	558	570
Equity in earnings of affiliates	80	34	33	23	31

Net income	335	1,326	924	581	601
Net income (loss) attributable to noncontrolling interest	26	(262)	(146)	(60)	(71)

Net income attributable to Bunge	361	1,064	778	521	530
Convertible preference share dividends	(78)	(78)	(40)	(4)	—

Net income available to common shareholders	$283	$986	$738	$517	$530

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic (1)
Earnings to Bunge common shareholders	$2.24	$8.11	$6.11	$4.32	$4.73

Earnings per common share—diluted (2) (3)
Earnings to Bunge common shareholders	$2.22	$7.73	$5.95	$4.28	$4.43

Cash dividends declared per common share	$.82	$.74	$.67	$.63	$.56

Weighted average common shares outstanding—basic	126,448,071	121,527,580	120,718,134	119,566,423	112,131,739
Weighted average common shares outstanding—diluted (2) (3)	127,669,822	137,591,266	130,753,807	120,849,357	120,853,928

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(US$ in millions)
Consolidated Cash Flow Data:
Cash (used for) provided by operating activities	$(368)	$2,543	$(411)	$(289)	$382
Cash used for investing activities	(952)	(1,106)	(794)	(611)	(480)
Cash provided (used for) by financing activities	774	(1,146)	1,762	891	21

	December 31,
	2009	2008	2007	2006	2005
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$553	$1,004	$981	$365	$354
Inventories (4)	4,862	5,653	5,924	3,684	2,769
Working capital	5,576	5,102	5,684	3,878	2,947
Total assets	21,286	20,230	21,991	14,347	11,446
Short-term debt, including current portion of long-term debt	197	551	1,112	610	589
Long-term debt	3,618	3,032	3,435	2,874	2,557
Mandatory convertible preference shares (2)	863	863	863	—	—
Convertible perpetual preference shares (2)	690	690	690	690	—
Common shares and additional paid-in-capital	3,626	2,850	2,761	2,691	2,631
Total equity	$10,365	$8,128	$8,697	$6,078	$4,551

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	119.7	117.7	114.4	99.8	97.5
Fertilizer	11.6	11.1	13.1	11.6	11.5
Food and ingredients:
Edible oil products	5.7	5.7	5.5	4.8	4.3
Milling products	4.3	3.9	4.0	3.9	3.9
Total food and ingredients	10.0	9.6	9.5	8.7	8.2
Total volume	141.3	138.4	137.0	120.1	117.2

(1)
Earnings per common share basic is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

(2)
Bunge has 862,455 5.125% cumulative mandatory convertible preference shares outstanding as of December 31, 2009. The annual dividend on each mandatory convertible preference share is $51.25, payable quarterly. Each mandatory convertible preference share has an initial liquidation preference of $1,000, plus accumulated and unpaid dividends. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2416 and 9.7250 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2416 Bunge Limited common shares. These conversion rates are subject to certain additional anti-dilutive adjustments. Bunge also has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.0891 Bunge Limited common shares (7,514,790 Bunge Limited common shares), subject to certain additional anti-dilution adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted average common shares that were issuable upon conversion of the preference shares as they were not dilutive for such period.

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

(4)
Included in inventories were readily marketable inventories of $3,380 million, $2,741 million, $3,358 million, $2,325 million and $1,534 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

Item 6A.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Agribusiness

        In the agribusiness division, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this division is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Demand for our agribusiness products is affected by many factors, including changes in global or regional economic conditions, the financial condition of customers, including customer access to credit, worldwide consumption of food products, particularly pork and poultry, changes in population growth rates, changes in per capita incomes, the relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and, in the past few years, by demand for renewable fuels produced from agricultural commodities and commodity products.

        We expect that the factors described above will continue to affect global supply and demand for our agribusiness products. We also expect that, from time to time, imbalances may exist between oilseed processing capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or adjust our own oilseed processing capacity.

  Fertilizer

        In the fertilizer division, demand for our products is affected by the profitability of the Brazilian agricultural sector, the availability of credit to farmers in Brazil, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our profitability is impacted by international selling prices for imported fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, and ocean freight rates and other import fees. The Brazilian fertilizer business is also a seasonal business with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the major Brazilian agricultural cycle. As a result, we have generally imported and mined raw materials and produced finished goods during the first half of the year in preparation for the main Brazilian cultivation season that occurs during the second half of the year.

  Food and Ingredients

        In the food and ingredients division, which consists of our edible oil products and milling products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products we sell, changes in eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to commercial customers, governmental dietary guidelines and policies, changes in general economic conditions and competitive environment in our markets.

        In addition to the above industry-related factors which impact our business divisions, our results of operations are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, local currency-based subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted average exchange rates during the monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the year ended December 31, 2009 were foreign exchange net translation gains of $1,062 million and for the years ended December 31, 2008 and 2007 were foreign exchange net translation losses of $1,346 million and foreign exchange net translation gains of $731 million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

        Additionally, we record transaction gains or losses on monetary assets and liabilities of our foreign subsidiaries that are not denominated in their local currencies. These amounts are remeasured into their respective subsidiary functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the subsidiary's statement of income and, therefore, in our consolidated statements of income as a foreign exchange gain (loss).

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

        The translation of functional currency costs and expenses at monthly average exchange rates also impacts the comparison of our financial statements between periods. In 2009, the U.S. dollar weakened against most major currencies, including the Brazilian real. The real appreciated 34% at December 31, 2009 when compared to the rate at December 31, 2008, which results in an increase in translated assets and liabilities on the consolidated balance sheet as of December 31, 2009 compared with the consolidated balance sheet as of December 31, 2008. However, the average real-U.S. dollar exchange rate during the 2009 year was R$2.000 compared to an average of R$1.835 during the full year 2008, which represents a weakening in the yearly average exchange of 9%. The impact on our financial statements of the weaker average real rate during 2009 when compared with 2008 is a decrease in translated local currency costs and expenses for 2009. In 2008, the real depreciated 24% against the U.S. dollar at December 31, 2008 when compared to the rate at December 31, 2007, resulting in a decrease in translated assets and liabilities on the consolidated balance sheet as of December 31, 2008 compared with the consolidated balance sheet as of December 31, 2007. The average real-U.S. dollar exchange rate for 2008 was R$1.835, compared to R$1.948 in 2007, which represents a 6% strengthening in 2008 in the average value of the real versus the U.S. dollar. The impact of the stronger average real rate during 2008 when compared with 2007 is an increase in translated local currency costs and expenses for 2008.

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

        Agribusiness Segment—Brazil.    Our agribusiness sales are U.S. dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural offset to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Appreciation of the real against the U.S. dollar generally has a negative effect on our agribusiness segment results in Brazil, as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at stronger real-U.S. dollar exchange rates, which results in higher U.S. dollar costs. In addition, appreciation of the real generates losses based on the changes in the real-denominated value of our commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, appreciation of the real also generates offsetting net foreign exchange gains on the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange gains (losses) in our consolidated statements of income. As our Brazilian subsidiaries are primarily funded with U.S. dollar-denominated debt, the mark-to-market losses on the commodity inventories during periods of real appreciation generally offset the foreign exchange gains on the U.S. dollar-denominated debt. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

        Fertilizer Segment—Brazil.    Our fertilizer segment sales prices are linked to U.S. dollar-priced international fertilizer prices. Mining, industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are not marked-to-market but are accounted at the lower of cost or market. These inventories are generally financed with U.S. dollar-denominated liabilities. Appreciation of the real against the U.S. dollar generally results in higher mining, industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment subsidiaries. Gross profit margins are generally adversely affected if the real appreciates during the year as our local currency sales revenues are based on U.S. dollar international fertilizer prices, whereas our cost of goods sold would reflect the higher real cost of inventories acquired and production costs incurred when the real was weaker. Inventories are generally acquired in the first half of the year, whereas sales of fertilizer products are generally concentrated in the second half of the year. As a result, there is generally a lag between the recording of exchange gains on the net U.S. dollar monetary liability position related to inventory purchases and the effects of the appreciating real on our gross profit margins. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

        Edible Oil and Milling Products Segments—Brazil.    Our food ingredients businesses are generally local currency businesses. The costs of raw materials, principally wheat and vegetable oils, are largely U.S. dollar-linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect our margins.

        Other Operations.    Our operations in Europe are in countries that are members of the European Union and several countries that are not members of the European Union. Our risk management policy is to fully hedge our monetary exposures to minimize the financial effects of fluctuations in the euro and other European currencies. We also operate in Argentina, where we are exposed to the peso, in Canada, where we are exposed to the Canadian dollar, and in Asia, where our primary exposures are to the Chinese yuan/renminbi and the Indian rupee. Our risk management policy is to fully hedge our monetary exposure to the financial effects of fluctuations in the values of these currencies relative to the U.S. dollar.

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

        At December 31, 2009 and 2008, respectively we recorded uncertain tax liabilities of $104 million and $133 million in other non-current liabilities and $7 million and $5 million in current liabilities in our consolidated balance sheets, of which $40 million and $48 million relates to accrued penalties and interest. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. During 2009 and 2008, respectively, we recognized $8 million and $13 million in interest and penalties in our consolidated statements of income.

Results of Operations

  2009 Overview

        Net income attributable to Bunge for 2009 was $361 million, down 66% from $1,064 in 2008 which was a record year for Bunge. Total segment EBIT of $443 million represented a 67% decrease from the record of $1,363 that was reported for 2008. The year 2009 was difficult for our fertilizer segment, where segment EBIT declined significantly from a very strong 2008 to a loss in 2009, primarily as a result of declines in both domestic and international prices of our key product raw materials over almost all of the year. In addition, the Brazilian fertilizer industry, including Bunge, entered 2009 with above-normal inventory levels as tight credit conditions for Brazilian farmers in late 2008 significantly reduced their normal seasonal purchases. As fertilizers are global commodities, these raw material price declines resulted in our reducing our product selling prices. This created negative margins for our business, as the gradual decline in our inventory costs could not keep pace with the more rapidly declining selling prices.

        Despite a 14% decline in agribusiness segment EBIT compared to 2008, results in this segment were solid for 2009. With significant weather-related soybean crop shortages in South America, volumes normally originated by our businesses in Argentina and Brazil were significantly reduced, impacting the entire South American value chain, including global logistics and trading and distribution activities in Europe and Asia. Largely offsetting these South American challenges was very strong demand for soybeans in China, which benefited our grain origination activities, particularly in North America.

        In our food and ingredients division, our edible oil products segment EBIT improved and showed strong earnings compared to a small loss in 2008. These strong results were partially offset by weaker results in our milling products segment that resulted primarily from a very large Brazilian wheat crop that brought smaller, opportunistic competitors into the wheat milling industry for the crop season.

  Segment Results

        In 2008, Bunge re-evaluated the profitability measure of its segments' operating performance and determined that segment operating performance based on segment earnings before interest and taxes (EBIT) is a more meaningful profitability measure than segment operating profit, since the segment earnings before interest and taxes reflects equity in earnings of affiliates and noncontrolling interest and excludes income taxes. As a result, amounts for 2007 contained in this Annual Report on Form 10-K have been restated.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2009	2008	Percent Change	2007	Percent Change
	(US$ in millions, except percentages)
Volume (in thousands of metric tons):
Agribusiness	119,647	117,661	2%	114,365	3%
Fertilizer	11,634	11,134	4%	13,077	(15)%
Edible Oil Products	5,688	5,736	(1)%	5,530	4%
Milling Products	4,332	3,932	10%	3,983	(1)%

Total	141,301	138,463	2%	136,955	1%

Net sales:
Agribusiness	$30,511	$36,688	(17)%	$26,990	36%
Fertilizer	3,704	5,860	(37)%	3,918	50%
Edible Oil Products	6,184	8,216	(25)%	5,597	47%
Milling Products	1,527	1,810	(16)%	1,337	35%

Total	$41,926	$52,574	(20)%	$37,842	39%

Cost of goods sold:
Agribusiness	$(29,132)	$(34,659)	16%	$(25,583)	(35)%
Fertilizer	(4,443)	(4,411)	(1)%	(3,279)	(35)%
Edible Oil Products	(5,772)	(7,860)	27%	(5,263)	(49)%
Milling Products	(1,375)	(1,608)	14%	(1,202)	(34)%

Total	$(40,722)	$(48,538)	16%	$(35,327)	(37)%

Gross profit:
Agribusiness	$1,379	$2,029	(32)%	$1,407	44%
Fertilizer	(739)	1,449	n/m	639	127%
Edible Oil Products	412	356	16%	334	7%
Milling Products	152	202	(25)%	135	50%

Total	$1,204	$4,036	(70)%	$2,515	60%

Selling, general & administrative expenses:
Agribusiness	$(758)	$(858)	12%	$(661)	(30)%
Fertilizer	(192)	(284)	32%	(284)	—%
Edible Oil Products	(296)	(368)	20%	(316)	(16)%
Milling Products	(96)	(103)	7%	(98)	(5)%

Total	$(1,342)	$(1,613)	17%	$(1,359)	(19)%

Foreign exchange gain (loss):
Agribusiness	$218	$(198)		$115
Fertilizer	256	(530)		104
Edible Oil Products	(4)	(22)		3
Milling Products	(1)	1		(5)

Total	$469	$(749)		$217

	Year Ended December 31,
	2009	2008	Percent Change	2007	Percent Change
	(US$ in millions, except percentages)
Equity in earnings of affiliates:
Agribusiness	$3	$6	(50)%	$3	100%
Fertilizer	(13)	7	n/m	(1)	n/m
Edible Oil Products	86	17	406%	27	(37)%
Milling Products	4	4	—%	4	—%

Total	$80	$34	135%	$33	3%

Noncontrolling interest:
Agribusiness	$(20)	$(24)		$(35)
Fertilizer	87	(323)		(181)
Edible Oil Products	(10)	(8)		3
Milling Products	—	—		—

Total	$57	$(355)		$(213)

Other income (expense):
Agribusiness	$(2)	$(6)		$27
Fertilizer	(15)	2		(6)
Edible Oil Products	(7)	14		(6)
Milling Products	(1)	—		—

Total	$(25)	$10		$15

Segment earnings before interest and tax (1):
Agribusiness	$820	$949	(14)%	$856	11%
Fertilizer	(616)	321	n/m	271	18%
Edible Oil Products	181	(11)	n/m	45	n/m
Milling Products	58	104	(44)%	36	189%

Total	$443	$1,363	(67)%	$1,208	13%

Depreciation, depletion and amortization:
Agribusiness	$(194)	$(186)	(4)%	$(157)	(18)%
Fertilizer	(149)	(161)	7%	(151)	(7)%
Edible Oil Products	(73)	(74)	1%	(61)	(21)%
Milling Products	(27)	(18)	(50)%	(16)	(13)%

Total	$(443)	$(439)	(1)%	$(385)	(14)%

Net income attributable to Bunge	$361	$1,064	(66)%	$778	37%

Not Material (n/m)

(1)
Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not material to the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Total segment earnings before interest and tax	$443	$1,363	$1,208
Interest income	122	214	166
Interest expense	(283)	(361)	(353)
Income tax	110	(245)	(310)
Noncontrolling interest share of interest and tax	(31)	93	67

Net income attributable to Bunge	$361	$1,064	$778

  2009 Compared to 2008

        Agribusiness Segment.    Agribusiness segment net sales decreased 17% due primarily to lower agricultural commodity prices when compared to the historically high prices experienced during much of 2008. Volumes increased by 2% from 2008 despite lower overall grain and oilseed distribution volumes as a result of the reduced soybean crops in South America, primarily due to strong demand for soybeans from China, as well as higher sugar merchandising and oilseed processing volumes in Eastern Europe and Asia, reflecting our investments to expand in these high growth areas.

        Cost of goods sold decreased 16% primarily due to lower agricultural commodity prices when compared to the historically high prices experienced during much of 2008. Cost of goods sold in 2008 included $181 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts, which was partially offset by $117 million of transactional tax credits in Brazil. Cost of goods sold in 2009 included $15 million in restructuring and impairment charges compared to $23 million in 2008.

        Gross profit decreased 32% from the exceptionally strong margins experienced in 2008 as a result of weaker margins in our oilseed processing and distribution businesses primarily in Europe partially offset by a 2% increase in volumes. Gross profit in 2008 included $181 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts which were partially offset by transactional tax credits of $117 million as a result of a favorable tax ruling in Brazil.

        SG&A decreased 12% largely due to lower employee variable compensation related costs, focused cost reduction efforts and the beneficial impact of the stronger U.S. dollar on foreign local currency costs when translated to U.S. dollars. These cost reductions were partially offset by $26 million of impairment charges related to certain real estate assets and an equity investment in a North American biodiesel company. In 2008, SG&A expenses were reduced by $60 million of transactional tax credits in Brazil resulting from a favorable tax ruling.

        Foreign exchange gains of $218 million reflected mainly the impact of the Brazilian real appreciation on the net U.S. dollar monetary liability position in Brazil compared to $198 million of losses in 2008 resulting from depreciation of the Brazilian real. Foreign exchange gains and losses in our agribusiness segment were substantially offset by the currency impact on inventory mark-to-market valuations, which were included in cost of goods sold.

        Equity in earnings of affiliates decreased in 2009 due primarily to the lower results in our biofuels joint ventures.

        Noncontrolling interest decreased due to lower results in non-wholly owned subsidiaries, largely in Poland, partially offset by improved earnings in our oilseed processing operations in China.

        Other income (expense) for 2009 was a net expense of $2 million compared to a net expense of $6 million in 2008. Other income (expense) for 2008 included a provision of $19 million for an adverse ruling related to a Brazilian social security claim.

        Agribusiness segment EBIT decreased 14% primarily as a result of the factors discussed above.

        Fertilizer Segment.    Fertilizer segment net sales decreased 37% as a result of declines in domestic and international fertilizer prices when compared to the historically high international fertilizer prices experienced throughout most of 2008. The impact of these price declines was partially offset by a 4% increase in volume, primarily during the second half of 2009 as farmer purchasing patterns returned to more historical norms compared to 2008. In 2008, farmers accelerated their purchases into the first half of the year due to concerns about rising prices. Additionally, the tight credit environment in late 2008, as a result of the global economic crisis, negatively impacted sales volumes in the second half of that year.

        Cost of goods sold increased 1% compared with 2008 in part due to higher volumes as well as high average cost inventories purchased in 2008. Cost of goods sold also included $3 million of restructuring charges in 2009.

        Gross profit declined from $1,449 million in 2008 to a loss of $739 million for 2009 primarily as a result of the mismatch between sales prices and high inventory costs largely due to fertilizer purchases in 2008 prior to the decline in international and domestic prices.

        SG&A expenses declined 32% in 2009 when compared with 2008 primarily as a result of lower employee variable compensation related costs, focused cost reduction efforts and the beneficial impact of a stronger U.S. dollar on foreign local currency costs. In addition, SG&A for 2009 included a $32 million reversal of a transactional tax provision due to a Brazilian law change.

        Foreign exchange gains were $256 million in 2009 compared to losses of $530 million in 2008. These gains were caused primarily by the impact of the stronger Brazilian real on U.S. dollar denominated financings of working capital. The Brazilian real depreciated during 2008. The exchange results are largely offset in the gross margin when the inventories are sold.

        Equity in earnings of affiliates was a loss of $13 million in 2009 compared to a gain of $7 million in 2008, due primarily to start-up losses from our Moroccan phosphate joint venture.

        Noncontrolling interest declined by $410 million due to losses at Fosfertil in 2009.

        Segment EBIT decreased $937 million to a loss of $616 million in 2009 as a result of the factors described above.

        Edible Oil Products Segment.    Edible oil products segment net sales decreased 25% primarily due to lower average selling prices as a result of lower crude vegetable oil prices when compared to the historically high agricultural commodity prices experienced during much of 2008. Volumes decreased 1% largely driven by a highly competitive environment and tight crude oil supply in Brazil during the second half of 2009 due to the smaller soybean crop.

        Cost of goods sold decreased 27% as a result of lower raw material prices, lower volumes and the beneficial effect of the stronger U.S. dollar on the translation of local currency costs into U.S. dollars. Cost of goods sold also included restructuring and impairment charges totaling $3 million in 2009 and $2 million in 2008.

        Gross profit increased 16% primarily as a result of improved margins resulting from a better alignment of selling prices and cost of goods sold primarily in Europe and North America.

        SG&A decreased 20% primarily due to lower employee variable compensation related costs, focused cost reduction efforts and the beneficial impact of a stronger U.S. dollar on foreign local currency costs translated into U.S. dollars. SG&A for 2008 included a $2 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

        Foreign exchange losses totaled $4 million in 2009 compared to losses of $22 million in 2008 primarily due to the impact of fluctuations in certain European currencies partially offset by the impact of a stronger Brazilian real on the U.S. dollar-denominated financing of working capital.

        Equity in earnings of affiliates were $86 million in 2009 compared to $17 million in 2008 primarily due to a gain of $66 million, net of tax, on the sale of Bunge's 33.34% interest in Saipol, a European edible oil joint venture in the fourth quarter of 2009.

        Noncontrolling interest increased due to higher results in non-wholly owned subsidiaries, mainly in Poland.

        Other income (expense) was a net expense of $7 million in 2009 compared to net income of $14 million in 2008. Other income (expense) in 2008 included a $14 million gain on a land sale in North America.

        Segment EBIT increased to $181 million from a loss of $11 million in 2008. EBIT for 2009 included the $66 million gain from the sale of our investment in Saipol. In addition, earnings improved significantly in North America and Europe with improved volumes and margins, offset partially by weaker results in Brazil related to a highly competitive environment. EBIT for 2009 also benefited from the impact of a stronger U.S. dollar which reduced translated local currency costs and expenses.

        Milling Products Segment.    Milling products segment net sales decreased 16% primarily due to lower average selling prices when compared to the historically high wheat and corn raw material prices experienced in 2008. The impact of a weaker average real exchange rate also reduced wheat milling net sales when translated into U.S. dollars. These decreases more than offset a volume increase of 10% in 2009 when compared to 2008, due largely to the acquisition of a U.S. mill in the fourth quarter of 2008. The corn milling volume increase was partially offset by lower volumes in wheat milling as a result of a larger than expected Brazilian wheat crop which resulted in low wheat prices that brought smaller, opportunistic competitors into the wheat milling industry in 2009.

        Cost of goods sold decreased 14% due primarily to lower raw material costs as a result of lower raw material prices and the beneficial impact of foreign exchange translation of the Brazilian real into U.S. dollars. These cost reductions were partially offset by the increased sales volumes. Cost of goods sold for 2008 included an $11 million credit resulting from a favorable ruling related to certain transactional taxes in Brazil.

        Gross profit decreased 25% primarily as a result of the highly competitive environment in Brazil's wheat milling industry, which more than offset increased volumes and margins in corn milling. 2008 gross profit included an $11 million transactional tax credit in Brazil.

        SG&A expenses decreased 7% primarily due to the impact of foreign exchange translation of the Brazilian real into U.S. dollars.

        Other income (expense) was a net expense of $1 million in 2009.

        Segment EBIT decreased to $58 million in 2009 from $104 million in 2008 as a result of the factors described above.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions, except percentages)	2009	2008	Change
Interest income	$122	$214	(43)%
Interest expense	(283)	(361)	22%

        Interest income decreased 43% primarily due to lower average interest bearing cash balances. Interest expense decreased 22% due to lower average borrowings resulting from decreased working capital requirements as a result of lower commodity prices and also due to lower average interest rates in 2009 compared with 2008.

        Income Tax Expense.    Income tax expense decreased $355 million to a benefit of $110 million in 2009 from an expense of $245 million in 2008, primarily driven by a decrease in income from operations before income tax of $1,392 million. The effective tax rate for 2009 was a benefit of 76% compared to an expense of 16% for 2008 largely as a result of losses in high tax jurisdictions, primarily in our Fertilizer segment in Brazil.

        During 2008, we recorded a reduction of income tax expense relating to unrecognized tax benefits of $27 million, which related primarily to the depreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of these Brazilian deferred tax assets. We requested a ruling on the realization of these deferred tax assets from the applicable tax authorities in 2007. In 2009 we received a favorable ruling and reversed our liability related to this unrecognized tax benefit. This reversal also contributed to the 2009 net tax benefit.

        Net Income Attributable to Bunge.    Net income attributable to Bunge decreased from a record $1,064 million in 2008 to $361 million in 2009. Net income attributable to Bunge for 2009 included $21 million related to the reversal of a provision due to a change in Brazilian law and a gain of $66 million related to the disposition of Bunge's interest in Saipol as well as net impairment and restructuring charges of $36 million. Net income attributable to Bunge for 2008 included impairment and restructuring charges of $18 million and a transactional tax credit totaling $131 million.

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

        Noncontrolling interest decreased 31% due to lower results in non-wholly owned subsidiaries, largely in China, partially offset by improved earnings in our oilseed processing operation in Poland.

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

        Noncontrolling interest increased by 78% due to higher earnings at Fosfertil.

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

        Noncontrolling interest increased due to higher results in non-wholly owned subsidiaries, mainly in Poland.

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

        On January 1, 2007, we adopted the guidance of a Financial Accounting Standard Board (FASB) issued standard on income taxes that requires us to apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. During 2007, we recorded an income tax expense relating to unrecognized tax benefits of $17 million. The increase related primarily to the appreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of certain Brazilian deferred tax assets. During 2008, we recorded a reduction of income tax expense relating to unrecognized tax benefits of $27 million, which related primarily to the depreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of these Brazilian deferred tax assets. We requested a ruling on the realization of these deferred tax assets from the applicable tax authorities in 2007. In 2009, we received a favorable ruling and reversed our remaining liability related to this unrecognized tax benefit.

        Net income attributable to Bunge.    Net income attributable to Bunge increased 37% from $778 million in 2007 to a company record of $1,064 million in 2008. Net income attributable to Bunge for 2008 included $131 million related to favorable rulings related to certain transactional taxes in Brazil and $20 million of net gains on asset acquisitions/dispositions (compared to net gains of $15 million in 2007). Net income attributable to Bunge for 2008 was reduced by net impairment and restructuring charges of $18 million compared with $59 million in 2007. Net income attributable to Bunge for 2007 also was reduced by an after tax provision of $22 million resulting from a change in tax regulations in several Brazilian states.

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

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.90 and 1.63 at December 31, 2009 and 2008, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents were $553 million at December 31, 2009 and $1,004 million at December 31, 2008. Of these amounts, $132 million and $574 million, respectively, was held at Fosfertil, our non-wholly owned, publicly-traded subsidiary in Brazil, which is included in our consolidated financial statements. Fosfertil's cash and cash equivalents are generally not available to other Bunge companies until a cash dividend distribution is made by Fosfertil.

        Readily Marketable Inventories.    Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories of $3,218 million at December 31, 2009 and $2,619 million at December 31, 2008 were included in our agribusiness segment inventories for each period. In addition, readily marketable inventories at fair market value in the aggregate amount of $162 million and $122 million were included in our edible oil products segment and milling products segment inventories at December 31, 2009 and 2008 respectively. The increase in readily marketable inventories at December 31, 2009 compared to December 31, 2008 was primarily due to higher commodity prices. We recorded interest expense on debt financing readily marketable inventories of $84 million, $112 million and $136 million in the years ended December 31, 2009, 2008 and 2007.

        Financing Arrangements and Outstanding Indebtedness.    We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned finance subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities.    At December 31, 2009, we had approximately $3,452 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, all of which was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2009	December 31, 2009	December 31, 2008
		(US$ in millions)
Commercial Paper (1)	2012	$575	$—	$—
Short-Term Revolving Credit Facilities	2010	645	—	—
Long-Term Revolving Credit Facilities (2) (3)	2010-2012	2,232	—	—

Total		$3,452	$—	$—

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

        Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. In 2009, the short-term credit rating of one participant lending institution with a $25 million lending commitment in the liquidity facility was lowered by Standard & Poor's below A-1 and accordingly this lending institution has been removed from the liquidity facility. As a result, the liquidity facility, and consequently, our commercial paper program have been reduced to $575 million from $600 million. The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. At December 31, 2009, no borrowings were outstanding under the liquidity facility or the commercial paper program.

        In June 2009, we entered into (i) a syndicated $645 million, 364-day revolving credit agreement (the 364-day credit agreement) and (ii) a syndicated $1 billion, three-year revolving credit agreement (the three-year credit agreement and, together with the 364-day credit agreement, the credit agreements) with a number of lending institutions. The 364-day credit agreement matures on June 2, 2010 and the three-year credit agreement matures on June 1, 2012. The credit agreements replaced (i) the $850 million revolving credit agreement that was scheduled to mature on November 17, 2009 and (ii) the $850 million revolving credit agreement that was scheduled to mature on June 29, 2009, each of which was terminated in accordance with its respective terms on June 3, 2009. Amounts due under the terminated credit agreements on the date of termination were repaid with the proceeds of its initial borrowings under the credit agreements. Borrowings under the credit agreements will bear interest at LIBOR plus the applicable margin (defined below) or the alternate base rate then in effect plus the applicable margin minus 1.00%. The margin applicable to either a LIBOR or alternate base rate borrowing will be based on the greater of (i) a per annum floor rate that varies between 2.00%

and 4.50% under the 364-day credit agreement and between 3.00% and 5.50% under the three-year credit agreement, each based generally on the credit ratings of our senior long-term unsecured debt and (ii) a per annum rate calculated as a percentage of the Markit CDX.NA.IG Series 12 five-year credit default swap index (or successor index thereof) that varies between 85% and 175% each based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreements that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the respective credit agreement at rates ranging from 0.375% to 1.00% under the 364-day credit agreement and from 0.75% to 2.00% under the three-year credit agreement.

        In November 2009, we entered into a syndicated $600 million, revolving credit agreement that matures on April 16, 2011 with a number of lending institutions. The credit agreement replaced the $600 million revolving credit agreement that was scheduled to mature on January 16, 2010, which was terminated in accordance with its terms on November 24, 2009. Borrowings under the credit agreement will bear interest at LIBOR plus an applicable margin ranging from 1.50% to 3.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the respective credit agreement at forty percent of the applicable margin.

        In addition to the committed facilities discussed above, from time to time we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2009, no borrowings were outstanding under these short-term credit lines. At December 31, 2008, $50 million was outstanding under such short-term credit lines. These short-term credit lines are included in short-term debt in our consolidated balance sheets.

        In June 2009, we completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes) bearing interest at 8.50% per annum maturing on June 15, 2019. The senior notes were issued by our 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on these senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2009. We used the net proceeds from this offering of approximately $595 million, after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

        Short- and Long-Term Debt.    Our short- and long-term debt increased by $232 million at December 31, 2009 from December 31, 2008, primarily due to increased working capital resulting from reduced accounts payable in our fertilizer segment and weaker profitability.

        The following table summarizes our short- and long-term indebtedness at December 31, 2009 and 2008:

	December 31,
(US$ in millions)	2009	2008
Short-term debt:
Short-term debt (1)	$166	$473
Current portion of long-term debt	31	78

Total short-term debt	197	551
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	108	110
6.78% Senior Notes, Series B, due 2009	—	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	—
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% payable through 2016	106	87
Others	127	152

Subtotal	3,649	3,110

Less: Current portion of long-term debt	(31)	(78)

Total long-term debt	3,618	3,032

Total debt	$3,815	$3,583

(1)
Includes secured debt of $4 million at December 31, 2008.

(2)
Includes secured debt of $98 million and $29 million at December 31, 2009 and 2008, respectively.

(3)
One-, three- and six-month LIBOR at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively, and at December 31, 2008 were 0.44%, 1.43% and 1.75% per annum, respectively.

(4)
Three-month Yen LIBOR at December 31, 2009 and 2008 was 0.28% and 0.83% per annum, respectively.

(5)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)
TJLP is a long-term interest rate published by the Brazilian government on a quarterly basis; TJLP as of December 31, 2009 and 2008 was 6.13% and 6.25% per annum, respectively.

        While we have not yet finalized the intended use of proceeds from the pending sale of our Brazilian fertilizer nutrients assets to Vale, we expect to use a portion of the proceeds to reduce outstanding indebtedness.

        Credit Ratings.    Our unsecured guaranteed senior notes are currently rated BBB (stable outlook) by Fitch Ratings. In December 2009, Moody's Investors Service affirmed the Baa2 credit ratings of Bunge and changed the rating outlook to negative from stable. In October 2009, Standard & Poor's Ratings Services (S&P) placed its BBB- (stable outlook) credit ratings on Bunge on 'CreditWatch' with negative implications. This indicates that S&P intends to conduct a review of Bunge's credit ratings and could either lower or affirm its ratings following the completion of such review. Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries. We were in compliance with these covenants as of December 31, 2009.

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

        The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2009. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
(US$ in millions)	2011	December 31, 2009
Interest rate swap agreements—notional amount	$250	$9
Weighted average variable rate payable (1)	1.18%
Weighted average fixed rate receivable (2)	4.33%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

        The following table summarizes our outstanding interest rate basis swap agreements as of December 31, 2009. These interest rate basis swap agreements do not qualify for hedge accounting and therefore Bunge has not designated these interest rate basis swap agreements as hedge instruments. As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value (Loss)
(US$ in millions)	2011	December 31, 2009
Interest rate basis swap agreements—notional amount	$375	$(2)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.23%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

        In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011. Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. We have accounted for these cross currency interest rate swap agreements as fair value hedges. At December 31, 2009, the fair value of the cross currency interest rate swap agreement was a gain of $6 million.

        Shareholders' Equity.    Our total shareholders' equity was $10,365 million at December 31, 2009, as set forth in the following table:

	December 31,
(US$ in millions)	2009	2008
Shareholders' equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	3,625	2,849
Retained earnings	3,996	3,844
Accumulated other comprehensive income	319	(811)

Total Bunge shareholders' equity	9,494	7,436
Noncontrolling interest	871	692

Total equity	$10,365	$8,128

        Total Bunge shareholders' equity increased to $9,494 million at December 31, 2009 from $7,436 million at December 31, 2008, primarily as a result of $1,130 million of other comprehensive income, which includes foreign exchange translation gains of $1,062 million, $761 million related to the sale of 12 million common shares in a public equity offering, net income attributable to Bunge of $361 million, and $23 million related to stock based compensation expense and related tax benefits. Partially offsetting the increase was primarily $209 million relating to dividends to common shareholders of $131 million, of which $103 million was paid to our common shareholders in 2009, convertible preference share dividends of $78 million and a net amount of $4 million from the issuance of $2 million of our common shares relating to the exercise of employee stock options, net of shares valued at approximately $6 million withheld related to net settlement of vested restricted stock units for payment of employee taxes.

        Noncontrolling interest increased to $871 million at December 31, 2009 from $692 million at December 31, 2008, primarily as a result of $174 million of other comprehensive income, which includes foreign exchange translation gains of $190 million, approximately $87 million of capital contributions, of which $52 million related to noncontrolling interests capital contributions in our Brazilian subsidiaries involved in our sugar business and $35 million related to noncontrolling interests capital contributions in our joint venture to build and operate a grain terminal in Longview, Washington, U.S. Partially offsetting the increase was primarily a net loss attributable to noncontrolling interest of $26 million, $17 million relating to dividends to noncontrolling interest on subsidiary common stock, and $44 million of shares in a private investment fund consolidated by Bunge that were redeemed by certain investors in that fund.

        As of December 31, 2009, we had 862,455, 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million. Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends. The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly. As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2416 and 9.7250 Bunge Limited common shares. Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder's option, into 8.2416 Bunge Limited common shares, subject to certain additional anti-dilution adjustments. The mandatory convertible preference shares are not redeemable by us at any time.

        As of December 31, 2009, we had 6,900,000, 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. Convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. Each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.0891 Bunge Limited common shares, based on the conversion price of $91.82 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        In addition, in the first half of the year we experience more use of cash to build fertilizer inventories in anticipation of sales to farmers who typically purchase the bulk of their fertilizer needs in the second half of the year. The cash flow needs of our food ingredients division will vary based on the market prices and timing of the purchase of the raw materials used in those businesses.

        2009 Compared to 2008.    In 2009, our net cash and cash equivalents decreased $451 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $23 million increase in our net cash and cash equivalents in 2008.

        Our operating activities used cash of $368 million in 2009, compared to cash provided of $2,543 million in 2008. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for our inventories. In 2009, the negative cash flow from operating activities was primarily a result of lower fertilizer accounts payable and lower net income than in 2008.

        Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. For the years ended December 31, 2009 and 2008, we had a $606 million gain and a $472 million loss, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash (used for) provided by operating activities in the line item "Foreign exchange (gain)/loss on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

        Cash used for investing activities was $952 million in 2009, compared to cash used of $1,106 million in 2008. Payments made for capital expenditures in 2009 included primarily investments in property, plant and equipment as described under "—Capital Expenditures."

        Acquisitions of businesses and intangible assets in 2009 included primarily a European margarine business acquired for approximately $115 million cash paid, net of $5 million cash received and a vegetable shortening business in North America for $11 million in cash. We recorded goodwill of $50 million as a result of these acquisitions.

        Investments in affiliates in 2009 included a $6 million investment in a joint venture in our fertilizer business. In 2008 investments in affiliates included a $61 million investment for a 50% ownership interest in our Bunge Maroc Phosphore S.A. joint venture. Bunge Maroc Phosphore S.A. is accounted for under the equity method of accounting.

        Proceeds from the disposal of property, plant and equipment of $36 million in 2009 included the sale of certain marine assets and other equipment. Proceeds received in 2008 included $25 million received primarily from the sale of a grain elevator and a sale of land in North America.

        Cash provided by financing activities was $774 million in 2009, compared to cash used of $1,146 million in 2008. In 2009, we had $166 million of net borrowings, which primarily financed our working capital requirements. In 2008, we had a $858 million net repayment of debt. In August 2009, we sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters' over-allotment option, for which we received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses. We used the net proceeds of this offering to repay indebtedness and for other general corporate purposes. We received $2 million from the issuance of our common shares relating to the exercise of employee stock options under our employee incentive plan. Dividends paid to our common shareholders in 2009 and 2008 were $103 million and $87 million, respectively. Dividends paid to holders of our convertible preference shares in 2009 and 2008 were $78 million and $81 million, respectively. Dividends of $17 million and $154 million were paid to certain noncontrolling interest shareholders in 2009 and 2008, respectively. Financing activities also included capital contributions of $87 million from noncontrolling interests primarily in our sugar business.

        2008 Compared to 2007.    In 2008, our net cash and cash equivalents increased $23 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $616 million increase in our net cash and cash equivalents in 2007.

        Our operating activities provided cash of $2,543 million in 2008, compared to cash used of $411 million in 2007. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for, agribusiness commodity inventories and the existence of a positive carrying structure in the market for agricultural commodities, which encourages commodity merchandisers to hold inventories. Generally, during periods when commodity prices are high, our operations require increased levels of working capital and our customers will, in many cases, reduce the volume of agricultural commodity forward sales contracts with us in anticipation that prices will decline. As a result, we are dependent on exchange-traded futures to minimize the effects of changes in the prices of agricultural commodities on our agribusiness inventories and forward commodity purchase contracts. The majority of our exchange-traded futures are settled in cash on a daily basis. As a result of the rising prices of agricultural commodities during the first half of 2008, we experienced significant cash payment obligations related to these daily settlements. In addition, our food ingredients raw material costs also increased during the first half of 2008 as a result of the higher commodity prices. In the second half of 2008, agricultural prices fell sharply, resulting in an inflow of cash during this period from daily settlements of exchange-traded futures positions.

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

        Cash used for investing activities was $1,106 million in 2008, compared to cash used of $794 million in 2007. Payments made for capital expenditures in 2008 included primarily investments in property, plant and equipment as described under "—Capital Expenditures."

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

        Additionally in 2008, we entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle. The acquisition was accomplished in two stages. In the first stage, completed in July 2008, the operations and employees of Tate & Lyle's international sugar trading business were transferred to us. The purchase consideration attributable to this stage of the transaction was immaterial. The second stage of this transaction was completed in March 2009, at which point we assumed approximately $65 million of working capital related to the acquired operations. The working capital was recorded at fair value.

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

        Cash used for financing activities was $1,146 million in 2008, compared to cash provided of $1,762 million in 2007. In 2008 we had a $858 million net repayment of debt and in 2007, we had net borrowings of $922 million, which primarily financed our working capital requirements. Dividends paid to our common shareholders in 2008 and 2007 were $87 million and $80 million, respectively. Dividends paid to holders of our convertible preference shares in 2008 and 2007 were $81 million and $34 million, respectively. Dividends of $154 million were paid to certain noncontrolling interest shareholders.

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

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2008 to December 31, 2009, the Brazilian real appreciated by 34%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

        We periodically evaluate the collectibility of our trade accounts receivable and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions. We continue to monitor the economic environment and events taking place in Brazil and adjust this allowance depending upon the circumstances.

        In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers. These guarantees are discussed under the heading "—Guarantees".

        The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2009	2008
Trade accounts receivable (current)	$302	$354
Allowance for doubtful accounts (current)	11	19
Trade accounts receivable (non-current) (1) (2)	316	232
Allowance for doubtful accounts (non-current) (1)	160	127
Total trade accounts receivable (current and non-current)	618	586
Total allowance for doubtful accounts (current and non-current)	171	146
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	28%	25%

(1)
Recorded in other non-current assets in the consolidated balance sheets.

(2)
Includes certain amounts related to defaults on customer financing guarantees.

        Secured Advances to Suppliers and Prepaid Commodity Contracts.    We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (advances to suppliers against commitments to deliver soybeans in the future), primarily in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land, buildings and equipment, and are generally settled after the farmer's crop is harvested and sold. We also extend secured advances to our suppliers on a long-term basis as producers use these advances to expand planted acreage and to purchase other supplies needed for the production of agricultural commodities. Newly expanded production acreage will generally take two to three years to reach normal yields. The repayment terms of our non-current secured advances to suppliers generally range from two to three years. This program is intended to assure the future supply of agricultural commodities.

        Interest earned on secured advances to suppliers of $41 million, $48 million and $57 million for 2009, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

	December 31,
(US$ in millions)	2009	2008
Prepaid commodity contracts	$96	$104
Secured advances to suppliers (current) (1)	278	426

Total (current)	374	530
Soybeans received (2)	(13)	(41)

Net	361	489
Secured advances to suppliers (non-current) (1) (3)	308	253

Total (current and non-current)	$669	$742

Allowance for uncollectible advances	$(75)	$(37)

(1)
Included in the secured advances to suppliers (current) are advances equal to an aggregate of $36 million and $46 million at December 31, 2009 and 2008, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years. These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms. Included in the secured advances to suppliers (non-current) are $20 million and $33 million at December 31, 2009 and 2008, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)
Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2009.

(3)
Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $264 million and $182 million at December 31, 2009 and 2008, respectively. Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

  Capital Expenditures

        Our cash payments made for capital expenditures were $918 million in 2009, $896 million in 2008 and $658 million in 2007. In 2009, capital expenditures primarily included investments in property, plant and equipment related to expanding our sugar business, expanding and upgrading port facilities in the United States and Brazil and expanding and upgrading our mining and fertilizer production capacity in Brazil. In 2008, major capital projects included expansion of our oilseed processing capabilities in the U.S. and construction of new oilseed processing plants in Brazil and Russia, expansion of our Brazilian phosphate rock production capacity, construction and expansion of sugarcane and ethanol production facilities. In 2007, major capital projects included the expansion of oilseed processing capabilities and construction of a new refinery in Canada, continued construction of port facilities in Brazil, expansion of Brazilian phosphate rock production capacity and a new wheat mill, and expansion of our sugar production facility in Brazil.

        We intend to make capital expenditures of approximately $750 million to $850 million in 2010. Of this amount, we expect that approximately 25% will be used for sustaining current production capacity, as well as for safety and environmental programs. The balance primarily relates to investments to expand our sugarcane milling capacity in Brazil, build a new port facility in the U.S. and expand our fertilizer production capacity in Morocco. We intend to fund this level of capital expenditures with cash flows from operations and available borrowings. While we have not yet finalized the intended use of proceeds from the pending sale of our Brazilian fertilizer nutrients assets to Vale, we may use a portion of the proceeds to fund incremental capital expenditures.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$122
Unconsolidated affiliates financing (2)	13

Total	$135

(1)
We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years. In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2009, we had approximately $82 million of tangible property that had been pledged to us as collateral against certain of these refinancing arrangements. We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements. The fair value of these guarantees at December 31, 2009 was not significant.

(2)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates ranging from 2010 to 2012. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. The fair value of these guarantees at December 31, 2009 was not significant.

In addition, we have provided full and unconditional parent-level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100%-owned subsidiaries. At December 31, 2009, debt with a carrying amount of $3,416 million related to these guarantees is included in our consolidated balance sheets. This debt includes the senior notes issued by two of our 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to us.

  Accounts Receivable Securitization Facilities

        Certain of our European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, our European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. We account for our transfers/sales of accounts receivable in accordance with FASB issued standards that provide guidance for transfers and servicing of financial assets. Our European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are included in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the years ended December 31, 2009, 2008 and 2007, we recognized expenses of approximately $5 million, $13 million and $13 million, respectively, in selling, general and administrative expenses in the consolidated statements of income related to the Euro securitization facility.

        The initial term of the Euro securitization facility expires in 2010, but it may be terminated earlier upon the occurrence of certain limited circumstances. Our European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as sales under the FASB issued standards. The beneficial interests are subordinate to the investors' interests and are valued at historical cost, which approximates fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheets.

        At December 31, 2009 and 2008, we sold approximately $198 million and $325 million, respectively, of accounts receivable to the Euro securitization facility, of which we have retained $56 million and $91 million, respectively, of beneficial interests in certain accounts receivable that did not qualify as sales. In addition, we recorded an allowance for doubtful accounts of $8 million and $11 million against the beneficial interests at December 31, 2009 and 2008, respectively, in other current assets in the consolidated balance sheets.

        We have two revolving accounts receivable securitization facilities, through our wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, we may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $221 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $150 million facility expires in July 2010. The effective rate on this facility approximates the 30 day commercial paper rate plus annual commitment fees ranging from 90 basis points on an undrawn basis and 150 basis points on a drawn basis. The $71 million facility can be terminated by either party upon 30 days written notice. Pricing approximates a reference rate plus a utilization charge of 120 basis points.

        During 2009 and 2008, the outstanding undivided interests averaged $153 million and $146 million, respectively. We retain collection and administrative responsibilities for the accounts receivable in the pools. We recognized $4 million, $7 million and $10 million in related expenses for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in selling, general and administrative expenses in our consolidated statements of income.

        In addition, we retain interests in the pools of accounts receivable not sold. Our retained interests in the pools are valued at historical cost, which approximates fair value. The full amount of the allowance for doubtful accounts has been retained in our consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. There were no outstanding undivided interests in pooled accounts receivable at December 31, 2009. Accounts receivable at December 31, 2008 were net of $125 million of outstanding undivided interests in pooled accounts receivable.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	At December 31, 2009
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(US$ in millions)
Other short-term borrowings (1)	$166	$166	$—	$—	$—
Variable interest rate obligations	21	21	—	—	—
Long-term debt (1)	3,649	31	1,487	852	1,279
Fixed interest rate obligations	1,026	186	344	217	279
Non-cancelable lease obligations	695	138	199	105	253
Freight supply agreements (2)	2,121	506	309	207	1,099
Inventory purchase commitments	41	41	—	—	—
Uncertain income tax positions (3)	111	7	—	104	—

Total contractual obligations	$7,830	$1,096	$2,339	$1,485	$2,910

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to approximately three years in the case of ocean freight vessels and 6 to 18 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(3)
Represents estimated payments of liabilities associated with uncertain income tax positions. See Note 12 of the notes to the consolidated financial statements.

        Also in the ordinary course of business, we enter into relet agreements related to ocean freight vessels that we have leased from third parties. These relet agreements are similar to sub-leases. Payments to be received by us under such relet agreements are approximately $176 million in 2010.

        At December 31, 2009, we had $637 million of contractual commitments related to construction in progress.

  Employee Benefit Plans

        We expect to contribute $16 million to our defined benefit pension plans and $18 million to our post-retirement healthcare benefit plans in 2010.

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

  Allowances for Uncollectible Accounts

        We evaluate the collectibility of our trade accounts receivable and secured advances to suppliers and record allowances for uncollectible accounts if we have determined that collection is doubtful. We base our determination of the allowance for uncollectible accounts on historical experience, market conditions, current trends and any specific customer collection issues that we have identified. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowance for uncollectible accounts and an increase in bad debt expense. At December 31, 2009, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $350 million and $75 million, respectively. At December 31, 2008, our allowances for uncollectible current and non-current trade accounts receivable and secured advances to suppliers were $291 million and $37 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and will adjust these reserves in the future depending upon significant changes in circumstances.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2009 and 2008, the allowance for recoverable taxes was $164 million and $104 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2009. At December 31, 2008, we recorded allowances of $181 million for current mark-to-market values of open positions and over-the-counter transactions related to non-performance by specific customers, of which $136 million was recorded in cost of goods sold and $45 million was recorded as bad debt expense in selling, general and administrative expenses.

        Our readily marketable commodity inventories, forward purchase and sale contracts, and exchange-traded futures and options are valued at fair value. Readily marketable inventories are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

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

        In 2009, we recorded pretax non-cash impairment charges of $5 million in cost of goods sold in our agribusiness segment, relating to the permanent closure of a smaller, older and less efficient oilseed processing and refining facility in Brazil. In addition, we recorded $16 million of pretax non-cash impairment charges in selling, general and administrative expenses in our agribusiness segment, relating to the write-down of certain real estate assets in South America. The fair values of the real estate assets were determined by using third-party valuations.

        In 2008, we recorded pretax non-cash impairment charges of $16 million and $2 million in cost of goods sold in our agribusiness and edible oil products segments, respectively, relating to the permanent closures of a smaller, older and less efficient oilseed processing and refining facility in Europe and a smaller, older and less efficient oilseed processing plant in the United States. The fair values of land and equipment at these facilities were determined by using third-party valuations.

        In 2007, we recorded pretax non-cash impairment charges of $70 million. These charges included $22 million, $35 million and $13 million in our agribusiness, edible oil products and milling products segments, respectively, relating to management decisions to permanently close all or substantial portions of certain smaller, older and less efficient facilities, which included four oilseed processing, refining and packaging facilities in Europe, an oilseed processing facility and an edible oil products packaging facility in the United States, a wheat milling facility in Brazil and a corn milling facility in Canada. The fair values of land and equipment at these facilities were determined by using third-party valuations. In addition to the facility impairments, 2007 pretax impairment charges included $11 million of impairments related to certain brands, related goodwill and other intangible assets in India as a result of declining returns on those assets. The fair values of the brands and related intangibles were determined by using a third-party valuation. For the year ended December 31, 2007, $59 million of impairment charges were recorded in cost of goods sold related to the facility closures and the $11 million of write-downs of brands and related intangible assets were recorded in selling, general and administrative expenses.

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. We recorded $10 million of pretax non-cash impairment charges in selling, general and administrative expenses in our agribusiness segment relating to an equity investment in a U.S. biodiesel producer. The fair value of this investment was determined utilizing projected cash flows of the biodiesel producer. We did not have any significant impairment charges relating to our equity investments in 2008 and 2007.

  Goodwill

        Goodwill represents the excess of the costs of businesses acquired over the fair value of net tangible and identifiable intangible assets. Goodwill is not amortized, but is tested for impairment annually. In assessing the recovery of goodwill, projections regarding estimated discounted future cash flows, market place data and other factors are used to determine the fair value of the reporting units and the respective assets. These projections are based on historical data, anticipated market conditions and management plans. If these estimates or related projections change in the future, we may be required to record impairment charges. We performed our annual impairment test in the fourth quarters of 2009, 2008 and 2007. There was no impairment of goodwill for the years ended December 31, 2009 and 2008. We recorded goodwill impairment charges of $13 million for the year ended December 31, 2007 related to our packaged oil brands in Europe and Asia in our edible oils segment. The impairments resulted from a decline in market conditions in Asia and our continued business realignment in Europe.

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

  Employee Benefit Plans

        We sponsor various U.S. and foreign pension and post-retirement benefit plans. In connection with the plans, we make various assumptions in the determination of projected benefit obligations and expense recognition related to pension and post-retirement obligations. Key assumptions include discount rates, rates of return on plan assets, asset allocations and rates of future compensation increases. Management develops its assumptions based on its experience and by reference to market related data. All assumptions are reviewed periodically and adjusted as necessary. In addition, one of our Brazil-based fertilizer subsidiaries participates in a multiple-employer defined benefit pension plan managed by Fundacao Petrobras de Securidade Social (Petros).

        A one percentage point decrease in the assumed discount rate on primarily the U.S. and Brazilian Petros defined benefit pension plans would increase annual expense by $5 million and $3 million, respectively, and would increase the projected benefit obligation by $57 million and $42 million, respectively. A one percentage point increase in the assumed discount rate would decrease annual expense by $4 million and $5 million, respectively, and would increase the projected benefit obligation by $49 million and $38 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $3 million and $3 million, respectively.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,748 million and $1,458 million at December 31, 2009 and 2008, respectively. However, we have recorded valuation allowances of $116 million and $94 million at December 31, 2009 and 2008, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

        On January 1, 2007, we adopted the guidance of a FASB issued standard on income taxes that requires us to apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2009 and 2008, we had recorded tax liabilities of $111 million and $138 million, respectively, in our consolidated balance sheets.

Recent Accounting Pronouncements

        Adoption of New Accounting Pronouncements—In June 2009, the FASB issued its Accounting Standards Codification (ASC) 105 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which became the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for the financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The FASB will not issue new standards in the form of Statements (SFAS's), FASB Staff Positions (FSP's) or Emerging Issues Task Force Abstracts (EITF's), but rather it will issue Accounting Standards Updates (ASU's). FASB will not consider the ASU's as authoritative in their own right as they will only serve to update the ASC, provide background information about guidance and provide the bases for conclusions on the changes in the ASC. Bunge has adopted the ASC effective for its September 30, 2009 quarterly report on Form 10-Q and has revised the disclosure of the U.S. GAAP source references in its financial reporting.

        Bunge adopted the provisions of a FASB issued standard prospectively for its quarter ended June 30, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued. This standard defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., the date the financial statements were issued or available to be issued). This standard was effective prospectively for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB issued an ASU changing the requirements with the respect to the disclosure of the date through which an entity has evaluated subsequent events. An entity whose financial statements are filed or furnished with the Securities and Exchange Commission is not required to disclose in its financial statements the date through which subsequent events have been evaluated. This ASU is effective upon issuance for originally issued financial statements. See Note 27 of the notes to the consolidated financial statements.

        In April 2009, the FASB issued a standard that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of previously issued guidance. This standard also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale). This standard amends previously issued guidance to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis. This standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. Bunge's adoption of this standard for the quarter ended June 30, 2009 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued a standard that extends the requirements of previously issued guidance to interim financial statements of publicly-traded companies. Prior to this standard, fair values for these assets and liabilities were only disclosed once a year. This standard requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments, when practicable, with the exception of certain financial instruments listed in the previously issued guidance. This standard was effective prospectively for interim reporting periods ending after June 15, 2009. Bunge adopted this standard for the quarter ended June 30, 2009.

        In April 2009, the FASB issued a standard that provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of previously issued guidance. This standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. Bunge's adoption of this standard for the quarter ended June 30, 2009 did not have a material impact on its consolidated financial statements.

        In December 2008, the FASB issued a standard that requires more detailed disclosure about employers' postretirement defined benefit plan assets, including employers' investment strategies, major categories of plan assets, concentration of risks within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Bunge adopted this standard prospectively for the year ended December 31, 2009. See Notes 17 and 18 of the notes to the consolidated financial statements.

        In April 2008, the FASB issued a standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Bunge's adoption of this standard effective January 1, 2009 did not have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued a standard that amends previously issued guidance by requiring expanded disclosures about a company's derivative instruments and hedging activities, including increased qualitative, quantitative, and credit risk disclosures, but does not change the scope or accounting of previously issued guidance. This standard also amends previously issued guidance to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures. This standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, Bunge adopted the provisions of this standard. See Note 13 of the notes to the consolidated financial statements.

        In December 2007, the FASB issued a standard that seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard generally requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. In addition, this standard requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. This standard further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and that the restructuring costs that an acquirer expected but was not obligated to incur be expensed separately from the business combination. This standard applied prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bunge's adoption of this standard on January 1, 2009 did not have a material impact on its consolidated financial statements.

        New Accounting Pronouncements—In June 2009, the FASB issued a standard, which amends the consolidation guidance that applies to variable interest entities (VIEs) with focus on structured finance entities, as well as qualifying special-purpose entities. The standard requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has a controlling financial interest indicating it is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise's involvement in VIEs. The standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact that adoption of this standard effective January 1, 2010 will have on our consolidated financial statements.

        In June 2009, the FASB issued a standard, which amends the de-recognition of previously issued FASB guidance and addresses improvements in accounting and disclosures required by the previously issued guidance. The disclosure provisions of the standard are required to be applied to transfers that occurred both before and after the effective date of the standard. The standard is effective for financial asset transfers occurring after the beginning of a company's first fiscal year that begins after November 15, 2009. We are currently evaluating the impact that adoption of the standard, effective January 1, 2010, will have on our consolidated financial statements.

Item 7.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. We have a corporate risk management group, headed by our chief risk officer, which analyzes and monitors our risk exposures globally. Additionally, our board of directors' finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.

Credit and Counterparty Risk

        Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts). We actively monitor credit and counterparty risk through credit analysis by local credit staffs and review by various local and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

        During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited new credit extensions in certain cases and reduced our use of non exchange-cleared derivative instruments.

Commodities Risk

        We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseed (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, corn and sugar. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. We are also subject to the risk of counterparty non-performance under forward purchase or sale contracts and from time to time have experienced instances of counterparty non-performance, including as a result of counterparty profitability under these contracts declining significantly as a result of significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

        We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk (VaR) limits. We measure and review our net commodities position on a daily basis.

        Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% and 99% confidence intervals. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$616	$(62)	$897	$(90)
Highest short position	(943)	(94)	(754)	(75)

Ocean Freight Risk

        Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately three years. We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.

        A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. For the year ended December 31, 2009, we recognized in cost of goods sold in our consolidated statements of income $14 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $14 million of losses on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for the year ended December 31, 2009 due to hedge ineffectiveness. In 2008, a portion of the fair market value hedges of firm commitments to purchase time on ocean freight vessels were de-designated. In the year ended December 31, 2009, we recognized gains of $17 million in cost of goods sold in our consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our consolidated balance sheet. We expect to recognize gains of $14 million in 2010, respectively, in cost of goods sold in our consolidated statements of income related to the amortization of amounts recorded in current liabilities in our consolidated balance sheet at December 31, 2009.

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

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The balance of permanently invested intercompany borrowings was $1,401 million as of December 31, 2009 and December 31, 2008. Included in other comprehensive income (loss) are foreign exchange gains of $357 million for the year ended December 31, 2009 and losses of $353 million for the year ended December 31, 2008, related to permanently invested intercompany loans.

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

(US$ in millions)	December 31, 2009	December 31, 2008
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(1,634)	$(2,701)
Market risk	(163)	(270)
Agricultural commodities inventories	1,133	1,015
Net currency short position, less agricultural commodities inventories (1)	(501)	(1,686)
Market risk (1)	$(50)	$(169)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(377)	$(253)
Market risk	(38)	(25)
Agricultural commodities inventories	343	301
Net currency (short) long position, less agricultural commodities inventories	(34)	48
Market risk	$(3)	$5
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(497)	$(526)
Market risk	(50)	(53)
Agricultural commodities inventories	454	526
Net currency short position, less agricultural commodities inventories	(43)	—
Market risk	$(4)	$—

(1)
The market risk for the Brazilian Operations excludes fertilizer inventories of $374 million and $1,803 million at December 31, 2009 and December 31, 2008, respectively, which also provide a natural offset to our currency exposure.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short- and long-term debt, based on market yields at December 31, 2009, was $3,962 million with a carrying value of $3,815 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2009 would result in a decrease of approximately $117 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2009 would cause an increase of approximately $132 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately a $12 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

Derivative Instruments

        Interest Rate Derivatives—The interest rate swaps used by us as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness as defined in a FASB issued standard is recognized to the extent that these two adjustments do not offset. We enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. Certain of these swap agreements have been designated as fair value hedges within the guidance of a FASB issued standard. In addition, we have entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore we have not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

        The following table summarizes our outstanding interest rate swap and interest rate basis swap agreements as of December 31, 2009.

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable—1.18% (1)
Weighted average rate receivable—4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable—0.61% (1)
Weighted average rate receivable—0.23% (3)

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

(3)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)
The interest rate swap agreements mature in 2011.

        We recognized approximately $8 million and $3 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2009 and 2008, respectively, relating to our outstanding interest rate swap agreements. We recognized approximately $8 million in interest expense in the year ended December 31, 2007 relating to our outstanding interest rate swap agreements. In addition, in 2009, 2008 and 2007, we recognized gains of approximately $11 million, $12 million and $6 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        We reclassified approximately $2 million of loss in each of the years 2009, 2008 and 2007 from accumulated other comprehensive income (loss) in our consolidated balance sheets to interest expense in our consolidated statements of income, which related to settlements of certain derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing. We expect to reclassify approximately $2 million to interest expense in 2010 (see Note 21 of the notes to the consolidated financial statements).

        Foreign exchange derivatives—We use a combination of foreign exchange forward and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies. The foreign exchange forward and option contracts are designated as cash flow hedges. We also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investments in Brazilian subsidiaries.

        We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

        The table below summarizes the notional amounts of open foreign exchange positions as of December 31, 2009:

	December 31, 2009
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net-(Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Foreign Exchange:
Options	$—	$(126)	$5	Delta
Forwards	(19)	(738)	2,798	Notional
Swaps	—	(1,246)	1,009	Notional

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

        The following table summarizes our outstanding cross-currency interest rate swap agreements as of December 31, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)
U.S. dollar/Yen cross-currency interest rate swaps	$108	$108

(1)
The cross-currency interest rate swap agreements mature in 2011.

(2)
Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

        Commodity derivatives—We use derivative instruments to manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        In addition, we hedge portions of our forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products. The instruments used are generally exchange traded futures contracts. Such contracts hedging U.S. oilseed processing activities qualify and are designated as cash flow hedges. Such contracts that are used as economic hedges of other global oilseed processing activities generally do not qualify for hedge accounting as a result of location differences and are therefore not designated as cash flow hedges for accounting purposes.

        The table below summarizes the volumes of open agricultural commodities derivative positions as of December 31, 2009:

	December 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Agricultural Commodities
Futures	(8,279,413)	—	—	Metric Tons
Options	(360,512)	(208,367)	61,507	Metric Tons
Forwards	—	(18,753,589)	24,858,319	Metric Tons
Swaps	—	(3,357,291)	—	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis

        Ocean freight derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, to hedge portions of our current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

        The table below summarizes the open ocean freight positions as of December 31, 2009:

	December 31, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Ocean Freight
FFA	(12,789)	(2,555)	5,486	Hire Days
FFA Options	279	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

        Energy derivatives—We use derivative instruments to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions as of December 31, 2009:

	December 31, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Natural Gas (3)
Futures	845,000	—	—	MMBtus
Swaps	—	—	179,137	MMBtus
Options	(20,000)	—	—	MMBtus
Energy-Other
Futures	56,067	—	—	Metric Tons
Forwards	—	(1,675,489)	2,464,041	Metric Tons
Swaps	—	(132,590)	69,086	Metric Tons
Options	23,622	(1,759,200)	23,622	Metric Tons

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

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-79 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 8A.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8B.    Controls and Procedures

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

        As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

  Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2010 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

    a.
    (1)-(2) Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Form 10-K.

    a.
    (3) Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

        Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement, which may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts and may have been qualified by disclosures that were made to the parties in connection with the negotiation of these agreements and not necessarily reflected in the agreements. Accordingly, the representations and warranties contained in these agreements may not describe the actual state of affairs of Bunge Limited or its subsidiaries as of the date that these representations and warranties were made or at any other time. Investors should not rely on these representations and warranties as statements of fact. Additional information about Bunge Limited and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and Bunge Limited's other public filings, which are available without charge through the SEC's website at www.sec.gov.

        See "Index to Exhibits" set forth below.

Exhibit Number	Description
2.1*	Share Purchase and Sale Agreement and Other Covenants, dated January 26, 2010, among Bunge Limited, Bunge Brasil Holdings B.V., Bunge Fertilizantes S.A., Vale S.A. and Mineração Naque S.A. (English Translation)
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 23, 2008 (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation for Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.4	Certificate of Designation for Cumulative Mandatory Convertible Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 7, 2007)
4.5	Form of Cumulative Mandatory Convertible Preference Share Certificate (included in Exhibit 4.4)

Exhibit Number	Description
4.6	The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.7	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
10.1
Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.2
Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc, Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 8, 2002)
10.3
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.4
Eighth Amended and Restated Liquidity Agreement, dated as of October 5, 2007, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse, acting through its Cayman Islands branch, as Documentation Agent, Cooperative Centrale Raiffeisen- Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.5
Sixth Amended and Restated Guaranty, dated as of June 11, 2007, between Bunge Limited, as Guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International", New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York, in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.6
Facility Agreement, dated as of March 28, 2008, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Calyon, Fortis Bank (Netherland) N.V. and the Royal Bank of Scotland plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and Fortis Bank (Netherland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)

Exhibit Number	Description
10.7	Guaranty, dated as of March 28, 2008, between Bunge Limited, as Guarantor, and Fortis Bank (Netherland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)
10.8
364-Day Revolving Credit Agreement, dated June 3, 2009, among Bunge Limited Finance Corp., as borrower, Citibank, N.A., as syndication agent, BNP Paribas, Calyon New York Branch and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.9
Guaranty, dated as of June 3, 2009, between Bunge Limited and JPMorgan Chase Bank, N.A., as administrative agent under the 364-Day Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.10
3-Year Revolving Credit Agreement, dated June 3, 2009, among Bunge Limited Finance Corp., as borrower, Citibank, N.A., as syndication agent, BNP Paribas, Calyon New York Branch and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.11
Guaranty, dated as of June 3, 2009, between Bunge Limited and JPMorgan Chase Bank, N.A., as administrative agent under the 3-Year Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.12
Faciltity Agreement, dated November 24, 2009, among Bunge Finance Europe B.V., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, Fortis Bank (Nederland) N.V., as facility agent (incorporated by reference from the Registrant's Form 8-K filed on November 30, 2009)
10.13
Guaranty, dated as of November 24, 2009, between Bunge Limited, as Guarantor, and Fortis Bank (Nederland) N.V., as facility agent (incorporated by reference from the Registrant's Form 8-K filed on November 30, 2009)
10.14	Employment Agreement (Amended and Restated as of December 31, 2008) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.15	Employment Agreement between João Fernando Kfouri and Bunge Limited (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.16	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.17	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.18	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.19	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)

Exhibit Number	Description
10.20	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.21
Form of Performance-Based Restricted Stock Unit-Target operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.22	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.23	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.24
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.25*	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee's Equity Incentive Plan
10.26
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.27	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.28	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.29	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.30	Bunge U.S. SERP (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.31	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.32	Bunge Limited Annual Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.33	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2007)
10.34	Consulting Agreement, dated as of March 10, 2008, between Bunge Limited and Flávio Sá Carvalho, LLC (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.35	Offer Letter, amended and restated as of December 31, 2008, for Archibald Gwathmey (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

Exhibit Number	Description
10.36	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.37	Consulting Agreement, dated as of July 1, 2009, between Bunge Limited and Joao Fernando Kfouri (incorporated by reference from the Registrant's Form 8-K/A filed on June 26, 2009)
10.38	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.39	Description of Non-Employee Directors' Compensation as of May 8, 2009 (incorporated by reference from the Registrant's Form 10-Q filed on May 11, 2009)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101**
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements, tagged as block text and (vi) Schedule II—Valuation and Qualifying Accounts.

*
Filed herewith.

**
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

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts (a)	$224	42	36	(17	) (c)	$285
Allowance for secured advances to suppliers	$40	4	8	—		$52
Allowances for recoverable taxes	$42	81	12	—		$135
Income tax valuation allowance	$40	(3)	3	(7	) (e)	$33
FOR THE YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts (a)	$285	95	(46)	(43	) (c)	$291
Allowance for secured advances to suppliers	$52	33	(14)	(34	) (c)	$37
Allowances for recoverable taxes	$135	20	(37)	(14)		$104
Income tax valuation allowance	$33	47	14 (d)	—		$94
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts (a)	$291	75	84	(100	) (c)	$350
Allowance for secured advances to suppliers	$37	21	17	—		$75
Allowances for recoverable taxes	$104	34	31	(5)		$164
Income tax valuation allowance	$94	50	5	(33)		$116

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts.

(d)
This includes a reclassification from uncertain tax liabilities and a deferred tax asset adjustment.

(e)
Such amount was reclassified to liabilities upon adoption of a FASB issued standard on income taxes, which requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP New York, New York March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP New York, New York March 1, 2010

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$41,926	$52,574	$37,842
Cost of goods sold (Note 8)	(40,722)	(48,538)	(35,327)

Gross profit	1,204	4,036	2,515
Selling, general and administrative expenses	(1,342)	(1,613)	(1,359)
Interest income	122	214	166
Interest expense	(283)	(361)	(353)
Foreign exchange gain (loss)	469	(749)	217
Other income (expenses)—net	(25)	10	15

Income from operations before income tax	145	1,537	1,201
Income tax benefit (expense)	110	(245)	(310)

Income from operations after income tax	255	1,292	891
Equity in earnings of affiliates	80	34	33

Net income	335	1,326	924
Net loss (income) attributable to noncontrolling interest	26	(262)	(146)

Net income attributable to Bunge	361	1,064	778
Convertible preference share dividends	(78)	(78)	(40)

Net income available to Bunge common shareholders	$283	$986	$738

Earnings per common share—basic (Note 22)
Earnings to Bunge common shareholders	$2.24	$8.11	$6.11

Earnings per common share—diluted (Note 22)
Earnings to Bunge common shareholders	$2.22	$7.73	$5.95

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$553	$1,004
Trade accounts receivable (less allowance of $192 and $164) (Note 16)	2,363	2,350
Inventories (Note 3)	4,862	5,653
Deferred income taxes (Note 12)	506	268
Other current assets (Note 4)	3,499	3,901

Total current assets	11,783	13,176
Property, plant and equipment, net (Note 5)	5,347	3,969
Goodwill (Note 6)	427	325
Other intangible assets, net (Note 7)	170	107
Investments in affiliates (Note 9)	622	761
Deferred income taxes (Note 12)	979	864
Other non-current assets	1,958	1,028

Total assets	$21,286	$20,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 14)	$166	$473
Current portion of long-term debt (Note 15)	31	78
Trade accounts payable	3,275	4,158
Deferred income taxes (Note 12)	100	104
Other current liabilities (Note 10)	2,635	3,261

Total current liabilities	6,207	8,074
Long-term debt (Note 15)	3,618	3,032
Deferred income taxes (Note 12)	183	132
Other non-current liabilities	913	864
Commitments and contingencies (Note 20)
Shareholders' equity (Note 21):
Mandatory convertible preference shares, par value $.01; authorized, issued and outstanding: 2009 and 2008—862,455 (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2009 and 2008—6,900,000 (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2009—134,096,906 shares, 2008—121,632,456 shares	1	1
Additional paid-in capital	3,625	2,849
Retained earnings	3,996	3,844
Accumulated other comprehensive income (loss)	319	(811)

Total Bunge shareholders' equity	9,494	7,436
Noncontrolling interest	871	692

Total equity	10,365	8,128

Total liabilities and shareholders' equity	$21,286	$20,230

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$335	$1,326	$924
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange (gain) loss on debt	(606)	472	(285)
Impairment of assets	31	18	70
Bad debt expense	55	69	46
Depreciation, depletion and amortization	443	439	385
Stock-based compensation expense	17	66	48
Gain on sale of assets	(4)	(14)	(22)
Increase (decrease) in recoverable taxes provision	61	(9)	81
Deferred income taxes	(204)	(251)	(62)
Equity in earnings of affiliates	(80)	(34)	(33)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	242	(338)	(319)
Inventories	1,636	(905)	(1,743)
Prepaid commodity purchase contracts	86	300	(184)
Secured advances to suppliers	221	(143)	207
Trade accounts payable	(1,427)	1,161	1,231
Advances on sales	(8)	(106)	190
Unrealized net gain/loss on derivative contracts	(175)	184	(530)
Margin deposits	(229)	8	(175)
Recoverable taxes	(471)	(428)	(58)
Accrued liabilities	(56)	207	299
Other—net	(235)	521	(481)

Cash (used for) provided by operating activities	(368)	2,543	(411)

INVESTING ACTIVITIES
Payments made for capital expenditures	(918)	(896)	(658)
Acquisitions of businesses (net of cash acquired) and intangible assets	(136)	(131)	(153)
Investments in affiliates	(8)	(71)	(39)
Related party (loans) repayments	(22)	47	(22)
Proceeds from disposal of property, plant and equipment	36	39	55
Proceeds from (payments for) investments	96	(94)	23

Cash used for investing activities	(952)	(1,106)	(794)

FINANCING ACTIVITIES
Net change in short-term debt with original maturities of 90 days or less	(342)	(687)	19
Proceeds from short-term debt with maturities greater than 90 days	1,140	1,887	1,105
Repayments of short-term debt with maturities greater than 90 days	(1,164)	(1,206)	(1,029)
Proceeds from long-term debt	2,774	1,967	2,030
Repayments of long-term debt	(2,242)	(2,819)	(1,203)
Proceeds from sale of preference shares, net	—	—	845
Proceeds from sale of common shares	763	7	32
Dividends paid to preference shareholders	(78)	(81)	(34)
Dividends paid to common shareholders	(103)	(87)	(80)
Dividends paid to noncontrolling interest	(17)	(154)	(18)
Capital contributions from noncontrolling interest in less than wholly-owned subsidiaries	87	27	95
Return of capital to noncontrolling interest	(44)	—	—

Cash provided by (used for) financing activities	774	(1,146)	1,762
Effect of exchange rate changes on cash and cash equivalents	95	(268)	59

Net (decrease) increase in cash and cash equivalents	(451)	23	616
Cash and cash equivalents, beginning of period	1,004	981	365

Cash and cash equivalents, end of period	$553	$1,004	$981

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	6,900,000	$690	119,955,645	$1	$2,690	$2,350	$(63)	$410	$6,078
Comprehensive income—2007:
Net income	—	—	—	—	—	778	—	146	924	$924
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	731	93	—	824
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $4	—	—	—	—	—	—	7	—	—	7
Unrealized investment losses, net of tax benefit of $0	—	—	—	—	—	—	(6)	—	—	(6)
Reclassification of realized net gains to net income, net of tax expense of $5	—	—	—	—	—	—	(7)	—	—	(7)
Pension liability adjustment, net of tax expense of $4	—	—	—	—	—	—	7	—	—	7

Total comprehensive income	—	—	—	—	—	—	732	93	825	$1,749

Dividends on common shares	—	—	—	—	—	(80)	—	—	(80)
Dividends on preference shares	—	—	—	—	—	(40)	—	—	(40)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(31)	(31)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	104	104
Contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	—	—	—	38	38
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation expense	—	—	—	—	41	—	—	—	41
Tax liability standard adoption (Note 12)	—	—	—	—	—	(46)	—	4	(42)
Tax benefits related to employee stock plan	—	—	—	—	1	—	—	—	1
Issuance of preference shares	862,500	$863	—	—	(18)	—	—	—	845
Issuance of common shares:
—stock option and award plans	—	—	1,270,318	—	46	—	—	—	46

Balance, December 31, 2007	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$752	$8,697
Comprehensive income—2008:
Net income	—	—	—	—	—	1,064	—	262	1,326	$1,326
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(1,346)	(181)	—	(1,527)
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $31	—	—	—	—	—	—	(68)	—	—	(68)
Unrealized investment losses, net of tax benefit of $4	—	—	—	—	—	—	(8)	—	—	(8)
Reclassification of realized net gains to net income, net of tax expense of $15	—	—	—	—	—	—	(22)	—	—	(22)
Pension liability adjustment, net of tax of $21 and $(11)	—	—	—	—	—	—	(36)	21	—	(15)

Total comprehensive income (loss)	—	—	—	—	—	—	(1,480)	(160)	(1,640)	$(314)

Pension measurement date adjustment, net of tax benefit of $2 (Note 17)	—	—	—	—	—	(4)	—	—	(4)
Dividends on common shares	—	—	—	—	—	(87)	—	—	(87)

(Continued on the following page)

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 21)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Dividends on preference shares	—	—	—	—	—	(91)	—	—	(91)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(154)	(154)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	26	26
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	(34)	(21)
Gain on sale of interest in subsidiary	—	—	—	—	13	—	—	—	13
Stock-based compensation expense	—	—	—	—	66	—	—	—	66
Reversal of tax benefits related to stock options and award plans	—	—	—	—	(5)	—	—	—	(5)
Issuance of common shares:
—conversion of mandatory preference shares	(45)	—	369	—	—	—	—	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	406,124	—	2	—	—	—	2

Balance, December 31, 2008	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$692	$8,128
Comprehensive income—2009:
Net income (loss)	—	—	—	—	—	361	—	(26)	335	$335
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	1,062	190	—	1,252
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $10	—	—	—	—	—	—	25	—	—	25
Unrealized investment gains, net of tax expense of $1	—	—	—	—	—	—	2	—	—	2
Reclassification of realized net losses to net income, net of tax benefit of $30	—	—	—	—	—	—	52	—	—	52
Pension liability adjustment, net of tax benefit of $6 and $5	—	—	—	—	—	—	(11)	(16)	—	(27)

Total comprehensive income	—	—	—	—	—	—	1,130	174	1,304	$1,639

Dividends on common shares	—	—	—	—	—	(131)	—	—	(131)
Dividends on preference shares	—	—	—	—	—	(78)	—	—	(78)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	(44)	(44)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	87	87
Consolidation of subsidiary	—	—	—	—	—	—	—	5	5
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Tax benefits related to stock options and award plans	—	—	—	—	6	—	—	—	6
Issuance of common shares:
—public equity offering	—	—	12,000,000	—	761	—	—	—	761
—stock options and award plans, net of shares withheld for taxes	—	—	464,450	—	(4)	—	—	—	(4)

Balance, December 31, 2009	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$871	$10,365

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

        Fertilizer—Bunge's fertilizer segment is involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of blended fertilizer products. Bunge's fertilizer operations are primarily located in South America. See Note 27 of the notes to the consolidated financial statements.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, Europe, Brazil, China and India.

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

        Noncontrolling interest related to Bunge's ownership interests of less than 100% is reported as noncontrolling interest in subsidiaries in the consolidated balance sheets. The noncontrolling ownership interest in Bunge's earnings, net of tax, is reported as net (income) loss attributable to noncontrolling interest in the consolidated statements of income.

        Bunge evaluates its equity investments for consolidation in accordance with a standard issued by the FASB that provides guidance on entities subject to consolidation as well as how to consolidate. The standard focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The standard requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. As of December 31, 2009 and 2008, Bunge had no

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

investments in affiliates that have not been consolidated that would be considered VIEs where Bunge is determined to be the primary beneficiary.

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

        Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, valuation allowances for recoverable taxes and deferred tax assets, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, liabilities for unrecognized tax benefits and pension plan obligations. In addition, significant management estimates and assumptions are required in determination of fair values of Level 3 assets and liabilities. See Note 13 of the notes to the consolidated financial statements. Actual amounts may vary from these estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) programs and policies, changes in global demand and production of similar and competitive crops. The markets for Bunge's products are highly price competitive and are sensitive to product substitution. Bunge competes against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location. In addition, Bunge has significant commercial activities related to logistics as it moves commodities around the world and also related to energy as agricultural commodities and commodity products have become key components of ethanol and other biofuels. Bunge also enters into over-the-counter derivative instruments with financial counterparties, primarily related to management of interest rate and foreign currency risk. As a result of these activities, Bunge also has concentrations of risk with counterparties in the agribusiness shipping, energy and finance industries.

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

        Accounts Receivable and Secured Advances to Suppliers—Accounts receivable and secured advances to suppliers are stated at the historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, market conditions, current trends and any specific customer collection issues that Bunge has identified. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when Bunge has determined that collection of the balance is unlikely.

        Inventories—Readily marketable inventories, which consist of merchandisable agricultural commodities, are stated at fair value. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The merchandisable agricultural commodities are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

        Inventories other than readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments that are related to its business and financial exposures as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables. See Note 13 of the notes to the consolidated financial statements.

        Bunge enters into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain swap agreements are designated as fair value hedges. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore such agreements have not been designated by Bunge as hedge instruments for accounting purposes.

        Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies. These derivative instruments are designated as cash flow hedges. The changes in the fair values on the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified into earnings when the anticipated sales occur. The ineffective portion of these hedges is recorded as foreign exchange gain or loss in the consolidated statements of income. Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries. Bunge records the effective portion of the gain or loss on the derivative

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

instruments designated and qualifying as net investment hedges in accumulated other comprehensive income (loss), net of applicable taxes, as an offset to the foreign currency translation adjustment.

        Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in agricultural commodity prices on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        In addition, Bunge uses exchange traded futures and options as economic hedges of portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products. For hedges of U.S. production requirements, the changes in the market values of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items and, therefore these derivatives are designated as cash flow hedges. For economic hedges of production requirements outside the U.S., location differences between processing facilities and commodity exchanges generally cause these futures and options contracts to not meet the highly effective criterion for hedge accounting. Therefore, these instruments are not designated as hedges for accounting purposes.

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

        Bunge enters into time charter agreements for utilization of ocean freight vessels for the purpose of transporting agricultural commodities based on forecasted requirements. In addition, Bunge sells through "relet agreements" the right to use these ocean freight vessels when excess freight capacity is available. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels and global economic and trade conditions. Bunge's time charter agreements, which represent unrecognized firm commitments for utilization of ocean freight vessels, have terms ranging from two months to three years. Bunge uses derivative instruments to hedge both time charter agreements and other portions of its anticipated ocean freight costs. A portion of the ocean freight derivatives are designated as fair value hedges of Bunge's time charter agreements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Bunge uses derivative instruments to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether the derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified or amortized to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge designates certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains or losses in the consolidated statements of income.

        Recoverable Taxes—Recoverable taxes include value added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

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

        Included in property, plant and equipment are mining properties that are stated at cost less accumulated depletion. Depletion is calculated using the unit of production method based on proven and probable reserves. The remaining useful lives of Bunge's mines operated in its fertilizer operations range from 15 to 52 years. Bunge determines the estimated useful lives of its mines based on reserve estimates and forecasts of annual production. See Note 27 of the notes to the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized, but is tested annually for impairment in the fourth quarter of Bunge's fiscal year, or when circumstances during the year warrant, based upon the fair value of the reporting unit within which it resides (see Note 6 of the notes to the consolidated financial statements). Bunge's reporting segments in which it has recorded goodwill are agribusiness, edible oil products and milling products. Impairment losses are generally included in cost of goods sold in the consolidated statements of income, unless the goodwill is associated with acquired marketing or brand assets, in which case impairment losses are included in selling, general and administrative expenses in the consolidated statements of income.

        Other Intangible Assets—Other intangible assets that have finite useful lives include brands and trademarks which are recorded at fair value at the date of acquisition. Such other intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives, ranging from 3 to 50 years. Other intangible assets with indefinite lives are not amortized but are tested annually for impairment. See Note 7 of the notes to the consolidated financial statements.

        Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets —Bunge reviews its property, plant and equipment and other finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimates of undiscounted future cash flows during the expected useful life of the asset are less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. The impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income.

        Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Impairment of Investments in Affiliates—Bunge continually reviews its investments in affiliates to determine whether a decline in fair value is other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, which include general market conditions specific to the affiliate or the industry in which it operates, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

for investments in affiliates are included as a reduction in share of the equity in earnings of affiliates in the consolidated statements of income.

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors, which are described in Note 23 of the notes to the consolidated financial statements. Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2009, 2008 and 2007 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with a FASB issued standard that provides guidance for recognizing transactions under share-based payment arrangements with employees, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB standard.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax basis. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expenses in the consolidated statements of income.

        The calculation of the tax liabilities involves management judgments concerning uncertainties in the application of complex tax regulations in the many jurisdictions in which Bunge operates and involves consideration of potential liabilities for potential tax audit issues in those many jurisdictions based on estimates of whether it is more likely than not those additional taxes will be due. Investment tax credits are recorded in income tax expenses in the period in which such credits are granted.

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer, and when collection of the sale price is reasonably assured. Sales terms provide for passage of title either at the time and point of shipment or at the time and point of delivery of the product being sold. Net sales consist of gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included in net sales due to its operational nature (see Note 4 of the notes to the consolidated financial statements). Sales of a primarily financial nature, such as trade structured financing activities, are recorded net, and margins earned on such transactions are included in net sales. Shipping and handling charges billed to customers are included in net sales and related costs are included in cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $26 million, $35 million and $34 million in 2009, 2008 and 2007, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Adoption of New Accounting Pronouncements—In June 2009, the FASB issued its Accounting Standards Codification (ASC) 105 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162), which became the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for the financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became nonauthoritative. The FASB will not issue new standards in the form of Statements (SFAS's), FASB Staff Positions (FSP's) or Emerging Issues Task Force Abstracts (EITF's), but rather it will issue Accounting Standards Updates (ASU's). FASB will not consider the ASU's as authoritative in their own right as they will only serve to update the ASC, provide background information about guidance and provide the bases for conclusions on the changes in the ASC. Bunge has adopted the ASC effective for its September 30, 2009 quarterly report on Form 10-Q and has revised the disclosure of the U.S. GAAP source references in its financial reporting.

        Bunge adopted the provisions of a FASB issued standard prospectively for its quarter ended June 30, 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (for public companies) or are available to be issued. This standard defines two types of subsequent events, recognized or nonrecognized, and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard was effective prospectively for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB issued an ASU changing the requirements with the respect to the disclosure of the date through which an entity has evaluated subsequent events. An entity whose financial statements are filed or furnished with the Securities and Exchange Commission is not required to disclose in its financial statements the date through which subsequent events have been evaluated. This ASU is effective upon issuance for originally issued financial statements. See Note 27 of the notes to the consolidated financial statements.

        In April 2009, the FASB issued a standard that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability within the scope of previously issued guidance. This standard also provides additional guidance on circumstances which may indicate that a transaction is not orderly (emphasizing that an orderly transaction is not a forced transaction, such as a liquidation or distressed sale). This standard amends previously issued guidance to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs, if any, on an interim basis applicable to items measured on a recurring and nonrecurring basis. This standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. Bunge's adoption of this standard for the quarter ended June 30, 2009 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued a standard that extends the requirements of previously issued guidance to interim financial statements of publicly-traded companies. Prior to this standard, fair values for these assets and liabilities were only disclosed once a year. This standard requires that disclosures provide qualitative and quantitative information on fair value estimates for all financial instruments,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

when practicable, with the exception of certain financial instruments listed in the previously issued guidance. This standard was effective prospectively for interim reporting periods ending after June 15, 2009. Bunge adopted this standard for the quarter ended June 30, 2009.

        In April 2009, the FASB issued a standard that provides guidance on the recognition and presentation of other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities within the scope of previously issued guidance. This standard was effective prospectively for interim and annual reporting periods ending after June 15, 2009. Bunge's adoption of this standard for the quarter ended June 30, 2009 did not have a material impact on its consolidated financial statements.

        In December 2008, the FASB issued a standard that requires more detailed disclosure about employers' postretirement defined benefit plan assets, including employers' investment strategies, major categories of plan assets, concentration of risks within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Bunge adopted this standard and required disclosures prospectively for the year ended December 31, 2009. See Note 17 and 18 of the notes to the consolidated financial statements.

        In April 2008, the FASB issued a standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued guidance. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Bunge's adoption of this standard effective January 1, 2009 did not have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued a standard that amends previously issued guidance by requiring expanded disclosures about a company's derivative instruments and hedging activities, including increased qualitative, quantitative, and credit risk disclosures, but does not change the scope or accounting of previously issued guidance. This standard also amends previously issued guidance to clarify that derivative instruments are subject to the concentration-of-credit-risk disclosures. This standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, Bunge adopted the provisions of this standard. See Note 13 of the notes to the consolidated financial statements.

        In December 2007, the FASB issued a standard that seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This standard generally requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires an acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. In addition, this standard requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for these changes. This standard further requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price, and that the restructuring costs that an acquirer expected but was not obligated to incur

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

be expensed separately from the business combination. This standard applied prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bunge's adoption of this standard on January 1, 2009 did not have a material impact on its consolidated financial statements.

        New Accounting Pronouncements—In June 2009, the FASB issued a standard, which amends the consolidation guidance that applies to variable interest entities (VIEs) with focus on structured finance entities, as well as qualifying special-purpose entities. The standard requires an enterprise to 1) determine whether an entity is a VIE, 2) whether the enterprise has a controlling financial interest indicating it is a primary beneficiary in a VIE, and 3) provide enhanced disclosures about an enterprise's involvement in VIEs. The standard is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Bunge is currently evaluating the impact that adoption of this standard effective January 1, 2010 will have on its consolidated financial statements.

        In June 2009, the FASB issued a standard, which amends the de-recognition of previously issued FASB guidance and addresses improvements in accounting and disclosures required by the previously issued guidance. The disclosure provisions of the standard are required to be applied to transfers that occurred both before and after the effective date of the standard. The standard is effective for financial asset transfers occurring after the beginning of a company's first fiscal year that begins after November 15, 2009. Bunge is currently evaluating the impact that adoption of this standard effective January 1, 2010 will have on its consolidated financial statements.

2. Business Acquisitions

        In 2009, Bunge acquired the European margarine businesses of Raisio plc in its edible oil products segment for a purchase price of 81 million Euros in cash which equated to approximately $115 million, net of $5 million of cash received. Based upon the preliminary determination of the fair values of assets and liabilities acquired, $38 million was recorded as property, plant and equipment, $26 million as other intangible assets, $50 million as goodwill, $9 million as net working capital and $(8) million as deferred tax liabilities. In addition, in 2009 Bunge's edible oil products segment acquired the assets of a U.S. vegetable shortening business for $11 million in cash. Upon completion of the determination of the fair values of assets and liabilities acquired, $8 million was recorded as property, plant and equipment, $1 million as intangible assets and $2 million as inventories.

        In 2009, Bunge finalized the purchase price allocations related to the 2008 acquisitions of a sugarcane mill and a wheat milling business in Brazil. The purchase price for the sugarcane mill acquisition was $54 million, consisting of $28 million in cash, an $8 million short-term note payable and $18 million of assumed long-term debt. Bunge had preliminarily recognized $28 million of goodwill in its agribusiness segment as a result of this transaction. Upon the completion of the purchase price allocation, goodwill was reduced by $12 million with $12 million reallocated to property, plant and equipment, $6 million to intangible assets and $(6) million to deferred tax liabilities. The purchase price for the wheat milling business was $17 million in cash. Bunge had preliminarily recognized $14 million of goodwill in its milling products segment as a result of this transaction. Upon the 2009 completion of the purchase price allocation, this $14 million of goodwill was reallocated with $2 million allocated to property, plant and equipment, $19 million to other intangible assets and $(7) million to deferred tax liabilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

        Bunge also completed the purchase price allocations during 2009 for the 2008 acquisition of a 50% interest in the owner/operator of a port facility in Vietnam through the acquisition of 100% of a company which owns the 50% interest. Bunge determined that its total variable interests in the owner/operator of the port facility, including its ownership share as well as port management responsibilities and an operational throughput agreement, require consolidation of the owner/operator in its consolidated financial statements under the provisions of a FASB issued standard that provides guidance on entities subject to consolidation as well as how to consolidate. The purchase price was $14 million. Based on the 2008 preliminary purchase price allocation, Bunge recorded $6 million of other intangible assets in its agribusiness segment. Upon the finalization of the purchase price allocation in 2009, $7 million was allocated to other intangible assets and $(1) million to deferred tax liabilities.

        In March 2008, Bunge acquired a European margarine producer based in Germany for a purchase price of $31 million, consisting of $25 million in cash and $6 million of assumed debt. Upon completion of the final purchase price allocation in 2008, $17 million was allocated to goodwill in Bunge's edible oil products segment.

        In July 2008, Bunge entered into an agreement to acquire the international sugar trading and marketing division of Tate & Lyle PLC (Tate & Lyle). The acquisition was accomplished in two stages. In the first stage, completed in July 2008, the operations and employees of Tate & Lyle's international sugar trading business were transferred to Bunge. The purchase consideration attributable to this stage of the transaction was immaterial. The second stage of this transaction was completed in March 2009, at which point Bunge assumed approximately $65 million of working capital related to the acquired operations. The working capital was recorded at fair value.

        In November 2008, Bunge also acquired a milling plant and a grain elevator in the U.S. for $28 million in cash, and acquired additional shares of the noncontrolling interests in certain subsidiaries in Europe and Argentina for a total $15 million in cash for which it recognized $5 million of goodwill in its edible oil products segment.

        Also in 2008, Bunge completed the purchase price allocation relating to the 2007 acquisition of a Brazilian sugarcane mill and ethanol production facility for an aggregate purchase price of $171 million, consisting of $101 million in cash, $12 million in a short-term note payable and $58 million of assumed long term debt. Bunge had preliminarily recognized $127 million of goodwill, of which it recorded $120 million in 2007 and an additional $7 million in 2008, in its agribusiness segment as a result of this transaction. Upon the 2008 final valuation of the purchase price allocation, $1 million was allocated to other intangible assets, $9 million was allocated to property, plant and equipment, $6 million was allocated to deferred tax assets and $111 million remained as goodwill. Subsequently in 2008, Bunge sold 20% of its interest in this sugarcane mill and recorded $13 million in additional paid in capital in its consolidated balance sheet.

        Pro forma financial information is not presented as these acquisitions in aggregate are not material.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)	2009	2008
Agribusiness—Readily marketable inventories at fair value (1)	$3,218	$2,619
Fertilizer (2)	749	1,875
Edible oils (3)	371	444
Milling (3)	118	113
Other (4)	406	602

Total	$4,862	$5,653

(1)
Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)
Inventories are carried at lower of cost or market.

(3)
Inventories carried at lower of cost or market except for readily marketable inventories at fair value in the aggregate amount of $162 million and $122 million at December 31, 2009 and 2008, respectively.

(4)
Agribusiness inventories carried at lower of cost or market.

4. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2009	2008
Prepaid commodity purchase contracts (1)	$110	$115
Secured advances to suppliers (2)	275	423
Unrealized gains on derivative contracts	1,202	1,810
Recoverable taxes (3)	680	518
Margin deposits (4)	530	301
Other	702	734

Total	$3,499	$3,901

(1)
Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities. These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

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

  future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. In addition to current secured advances, Bunge has non-current secured advances, net to suppliers, primarily farmers in Brazil, in the amount of $308 million and $253 million at December 31, 2009 and 2008, respectively, that are included in other non-current assets in the consolidated balance sheets. The repayment terms of the non-current secured advances generally range from two to three years. Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $36 million and $46 million at December 31, 2009 and 2008, respectively. Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $20 million and $33 million at December 31, 2009 and 2008, respectively. These renegotiated advances are largely collateralized by future crops and mortgages on assets such as land, buildings and equipment.

  Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance or obtain title to the assets pledged by the farmers as collateral, equal to an aggregate of $264 million and $182 million at December 31, 2009 and 2008, respectively. Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crop years. The allowance for uncollectible advances totaled $75 million and $37 million at December 31, 2009 and December 31, 2008, respectively.

  Interest earned on secured advances to suppliers of $41 million, $48 million and $57 million for 2009, 2008 and 2007, respectively, is included in net sales in the consolidated statements of income.

(3)
Bunge has an additional recoverable taxes balance of $769 million and $266 million at December 31, 2009 and 2008, respectively, which is included in other non-current assets in the consolidated balance sheets. The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $164 million and $104 million at December 31, 2009 and 2008, respectively. In May 2008, Bunge received a favorable tax ruling in Brazil, related to certain transactional taxes paid since 2004. As a result of this ruling, Bunge recorded recoverable taxes of $128 million (current and non-current) in cost of goods sold. In addition, in 2008, Bunge recorded a recoverable tax credit of $62 million in selling, general and administrative expenses pertaining to a favorable tax ruling in Brazil that certain transactional taxes were unlawfully levied on financial transactions. These taxes were paid by Bunge between 2000 and 2004.

(4)
Margin deposits include U.S. treasury securities at fair value and cash.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2009	2008
Land	$347	$255
Mining properties	301	224
Buildings	2,068	1,564
Machinery and equipment	4,681	3,487
Furniture, fixtures and other	571	378

	7,968	5,908
Less: accumulated depreciation and depletion	(3,632)	(2,661)
Plus: construction in progress	1,011	722

Total	$5,347	$3,969

        Bunge capitalized expenditures of $1,001 million, $1,003 million and $718 million in 2009, 2008 and 2007, respectively. In addition, included in these capitalized expenditures was capitalized interest on construction in progress of $26 million, $18 million and $15 million in 2009, 2008 and 2007, respectively. Depreciation and depletion expense was $427 million, $428 million and $374 million in 2009, 2008 and 2007, respectively.

6. Goodwill

        Bunge performed its annual impairment test in the fourth quarters of 2009, 2008 and 2007. There was no impairment of goodwill for the years ended December 31, 2009 and 2008. Bunge recorded goodwill impairment charges of $13 million for the year ended December 31, 2007 related to certain packaged oil brands in Europe and Asia in its edible oil products segment. The impairments were a result of a decline in market conditions in Asia and Bunge's continued business realignment in Europe.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill (Continued)

        The changes in the carrying amount of goodwill by segment at December 31, 2009 and 2008 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Total
Balance, January 1, 2008	$318	$27	$9	$354
Goodwill acquired (1)	35	22	14	71
Reallocation of acquired goodwill (1) (2)	(16)	—	—	(16)
Tax benefit on goodwill amortization (3)	(7)	—	—	(7)
Foreign exchange translation	(61)	(12)	(4)	(77)

Balance, December 31, 2008	269	37	19	325
Goodwill acquired (1)	—	50	—	50
Reallocation of acquired goodwill (1) (2)	(12)	(7)	(14)	(33)
Tax benefit on goodwill amortization (3)	(6)	—	—	(6)
Foreign exchange translation	83	3	5	91

Balance, December 31, 2009	$334	$83	$10	$427

(1)
See Note 2 of the notes to the consolidated financial statements.

(2)
In 2009, Bunge was released from an obligation of approximately $7 million recorded as part of the purchase accounting for edible oil products assets acquired in 2008. The release from this obligation was recorded in 2009 as a reduction of goodwill in the edible oil products segment.

(3)
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Other Intangible Assets

        Intangible assets consist of the following:

	December 31,
(US$ in millions)	2009	2008
Trademarks/brands, finite-lived	$130	$98
Licenses	12	2
Other	72	35

	214	135
Less accumulated amortization:
Trademarks/brands (1)	(47)	(38)
Licenses	(2)	(2)
Other	(23)	(10)

	(72)	(50)
Trademarks/brands, indefinite-lived	28	22

Intangible assets, net of accumulated amortization	$170	$107

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

        In 2009, Bunge acquired assets including $25 million of trademarks and brands, $1 million in licenses and $5 million of other intangible assets in its edible oils products segment and assigned lives to these assets ranging from 3 and 20 years. In addition, $5 million of licenses acquired in 2009 in its agribusiness segment were assigned a 50-year life. Also, as discussed in Note 2 of the notes to the consolidated financial statements, Bunge completed purchase price allocations in 2009 related to certain 2008 acquisitions, which resulted in the recording of $3 million and $4 million to licenses and other intangible assets, respectively, in the agribusiness segment and $19 million to other intangible assets in the milling products segment with lives ranging from 5 to 40 years. In 2008, Bunge acquired $9 million of brands in its edible oil products segment in Europe and assigned a life of 20 years to these brands.

        The aggregate amortization expense for other intangible assets was $16 million, $11 million and $11 million for 2009, 2008 and 2007, respectively. In 2007, there was an $11 million write-down of brands (see Note 8 of the notes to the consolidated financial statements). The annual estimated aggregate amortization expense for other intangible assets for 2010 is approximately $17 million and approximately $13 million per year 2011 to 2014.

8. Impairment and Restructuring Charges

        Impairment—In 2009, Bunge recorded pretax non-cash impairment charges of $5 million in cost of goods sold in its agribusiness segment, relating to the permanent closure of a smaller, older and less

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Impairment and Restructuring Charges (Continued)

efficient oilseed processing and refining facility in Brazil. In addition, Bunge recorded $26 million of pretax non-cash impairment charges in selling, general and administrative expenses in its agribusiness segment, relating to the write-down of certain real estate assets in South America and an equity investment in a U.S. biodiesel production and marketing company. The fair values of the real estate assets were determined by using third-party valuations. The fair value of the U.S. biodiesel investment was determined utilizing projected cash flows of the biodiesel production and marketing company.

        In 2008, Bunge recorded pretax non-cash impairment charges of $16 million and $2 million in cost of goods sold in its agribusiness and edible oil products segments, respectively, relating to the permanent closures of a smaller, older and less efficient oilseed processing and refining facility in Europe and a smaller, older and less efficient oilseed processing plant in the United States. The fair values of land and equipment at these facilities were determined by using third-party valuations.

        In 2007, Bunge recorded pretax non-cash impairment charges of $70 million. These charges included $22 million, $35 million and $13 million in its agribusiness, edible oil products and milling products segments, respectively, relating to management decisions to permanently close all or substantial portions of certain smaller, older and less efficient facilities, which included four oilseed processing, refining and packaging facilities in Europe, an oilseed processing facility and an edible oil products packaging facility in the United States, a wheat milling facility in Brazil and a corn milling facility in Canada. The fair values of land and equipment at these facilities were determined by using third-party valuations. In addition to the facility impairments, 2007 pretax impairment charges included $11 million of impairments related to certain brands, related goodwill and other intangible assets in India as a result of declining returns on those assets. The fair values of the brands and related intangibles were determined by using a third-party valuation. For the year ended December 31, 2007, $59 million of impairment charges were recorded in cost of goods sold related to the facility closures and the $11 million of write-downs of brands and related intangible assets were recorded in selling, general and administrative expenses.

        Restructuring—In 2009, Bunge recorded pretax restructuring charges of $16 million in cost of goods sold related to its European and Brazilian businesses. These charges consisted of termination benefit costs of $10 million, $3 million and $3 million in the agribusiness, edible oil products and fertilizer segments, respectively. In the agribusiness segment, termination costs related to benefit obligations associated with approximately 48 plant employees related to the closure of a European oilseed processing facility and approximately 47 employees related to the consolidation of our administrative activities in Brazil. In the edible oil products segment, such charges related to benefits due to approximately 405 employees as a result of the reorganization of certain of our operations in Europe and approximately 24 employees as a result of the consolidation of our administrative activities in Brazil. In the fertilizer segment, such charges relate to benefits due to approximately 96 employees related to the consolidation of our administrative activities in Brazil. Approximately $11 million of these costs will be paid in 2010 under severance plans that were defined and communicated in 2009. Funding for the payments will be provided by cash flows from operations.

        In 2008, Bunge recorded pretax restructuring charges of $8 million in cost of goods sold, related to its European agribusiness and edible oil products segments. These charges consisted of termination benefit costs of $4 million and $1 million in the agribusiness and edible oil products segments, respectively, and other facility closure costs of $3 million in the agribusiness segment. In the agribusiness segment, termination costs related to benefit obligations associated with approximately 21

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Impairment and Restructuring Charges (Continued)

plant employees and other facility closure expenses. The majority of these costs were paid in 2009 based on decisions that were made and severance plans that were defined and communicated in 2008. Funding for the payments was provided by cash flows from operations.

        In 2007, Bunge recorded restructuring charges of $8 million in cost of goods sold related primarily to termination benefit costs in the agribusiness segment for approximately 80 plant employees at facilities closed in Europe and the United States. The majority of these costs were paid in the first quarter of 2008 based on closure decisions that were made and severance plans that were defined and communicated in the fourth quarter of 2007. Funding for the payments was provided by cash flows from operations.

9. Investments in Affiliates

        Bunge participates in several unconsolidated joint ventures and other investments accounted for on the equity method. The most significant of these at December 31, 2009 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

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

        Southwest Iowa Renewable Energy, LLC (SIRE).    Bunge is a 26% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.

        Ecofuel S.A.    Bunge is a 50% owner of this company along with AGD in Argentina. The company manufactures biodiesel products in the Santa Fe province of Argentina.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Investments in Affiliates (Continued)

Fertilizers

        Fosbrasil S.A.    Bunge is a 44.25% owner of this joint venture in Brazil with Astaris Brasil Ltda. and Société Chimique Prayon- Rupel S.A. Fosbrasil S.A. operates an industrial plant in Cajati, São Paulo, Brazil that converts phosphoric acid used in animal nutrition into phosphoric acid for human consumption.

        Bunge Maroc Phosphore S.A.    Bunge has a 50% interest in this joint venture, to produce fertilizers in Morocco with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products in Morocco for shipment to Brazil, Argentina and certain other markets in Latin America. In 2008, Bunge contributed $61 million to this joint venture.

Food Products

        Saipol S.A.S.    In December 2009, Bunge sold its 33.34% interest in Saipol to Soprol, an oilseed division of Sofiproteol, the financial arm of the French oilseed farmers' association. Bunge will receive the proceeds from the sale of Saipol of 145 million Euros, or its equivalent of approximately $209 million, in four equal annual installments including interest with the first beginning January 2010. Saipol is engaged in oilseed processing and the sale of branded packaged vegetable oils in France. Bunge recorded a gain on this sale of $66 million, net of tax of $3 million, which is included in equity in earnings of affiliates in its consolidated statement of income for the year ended December 31, 2009.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Investments in Affiliates (Continued)

        Summarized combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 follows:

	December 31,
(US$ in millions)	2009	2008
Combined financial position (unaudited):
Current assets	$1,268	$1,683
Non-current assets	2,238	2,766

Total assets	$3,506	$4,449

Current liabilities	$933	$1,049
Non-current liabilities	640	1,092
Stockholders' equity	1,933	2,308

Total liabilities and stockholders' equity	$3,506	$4,449

Amounts recorded by Bunge:
Investments (1)	$622	$761

(US$ in millions)	2009	2008	2007
Combined results of operations (unaudited):
Revenues	$5,407	$6,063	$4,694
Income before income tax and noncontrolling interest	94	92	169
Net income	82	85	108
Amounts recorded by Bunge:
Equity in earnings of affiliates (2)	80	34	33

(1)
Approximately $9 million and $19 million of this amount at December 31, 2009 and 2008, respectively, related to Bunge's investment in Bunge-Ergon Vicksburg, LLC. At December 31, 2009 and 2008, Bunge's investment exceeded its underlying equity in the net assets of BEV. Straight line amortization of this excess against equity in earnings of affiliates was $4 million and $5 million, respectively. Amortization of the excess has been attributed to fixed assets of Bunge-Ergon Vicksburg, LLC, which were being amortized over 15 years.

At December 31, 2009 and 2008, Bunge's investment of $360 million and $347 million, respectively, equaled its underlying equity in the net assets of Solae. In 2008 and 2007, the amortization relating Bunge's investment in Solae exceeding its underlying equity in assets of Solae was $1 million and $5 million, respectively. Amortization of the excess has been attributed to intangible assets of Solae, which were being amortized over five years.

(2)
In 2009, equity in earnings of affiliates includes a $66 million, net of tax of $3 million, gain on the sale of Saipol. In 2008, Bunge's equity in earnings of Solae included impairment and restructuring charges, of $5 million, net of tax benefit of $2 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2009	2008
Accrued liabilities	$1,046	$1,110
Unrealized loss on derivative contracts	1,250	1,775
Advances on sales	253	261
Other	86	115

Total	$2,635	$3,261

11. Asset Retirement Obligations

        Bunge has asset retirement obligations with carrying amounts totaling $71 million and $36 million at December 31, 2009 and 2008, respectively. Asset retirement obligations are primarily in the fertilizer segment, related to restoration of land used in its mining operations (see Note 27 of the notes to the consolidated financial statements); in the agribusiness segment, related to the restoration of leased land to its original state and removal of the plants upon termination of the leases; and in its edible oil products segment, related to the removal of certain storage tanks associated with edible oil refining facilities.

        The change in carrying value of asset retirement obligations in 2009 consisted of a $13 million increase of the initial obligation, which resulted from an decrease in the discount rate used to calculate the present value ($8 million in the fertilizer segment, $4 million in the agribusiness segment and $1 million in the edible oil products segment), an increase of $9 million for accretion expense and an increase of $13 million related to currency translation. The change in carrying value of asset retirement obligations in 2008 consisted of a $13 million decrease of the initial obligation, which resulted from an increase in the discount rate used to calculate the present value ($11 million in the fertilizer segment and $2 million in the edible oil products segment), an increase of $9 million for accretion expense and a decrease of $15 million related to currency translation.

12. Income Taxes

        Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates, and Bunge's profitability in each taxing jurisdiction.

        Bunge records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets might not be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes (Continued)

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
United States	$184	$126	$126
Non-United States	(39)	1,411	1,075

Total	$145	$1,537	$1,201

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Current:
United States	$(58)	$(12)	$(7)
Non-United States	(39)	(511)	(348)

	(97)	(523)	(355)

Deferred:
United States	(13)	(22)	(27)
Non-United States	217	273	89

	204	251	62

Uncertain:
United States	(2)	(1)	(2)
Non-United States	5	28	(15)

	3	27	(17)

Total	$110	$(245)	$(310)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes (Continued)

        Reconciliation of the income tax benefit (expense) if computed at the U. S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Income from operations before income tax	$145	$1,537	$1,201
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(51)	(538)	(420)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	163	166	154
Changes in valuation allowances	(17)	(47)	3
Goodwill amortization	31	23	8
Benefit from interest on capital dividends paid by Brazilian companies	1	14	29
Investment tax credits	22	45	28
Foreign exchange on monetary items	(11)	69	(46)
Tax rate changes	—	—	(9)
Non deductible expenses	(35)	(35)	(28)
Uncertain tax positions	3	27	(17)
Other	4	31	(12)

Income tax benefit (expense)	$110	$(245)	$(310)

        Bunge's subsidiaries had undistributed earnings amounting to $4,198 million at December 31, 2009. These amounts are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes on some of these distributions in various jurisdictions and also to foreign withholding taxes; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$1,072	$742
Excess of tax basis over financial statement basis of property, plant and equipment	17	30
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	136	131
Tax credit carryforwards	21	40
Inventories	3	73
Other accruals and reserves not currently deductible for tax purposes	499	442

Total deferred tax assets	1,748	1,458
Less valuation allowances	(116)	(94)

Deferred tax assets, net of valuation allowance	1,632	1,364

Deferred tax liabilities:
Excess of financial statement basis over tax basis of long-lived assets	255	262
Undistributed earnings of affiliates not considered permanently reinvested	31	33
Inventories	20	93
Other temporary differences	124	80

Total deferred tax liabilities	430	468

Net deferred tax assets	$1,202	$896

        Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        At December 31, 2009, Bunge's pretax loss carryforwards totaled $3,645 million, of which $2,677 million have no expiration, including loss carryforwards of $2,347 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income. The remaining tax loss carryforwards expire at various periods beginning in 2010 through the year 2027.

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

        In 2009, income tax expense increased $17 million for net valuation allowances, primarily as the result of an increase in the valuation allowance for tax carryforwards in Russia due to an uncertain economic environment in that country combined with a 10-year carryforward limitation.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes (Continued)

        Uncertain Tax Liabilities—FASB issued a standard on income taxes that requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2009 and 2008, respectively, Bunge had recorded tax liabilities of $104 million and $133 million in other non-current liabilities and $7 million and $5 million in current liabilities in its consolidated balance sheets, of which $40 million and $48 million relates to accrued penalties and interest. During 2009, 2008 and 2007, respectively, Bunge recognized $8 million, $13 million and $4 million in interest and penalties in income tax benefit (expense) in the consolidated statements of income. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2009	2008	2007
Balance at January 1	$138	$197	$155
Additions based on tax positions related to the current year	1	3	3
Additions based on tax positions related to prior years	42	11	37
Reductions for tax positions of prior years	—	(40)	(18)
Settlement or clarification from tax authorities	(81)	(2)	(1)
Expiration of statue of limitations	(3)	(1)	(1)
Foreign currency translation	14	(30)	22

Balance at December 31	$111	$138	$197

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. There are no positions at December 31, 2009 where the unrecognized tax benefit is expected to increase or decrease significantly within the next 12 months.

        The net reduction of $27 million includes settlements of $39 million under a Brazilian tax amnesty program, a reversal of $7 million due to a favorable ruling from applicable tax authorities, $14 million of currency translation adjustments and various smaller items totaling $4 million.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	1996-2009
South America	2003-2009
Europe	2003-2009
Asia	2000-2009

        Bunge paid income taxes, net of refunds received, of $205 million in 2009, $394 million in 2008 and $242 million in 2007. These net payments include payments of estimated income taxes in accordance with applicable tax laws, primarily in Brazil, requiring such interim estimated payments. For 2009 and 2008, estimated tax payments during those years exceeded the annual amounts ultimately determined to be owed for the full years by $168 million and $42 million, respectively. In accordance with applicable tax laws, these overpayments may be recoverable from future income taxes or non-income taxes payable. For 2007, income tax payments of $242 million are net of $119 million of previous overpayments used by Bunge to offset income taxes payable during 2007, in accordance with

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes (Continued)

applicable tax laws. Bunge had $38 million and $75 million withheld by third parties and remitted to applicable governments on its behalf during 2009 and 2008.

13. Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. All derivative instruments and marketable securities are stated at fair value.

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge's principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established in a FASB issued standard, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

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

        Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Level 3 assets and liabilities include assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008. The majority of Bunge's exchange traded agricultural commodity futures are settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below. Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	December 31, 2009				December 31, 2008
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Readily marketable inventories (Note 3)	$—	$3,271	$109	$3,380	$—	$2,558	$183	$2,741
Unrealized gain on designated derivative contracts (4):
Interest Rate	—	9	—	9	—	12	—	12
Foreign Exchange	—	11	—	11	—	41	—	41
Freight	—	—	—	—	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	—	41	3	44	7	72	—	79
Commodities	34	905	94	1,033	9	1,259	149	1,417
Freight	—	68	8	76	—	4	269	273
Energy	10	22	13	45	—	—	—	—
Other (5)	138	16	—	154	22	11	—	33

Total assets	$182	$4,343	$227	$4,752	$38	$3,957	$601	$4,596

Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$—	$7	$—	$7	$—	$1	$—	$1
Foreign Exchange	—	123	—	123	—	1	—	1
Freight	—	—	—	—	—	15	—	15
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	2	—	2	—	1	—	1
Foreign Exchange	7	15	—	22	—	31	10	41
Commodities	113	693	84	890	22	1,117	93	1,232
Freight	98	106	—	204	—	71	416	487
Energy	8	7	3	18	—	—	—	—

Total liabilities	$226	$953	$87	$1,266	$22	$1,237	$519	$1,778

(1)
Quoted prices in active markets for identical assets

(2)
Significant other observable inputs

(3)
Significant unobservable inputs

(4)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. At December 31, 2009 and December 31, 2008, $8 million and $12 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)
Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

(6)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. At December 31, 2009 and December 31, 2008, $8 million and $3 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

        Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified with Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss, other income (expense) or other comprehensive income (loss).

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

        Bunge designates certain derivative instruments as fair value hedges or cash flow hedges and assesses, both at inception of the hedge and on an ongoing basis, whether derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items or anticipated cash flows.

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

        Level 3 Valuation—Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Because of differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof. While FASB guidance requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

        Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.

        Level 3 Derivatives—The fair values of Level 3 derivative instruments are estimated using pricing information from less active markets. Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange-cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances relating to non-performance by counterparties at December 31, 2009. At December 31, 2008, counterparty non-performance risk adjustments of $136 million were included in determination of fair values of OTC derivative instruments categorized in Level 3.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009 and 2008. Level 3 instruments presented in the tables include readily marketable inventories and derivatives. These instruments were valued using pricing models that, in management's judgment, reflect the assumptions a marketplace participant would use at December 31, 2009 and 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2009	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in cost of goods sold	117	101	218
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	3	—	3
Purchases, issuances and settlements	(68)	(185)	(253)
Transfers in (out) of Level 3	80	10	90

Balance, December 31, 2009	$31	$109	$140

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2008	$107	$133	$240
Total gains and losses (realized/unrealized) included in earnings	259	(24)	235
Purchases, issuances and settlements	(401)	129	(272)
Transfers in (out) of Level 3	(66)	(55)	(121)

Balance, December 31, 2008	$(101)	$183	$82

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes changes in unrealized gains or losses recorded in earnings during the year ended December 31, 2009 and 2008 for Level 3 assets and liabilities that were held at December 31, 2009 and 2008.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2009:
Cost of goods sold	$59	$66	$125

Foreign exchange gains (losses)	$3	$—	$3

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2008:
Cost of goods sold	$74	$118	$192

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

        Interest Rate Derivatives—The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements have been designated as fair value hedges. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge enters into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes. As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The following table summarizes Bunge's outstanding interest rate swap and interest rate basis swap agreements as of December 31, 2009.

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable — 1.18% (1)
Weighted average rate receivable — 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (1)
Weighted average rate receivable — 0.23% (3)

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

(3)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)
The interest rate swap agreements mature in 2011.

        Bunge recognized approximately $8 million and $3 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2009 and 2008, respectively, relating to its outstanding interest rate swap agreements. Bunge recognized approximately $8 million in interest expense in the consolidated statements of income in the year ended December 31, 2007, relating to its outstanding interest rate swap agreements. In addition, in 2009, 2008 and 2007, Bunge recognized gains of approximately $11 million, $12 million and $6 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        Bunge reclassified approximately $2 million of loss in each of the years 2009, 2008 and 2007 from accumulated other comprehensive income (loss) in its consolidated balance sheets to interest expense in its consolidated statements of income, which related to settlements of certain derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing. Bunge expects to reclassify approximately $2 million to interest expense in 2010 (see Note 21 of the notes to the consolidated financial statements).

        Foreign exchange derivatives—Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies. The foreign exchange forward and option contracts are designated as cash flow hedges. Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries.

        Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the notional amounts of open foreign exchange positions as of December 31, 2009:

	December 31, 2009
	Exchange Traded	Non-exchange Traded
	Net—(Short) & Long (1)			Unit of Measure
(US$ in millions)		(Short) (2)	Long (2)
Foreign Exchange:
Options	$—	$(126)	$5	Delta
Forwards	(19)	(738)	2,798	Notional
Swaps	—	(1,246)	1,009	Notional

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

        The following table summarizes Bunge's outstanding cross-currency interest rate swap agreements as of December 31, 2009:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)
U.S. dollar/Yen cross-currency interest rate swaps	$108	$108

(1)
The cross-currency interest rate swap agreements mature in 2011.

(2)
Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

        Commodity derivatives—Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        In addition, Bunge hedges portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products. The instruments used are generally exchange traded futures contracts. Such contracts hedging U.S. oilseed processing activities qualify and are designated as cash flow hedges. Contracts that are used as economic hedges of other global oilseed processing activities generally do not qualify for hedge accounting as a result of location differences and are therefore not designated as cash flow hedges for accounting purposes.

        The table below summarizes the volumes of open agricultural commodities derivative positions as of December 31, 2009:

	December 31, 2009
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Agricultural Commodities
Futures	(8,279,413)	—	—	Metric Tons
Options	(360,512)	(208,367)	61,507	Metric Tons
Forwards	—	(18,753,589)	24,858,319	Metric Tons
Swaps	—	(3,357,291)	—	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, to hedge portions of its current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of Bunge's firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the open ocean freight positions as of December 31, 2009:

	December 31, 2009
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Ocean Freight
FFA	(12,789)	(2,555)	5,486	Hire Days
FFA Options	279	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

        Energy derivatives—Bunge uses derivative instruments to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions as of December 31, 2009:

	December 31, 2009
	Exchange Traded/Cleared
		Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Natural Gas (3)
Futures	845,000	—	—	MMBtus
Swaps	—	—	179,137	MMBtus
Options	(20,000)	—	—	MMBtus
Energy—Other
Futures	56,067	—	—	Metric Tons
Forwards	—	(1,675,489)	2,464,041	Metric Tons
Swaps	—	(132,590)	69,086	Metric Tons
Options	23,622	(1,759,200)	23,622	Metric Tons

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statement of income for the year ended December 31, 2009:

	Gain or (Loss) Recognized in Income on Derivative
(US$ in millions)	Location	Amount
Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—
Commodities (3)	Cost of goods sold	—
Freight (3)	Cost of goods sold	(14)
Energy (3)	Cost of goods sold	—

Total		$(14)

Undesignated Derivative Contracts
Interest Rate	Other income (expenses)—net	$(3)
Foreign Exchange	Foreign exchange gains (losses)	(209)
Foreign Exchange	Cost of goods sold	29
Commodities	Cost of goods sold	(395)
Freight	Cost of goods sold	(24)
Energy	Cost of goods sold	(5)

Total		$(607)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income for the year ended December 31, 2009:

		Gain or (Loss) Recognized in Accumulated OCI (1)	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)
					Gain or (Loss) Recognized in Income on Derivative (2)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount (3)
Cash Flow Hedge:
Foreign Exchange (4)	$859	$46	Foreign exchange gains (losses)	$(36)	Foreign exchange gains (losses)	$(9)
Commodities (5)	55	(21)	Cost of goods sold	(11)	Cost of goods sold	(1)

Total	$914	$25		$(47)		$(10)

Net Investment Hedge (6):
Foreign Exchange	$419	$(147)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$419	$(147)		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2009, Bunge expects to reclassify into income in the next 12 months approximately $1 million, $(2) million and zero of after tax losses related to its foreign exchange, agricultural commodities and net investment cash flow hedges, respectively.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of loss recognized in income is $1 million, which relates to the ineffective portion of the hedging relationships, and $9 million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contacts mature at various dates in 2010 and 2011.

(5)
The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The commodities futures contracts mature at various dates in 2010.

(6)
Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. The swaps mature at various dates in 2010.

14. Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Short-Term Debt and Credit Facilities (Continued)

jurisdictions. The weighted-average interest rate, which includes related fees, on short-term borrowings as of December 31, 2009 and 2008 was 12.54% and 10.40%, respectively.

	December 31,
(US$ in millions)	2009	2008
Lines of credit:
Secured	—	4
Unsecured, variable interest rates from 1.23% to 13.25%, 33.74% (1)	166	469

Total short-term debt	$166	$473

(1)
Includes $48 million of local currency borrowings in Eastern Europe at a weighted-average interest rate of 33.74% as of December 31, 2009.

        At December 31, 2009, Bunge had no outstanding amounts under its $600 million commercial paper program. The commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) provided by lending institutions that are rated at least A-1 by S&P and P-1 by Moody's Investor Services and are equal to the amount of the commercial paper program. In 2009, the short-term credit rating of one participant lending institution with a $25 million lending commitment the liquidity facility was lowered by Standard & Poors below A-1 and accordingly this lending institution has been removed from the liquidity facility. As a result, the liquidity facility, and consequently, Bunge's commercial paper program has been reduced to $575 million from $600 million. The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under the commercial paper program. At December 31, 2009, no borrowings were outstanding under these committed back-up bank credit lines.

        Revolving credit facilities—In June 2009, Bunge entered into a syndicated $645 million, 364-day revolving credit agreement that matures on June 2, 2010 with a number of lending institutions. The credit agreement replaced the $850 million revolving credit agreement that was scheduled to mature on November 17, 2009 which was terminated in accordance with its terms on June 3, 2009. The amount due under the terminated credit agreement on the date of termination was repaid with the proceeds of its initial borrowing under the credit agreement. Borrowings under the credit agreement will bear interest at LIBOR plus the applicable margin (defined below) or the alternate base rate then in effect plus the applicable margin minus 1.00%. The margin applicable to either a LIBOR or alternate base rate borrowing will be based on the greater of (i) a per annum floor rate that varies between 2.00% and 4.50% based generally on the credit ratings of Bunge's senior long-term unsecured debt and (ii) a per annum rate calculated as a percentage of the Markit CDX.NA.IG Series 12 five-year credit default swap index (or successor index thereof) that varies between 85% and 175%, based generally on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at rates ranging from 0.375% to 1.00%, varying based on the credit ratings of Bunge's senior long-term unsecured debt.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Short-Term Debt and Credit Facilities (Continued)

        At December 31, 2009, Bunge had approximately $1,220 million of unused and available borrowing capacity under its commercial paper program and committed short-term credit facilities.

15. Long-Term Debt

        Long-term obligations are summarized below:

	December 31,
(US$ in millions)	2009	2008
Term loans due 2011—LIBOR (1) plus 1.25% to 1.75%	$475	$475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (2) plus 1.40%	108	110
6.78% Senior Notes, Series B, due 2009	—	53
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	200	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	—
BNDES (3) loans, variable interest rate indexed to TJLP (4) plus 3.20% to 4.50% payable through 2016	106	87
Other	127	152

	3,649	3,110
Less: Current portion of long-term debt	(31)	(78)

Total long-term debt	$3,618	$3,032

(1)
One-, three- and six-month LIBOR at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively, and at December 31, 2008 were 0.44%, 1.43% and 1.75% per annum, respectively.

(2)
Three-month Yen LIBOR at December 31, 2009 and 2008 was 0.28% and 0.83%, respectively.

(3)
BNDES loans are Brazilian government industrial development loans.

(4)
TJLP is a long-term interest rate published by the Brazilian government on a quarterly basis. The annualized rate for 2009 and 2008 was 6.13% and 6.25%, respectively.

        The fair value of long-term debt at December 31, 2009 and 2008 was $3,796 million and $3,034 million calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.

        Revolving credit facilities—In June 2009, Bunge entered into a syndicated $1 billion, three-year revolving credit agreement that matures on June 1, 2012 with a number of lending institutions. The credit agreement replaced the $850 million revolving credit agreement that was scheduled to mature on June 29, 2009, which was terminated in accordance with its terms on June 3, 2009. The amount due

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Long-Term Debt (Continued)

under the terminated credit agreement on the date of termination was repaid with the proceeds of its initial borrowing under the credit agreement. Borrowings under the credit agreement will bear interest at LIBOR plus the applicable margin (defined below) or the alternate base rate then in effect plus the applicable margin minus 1.00%. The margin applicable to either a LIBOR or alternate base rate borrowing will be based on the greater of (i) a per annum floor rate that varies between 3.00% and 5.50%, based generally on the credit ratings of Bunge's senior long-term unsecured debt and (ii) a per annum rate calculated as a percentage of the Markit CDX.NA.IG Series 12 five-year credit default swap index (or successor index thereof) that varies between 85% and 175%, based generally on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at rates ranging from 0.75% to 2.00%, varying based on the credit ratings of Bunge's senior long-term unsecured debt.

        In November 2009, Bunge entered into a syndicated $600 million, revolving credit agreement that matures on April 16, 2011 with a number of lending institutions. The credit agreement replaced the $600 million revolving credit agreement that was scheduled to mature on January 16, 2010, which was terminated in accordance with its terms in November 2009. Borrowings under the credit agreement will bear interest at LIBOR plus an applicable margin ranging from 1.50% to 3.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the respective credit agreement at forty percent of the applicable margin, varying based on the credit ratings of our senior long-term unsecured debt.

        Senior notes—In June 2009, Bunge completed the sale of $600 million aggregate principal amount of unsecured senior notes (senior notes), which bear interest at 8.50% per year. The senior notes will mature on June 15, 2019. The senior notes were issued by Bunge's 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2009. Bunge used the net proceeds from this offering, of approximately $595 million after deducting underwriters' commissions and offering expenses, to repay outstanding indebtedness.

        At December 31, 2009, Bunge had approximately $2,232 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $30 million at December 31, 2009 have been mortgaged or otherwise collateralized against long-term debt of $98 million at December 31, 2009.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Long-Term Debt (Continued)

        Principal Maturities.    Principal maturities of long-term debt at December 31, 2009 are as follows:

(US$ in millions)
2010	$31
2011	901
2012	586
2013	329
2014	523
Thereafter	1,279

Total	$3,649

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. Bunge was in compliance with these covenants at December 31, 2009.

        In 2009, 2008 and 2007, Bunge paid interest, net of interest capitalized, of $284 million, $309 million and $436 million, respectively.

16. Accounts Receivable Securitization Facilities

        Certain of Bunge's European subsidiaries have an established accounts receivable securitization facility (Euro securitization facility). Through the Euro securitization facility, Bunge's European subsidiaries may offer to sell and the investor has the option to buy, without recourse, on a monthly basis certain eligible trade accounts receivable up to a maximum amount of Euro 200 million. Eligible accounts receivable are based on accounts receivable in certain designated European countries. Bunge accounts for its transfers/sales of accounts receivable in accordance with FASB issued standards that provide guidance for transfers and servicing of financial assets. Bunge's European subsidiaries retain collection and administrative responsibilities for the accounts receivable sold. At the time an account receivable is sold and title transferred, it is removed from the consolidated balance sheet and the proceeds are included in cash provided by operating activities. The effective yield rates on the accounts receivable sold are based on monthly EUR LIBOR plus 0.295% per annum, which includes the cost of the program and certain other administrative fees. In the years ended December 31, 2009, 2008 and 2007, Bunge recognized expenses of approximately $5 million, $13 million and $13 million, respectively, in selling, general and administrative expenses in the consolidated statements of income related to the Euro securitization facility.

        The initial term of the Euro securitization facility expires in 2010, but it may be terminated earlier upon the occurrence of certain limited circumstances. Bunge's European subsidiaries retain beneficial interests in certain accounts receivable that do not qualify as sales under the FASB issued standards. The beneficial interests are subordinate to the investors' interests and are valued at historical cost, which approximates fair value. The beneficial interests are recorded in other current assets in the consolidated balance sheets.

        At December 31, 2009 and 2008, Bunge sold approximately $198 million and $325 million, respectively, of accounts receivable to the Euro securitization facility, of which it has retained $56 million and $91 million, respectively, of beneficial interests in certain accounts receivable that did

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Accounts Receivable Securitization Facilities (Continued)

not qualify as sales. In addition, Bunge recorded an allowance for doubtful accounts of $8 million and $11 million against the beneficial interests at December 31, 2009 and 2008, respectively, in other current assets in the consolidated balance sheets.

        Bunge has two revolving accounts receivable securitization facilities, through its wholly owned North American operating subsidiaries. Through agreements with certain financial institutions, Bunge may sell, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated pools of accounts receivable without recourse up to a maximum amount of approximately $221 million. Collections reduce accounts receivable included in the pools, and are used to purchase new receivables, which become part of the pools. The $150 million facility expires in July 2010. The effective rate on this facility approximates the 30 day commercial paper rate plus annual commitment fees ranging from 90 basis points on an undrawn basis and 150 basis points on a drawn basis. The $71 million facility can be terminated by either party upon 30 days written notice. Pricing approximates a reference rate plus a utilization charge of 120 basis points.

        During 2009 and 2008, the outstanding undivided interests averaged $153 million and $146 million, respectively. Bunge retains collection and administrative responsibilities for the accounts receivable in the pools. Bunge recognized $4 million, $7 million and $10 million in related expenses for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in selling, general and administrative expenses in Bunge's consolidated statements of income.

        In addition, Bunge retains interests in the pools of accounts receivable not sold. Bunge's retained interests in the pools are valued at historical cost, which approximates fair value. The full amount of the allowance for doubtful accounts has been retained in Bunge's consolidated balance sheets since collections of all pooled accounts receivable are first utilized to reduce the outstanding undivided interests. There were no outstanding undivided interests in pooled accounts receivable at December 31, 2009. Accounts receivable at December 31, 2008 were net of $125 million of outstanding undivided interests in pooled accounts receivable.

17. Pension Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian and European based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service. In addition, one of Bunge's Brazil-based fertilizer subsidiaries, Ultrafertil, SA (Ultrafertil), is a participating sponsor in a frozen multiple-employer defined benefit pension plan (the "Petros Plan") that is managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the fertilizer industry in Brazil. With the deregulation, spun-off operating companies, including Bunge's subsidiary Ultrafertil, were allocated the portion of the frozen plan's obligations related to plan participants who could be specifically identified with those operating companies. In addition, a share of the plan's pooled assets was allocated to each of the spun-off operating companies, although assets remain pooled under the management control of Petros. Ultrafertil does not have control or significant influence over the plan's assets or investment policies.

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

        Plan Amendments and Transfers In.    In 2009, there was a transfer in which resulted from certain plan combinations in Bunge's European operations. There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2008 or 2007.

        Plan Settlement.    In 2009, Bunge terminated certain of its Canadian plans which resulted in a $7 million settlement. There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2008 or 2007.

        Measurement Date.    On December 31, 2008, Bunge adopted the measurement date provision of a FASB standard, which requires the measurement of defined benefit postretirement plan assets and benefit obligations as of the end of Bunge's fiscal year. Bunge elected the second transition approach under the measurement date provision of the standard, in which an employer uses earlier measurements determined for the year end reporting as of the fiscal year immediately preceding the year that the measurement date provisions are applied to estimate the effects of the change in measurement date. Bunge used a September 30 measurement date for its fiscal 2007 year end reporting of U.S. and certain foreign defined benefit postretirement plan assets and benefit obligations and allocated $4 million as an adjustment of retained earnings, which represents three-fifteenths of net periodic benefit costs determined for the period from September 30, 2007 to December 31, 2008. The remaining twelve-fifteenths were recognized as net periodic benefit costs for Bunge's fiscal year ended December 31, 2008, the date the measurement date provisions were first applied. Bunge did not recognize any plan settlements or curtailments during the fifteen month period. Other changes in plan assets and benefit obligations such as gains or losses for the period between the September 30, 2007 and December 31, 2008 measurement dates were recognized as other comprehensive income for December 31, 2008, which was the fiscal year end when Bunge first applied the measurement date provision of the FASB standard.

        Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset (obligation) of $1 million ($1 million, net of tax), unrecognized prior service cost of $24 million ($16 million, net of tax) and unrecognized actuarial loss of $80 million ($52 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2010 is $3 million ($2 million, net of tax) and net actuarial loss of $5 million ($3 million, net of tax).

        The following table sets forth in aggregate a reconciliation of the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2009 and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Plans (Continued)

2008 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligation as of beginning of year	$346	$320	$328	$412
Adjustment due to measurement date provision adoption	—	5	—	1
Service cost	12	11	3	5
Interest cost	22	21	41	37
Actuarial loss (gain), net	29	2	28	(17)
Employee contributions	—	—	2	1
Net transfers in	—	—	14	16
Plan settlements	—	—	(7)	—
Effect of plan combinations	—	—	(8)	—
Benefits paid	(14)	(13)	(27)	(31)
Expenses paid	(1)	—	—
Impact of foreign exchange rates	—	—	105	(96)

Benefit obligation as of end of year	$394	$346	$479	$328

Change in plan assets:
Fair value of plan assets as of beginning of year	$220	$256	$368	$394
Adjustment due to measurement date provision adoption	—	(2)	—	—
Actual return on plan assets	48	(56)	29	90
Employer contributions	45	35	10	12
Employee contributions	—	—	2	1
Plan settlements	—	—	(7)	—
Effect of plan combinations	—	—	(2)	—
Acquisitions	—	—	—	12
Benefits paid	(14)	(13)	(27)	(31)
Expenses paid	(1)	—	—
Impact of foreign exchange rates	—	—	120	(110)

Fair value of plan assets as of end of year	$298	$220	$493	$368

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(96)	$(126)	$14	$40
Net (liability) asset recognized in the balance sheet	$(96)	$(126)	$14	$40

Amounts recognized in the balance sheet consist of:
Non-current assets	$1	$—	$69	$79
Current liabilities	(1)	(1)	(10)	(8)
Noncurrent liabilities	(96)	(125)	(45)	(31)

Net (liability) asset recognized	$(96)	$(126)	$14	$40

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Plans (Continued)

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2009, the $394 million and $479 million projected benefit obligations for U.S. and foreign plans, respectively, includes plans with projected benefit obligations of $377 million and $64 million, respectively, which were in excess of the fair value of related plan assets of $281 million and $9 million, respectively. At December 31, 2008, the $346 million and $328 million projected benefit obligations for U.S. and foreign plans, respectively, includes plans with projected benefit obligations of $346 million and $50 million, respectively, which were in excess of the fair value of related plan assets of $220 million and $11 million, respectively. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $347 million and $456 million at December 31, 2009 and $309 million and $313 million at December 31, 2008, respectively.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2009	2008	2009	2008
Projected benefit obligation	$377	$346	$52	$45
Accumulated benefit obligation	330	309	49	39
Fair value of plan assets	281	220	3	7

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit plans:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
(US$ in millions)	2009	2008	2007	2009	2008	2007
Service cost	$12	$11	$11	$3	$5	$4
Interest cost	22	21	19	41	37	33
Expected return on plan assets	(22)	(20)	(18)	(43)	(39)	(40)
Amortization of prior service cost	2	1	1	1	1	1
Amortization of net loss	3	1	2	(2)	—	1
Amortization of settlement loss recognized	—	—	—	1	—	—

Net periodic benefit costs (credits)	$17	$14	$15	$1	$4	$(1)

        The weighted-average assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2009	2008	2009	2008
Discount rate	6.2%	6.5%	10.5%	11.4%
Increase in future compensation levels	4.2%	4.2%	6.3%	6.7%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Plans (Continued)

        The weighted-average assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits Year Ended December 31,			Foreign Pension Benefits Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.5%	6.5%	6.0%	11.4%	9.4%	9.7%
Increase in future compensation levels	4.2%	4.3%	3.5%	6.7%	4.8%	5.1%
Expected long-term rate of return on assets	8.0%	7.8%	8.0%	10.9%	10.2%	12.9%

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

Plan Assets

        Bunge adopted prospectively for the year ended December 31, 2009 the guidance of a FASB issued standard that requires expanded and more detailed disclosures about its sponsored postretirement defined benefit plan assets, including Bunge's investment strategies, major categories of plan assets, concentration of risks within plan assets and valuation techniques used to measure the fair value of plan assets.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Plans (Continued)

        The fair value of Bunge's U.S. and foreign defined benefit pension plans' assets as of the measurement date for 2009, by category, are as follows:

(US$ in millions)	Fair Value Measurements at December 31, 2009
Asset Category	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$4	$—	$4	$—	$—	$—	$—	$—
Equities:
Mutual Funds (a)	247	153	247	138	—	15	—	—
Fixed income securities:
Mutual Funds (b)	47	317	—	—	47	317	—	—
Real estate	—	23	—	—	—	—	—	23

Total	$298	$493	$251	$138	$47	$332	$—	$23

(a)
This category represents a portfolio of equity investments comprising of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets and real estate investment trusts.

(b)
This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds and corporate bonds from diverse industries.

        Plan investments are stated at fair value which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Plan classifies its investments in Level 1, which refers to securities that are actively traded on a public exchange and valued using quoted prices from active markets for identical assets, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available and Level 3, which refers other assets valued based on significant unobservable inputs. Level 3 assets are comprised of Brazilian real estate investment assets of $23 million and relate to the Petros Plan (a multiple-employer plan). The investments assets of the Petros Plan are pooled, managed and administered by Petros. Bunge does not have control over the invested assets therefore additional Level 3 disclosure is not practicable at December 31, 2009.

        Bunge expects to contribute $2 million and $14 million, respectively, to its U.S. and foreign based defined benefit pension plans in 2010.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2010	$16	$40
2011	17	34
2012	18	37
2013	19	40
2014	21	41
2015-2019	139	240

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Pension Plans (Continued)

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $17 million, $16 million and $16 million in 2009, 2008 and 2007, respectively.

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

        Plan Amendments.    In 2009, Bunge amended its postretirement healthcare plan in Brazil by increasing contributions from retirees to reduce its exposure to increased costs related to this plan.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Postretirement Healthcare Benefit Plans (Continued)

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2009 and 2008. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligation as of beginning of year	$25	$25	$72	$101
Adjustment due to measurement date provision adoption	—	—	—	—
Service cost	—	—	2	1
Interest cost	2	1	10	6
Actuarial (gain) loss, net	1	1	11	(19)
Employee contributions	1	1	—	—
Net transfers in	—	—	4	9
Plan amendments	—	—	(8)	—
Benefits paid	(3)	(3)	(6)	(6)
Impact of foreign exchange rates	—	—	26	(20)

Benefit obligation as of end of year	$26	$25	$111	$72

Change in plan assets:
Fair value of plan assets as of beginning of year	$—	$—	$—	$—
Adjustment due to measurement date provision adoption	—	(1)	—	—
Employer contributions	2	3	6	6
Employee contributions	1	1	—	—
Benefits paid	(3)	(3)	(6)	(6)
Impact of foreign exchange rates	—	—	—	—

Fair value of plan assets as of end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(26)	$(25)	$(111)	$(72)
Net liability recognized in the balance sheet	$(26)	$(25)	$(111)	$(72)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)	$(7)	$(5)
Non-current liabilities	(23)	(22)	(104)	(67)

Net liability recognized	$(26)	$(25)	$(111)	$(72)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$2	$1	$1
Interest cost	2	1	1	10	6	8
Amortization of unrecognized net loss	—	—	—	—	1	12

Net periodic benefit costs	$2	$1	$1	$12	$8	$21

        Included in accumulated other comprehensive income at December 31, 2009 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax) and $3 million, ($2 million, net of tax), respectively, and unrecognized actuarial gain (loss) of $(5) million ($(3) million, net of tax) and $(3) million ($(2) million, net of tax), respectively.

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2009	2008	2009	2008
Discount rate	5.8%	6.5%	11.3%	12.3%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.5%	6.4%	6.0%	12.4%	9.3%	9.9%

        At December 31, 2009, for measurement purposes related to U.S. plans, a 12% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010 decreasing to 5% by 2016, remaining at that level thereafter. At December 31, 2008, for measurement purposes related to U.S. plans, an 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 8.95% and 7.90% for 2009 and 2008, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed health care cost trend rates would have the following effects at December 31, 2009:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost—U.S. plan	$—	$—
Effect on total service and interest cost—Foreign plans	$3	$(1)
Effect on postretirement benefit obligation—U.S. plan	$2	$(2)
Effect on postretirement benefit obligation—Foreign plans	$16	$(13)

        Bunge expects to contribute $3 million to its U.S. postretirement healthcare benefit plan in 2010 and $15 million to its foreign postretirement healthcare benefit plans in 2010.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign postretirement healthcare benefit plans:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Payments	Foreign Postretirement Healthcare Benefit Payments
2010	$3	$8
2011	3	8
2012	3	9
2013	3	9
2014	3	9
2015-2019	11	55

19. Related Party Transactions

        Notes receivable—In December 2009, Bunge sold its investment in Saipol to the joint venture partner Sofiproteol. The carrying balance of the $39 million note receivable from Saipol as of the date of Bunge's sale of this investment has been changed to a note receivable from Sofiproteol. The note receiveable from Sofiproteol will be repaid in four equal annual installments beginning January 2010 and is classified as other current and non-current assets on the consolidated balance sheet according to repayment terms. At December 31, 2008, the carrying value of this note receivable was $39 million.

        Bunge holds a note receivable under a revolving credit facility from Bunge-Ergon Vicksburg LLC, a 50% owned U.S. joint venture. The amounts outstanding were $19 million and $6 million at December 31, 2009 and 2008, respectively. This note receivable matures in May 2011 with interest payable at a rate of LIBOR plus 2.0%.

        Bunge holds a note receivable from Southwest Iowa Renewable Energy, a 26% owned U.S. investment, having a carrying value of approximately $27 million at December 31, 2009. This note receivable matures in August 2014 with interest payable at a rate of LIBOR plus 7.5%.

        Bunge had a note receivable from AGRI-Bunge LLC, a joint venture in which Bunge owns a 50% voting interest and 34% equity interest in the United States. The note was paid off at December 31, 2009. At December 31, 2008, this note had a carrying value of $7 million with interest payable at a rate of LIBOR plus 2.0%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Related Party Transactions (Continued)

        Bunge has recognized interest income related to these notes receivable of approximately $1 million, $6 million and $5 million for the years ended December 31, 2009, 2008 and 2007, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2009 and 2008, with carrying values of $47 million and $53 million, respectively, are included in other current assets or other non-current assets in the consolidated balance sheets, depending on their maturities.

        Notes payable—Bunge has a note payable with a carrying value of $8 million and $3 million at December 31, 2009 and 2008, respectively, to a joint venture partner in one of its terminals. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate (9.88% at December 31, 2009). In addition, Bunge has a note payable to a joint venture in the U.S. with a carrying value of $5 million at December 31, 2009. The note payable includes interest payable at a rate of LIBOR plus 2.0%. The notes payable are included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2009 and 2008. In 2009, 2008 and 2007, Bunge has recorded interest expense of approximately $1 million, $2 million and $1 million, respectively, related to these notes.

        Other—Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $1,073 million, $1,059 million and $859 million for the years ended December 31, 2009, 2008 and 2007, respectively. Bunge also sold soybean commodity products and other commodity products to certain of these joint ventures, which totaled $596 million, $335 million and $171 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, Bunge had approximately $23 million and $20 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets. In addition, at December 31, 2009 Bunge had approximately $25 million of payables to these joint ventures recorded in trade accounts payable in the consolidated balance sheet. There was no trade accounts payable balance outstanding from these joint ventures at December 31, 2008. Bunge believes these transactions are recorded at values similar to those with third parties.

        Mutual Investment Limited—Bunge has entered into an administrative services agreement with Mutual Investment Limited, Bunge's former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting and insurance. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge's direct and indirect costs of providing the services. In 2009, 2008 and 2007, Mutual Investment Limited paid Bunge $139 thousand, $34 thousand and $124 thousand, respectively, under this agreement.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2009 and 2008 are the following accrued liabilities:

	December 31,
(US$ in millions)	2009	2008
Tax claims	$135	$156
Labor claims	97	78
Civil and other	110	97

Total	$342	$331

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

        Civil and Other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        In July 2008, the European Commission commenced an investigation into whether certain traders and distributors of cereals and other agricultural products in the E.U., including Bunge, have infringed European competition laws. In December 2009, Bunge was notified that the European commission has closed this investigation.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2009:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$122
Unconsolidated affiliates financing (2)	13

Total	$135

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2009, Bunge had approximately $82 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. The fair value of these guarantees at December 31, 2009 was not significant.

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related to the related financings which have maturity dates ranging from 2010 to 2012. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. The fair value of these guarantees at December 31, 2009 was not significant.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2009, debt with a carrying amount of $3,416 million related to these guarantees is included in Bunge's consolidated balance sheets. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately three years, in the case of ocean freight vessels, depending on market conditions, and 6

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.    Commitments and Contingencies (Continued)

to 18 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$506
1 to 3 years	309
3 to 5 years	207
After five years	1,099

Total	$2,121

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $303 million in 2009 and expects to receive payments of approximately $176 million in 2010 under such relet agreements.

        Commitments—At December 31, 2009, Bunge had approximately $41 million of purchase commitments related to its inventories and $637 million of contractual commitments related to construction in progress.

21. Shareholders' Equity

        Common shares—In August 2009, Bunge sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters' over-allotment option, for which it received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses. Bunge used the net proceeds of this offering to repay indebtedness and for other general corporate purposes.

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

        As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010 into between 8.2416 and 9.7250 of Bunge Limited common shares, subject to certain additional anti-dilution adjustments, depending on the average of the volume-weighted average price per common share over the 20 consecutive trading day period ending on the third trading day immediately preceding December 1, 2010. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the minimum conversion rate of 8.2416 of Bunge Limited common shares per mandatory convertible

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Shareholders' Equity (Continued)

preference share, subject to additional certain anti-dilution adjustments. If a fundamental change (as defined in the prospectus) occurs prior to December 1, 2010, holders will have the right to convert their mandatory convertible preference shares into Bunge Limited common shares at the fundamental change conversion rate (as defined in the prospectus). Holders who convert mandatory convertible preference shares will also receive all accumulated and unpaid dividends and a fundamental change dividend make-whole amount, subject to a dividend cap equal to the present value of all remaining dividend payments, to the extent Bunge is legally permitted to pay such amounts. The mandatory convertible preference shares are not redeemable by Bunge at any time.

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

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding as of December 31, 2009. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.0891 Bunge Limited common shares based on a conversion price of $91.82 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,514,790 Bunge Limited common shares as of December 31, 2009).

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

        In 2009 and 2008, Bunge recorded $78 million and $91 million, respectively, of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Shareholders' Equity (Continued)

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	(24)	14	(13)	(50)	10	(63)
Other comprehensive income (loss), net of tax	731	(2)	2	7	(6)	732

Balance, December 31, 2007	707	12	(11)	(43)	4	669
Other comprehensive income (loss), net of tax	(1,346)	(92)	2	(36)	(8)	(1,480)

Balance, December 31, 2008	(639)	(80)	(9)	(79)	(4)	(811)
Other comprehensive income (loss), net of tax	1,062	75	2	(11)	2	1,130

Balance, December 31, 2009	$423	$(5)	$(7)	$(90)	$(2)	$319

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

        Comprehensive Income (Loss)—The following table summarizes the components of comprehensive income (loss):

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Net income	$335	$1,326	$924
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax	1,252	(1,527)	824
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax $(10), $31, $(4)	25	(68)	7
Unrealized gains (losses) on investments, net of tax $(1), $4, $0	2	(8)	(6)
Reclassification of realized net losses (gains) to net income, net of tax $(30), $15, $5	52	(22)	(7)
Pension adjustment, net of tax $11, $10, $(4)	(27)	(15)	7

Total comprehensive income (loss)	1,639	(314)	1,749
Less: Comprehensive income attributable to noncontrolling interest	(148)	(102)	(239)

Total comprehensive income (loss) attributable to Bunge	$1,491	$(416)	$1,510

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Shareholders' Equity (Continued)

        Transfers to/from Noncontrolling Interest—In 2009, certain third-party investors in a private investment fund consolidated by Bunge redeemed their shares in the fund. The shares were valued at $44 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund. Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund. This transaction resulted in Bunge's ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at December 31, 2009.

        During 2009, certain of Bunge's Brazilian subsidiaries, which are primarily involved in its sugar business, received approximately $52 million in capital contributions from noncontrolling interests. Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

        In 2009, Bunge entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S. Bunge has a 51% controlling interest in the joint venture. Bunge received $35 million of capital contributions from the noncontrolling interests for a 49% interest, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

        In 2008, certain of Bunge's Brazilian subsidiaries, which are primarily involved in its sugar business, received approximately $25 million in capital contributions from noncontrolling interests. Bunge's ownership interest in these subsidiaries was not affected by these contributions. In addition in 2008, Bunge recorded $13 million in additional paid-in capital as a result of a final purchase price adjustment relating to the merger of its subsidiaries in Poland. In this transaction, Bunge exchanged 18% of the stock of one of its subsidiaries for additional ownership interests in certain non wholly owned subsidiaries and affiliates, resulting in consolidation of all of these entities by Bunge.

        In 2007, Bunge participated in developing a private investment fund, which it received $80 million as capital contributions from third-party investors. As a result of this transaction, Bunge has a 16% controlling ownership interest in this private investment fund, which includes 100% of the voting rights.

22. Earnings Per Share

        Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities and convertible notes, using the if-converted method. Under this method, the convertible securities and convertible notes are assumed to be converted and the related dividend or interest expense, net of tax, is added back to earnings, if dilutive.

        Bunge has 862,455 mandatory convertible preference shares outstanding as of December 31, 2009 (see Note 21 of the notes to the consolidated financial statements). Each mandatory convertible

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Earnings Per Share (Continued)

preference share has a liquidation preference of $1,000 per share. On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2416 and 9.7250 of Bunge Limited common shares, subject to certain additional anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date. At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416, subject to certain additional anti-dilution adjustments (which represents 7,108,009 Bunge Limited common shares as of December 31, 2009). The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would be issuable upon conversion of the mandatory convertible preference shares as they were not dilutive. The calculation of diluted earnings per common share for the year ended December 31, 2008 includes the weighted-average common shares that would be issuable upon conversion of the mandatory convertible preference shares as they were dilutive.

        In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of December 31, 2009 (see Note 21 of the notes to the consolidated financial statements). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0891 Bunge Limited common shares based on a conversion price of $91.82 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,514,790 Bunge Limited common shares as of December 31, 2009). The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were not dilutive. The calculations of diluted earnings per common share for the years ended December 31, 2008 and 2007 include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were dilutive.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
(US$ in millions, except for share data)	2009	2008	2007
Net income attributable to Bunge	$361	$1,064	$778
Convertible preference share dividends	(78)	(78)	(40)

Net income available to Bunge common shareholders	$283	$986	$738

Weighted-average number of common shares outstanding:
Basic	126,448,071	121,527,580	120,718,134
Effect of dilutive shares:
—stock options and awards (1)	1,221,751	1,488,899	1,498,944
—convertible preference shares	—	14,574,787	8,536,729

Diluted	127,669,822	137,591,266	130,753,807

Earnings per common share:
Earnings to Bunge common shareholders—basic	$2.24	$8.11	$6.11
Earnings to Bunge common shareholders—diluted	$2.22	$7.73	$5.95

(1)
The weighted-average common shares outstanding-diluted excludes approximately 2 million, 1 million and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of diluted earnings per share for 2009, 2008 and 2007, respectively.

23. Share-Based Compensation

        In 2009, Bunge recognized approximately $16 million and $1 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2008, Bunge recognized approximately $16 million and $50 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2007, Bunge recognized $13 million and $35 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, of which $7 million was recorded in liabilities for awards classified as liability awards and $41 million in additional paid-in capital for awards classified as equity awards.

        In 2009, the aggregate tax benefit related to share-based compensation was approximately $6 million. In 2008, Bunge reversed an aggregate tax benefit of approximately $5 million related to share-based compensation. In 2007, the aggregate tax benefit related to share-based compensation was approximately $1 million.

        2009 Equity Incentive Plan and Equity Incentive Plan—In 2009, Bunge established the 2009 Equity Incentive Plan (the "2009 EIP"), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge Limited's board of directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Share-Based Compensation (Continued)

the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan (the "Equity Incentive Plan"), which is a shareholder approved plan. Under the Equity Incentive Plan, the compensation committee of the Bunge Limited board of directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards will be granted under the Equity Incentive Plan.

          (i)  Stock Option Awards—Stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the Equity Incentive Plan or the 2009 EIP, as applicable. Options expire ten years after the date of grant and generally vest and become exercisable on a pro-rata basis over a three-year period on each anniversary of the date of the grant. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and the Equity Incentive Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant.

         (ii)  Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant. Payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share (EPS) or segment operating profit performance measures (for awards granted to employees of operating companies prior to 2007) during the three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan or the 2009 EIP, as applicable, is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and in the Equity Incentive Plan. Payment of the award is calculated based on a sliding scale whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual cumulative EPS or actual segment operating profit is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Awards are paid solely in Bunge Limited common shares.

        Time-vested restricted stock units are subject to vesting periods varying from three to five years and vest on either a pro-rata basis over the applicable vesting period or 100% at the end of the applicable vesting period, as determined at the time of grant by the compensation committee. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and the Equity Incentive Plan. Time-vested restricted stock units are paid out in Bunge Limited common shares upon satisfying the applicable vesting terms.

        At the time of payout, a participant holding a vested restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments. Dividend equivalents on performance-based restricted stock units are capped at the target level. Compensation expense for restricted stock units is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Share-Based Compensation (Continued)

        2007 Non-Employee Directors' Equity Incentive Plan—Bunge has established the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (the 2007 Directors' Plan), a shareholder approved plan. Under the 2007 Directors' Plan, the compensation committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options.

          (i)  Stock Option Awards—Stock options to purchase Bunge Limited common shares are granted with an exercise price equal to the market value of Bunge Limited common shares on the date of grant, as determined under the 2007 Directors' Plan. Options expire ten years after the date of grant and generally vest and are exercisable on the third anniversary of the date of grant. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan. Compensation expense is recognized for options on a straight-line basis.

         (ii)  Restricted Stock Units—Restricted stock units and deferred restricted stock units are granted at no cost. Restricted stock units generally vest on the third anniversary of the date of grant and payment is made in Bunge Limited common shares. Deferred restricted stock units generally vest on the first anniversary of the date of grant and payment is deferred until after the third anniversary of the date of grant and made in Bunge Limited common shares. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan.

        At the time of payment, a participant holding a restricted stock unit or deferred restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments. Compensation expense is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

        Non-Employee Directors' Equity Incentive Plan—Prior to May 25, 2007, the date of shareholder approval of the 2007 Directors' Plan, Bunge granted equity-based awards to its non-employee directors under the Non-Employee Directors' Equity Incentive Plan (the Directors' Plan) which is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1 that follows the date of grant. Vesting may be accelerated in certain circumstances as provided in the Directors' Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 is recognized on an accelerated basis over the vesting period of each grant. Effective May 25, 2007, no further awards will be granted under the Directors' Plan.

        The fair value of each stock option granted under all of Bunge's equity incentive plans is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily closing price of Bunge's shares up to the date of grant. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the rate of U.S.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Share-Based Compensation (Continued)

Treasury zero-coupon bond with a term equal to the expected option term of the option grants on the date of grant.

Assumptions:	December 31, 2009	December 31, 2008	December 31, 2007
Expected option term (in years)	5.14	5.07	5.10-6.00
Expected dividend yield	1.47%	.60%	.80%
Expected volatility	43.35%	28.56%	23%-27%
Risk-free interest rate	2.31%	2.58%	4.43%-4.47%

        A summary of option activity under the plans as of December 31, 2009 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
(US$ in millions)
Outstanding at January 1, 2009	3,916,502	$57.07
Granted	838,975	$51.60
Exercised	(55,273)	$34.60
Forfeited or expired	(41,575)	$61.29

Outstanding at December 31, 2009	4,658,629	$56.32	6.04	$73

Exercisable at December 31, 2009	3,261,570	$49.88	4.93	$64

        The weighted-average grant date fair value of options granted during 2009, 2008 and 2007 was $18.68, $31.09 and $24.29, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $2 million, $8 million and $64 million, respectively. The excess tax benefit classified as a financing cash flow for 2009, 2008 and 2007 was not significant.

        As of December 31, 2009, there was $19 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Share-Based Compensation (Continued)

        A summary of Bunge's restricted stock units under the plans as of December 31, 2009 and changes during 2009 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2009 (1)	1,083,194	$82.75
Granted	587,491	$50.63
Vested/issued (2)	(418,568)	$62.69
Forfeited/cancelled (2)	(170,573)	$65.87

Restricted stock units at December 31, 2009 (1)	1,081,544	$75.15

(1)
Excludes accrued unvested corresponding dividends, which are payable in shares upon vesting in Bunge's common shares. As of December 31, 2009, there were 14,699 unvested corresponding dividends accrued. Accrued unvested corresponding dividends are revised upon non-achievement of performance targets.

(2)
During 2009, Bunge issued 409,177 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued corresponding dividends, with a weighted-average fair value of $47.11 per share. In 2009, payment/issuance of approximately 16,490 vested restricted stock units and related earned dividends were deferred by participants. As of December 31, 2009, Bunge has approximately 39,734 deferred common share units including common shares representing accrued corresponding dividends. During 2009, Bunge canceled in the aggregate approximately 170,573 shares related primarily to performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes and performance-based restricted stock unit awards did not vest due to non-achievement of performance targets.

        The weighted average grant date fair value of restricted stock units granted during 2009, 2008 and 2007 was $50.63, $110.07 and $80.84, respectively.

        At December 31, 2009, there was approximately $13 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the 2009 EIP Plan, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which will be recognized over the next three to four years. The total fair value of restricted stock units vested during 2009 was approximately $26 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2009, 498,910 and 9,972,700 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2009 are as follows:

(US$ in millions)
2010	$138
2011	108
2012	91
2013	58
2014	47
Thereafter	253

Total	$695

        Rent expense under non-cancelable operating leases was $146 million, $140 million and $130 million for 2009, 2008 and 2007, respectively.

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

(US$ in millions)	Agribusiness	Fertilizer	Edible Oil Products	Milling Products	Unallocated	Total
2009
Net sales to external customers	$30,511	$3,704	$6,184	$1,527	$—	$41,926
Inter-segment revenues	3,435	18	131	17	(3,601)	—
Gross profit(1)	1,379	(739)	412	152	—	1,204
Foreign exchange gain (loss)	218	256	(4)	(1)	—	469
Equity in earnings of affiliates	3	(13)	86	4	—	80
Noncontrolling interest(2)	(20)	87	(10)	—	(31)	26
Other income (expense)	(2)	(15)	(7)	(1)	—	(25)
Segment EBIT	820	(616)	181	58	—	443
Depreciation, depletion and amortization expense	(194)	(149)	(73)	(27)	—	(443)
Investments in affiliates	526	67	15	14	—	622
Total assets	13,863	4,683	2,030	670	40	21,286
Capital expenditures	479	329	55	24	31	918
2008
Net sales to external customers	$36,688	$5,860	$8,216	$1,810	$—	$52,574
Inter-segment revenues	8,075	173	112	6	(8,366)	—
Gross profit(1)	2,029	1,449	356	202	—	4,036
Foreign exchange gain (loss)	(198)	(530)	(22)	1	—	(749)
Equity in earnings of affiliates	6	7	17	4	—	34
Noncontrolling interest(2)	(24)	(323)	(8)	—	93	(262)
Other income (expense)	(6)	2	14	—	—	10
Segment EBIT	949	321	(11)	104	—	1,363
Depreciation, depletion and amortization expense	(186)	(161)	(74)	(18)	—	(439)
Investments in affiliates	525	69	155	12	—	761
Total assets	12,271	5,030	2,093	597	311	20,302
Capital expenditures	463	230	101	70	32	896
2007
Net sales to external customers	$26,990	$3,918	$5,597	$1,337	$—	$37,842
Inter-segment revenues	5,112	—	61	35	(5,208)	—
Gross profit(1)	1,407	639	334	135	—	2,515
Foreign exchange gain (loss)	115	104	3	(5)	—	217
Equity in earnings of affiliates	3	(1)	27	4	—	33
Noncontrolling interest(2)	(35)	(181)	3	—	67	(146)
Other income (expense)	27	(6)	(6)	—	—	15
Segment EBIT	856	271	45	36	—	1,208
Depreciation, depletion and amortization expense	(157)	(151)	(61)	(16)	—	(385)
Investments in affiliates	463	13	207	23	—	706
Total assets	14,321	4,283	2,098	684	605	21,991
Capital expenditures	322	144	107	60	25	658

(1)
In 2009, Bunge recorded pretax impairment charges of $5 million in cost of goods sold, relating to the permanent closure of a smaller, older and less efficient oilseed processing and refining facility, in its agribusiness segment. In addition, Bunge recorded pretax impairment charges of $26 million in selling, general and administrative expenses, relating to the write-down of certain real estate assets and a biodiesel equity investment, in its agribusiness segment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Operating Segments and Geographic Areas (Continued)

  In 2008, Bunge recorded pretax asset impairment and restructuring charges of $23 million in the agribusiness segment and $3 million in the edible oil products segment. The impairment and restructuring charges related to permanent closure of older less efficient facilities, and related employee termination costs, and environmental expenses. In 2007, Bunge recorded pretax asset impairment and restructuring charges of $30 million in the agribusiness segment, $35 million in the edible oil products segment and $13 million in the milling products segment. The impairment and restructuring charges related to permanent closure of older less efficient facilities and related employee termination. These impairment and restructuring charges are recorded in cost of goods sold in Bunge's consolidated statements of income (see Note 8 of the notes to the consolidated financial statements).

(2)
Includes noncontrolling interest share of interest and tax to reconcile to consolidated net income attributable to noncontrolling interest and other amounts not attributable to Bunge's operating segments.

        Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Bunge's management believes total segment EBIT is a useful measure of its segments' operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax. Income tax is excluded as Bunge's management believes income tax is not a key factor in evaluating the operating performance of its segments. In addition, interest income and expense have become less meaningful to the segments' operating activities.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Total segment EBIT	$443	$1,363	$1,208
Interest income	122	214	166
Interest expense	(283)	(361)	(353)
Income tax	110	(245)	(310)
Noncontrolling interest share of interest and tax	(31)	93	67

Net income attributable to Bunge	$361	$1,064	$778

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Agricultural commodities products	$30,511	$36,688	$26,990
Fertilizer products	3,704	5,860	3,918
Edible oil products	6,184	8,216	5,597
Wheat milling products	985	1,285	916
Corn milling products	542	525	421

Total	$41,926	$52,574	$37,842

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Operating Segments and Geographic Areas (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2009	2008	2007
Net sales to external customers:
Europe	$13,815	$18,189	$12,814
United States	10,267	12,153	8,982
Brazil	9,203	11,998	8,020
Asia	5,385	5,524	4,924
Argentina	1,836	2,730	1,943
Canada	1,388	1,954	1,131
Rest of world	32	26	28

Total	$41,926	$52,574	$37,842

	December 31,
(US$ in millions)	2009	2008	2007
Long-lived assets (1):
Europe	$1,021	$1,080	$1,018
United States	977	904	918
Brazil	3,971	2,620	2,987
Asia	178	161	95
Argentina	228	226	193
Canada	174	157	195
Rest of world	17	14	9

Total	$6,566	$5,162	$5,415

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26. Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2009
Volumes (in millions of metric tons)	32	38	37	34	141
Net sales	$9,198	$10,994	$11,298	$10,436	$41,926
Gross profit	135	412	343	314	1,204
Net (loss) income	(176)	322	197	(8)	335
Net income attributable to Bunge	(195)	313	232	11	361
Earnings per common share—basic
Net (loss) income	$(1.45)	$2.64	$1.54	$(0.60)	$2.65

Earnings (loss) to Bunge common shareholders	$(1.76)	$2.40	$1.82	$(0.21)	$2.24

Earnings per common share—diluted (1)
Net (loss) income	$(1.45)	$2.34	$1.37	$(0.60)	$2.62

Earnings (loss) to Bunge common shareholders	$(1.76)	$2.28	$1.62	$(0.21)	$2.22

Weighted-average number of shares outstanding—basic	121,730,058	122,026,034	127,800,921	134,084,639	126,448,071
Weighted-average number of shares outstanding—diluted	121,730,058	137,576,049	143,540,130	134,084,639	127,669,822

Market price:
High	$59.33	$67.89	$72.41	$68.51
Low	$41.61	$46.58	$54.44	$57.06

2008
Volumes (in millions of metric tons)	31	36	35	36	138
Net sales	$12,469	$14,365	$14,797	$10,943	$52,574
Gross profit	867	1,451	1,209	509	4,036
Net income (loss)	322	860	324	(180)	1,326
Net income attributable to Bunge	289	751	234	(210)	1,064
Earnings per common share—basic
Net income (loss)	$2.65	$7.07	$2.66	$(1.48)	$10.91

Earnings (loss) to Bunge common shareholders	$2.23	$6.01	$1.77	$(1.89)	$8.11

Earnings per common share—diluted (1)
Net income (loss)	$2.34	$6.24	$2.35	$(1.48)	$9.64

Earnings (loss) to Bunge common shareholders	$2.10	$5.45	$1.70	$(1.89)	$7.73

Weighted-average number of shares outstanding—basic	121,299,803	121,564,112	121,616,824	121,627,504	121,527,580
Weighted-average number of shares outstanding—diluted	137,605,437	137,788,430	137,839,070	121,627,504	137,591,266

Market price:
High	$133.00	$124.48	$105.04	$63.00
Low	$86.88	$87.92	$60.10	$29.99

(1)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2009 and 2008 does not equal the total computed for the year.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Subsequent Events

        Acquisitions—On February 12, 2010, Bunge assumed 100% control of five of the mills comprising the Moema Group (Moema, Frutal, Ouroeste, Guariroba and Itapagipe), with a total annual sugarcane milling capacity of 13.7 million metric tons in exchange for 9,718,632 common shares of Bunge Limited. This represents approximately 90% of the base purchase price with the final total purchase price subject to post-closing adjustments based on working capital and net debt.

        On January 11, 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., an Argentine subsidiary of Petroleo Brasileiro S.A. (Petrobras), for approximately $80 million. The acquisition will allow Bunge to manufacture both nitrogen and phosphate-based products in Argentina, which will expand its product portfolio and strengthen its relationship with customers.

        Bunge is in the process of determining the value of assets, liabilities and any associated goodwill and intangibles acquired for these acquisitions.

        Dispositions—On January 26, 2010, Bunge and two of its wholly owned subsidiaries entered into a definitive agreement with Vale S.A., a Brazil-based global mining company ("Vale"), and an affiliate of Vale, pursuant to which Vale will acquire Bunge's fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. ("Fosfertil"), for $3.8 billion in cash. The consideration is subject to a post-closing adjustment based on working capital and net debt, as provided in the sale and purchase agreement for the transaction. The transaction is expected to close in the second quarter of 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 1, 2010	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2010	By:	/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer and Chairman of the Board of Directors
March 1, 2010	By:	/s/ JACQUALYN A. FOUSE Jacqualyn A. Fouse Chief Financial Officer
March 1, 2010	By:	/s/ KAREN ROEBUCK Karen Roebuck Controller
March 1, 2010	By:	/s/ JORGE BORN, JR. Jorge Born, Jr. Deputy Chairman and Director
March 1, 2010	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
March 1, 2010	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director

S-1

March 1, 2010	By:	/s/ MICHAEL H. BULKIN Michael H. Bulkin Director
March 1, 2010	By:	/s/ OCTAVIO CARABALLO Octavio Caraballo Director
March 1, 2010	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
March 1, 2010	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
March 1, 2010	By:	/s/ WILLIAM ENGELS William Engels Director
March 1, 2010	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director
March 1, 2010	By:	/s/ LARRY G. PILLARD Larry G. Pillard Director

S-2