Form 10-Q
period 2010-03-31
Bunge LTD
filed 2010-05-10
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of May 3, 2010 the number of common shares issued and outstanding of the registrant was:

Common shares, par value $.01:  144,155,479

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$10,345	$9,198
Cost of goods sold	(9,800)	(9,063)

Gross profit	545	135
Selling, general and administrative expenses	(347)	(294)
Interest income	19	36
Interest expense	(78)	(67)
Foreign exchange losses	(50)	(19)
Other income (expense) – net	—	(7)

Income (loss) from operations before income tax	89	(216)
Income tax (expense) benefit	(9)	34

Income (loss) from operations after income tax	80	(182)
Equity in earnings of affiliates	—	6

Net income (loss)	80	(176)
Net income attributable to noncontrolling interest	(17)	(19)

Net income (loss) attributable to Bunge	63	(195)
Convertible preference share dividends	(19)	(19)

Net income (loss) available to Bunge common shareholders	$44	$(214)

Earnings (loss) per common share – basic (Note 18)
Earnings (loss) to Bunge common shareholders	$0.31	$(1.76)

Earnings (loss) per common share – diluted (Note 18)
Earnings (loss) to Bunge common shareholders	$0.31	$(1.76)

Dividends per common share	$0.21	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$473	$553
Trade accounts receivable (less allowance of $198 and $192)	2,368	2,363
Inventories (Note 5)	3,890	4,862
Deferred income taxes	244	506
Current assets held for sale (Note 4)	1,055	—
Other current assets (Note 6)	3,327	3,499
Total current assets	11,357	11,783
Property, plant and equipment, net	4,653	5,347
Goodwill (Note 7)	991	427
Other intangible assets, net (Note 8)	205	170
Investments in affiliates	586	622
Deferred income taxes	948	979
Non-current assets held for sale (Note 4)	1,964	—
Other non-current assets	1,846	1,958
Total assets	$22,550	$21,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$355	$166
Current portion of long-term debt	288	31
Trade accounts payable	3,285	3,275
Deferred income taxes	95	100
Current liabilities held for sale (Note 4)	533	—
Other current liabilities (Note 10)	2,373	2,635
Total current liabilities	6,929	6,207
Long-term debt	3,544	3,618
Deferred income taxes	112	183
Non-current liabilities held for sale (Note 4)	308	—
Other non-current liabilities	784	913

Commitments and contingencies (Note 15)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized – 862,500; issued and outstanding: 2010 and 2009 – 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2010 and 2009 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2010 – 144,152,871 shares, 2009 – 134,096,906 shares	1	1
Additional paid-in capital	4,196	3,625
Retained earnings	4,008	3,996
Accumulated other comprehensive income (loss)	229	319
Total Bunge shareholders’ equity	9,987	9,494
Noncontrolling interest	886	871
Total equity	10,873	10,365
Total liabilities and shareholders’ equity	$22,550	$21,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$80	$(176)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange loss on debt	93	120
Impairment of assets	12	—
Bad debt expense	11	8
Depreciation, depletion and amortization	102	95
Stock-based compensation expense	6	10
Recoverable taxes provision	4	15
Deferred income taxes	(39)	(133)
Equity in earnings of affiliates	—	(6)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(380)	374
Inventories	632	603
Prepaid commodity purchase contracts	(25)	(34)
Secured advances to suppliers	31	44
Trade accounts payable	434	(1,155)
Advances on sales	65	(16)
Unrealized net gain/loss on derivative contracts	(304)	265
Margin deposits	166	17
Accrued liabilities	145	(136)
Other—net	(273)	(258)
Cash provided by (used for) operating activities	760	(363)
INVESTING ACTIVITIES
Payments made for capital expenditures	(287)	(112)
Acquisitions of businesses (net of cash acquired)	(133)	(4)
Related party loans	(15)	(52)
Proceeds from investments	52	30
Proceeds from disposal of property, plant and equipment	2	1
Change in restricted cash	—	(28)
Cash used for investing activities	(381)	(165)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	36	(38)
Proceeds from short-term debt with maturities greater than 90 days	170	507
Repayments of short-term debt with maturities greater than 90 days	(514)	(328)
Proceeds from long-term debt	129	98
Repayment of long-term debt	(107)	(133)
Proceeds from sale of common shares	1	—
Dividends paid to preference shareholders	(19)	(19)
Dividends paid to common shareholders	(30)	(23)
Dividends paid to noncontrolling interest	—	(8)
Other	13	(26)
Cash (used for) provided by financing activities	(321)	30
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net increase (decrease) in cash and cash equivalents	58	(506)
Cash related to assets held for sale	(138)	—
Cash and cash equivalents, beginning of period	553	1,004
Cash and cash equivalents, end of period	$473	$498

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non - Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$692	$8,128
Comprehensive (loss) income—2009:
Net (loss) income	—	—	—	—	—	(195)	—	19	(176)	$(176)
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(76)	(12)	(88)	(88)
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $8	—	—	—	—	—	—	14	—	14	14
Reclassification of realized net gains, net of tax of $1 to net (loss)	—	—	—	—	—	—	(1)	—	(1)	(1)
Pension adjustment, net of tax benefit $5	—	—	—	—	—	—	(4)	(6)	(10)	(10)
Total comprehensive loss	—	—	—	—	—	—	(67)	(18)		$(261)
Dividends on common shares	—	—	—	—	—	(46)	—	—	(46)
Dividends on preference shares	—	—	—	—	—	(19)	—	—	(19)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(8)	(8)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	(43)	(43)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	23	23
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	376,293	—	(4)	—	—	—	(4)
Balance March 31, 2009	7,762,455	$1,553	122,008,749	$1	$2,851	$3,584	$(878)	$665	$7,776

(Continued on following page)

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non -Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2010	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$871	$10,365
Comprehensive (loss) income—2010:
Net income	—	—	—	—	—	63	—	17	80	$80
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(96)	(18)	(114)	(114)
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $1	—	—	—	—	—	—	3	—	3	3
Reclassification of realized net losses, net of tax of $1 to net income	—	—	—	—	—	—	1	—	1	1
Other postretirement healthcare subsidy tax deduction adjustment	—	—	—	—	—	—	2	—	2	2
Total comprehensive loss	—	—	—	—	—	—	(90)	(1)		$(28)
Dividends on common shares	—	—	—	—	—	(32)	—	—	(32)
Dividends on preference shares	—	—	—	—	—	(19)	—	—	(19)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	13	13
Initial consolidation of subsidiary	—	—	—	—	—	—	—	3	3
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Issuance of common shares:
—Business acquisition (Note 3)	—	—	9,718,632	—	570	—	—	—	570
—stock options and award plans, net of shares withheld for taxes	—	—	337,333	—	(5)	—	—	—	(5)
Balance March 31, 2010	7,762,455	$1,553	144,152,871	$1	$4,196	$4,008	$229	$886	$10,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2009 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, forming part of Bunge’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010.

Reclassifications — Certain reclassifications related to Bunge’s change in segments were made to the prior period condensed consolidated financial statements to conform to the current period presentation (see Note 19 of the notes to the condensed consolidated financial statements).

2.             ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Amendment to Consolidation — In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise’s involvement in VIEs.  As a result of the adoption of this standard on January 1, 2010, Bunge consolidated one of its agribusiness joint ventures (see Note 17 of notes to the condensed consolidated financial statements).

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under Bunge’s accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs ($8 million at March 31, 2010) are accounted for as secured borrowings and are reflected as short-term debt on Bunge’s condensed consolidated balance sheet.  In addition, while Bunge is analyzing potential changes in the arrangements under the securitization programs, Bunge reduced its utilization of the securitization programs during the three months ended March 31, 2010.  As a result, the adoption of this standard did not have a material impact on Bunge’s financial position, results from operations or cash flows.

3.             BUSINESS ACQUISITIONS

Moema Acquisition — In February 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states that were formerly part of the Moema Group through the acquisition of Usina Moema Patricpacãoes S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par.  We collectively refer to the acquired entities as Moema.  The purchase consideration for the Moema acquisition was as follows:

(US$ in millions)
Fair value of Bunge Limited common shares issued	$570
Cash paid	51
Contingent purchase price at fair value	27
Total purchase price	$648

Bunge issued 9,718,632 of its common shares at the closing of the transaction with a fair value of $570 million and paid 97 million Brazilian reais in cash, which equated to approximately $51 million.  In addition, included in other current liabilities in the condensed consolidated balance sheet at March 31, 2010 is $27 million representing a contingent liability pending determination of a post-closing purchase price adjustment, which is based on working capital and net debt of the acquired companies at closing under Brazilian generally accepted accounting principles.  The final purchase price adjustment is expected to be settled in the second quarter of 2010.

Acquisition related expenses were $11 million and are included in selling, general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2010.

The table below includes Bunge’s preliminary assessment of the fair values of assets and liabilities acquired and related goodwill:

(US$ in millions)
Assets acquired:
Cash	$3
Inventories	184
Other current assets	64
Property, plant and equipment	642
Intangible assets	44
Other long-term assets	100
Total assets	1,037
Liabilities acquired:
Short-term debt	(378)
Other current liabilities	(349)
Long-term debt	(177)
Other long-term liabilities	(30)
Total liabilities	(934)

Goodwill	545

Total purchase price	$648

Intangible assets consist of the following:

		Useful Life
(US$ in millions)
Land lease agreements	$43	7 years
Other	1	2-20 years
Total	$44

The fair value assigned to intangible assets associated with land lease agreements for the production of sugarcane was determined using the income approach. The fair value of the other intangibles was primarily determined using the market approach.  The intangible assets have no expected residual value at the end of their useful lives and are subject to amortization on a straight-line basis.  The fair values of tangible assets were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued.  None of the acquired assets or liabilities will be measured at fair value on a recurring basis in periods subsequent to the initial recognition.

Moema is a party to a number of claims and lawsuits, primarily civil, labor and environmental claims arising out of the normal course of business. Included in other noncurrent liabilities is $13 million related to Moema’s probable contingencies.

Moema is included in the sugar and bioenergy segment and the goodwill from this acquisition has been assigned to that segment. The acquisition is expected to complement Bunge’s existing sugar milling and trading and merchandising activities.  The acquisition increases Bunge’s presence in the sugar and sugarcane-based ethanol industry in Brazil, bringing Bunge’s total current annual sugarcane crushing capacity to approximately 20 million metric tons.  The acquired mills form a cluster within a highly productive region for sugarcane in Brazil.  The Moema management team’s experience in sugarcane agricultural and industrial processes is expected to complement Bunge’s expertise in trade and financial risk management. Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition.  The goodwill of $545 million is deductible for tax purposes.  In addition, the tax deductible goodwill exceeds the U.S. GAAP goodwill by approximately $59 million resulting in tax deductible goodwill of approximately $604 million.  As a result, a deferred tax asset of approximately $30 million, relating to the excess tax deductible goodwill has been recorded in other long-term assets as part of the preliminary purchase price allocation.  Final amounts will be determined upon settlement of the contingent purchase price.

Pro forma financial information is not presented for the three months ended March 31, 2009 because it is not practical to provide this information as Moema historically did not prepare quarterly financial statements and did not report results under U.S. GAAP.

Included in the condensed consolidated statements of income for the three months ended March 31, 2010 were net sales and income (loss) from operations before income taxes of $70 million and $(19) million, respectively, representing the results of Moema from the acquisition date through March 31, 2010.

Argentina Fertilizer Acquisition — On January 11, 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., a subsidiary of Petroleo Brasileiro S.A. (Petrobras), in its fertilizer segment for approximately $80 million.  This acquisition expands Bunge’s presence in the Argentine retail fertilizer market allowing it to further develop synergies with its grain origination operations through the sale of products to farmers from whom it may purchase commodities.  With the preliminary determination of the fair values of assets and liabilities acquired, $66 million of the purchase price was allocated to property, plant and equipment, $6 million to other current assets, $4 million to other intangible assets, primarily a non-compete agreement, and $4 million to goodwill.

Other — In 2010, Bunge finalized the purchase price allocation related to its 2009 acquisition of the European margarine businesses of Raisio plc.  The purchase price was 81 million Euros in cash which equated to approximately $115 million, net of $5 million of cash received.  Bunge had initially recognized $50 million as goodwill in its edible oil products segment related to this acquisition.  Upon completion of acquisition accounting, goodwill was reduced by $4 million and $4 million was allocated to deferred tax liabilities.

4.             BUSINESS DIVESTITURE

In January 2010, Bunge and two of its wholly owned subsidiaries entered into a definitive agreement (the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale will acquire Bunge’s fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil), for $3.8 billion in cash.  The consideration is subject to a post-closing adjustment based on changes in working capital and net debt, as provided in the Agreement.  The transaction is expected to close in the second quarter of 2010.  All assets and liabilities that are subject to the Agreement were classified as held for sale at March 31, 2010.

The major classes of assets and liabilities held for sale included in our condensed consolidated balance sheet at March 31, 2010 are as follows:

(US$ in millions)	March 31, 2010
ASSETS
Cash	$138
Receivables, net	111
Inventories	421
Deferred income taxes	264
Other current assets	121
Total current assets held for sale	1,055

Property, plant and equipment, net	1,516
Other intangible assets, net	9
Investments in affiliates	31
Deferred income taxes	124
Other non-current assets	284
Total non-current assets held for sale	1,964

Total assets held for sale	$3,019
LIABILITIES
Short-term debt	$49
Trade accounts payable	290
Deferred income taxes	15
Other current liabilities	179
Total current liabilities held for sale	533

Long-term debt	11
Deferred income taxes	119
Other non-current liabilities	178
Total non-current liabilities held for sale	308

Total liabilities held for sale	$841

All assets and liabilities held for sale at March 31, 2010 are a component of the fertilizer segment.

5.             INVENTORIES

Inventories by segment are included in the table below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(US$ in millions)	March 31, 2010	December 31, 2009
Agribusiness (1)	$2,827	$3,535
Sugar and Bioenergy (2)	189	89
Fertilizer (3)	397	749
Edible oil products (4)	368	371
Milling products (4)	109	118
Total	$3,890	$4,862

(1)           Includes readily marketable agricultural commodity inventories carried at fair value of $2,482 and $3,197 at March 31, 2010 and December 31, 2009, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)           Includes readily marketable sugar inventories of $26 million and $21 million at March 31, 2010 and December 31, 2009, respectively.  Of these sugar inventories, $22 million and $21 million, respectively, are carried at fair value in our trading and merchandising business.  Sugar and ethanol inventories in our industrial production business are carried at lower of cost or market.

(3)           Fertilizer inventories are carried at lower of cost or market.

(4)           Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $161 million and $162 million at March 31, 2010 and December 31, 2009, respectively.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	March 31, 2010	December 31, 2009
Prepaid commodity purchase contracts (1)	$199	$110
Secured advances to suppliers (2)	232	275
Unrealized gains on derivative contracts at fair value	1,289	1,202
Recoverable taxes (3)	473	680
Margin deposits (4)	364	530
Marketable securities	19	15
Other	751	687
Total	$3,327	$3,499

(1)                                  Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)                                  Bunge makes cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  These advances are strictly financial in nature.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $306 million and $308 million at March 31, 2010 and December 31, 2009, respectively, net of allowance for uncollectible advances, which are included in other non-current assets in the condensed consolidated balance sheets.  The allowance for uncollectible advances totaled $77 million and $75 million at March 31, 2010 and December 31, 2009, respectively.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $28 million and $36 million at March 31, 2010 and December 31, 2009, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $23 million and $20 million at March 31, 2010 and December 31, 2009, respectively.  These renegotiated advances are largely collateralized by future crops and mortgages on assets such as land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance or obtain title to the assets pledged by the farmers as collateral, equal to an aggregate of $260 million and $264 million at March 31, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crop years.

Interest earned on secured advances to suppliers of $9 million and $16 million for the three months ended March 31, 2010 and 2009, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                                  Bunge has an additional recoverable taxes balance of $836 million and $769 million at March 31, 2010 and December 31, 2009, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $112 million and $164 million at March 31, 2010 and December 31, 2009, respectively.

(4)                                  Margin deposits include U.S. treasury securities at fair value and cash.

7.             GOODWILL

For the three months ended March 31, 2010, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Total
Balance, December 31, 2009	$204	$130	$83	$10	$—	$427
Acquired goodwill (1)	—	545	—	—	4	549
Reallocation of acquired goodwill (1)	—	—	(4)	—	—	(4)
Tax benefit on goodwill amortization (2)	(1)	—	—	—	—	(1)
Foreign exchange translation	(4)	26	(1)	(1)	—	20
Balance, March 31, 2010	$199	$701	$78	$9	$4	$991

(1)          See Note 3 of the notes to the condensed consolidated financial statements.

(2)          Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill.  For financial reporting purposes, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

8.             OTHER INTANGIBLE ASSETS

Other intangible assets, net consist of the following:

(US$ in millions)	March 31, 2010	December 31, 2009
Trademarks/brands, finite-lived	$124	$130
Licenses	12	12
Other	115	72
	251	214
Less accumulated amortization:
Trademarks/brands (1)	(48)	(47)
Licenses	(2)	(2)
Other	(23)	(23)
	(73)	(72)
Trademarks/brands, indefinite-lived	27	28
Intangible assets, net of accumulated amortization	$205	$170

(1)           Bunge’s Brazilian subsidiary’s tax deductible goodwill in the agribusiness segment is in excess of its book goodwill.  For financial reporting purposes, prior to recognizing any income tax benefit of tax deductible goodwill in excess of its book goodwill in the condensed consolidated statements of income and after the related book goodwill has been reduced to zero, any such remaining tax deductible goodwill in excess of its book goodwill is used to reduce other intangible assets to zero.

In the first quarter of 2010, Bunge assigned values totaling $48 million to other intangible assets acquired in business acquisitions, with $44 million and $4 million, respectively, in the sugar and bioenergy and fertilizer segments.  Finite lives of these assets range from 2 and 20 years.  (See Note 3 of the notes to the condensed consolidated financial statements).  In addition, $9 million of other intangible assets, net has been reclassified to long-term assets held for sale (see Note 4 of notes to the condensed consolidated financial statements).

Aggregate amortization expense was $4 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.  The annual estimated aggregate amortization expense for 2010 is approximately $27 million with approximately $24 million estimated per year for 2011 through 2014.

9.             IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment — In the first quarter of 2010, Bunge recorded pretax non-cash impairment charges of $12 million in cost of goods sold in its consolidated statements of income, of which $10 million was allocated to its agribusiness segment and $2 million was allocated to its milling products segments, respectively, relating to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line.  Declining results of operations at this facility due to local competitive pressures, as well as our additions of new, larger and better located facilities in recent years led management to decide to permanently close this facility.  The fair values of the facility are not material and were determined internally by Bunge’s management.

Restructuring — In the first quarter of 2010, Bunge recorded pretax restructuring charges of $12 million in cost of goods sold related to its North American, European and Brazilian businesses.  These charges consisted of termination benefit costs of $4 million each in the agribusiness and fertilizer segments and $1 million each in the edible oil products, milling products and sugar and bioenergy segments and other costs of $1 million in the agribusiness segment.  Termination benefit costs in the agribusiness segment related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of management and administrative functions in Brazil.  This management and administrative consolidation also impacted Bunge’s sugar and bioenergy, fertilizer, edible oil products and milling products segments.  Termination benefit costs in our edible oil products segment also included 421 employees in the reorganization of certain of our operations in Europe.  Substantially all of these costs will be paid in 2010 under severance plans that were defined and communicated in 2010.  Funding for the payments will be provided by cash flows from operations.

10.          OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	March 31, 2010	December 31, 2009
Accrued liabilities	$1,052	$1,046
Unrealized losses on derivative contracts at fair value	1,051	1,250
Advances on sales	219	253
Other	51	86
Total	$2,373	$2,635

11.          FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost exposures.  Bunge also uses derivative instruments to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar-denominated loans in Brazil.  Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  For long-term debt, see Note 12 of the notes to the condensed consolidated financial statements.  All derivative instruments and marketable securities are stated at fair value.

Fair value is the price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivative contracts, and certain other assets based on the fair value hierarchy established under US GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The standard describes three levels within its hierarchy that may be used to measure fair value.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.  Bunge’s exchange traded agricultural commodity futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	March 31, 2010				December 31, 2009
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Readily marketable inventories (Note 5)	$—	$2,311	$354	$2,665	$—	$3,271	$109	$3,380
Unrealized gain on designated derivative contracts (4):
Interest Rate	—	6	—	6	—	9	—	9
Foreign Exchange	—	12	—	12	—	11	—	11
Freight	—	—	—	—	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	2	52	3	57	—	41	3	44
Commodities	187	858	85	1,130	34	905	94	1,033
Freight	—	54	9	63	—	68	8	76
Energy	1	23	11	35	10	22	13	45
Other (5)	175	17	—	192	138	16	—	154
Total assets	$365	$3,333	$462	$4,160	$182	$4,343	$227	$4,752
Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$—	$6	$—	$6	$—	$7	$—	$7
Foreign Exchange	—	98	—	98	—	123	—	123
Freight	1	—	—	1	—	—	—	—
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	2	—	2	—	2	—	2
Foreign Exchange	—	40	—	40	7	15	—	22
Commodities	84	606	56	746	113	693	84	890
Freight	89	76	—	165	98	106	—	204
Energy	2	5	3	10	8	7	3	18
Total liabilities	$176	$833	$59	$1,068	$226	$953	$87	$1,266

(1)           Quoted prices in active markets for identical assets.

(2)           Significant other observable inputs.

(3)           Significant unobservable inputs.

(4)            Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  At March 31, 2010 and December 31, 2009, $6 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)                                Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(6)                                Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  At March 31, 2010 and December 31, 2009, $8 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

Derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified with Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.  Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss, other income (expense) or other comprehensive income (loss).

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

Readily marketable inventories—The majority of Bunge’s readily marketable inventories are valued at fair value.  These agricultural commodity inventories are readily marketable, have quoted market prices and may be sold without significant additional processing.  Bunge determines fair value based on quoted prices on exchange-traded futures contracts with appropriate adjustments for differences in local markets where the related inventories are located.  Changes in the fair values of these inventories are recognized in the consolidated statements of income as a component of cost of goods sold.

Readily marketable inventories at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets.  In such cases, the inventory is classified within Level 2.  Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value.  In such cases, the inventory is classified as Level 3.

If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories at fair value in the consolidated balance sheets and consolidated statements of income could differ.  Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the consolidated balance sheets and consolidated statements of income could differ.

Level 3 Valuation — Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, represent more than 10% of the fair value of the asset or liability.  For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Because of differences in the availability of market pricing data over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof.  While FASB guidance requires Bunge to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.  Bunge did not have significant transfers in and/or out of Level 3 during the three months ended March 31, 2010.

Level 3 Derivatives — The fair values of Level 3 derivative instruments are estimated using pricing information that is less observable.  Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange-cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.  Bunge did not have significant allowances relating to non-performance by counterparties as of March 31, 2010.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and 2009.  Level 3 instruments presented in the tables include certain readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total

Balance, January 1, 2010	$31	$109	$140
Total gains and losses (realized/unrealized) included in cost of goods sold	(5)	50	45
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	1	—	1
Purchases, issuances and settlements	17	173	190
Transfers into Level 3	12	22	34
Transfers (out) of Level 3	(7)	—	(7)
Balance, March 31, 2010	$49	$354	$403

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2009	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in earnings	156	65	221
Purchases, issuances and settlements	(127)	119	(8)
Transfers in (out) of Level 3	(30)	—	(30)
Balance, March 31, 2009	$(102)	$367	$265

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended March 31, 2010 and 2009 for Level 3 assets and liabilities that were held at March 31, 2010 and 2009.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2010:
Cost of goods sold	$62	$57	$119
Foreign exchange gains (losses)	$1	$—	$1
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2009:
Cost of goods sold	$35	$54	$89

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest Rate Derivatives — The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these swap agreements have been designated as fair value hedges.  Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge enters into interest rate swap agreements primarily for the purpose of managing certain of its interest rate exposures.  In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements as of March 31, 2010.

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable — 1.18% (1)
Weighted average rate receivable — 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (1)
Weighted average rate receivable — 0.24% (3)

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

Foreign exchange derivatives — Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations primarily to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies.  The foreign exchange forward and option contracts are designated as cash flow hedges.  Bunge also uses net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions as of March 31, 2010:

	March 31, 2010
	Exchange Traded	Non-exchange
	Net—(Short)	Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$—	(226)	163	Delta
Forwards	(30)	(3,280)	5,944	Notional
Swaps	—	(1,254)	1,105	Notional

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

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements as of March 31, 2010:

	Notional Amount	Notional Amount
(US$ in millions)	of Hedged Obligation	of Derivative (1) (2)

U.S. dollar/Yen cross-currency interest rate swaps	$ 108	$ 108

(1)                                 The cross-currency interest rate swap agreements mature in 2011.

(2)                                 Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

Commodity derivatives — Bunge uses derivative instruments primarily to manage its exposure to movements associated with agricultural commodity prices.  Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sales contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge’s wholly-owned futures clearing subsidiary.  Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities.  While Bunge considers these exchange traded futures and forward purchase and sales contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges.  Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income.  The forward contracts require performance of both Bunge and the contract counterparty in future periods.  Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges.  Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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

The table below summarizes the volumes of open agricultural commodities derivative positions as of March 31, 2010:

	March 31, 2010
	Exchange Traded	Non-exchange
	Net (Short) &	Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(4,741,942)	—	—	Metric Tons
Options	231,144	(64,424)	256,936	Metric Tons
Forwards	—	(22,333,432)	24,367,727	Metric Tons
Swaps	—	(2,266,608)	—	Metric Tons

(1)                                 Exchange traded futures and options are presented on a net (short) and long position basis.

(2)                                 Non-exchange traded swaps, options, and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, primarily to hedge portions of its current and anticipated ocean freight costs.  A portion of the ocean freight derivatives have been designated as fair value hedges of Bunge’s firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

The table below summarizes the open ocean freight positions as of March 31, 2010:

	March 31, 2010
	Exchange Traded	Non-exchange
	Net (Short) &	Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(11,980)	(2,015)	4,180	Hire Days
FFA Options	609	—	—	Hire Days

(1)                                 Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)                                 Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses derivative instruments primarily to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, electricity, coal, steam and fuel oil, including bunker fuel.

The table below summarizes the open energy positions as of March 31, 2010:

	March 31, 2010
	Exchange Traded	Non-exchange		Unit of
	Net (Short) &	Cleared		Measure
	Long (1)	(Short) (2)	Long (2)	(3) (4)
Natural Gas (3)
Futures	7,385,000	—	—	MMBtus
Swaps	—	—	1,033,026	MMBtus
Options	2,956,000	—	—	MMBtus
Electricity
Swaps	—	(14,460)	—	Mwh
Energy—Other
Futures	(1,993,850)	—	—	Metric Tons
Forwards	—	(2,423,045)	2,723,315	Metric Tons
Swaps	—	(148,012)	57,787	Metric Tons
Options	(149,606)	(23,622)	322,262	Metric Tons

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

(4)                                 Mega Watt Hours are the standard unit of measurement used to denote the amount of electricity.

The Effect of Derivative Instruments on the Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statement of income for the three months ended March 31, 2010 and 2009:

	Gain or (Loss) Recognized in Income on Derivative
		March 31,
(US$ in millions)	Location	2010	2009
Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$—	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—	—
Commodities (3)	Cost of goods sold	—	—
Freight (3)	Cost of goods sold	(1)	(2)
Energy (3)	Cost of goods sold	—	—
Total		$(1)	$(2)
Undesignated Derivative Contracts
Interest Rate	Other income (expenses)—net	$—	$—
Foreign Exchange	Foreign exchange gains (losses)	44	55
Foreign Exchange	Cost of goods sold	36	(24)
Commodities	Cost of goods sold	434	(180)
Freight	Cost of goods sold	(26)	9
Energy	Cost of goods sold	(12)	(34)
Total		$476	$(174)

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income for the three months ended March 31, 2010.

	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	OCI (1)	Location	Amount	Location	Amount (3)
(US$ in millions)
Cash Flow Hedge:

			Cost of		Cost of
Foreign Exchange (4)	$660	$1	goods sold	$1	goods sold	$2
			Cost of		Cost of
Commodities (5)	72	2	goods sold	(2)	goods sold	(5)
Total	$732	$3		$(1)		$(3)
Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$551	$(1)	gains (losses)	$—	gains (losses)	$—
Total	$551	$(1)		$—		$—

(1)           The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2010, Bunge expects to reclassify into income in the next 12 months approximately $2 million, $3 million and zero of after tax gains related to its foreign exchange, agricultural commodities and net investment cash flow hedges, respectively.

(2)           The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)           The amount of loss recognized in income is zero which relates to the ineffective portion of the hedging relationships, and $(3) million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)           The foreign exchange forward contacts mature at various dates in 2010 and 2011.

(5)           The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2010 and 2011.

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2009:

	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	OCI (1)	Location	Amount	Location	Amount (3)
(US$ in millions)
Cash Flow Hedge:			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$620	$20	gains (losses)	$(18)	gains (losses)	$(9)
			Cost of		Cost of
Commodities (4)	(32)	(6)	goods sold	2	goods sold	1
Total	$588	$14		$(16)		$(8)
Net Investment Hedge (5):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$219	$—	gains (losses)	$—	gains (losses)	$—
Total	$219	$—		$—		$—

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

12.          DEBT

In February 2010, Bunge repurchased and canceled approximately $2 million of its $200 million aggregate principal amount of 7.80% senior notes due 2012.  The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2010		December 31, 2009
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,832	$4,045	$3,649	$3,796

13.          RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products and fertilizer products from its unconsolidated joint ventures, which totaled $139 million and $143 million for the three months ended March 31, 2010 and 2009, respectively.  Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $129 million and $128 million for the three months ended March 31, 2010 and 2009, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

14.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended March 31,		Foreign-Pension Benefits Three Months Ended March 31,
(US$ in millions)	2010	2009	2010	2009
Service cost	$3	$3	$1	$1
Interest cost	6	5	12	9
Expected return on plan assets	(6)	(5)	(13)	(9)
Amortization of prior service cost	1	—	—	—
Amortization of net loss (gain)	1	1	—	(1)
Net periodic benefit cost	$5	$4	$—	$—

	U.S.-Postretirement Healthcare Benefits Three Months Ended March 31,		Foreign-Postretirement Healthcare Benefits Three Months Ended March 31,
(US$ in millions)	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	—	—	3	2
Amortization of net loss (gain)	—	—	—	—
Net periodic benefit cost	$—	$—	$3	$2

In the three months ended March 31, 2010, Bunge made contributions totaling approximately $1 million and approximately $3 million to its U.S. and foreign defined benefit pension plans, respectively.  In the three months ended March 31, 2009, Bunge made contributions totaling approximately $12 million and approximately $2 million to its U.S. and foreign defined benefit pension plans, respectively.

In the three months ended March 31, 2010, Bunge made contributions totaling approximately $1 million and approximately $2 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the three months ended March 31, 2009, Bunge made contributions totaling approximately $1 million and approximately $1 million to its U.S. and to its foreign postretirement benefit plans, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at March 31, 2010 and December 31, 2009 are the following accrued liabilities:

	March 31,	December 31,
(US$ in millions)	2010	2009
Tax claims	$147	$135
Labor claims	98	97
Civil and other claims	112	110
Total	$357	$342

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

Labor Claims — The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$133
Unconsolidated affiliates financing (2)	10
Total	$143

(1)           Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2010, Bunge had approximately $82 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  The fair value of these guarantees at March 31, 2010 was not significant.

(2)           Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2010 and 2012.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  The fair value of these guarantees at March 31, 2010 was not significant.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2010, debt with a carrying amount of $3,415 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,
(US$ in millions)	2010	2009
Net income (loss)	$80	$(176)
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	(114)	(88)
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax expense of $(1) and $(8)	3	14
Reclassification of realized net losses (gains) to net income, net of tax of (benefit) expense $(1) and $1	1	(1)
Pension adjustment, net of tax benefit of $5	—	(10)
Other postretirement healthcare subsidy tax deduction adjustment	2	—
Total comprehensive loss	(28)	(261)
Less: Comprehensive loss (income) attributable to noncontrolling interest	1	(1)
Total comprehensive loss attributable to Bunge	$(27)	$(262)

17.          TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

Bunge has a 51% controlling interest in a joint venture that is developing a grain terminal in Longview, Washington, U.S., which it consolidates.  In the first quarter of 2010, the noncontrolling interest holders, which have a 49% interest in this joint venture, made a $13 million capital contribution to this joint venture.  Bunge made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

In the first quarter of 2010, Bunge adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs).  As a result of this adoption, Bunge consolidated AGRI-Bunge, LLC, an agribusiness joint venture which originates grains and operates a Mississippi river terminal in the United States in which Bunge has 50% voting power and a 34% interest in the equity and earnings.  Bunge recorded $3 million of noncontrolling equity interest upon its consolidation of this joint venture in the first quarter of 2010.

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

18.          EARNINGS PER COMMON SHARE

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

Bunge had 862,455 mandatory convertible preference shares outstanding as of March 31, 2010.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2416 and 9.7250 of Bunge Limited common shares, subject to certain additional anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416, subject to certain additional anti-dilution adjustments (which represents 7,108,009 Bunge Limited common shares as of March 31, 2010).

In addition, Bunge had 6,900,000 convertible perpetual preference shares outstanding as of March 31, 2010.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, initially into approximately 1.0891 Bunge Limited common shares based on a conversion price of $91.82 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,514,790 Bunge Limited common shares as of March 31, 2010).

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(US$ in millions, except for share data)	2010	2009
Net income (loss) attributable to Bunge	$63	$(195)
Convertible preference share dividends	(19)	(19)
Net income (loss) available to Bunge common shareholders	$44	$(214)
Weighted average number of common shares outstanding:
Basic	140,112,091	121,730,058
Effect of dilutive shares:
–Stock options and awards	1,174,450	—
–Convertible preference shares	—	—
Diluted (1)	141,286,541	121,730,058
Earnings per common share:
Basic	$0.31	$(1.76)
Diluted	$0.31	$(1.76)

(1)          Approximately 3 million outstanding stock options and contingently issuable restricted stock units and 14.6 million weighted average common shares that are issuable upon conversion of the mandatory convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2010.  Approximately 4 million outstanding stock options and contingently issuable restricted stock units and approximately 14.6 million weighted average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted average number of common shares outstanding for the three months ended March 31, 2009.

19.          SEGMENT INFORMATION

Sugar and Bioenergy segment — Bunge participates in the sugar and sugarcane-based ethanol industries through its sugar origination, trading and merchandising business, headquartered in London, and its Brazilian sugarcane milling operations in Brazil.  In addition, Bunge has investments in entities that produce corn-based ethanol in the United States.  Bunge wholly owns or has majority interests in seven sugarcane mills in Brazil, five of which were acquired in the Moema acquisition in February 2010 (see Note 3 of the notes to the condensed consolidated financial statements).  Bunge also has an 80% stake in a greenfield mill that it is developing with a partner, which it expects to become initially operational in 2010.  The mills allow Bunge to adjust production, within certain capacity limits, between sugar and sugarcane-based ethanol, and for the Moema mills, between hydrous and anhydrous ethanol and raw and crystal sugar, allowing Bunge to readily respond to changes in customer demand and market prices within each of these product lines.  Bunge intends to make investments to expand the crushing capacity of its sugarcane mills.  Bunge also has cogeneration facilities at all mills which produce energy through the burning of sugarcane bagasse in boilers, enabling these mills to be self-sufficient for their energy needs and, in most cases, to sell surplus energy to third parties such as local utilities.

In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment, which includes the results of its sugar origination, milling, trading and merchandising businesses and its ethanol production investments and activities.  Prior to the first quarter of 2010, sugar and bioenergy results and assets were included in the agribusiness segment.  Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation.

As a result, Bunge has five reportable segments—agribusiness, sugar and bioenergy, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The sugar and bioenergy segment involves the sugar origination, milling, trading and merchandising businesses, as well as sugar and sugarcane-based ethanol production and corn-based ethanol investments and activities.  The activities of the fertilizer segment include raw material mining, manufacturing of phosphate and nitrogen based fertilizers, mixing fertilizer components and marketing products.  In January 2010, Bunge entered into a definitive agreement with Vale S.A., a Brazil-based global mining company, pursuant to which Vale will acquire Bunge’s fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil).  The transaction is expected to close in the second quarter of 2010.  All assets and liabilities that are subject to the Agreement were classified as held for sale. (See note 4 to the condensed consolidated financial statements.)  Bunge’s fertilizer segment will continue to own and operate its retail fertilizer business in Brazil as well as its operations in Argentina and the United States. Additionally, Bunge will retain its 50% interest in its fertilizer joint venture in Morocco.  The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

The “Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments, inter-segment eliminations.  Transfers between the segments are generally valued at market.  The revenues generated from these transfers are shown in the following table as “Inter-segment revenues” segments or inter-segment eliminations.

Operating Segment Information

(US$ in millions)

Three Months Ended March 31, 2010	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Unallocated(1)	Total
Net sales to external customers	$6,645	$1,025	$699	$1,573	$403	$—	$10,345
Inter–segment revenues	872	18	4	23	33	(950)	—
Gross profit (loss)	329	22	61	99	34	—	545
Foreign exchange gains (losses)	(41)	9	(16)	(2)	—	—	(50)
Equity in earnings of affiliates	4	1	(5)	—	—	—	—
Noncontrolling interest (1)	(2)	2	(27)	(3)	—	13	(17)
Other income (expense) – net	—	—	(1)	—	1	—	—
Segment EBIT (2)	122	5	(40)	18	13	—	118
Depreciation, depletion and amortization	(46)	(14)	(15)	(20)	(7)	—	(102)
Total assets (3)	10,491	4,118	5,164	2,047	677	53	22,550

Three Months Ended March 31, 2009
Net sales to external customers	$6,242	$391	$699	$1,490	$376	$—	$9,198
Inter–segment revenues	884	19	9	32	12	(956)	—
Gross profit	212	1	(193)	79	36	—	135
Foreign exchange (losses)	(21)	1	3	(2)	—	—	(19)
Equity in earnings of affiliates	(1)	(6)	—	12	1	—	6
Noncontrolling interest (1)	(8)	1	(13)	(4)	—	5	(19)
Other income (expense) – net	(4)	—	(2)	(1)	—	—	(7)
Segment EBIT (2)	28	(10)	(262)	22	19	—	(203)
Depreciation, depletion and amortization	(40)	(2)	(32)	(17)	(4)	—	(95)
Total assets	9,997	853	4,593	1,798	583	365	18,189

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

(3)                                  Includes Bunge’s Brazilian fertilizer nutrients assets totaling $3,019 million, which are classified as assets held for sale at March 31, 2010 (see Note 4 of notes to the condensed consolidated financial statements).

A reconciliation of total segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2010	2009
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$118	$(203)
Interest income	19	36
Interest expense	(78)	(67)
Income tax (expense) benefit	(9)	34
Noncontrolling interest share of interest and tax	13	5
Net income (loss) attributable to Bunge	$63	$(195)

20.          SUBSEQUENT EVENTS

On April 26, 2010, Bunge's oilseed processing and refining facility in Mannheim, Germany was significantly damaged by a fire. Bunge expects portions of the facility to be unusable for an extended period of time and to incur costs related to the restoration of the facility as well as business interruption expenses, including costs related to alternative sourcing of products to fulfill existing customer commitments. Bunge maintains property and business interruption insurance coverage, subject to certain deductible amounts, on this facility.  Bunge is currently evaluating the impact of the fire on its ongoing operations.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance:  changes in governmental policies and laws affecting our business, including agricultural and trade policies, as well as tax regulations and biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; operational risks, including industrial accidents and natural disasters; our ability to reduce costs and improve margins in our business and other factors affecting our business generally.

The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010, and “Part II — Item 1A.  Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2010 Overview

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates.  Both translation of our foreign subsidiaries’ financial statements and foreign currency transactions can affect our results.  On a monthly basis, local currency-based subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted average exchange rates during the month.  As a result, fluctuations of local currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods.  Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss).

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

In the first quarter of 2010, the U.S. dollar strengthened against most global currencies.  In particular, the Brazilian real devalued by 3% against the U.S. dollar in the first quarter of 2010 compared to a devaluation of the real by 1% against the U.S. dollar in the first quarter of 2009.  The devaluation of the Brazilian real in the first quarter of 2010 resulted in transaction losses primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries.  These transaction gains and losses impact the comparison of our financial statements between periods.

The translation of functional currency costs and expenses at monthly average exchange rates also impacts the comparison of our financial statements between periods.  During the first quarter of 2010 the Brazilian real was on average 28% stronger against the U.S. dollar compared to the first quarter of 2009.  The impact on our financial statements of the stronger real in the quarter ended March 31, 2010 compared to the same period of 2009 was an increase in translated local currency costs and expenses.

Segment Overview

Agribusiness — Our agribusiness segment results for the first quarter of 2010 improved significantly over the first quarter of 2009.  Improved results were primarily due to a solid performance in oilseed processing which benefited from higher margins in most geographies. In additional, distribution results benefited from strong demand from China particularly for soybeans during the first quarter of 2010.  Partially offsetting these improvements were impairment and restructuring charges of $15 million primarily related to the closure of an oilseed processing facility in the U.S.  Volumes in the quarter were negatively impacted by slow farmer selling of agricultural commodities in South America and lower grain origination activity in Eastern Europe.

Sugar and Bioenergy — Sugar and bioenergy is reported as a separate segment beginning with the first quarter of 2010.  Results in the first quarter of 2010 were characterized by the closing of the Moema acquisition, including the impact of the related acquisition accounting step-up of assets to fair value, including inventories and forward sales contracts. During the first quarter of 2010, results were unfavorably impacted by the sale of the stepped-up inventories at prevailing market prices which declined significantly in the second half of the quarter.  Additionally, we recognized approximately $11 million of acquisition related expenses during the quarter.  Our trading and merchandising business performed well during a period of significant market volatility.

Fertilizer — Results in our fertilizer segment showed a strong recovery in the first quarter of 2010 compared to the significant losses incurred in the first quarter of 2009.  Volumes improved driven primarily by nutrients as retail volumes were hurt by slow farmer purchases and a loss of market share late in the quarter as we maintained sales prices.  Nutrients results benefited from an increase in international phosphate prices. Results in fertilizer included reduced depreciation expenses of approximately $23 million due to the classification of the Brazilian nutrients assets as held for sale.

Edible oil products — Edible oil products segment performance for the quarter was solid, driven by strong performance in North America and Brazil.  However, results were lower than the first quarter of 2009 as results for that period included approximately $12 million of earnings from our investment in Saipol, a French oilseed processing and branded vegetable oils business, which was sold in the fourth quarter of 2009.

Milling products— Milling products segment results declined from the same period last year as a large local harvest in Brazil negatively impacted selling prices of wheat milling products.  Results were also hurt by the impact on local currency costs of the strengthening of the Brazilian real when compared with the first quarter of 2009.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2010	2009	Change
Volumes (in thousands of metric tons):
Agribusiness	25,138	26,197	(4)%
Sugar and Bioenergy	1,763	1,436	23%
Fertilizer	2,299	2,061	12%
Edible oil products	1,439	1,394	3%
Milling products	1,284	1,163	10%
Total	31,923	32,251	(1)%
Net sales:
Agribusiness	$6,645	$6,242	6%
Sugar and Bioenergy	1,025	391	162%
Fertilizer	699	699	—%
Edible oil products	1,573	1,490	6%
Milling products	403	376	7%
Total	$10,345	$9,198	12%
Cost of goods sold:
Agribusiness	$(6,316)	$(6,030)	5%
Sugar and Bioenergy	(1,003)	(390)	157%
Fertilizer	(638)	(892)	(28)%
Edible oil products	(1,474)	(1,411)	4%
Milling products	(369)	(340)	9%
Total	$(9,800)	$(9,063)	8%
Gross profit:
Agribusiness	$329	$212	55%
Sugar and Bioenergy	22	1	n/m
Fertilizer	61	(193)	n/m
Edible oil products	99	79	25%
Milling products	34	36	(6)%
Total	$545	$135	304%
Selling, general and administrative expenses:
Agribusiness	$(168)	$(150)	12%
Sugar and Bioenergy	(29)	(7)	314%
Fertilizer	(52)	(57)	(9)%
Edible oil products	(76)	(62)	23%
Milling products	(22)	(18)	22%
Total	$(347)	$(294)	18%
Foreign exchange gains (losses):
Agribusiness	$(41)	$(21)
Sugar and Bioenergy	9	1
Fertilizer	(16)	3
Edible oil products	(2)	(2)
Milling products	—	—
Total	$(50)	$(19)

	Three Months Ended March 31,
(US$ in millions, except volumes and percentages)	2010	2009	Change
Equity in earnings of affiliates:
Agribusiness	$4	$(1)	n/m
Sugar and Bioenergy	1	(6)	n/m
Fertilizer	(5)	—	n/m
Edible oil products	—	12	(100)%
Milling products	—	1	(100)%
Total	$—	$6	(100)%
Noncontrolling interest:
Agribusiness	$(2)	$(8)
Sugar and Bioenergy	2	1
Fertilizer	(27)	(13)
Edible oil products	(3)	(4)
Milling products	—	—
Total	$(30)	$(24)

Other income (expense):
Agribusiness	$—	$(4)
Sugar and Bioenergy	—	0
Fertilizer	(1)	(2)
Edible oil products	—	(1)
Milling products	1	—
Total	$—	$(7)
Segment earnings before interest and tax:
Agribusiness	$122	$28	336%
Sugar and Bioenergy	5	(10)	n/m
Fertilizer	(40)	(262)	85%
Edible oil products	18	22	(18)%
Milling products	13	19	(32)%
Total (1)	$118	$(203)	n/m
Depreciation, depletion and amortization:
Agribusiness	$(46)	$(40)	15%
Sugar and Bioenergy	(14)	(2)	600%
Fertilizer	(15)	(32)	(53)%
Edible oil products	(20)	(17)	18%
Milling products	(7)	(4)	75%
Total	$(102)	$(95)	7%

(1)                      Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income (loss), the most directly comparable GAAP financial measure.  Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure reflects equity in earnings of affiliates and noncontrolling interest and excludes income tax.  Income tax is excluded as Bunge’s management believes income tax is not material to the operating performance of its segments.  In addition, interest income and expense have become less meaningful to the segments’ operating activities.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income (loss) follows:

	Three Months Ended March 31,
(US$ in millions)	2010	2009
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$118	$(203)
Interest income	19	36
Interest expense	(78)	(67)
Income tax (expense) benefit	(9)	34
Noncontrolling share of interest and tax	13	5
Net income (loss) attributable to Bunge	$63	$(195)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Agribusiness Segment.  Agribusiness segment net sales increased by 6% primarily due to an increase in our average selling prices for agricultural commodities attributable to stronger global demand for these commodities and products as economic conditions in end markets have improved when compared to the first quarter of 2009.  Volumes decreased 4% primarily as a result of lower exports from South America due to tight soybean supplies from the prior harvest and slow farmer selling of agricultural commodities.

Cost of goods sold increased 5% due to an increase in average market prices for agricultural commodity raw materials and the impact of a weaker average U.S. dollar on foreign local currency costs of subsidiaries when translated into U.S. dollars.  In addition, impairment and restructuring costs of $15 million were recorded in cost of goods sold in the first quarter of 2010 primarily related to the closure of an older, less efficient oilseed processing facility in the U.S.

Gross profit increased 55% as a result of stronger oilseed processing and distribution margins compared with weak margins in the first quarter of 2009 that resulted from the weaker overall economic environment. Oilseed processing performance benefited from tight South American soybean supplies and more than offset weaker grain origination results caused primarily from slow farmer selling in Brazil and, to a lesser extent, Eastern Europe.  Distribution margins benefited from strong demand from China.

SG&A expenses increased 12% primarily due to the unfavorable impact of a weaker average U.S. dollar on foreign local currency costs when translated into U.S. dollars.  The first quarter of 2010 also included approximately $8 million of bad debt provisions primarily in Europe and South America.

Foreign exchange losses in the first quarters of 2010 and 2009 related primarily to the volatility of the Brazilian real during both periods.  Foreign exchange losses for both periods were substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to income of $4 million in the first quarter of 2010 from a loss of $1 million in the same quarter of 2009 due to improved results in Solae, our North American soy-ingredients investment.

Noncontrolling interest of $2 million in the first quarter of 2010 was the noncontrolling interest attributable share of period income, primarily in our European operations.  In the same period of 2009, noncontrolling interest was $8 million of period income.

Segment EBIT increased by $94 million to $122 million in the first quarter of 2010 from $28 million in the first quarter of 2009 largely due to higher gross profit, partially offset by higher SG&A expenses and foreign exchange losses during the first quarter of 2010.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 162% primarily due to an increase in sugar and ethanol prices when compared to the first quarter of 2009. Volumes increased 23%, mainly from growth in our sugar trading and merchandising business.  The acquisition of the Moema mills during the first quarter of 2010 did not have a significant impact on our sales or volumes during the first quarter of 2010 as the quantity of acquired inventories was low.

Cost of goods sold increased 157% also due to an increase in market prices for sugar and ethanol when compared to last year.  In addition, cost of sales was unfavorably impacted by the sale of the stepped-up inventories acquired as part of the Moema acquisition at prevailing market prices which declined significantly in the second half of the quarter, as well as the recording of counterparty valuation adjustments of $13 million in our trading and merchandising business resulting from the rapid decline of sugar prices.

Gross profit increased to $22 million in the first quarter of 2010 from $1 million in the comparable period of 2009 primarily as a result of improved margins in our trading and marketing business.

SG&A expenses increased to $29 million in the first quarter of 2010 from $7 million in the comparable period of 2009 primarily due to the expansion of our industrial operations.  The first quarter of 2010 included approximately $11 million of Moema acquisition-related expenses and $5 million of bad debt expenses in our trading and merchandising business. The weaker average U.S. dollar also resulted in increased costs when translated into U.S. dollars.

Foreign exchange gains in the first quarters of 2010 and 2009 resulted primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates increased to income of $1 million in the first quarter of 2010 from a loss of $6 million in the same quarter of 2009 due to improved results at our North American bioenergy investments.

Noncontrolling interest of $2 million in the first quarter of 2010 and $1 million in the same quarter of 2009 related to losses incurred at our non-wholly owned Brazilian sugar cane mills which were undergoing construction or expansion during these periods.

Segment EBIT increased by $15 million to $5 million from a loss of  $10 million in the first quarter of 2009 largely due to higher gross profit, higher foreign exchange gains, and improved performance of our North American bioenergy investments.  These increases were partially offset by higher SG&A expenses during the first quarter of 2010.

Fertilizer Segment.  Fertilizer segment net sales during the first quarter of 2010 were unchanged when compared to the first quarter of 2009 as increased volumes were largely offset by lower selling prices.  Volumes increased 12% compared to volumes in the same period last year as strong sales of nutrients products increased in advance of the seasonal retail demand.  This increase was partially offset in our retail business by slow farmer purchases due to declining agricultural commodity prices during the first quarter of 2010 combined with our maintaining of fertilizer sales prices.

Cost of goods sold decreased 28%, despite the unfavorable impact of a weaker average U.S. dollar on local currency costs primarily as a result of lower raw material costs compared to the first quarter of 2009.  In addition, costs were favorably impacted by approximately $23 million as depreciation, depletion and amortization related to assets classified as held for sale in the first quarter of 2010 ceased as a result of that classification. Cost of goods sold in the first quarter of 2009 included $64 million of inventory valuation write-downs as international fertilizer prices declined during that period and competitors reduced domestic prices even further in order to liquidate inventories in a tight credit environment.

Gross profit increased to $61 million in the first quarter of 2010 from a loss of $193 million in the comparable period of 2009.  The increase in gross profit is primarily a result of lower raw material and finished product inventory costs, lower depreciation, depletion and amortization expenses and higher sales volumes.

SG&A decreased to $52 million in the first quarter of 2010 from $57 million in the comparable period of 2009 primarily as a result of lower bad debt expenses partially offset by the unfavorable impact of the weaker U.S. dollar on foreign local currency expenses when translated into U.S. dollars.

Foreign exchange losses increased by $19 million to a loss of $16 million in the first quarter of 2010 primarily driven by higher U.S. dollar monetary liability positions funding working capital during the first quarter of 2010 as imported raw material purchases increased when compared to the first quarter of 2009.

Equity in earnings of affiliates decreased by $5 million compared to the first quarter of 2010 due to losses in our Moroccan phosphate joint venture.

Noncontrolling interest of $27 million in the first quarter of 2010 and $13 million in the same quarter of 2009 was the noncontrolling interest attributable share of period earnings at Fosfertil.

Segment EBIT increased 85% as a result of higher gross profit and lower SG&A expenses which were partially offset by foreign exchange losses.

Edible Oil Products Segment.  Edible oil products segment net sales increased  6% compared to the first quarter of 2009 driven primarily by higher volumes in Europe as a result of the Raisio acquisition which was completed in the fourth quarter of 2009.  The increased sales were partially offset by lower sales in Brazil due to a highly competitive environment.

Cost of goods sold increased 4% primarily due to increased volumes which was partially offset by lower raw material costs, primarily in Brazil. Cost of goods sold also increased as a result of the impact of the weaker U.S. dollar on foreign local currency costs when translated into U.S. dollars.

Gross profit increased 25% primarily due to stronger margins in margarines, primarily in Brazil and to the Raisio acquisition in the fourth quarter of 2009.  Gross profit also improved in the North American edible oils business.

SG&A expenses increased 23% primarily as a result of the impact of the addition of the Raisio business and the weaker U.S. dollar on foreign local currency expenses when translated into U.S. dollars.

Foreign exchange results in the first quarters of 2010 and 2009 were losses of $2 million in both periods.

Equity in earnings of affiliates decreased by $12 million in the first quarter of 2010 compared with the first quarter of 2009.  The first quarter of 2009 included equity in earnings of affiliates of $12 million from Saipol S.A.S., our joint venture that was sold during the fourth quarter of 2009.

Noncontrolling interest of $3 million in the first quarter of 2010 and $4 million in the same quarter of 2009 was the noncontrolling interest attributable share of period income, primarily in our European operations.

Segment EBIT decreased 18% as a result of lower equity in earnings of affiliates which was partially offset by higher gross profit.

Milling Products Segment.  Milling products segment net sales increased 7% due primarily to increased volumes, primarily in wheat milling, which were partially offset by lower average selling prices for wheat and related products.

Cost of goods sold increased 9% primarily as a result of the impact on wheat milling of a stronger Brazilian real on local currency costs when translated into U.S. dollars and impairment and restructuring charges of $2 million related to the closure of a corn oil extraction line in the U.S. that is co-located with an oilseed processing plant that was also being closed.

Gross profit decreased by 6% compared with the first quarter of 2009 as lower average selling prices of wheat and related products were more than offset by the impact of a stronger Brazilian real on local currency costs when translated into U.S. dollars and impairment and restructuring charges in the first quarter of 2010.

SG&A expenses increased 22% primarily due to the impact of a stronger Brazilian real on wheat milling local currency expenses when translated into U.S. dollars.

Segment EBIT decreased 32% as gross profit and SG&A expenses were negatively impacted by a stronger Brazilian real when compared to the first quarter of 2009.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions, except percentages)	2010	2009	Change
Interest income	$19	$36	(47)%
Interest expense	(78)	(67)	16%

Interest income decreased 47% primarily due to lower average interest bearing cash balances and lower average interest rates.  Interest expense increased 16% due to higher average borrowings partially related to growth and acquisitions.  In addition, debt acquired as part of the Moema acquisition increased average borrowing rates as well as average borrowings when compared to the first quarter of 2009.

Income Tax (Expense) Benefit.  In the quarter ended March 31, 2010, we recorded an income tax expense of $9 million compared to an income tax benefit of $34 million in the quarter ended March 31, 2009.  The effective tax rate for the three months ended March 31, 2010 was 10%, compared to a benefit of 16% for the three months ended March 31, 2009.  Included in the three months ended March 31, 2010 was a benefit of approximately $12 million related to a tax amnesty program in Brazil.

Net Income (Loss) Attributable to Bunge.  For the quarter ended March 31, 2010, net income attributable to Bunge increased by $258 million to net income of $63 million, from a net loss of $195 million in the quarter ended March 31, 2009.  This increase was primarily the result of higher segment EBIT in the agribusiness and fertilizer segments.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.66 and 1.90 at March 31, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $473 million at March 31, 2010 and $553 million at December 31, 2009.  In addition, at March 31, 2010, $138 million of cash was classified as held for sale that related primarily to cash held by Fosfertil.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories at fair value in our agribusiness segment were $2,482 million at March 31, 2010 and $3,197 million at December 31, 2009.  Readily marketable inventories at fair value in the aggregate amount of $161 million and $162 million at March 31, 2010 and December 31, 2009, respectively, were included in our edible oil products and milling products segment inventories.  The sugar and bioenergy segment included readily marketable sugar inventories of $26 million and $21 million at March 31, 2010 and December 31, 2009, respectively.  Of these readily marketable sugar inventories, $22 million and $21 million, respectively, were inventories carried at fair value in our trading and merchandising business.  Sugar inventories in our industrial production business in Brazil of $4 million at March 31, 2010 are readily marketable, but are carried at lower of cost or market.  The decrease in readily marketable inventories at March 31, 2010 compared to December 31, 2009 was primarily due to slow farmer selling of agricultural commodities in Brazil and, to a lesser extent, in Eastern Europe.

We recorded interest expense on debt financing readily marketable inventories of $13 million and $7 million in the three months ended March 31, 2010 and 2009, respectively.

Financing Arrangements and Outstanding Indebtedness — We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Certain of Bunge Limited’s 100%-owned finance subsidiaries fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes.  Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities.  At March 31, 2010, we had approximately $3,452 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, all of which was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2010	March 31, 2010	December 31, 2009
		(US$ in millions)
Commercial Paper	2012	$575	$—	$—
Short-Term Revolving Credit Facilities	2010	645	—	—
Long-Term Revolving Credit Facilities (1)	2011-2012	2,232	—	—
Total		$3,452	$—	$—

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program  provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At March 31, 2010, no borrowings were outstanding under the liquidity facility or the commercial paper program.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At March 31, 2010 we had $100 million of borrowings outstanding under these uncommitted short-term credit lines.  At December 31, 2009, no borrowings were outstanding under such short-term credit lines.

Short- and Long-Term Debt.  Our short- and long-term debt increased by $372 million at March 31, 2010 from December 31, 2009, primarily due to debt assumed of $555 million in the Moema acquisition.

During the first quarter of 2010, we repaid approximately $229 million of debt assumed in the Moema acquisition. In addition, we provided funding of $161 million to the sellers of Moema for repayment of certain debt prior to the acquisition closing date (in addition to the $555 million of debt assumed).  Effective as of the closing date, $161 million was recorded as intercompany loans.  Also, at March 31, 2010, we classified short-term and long-term debt of $49 million and $11 million, respectively, held at Fosfertil as assets held for sale.

In February 2010, we repurchased and canceled approximately $2 million of the $200 million aggregate principal amount of 7.8% senior notes due 2012. We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend in prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In June 2009, the Financial Accounting Standards Board issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  Upon adoption of this standard on January 1, 2010, the trade accounts receivable under our accounts receivable securitization programs that were previously treated as sold and removed from the balance sheet ($8 million at March 31, 2010) are now included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on our condensed consolidated balance sheet.  The financial covenants in certain of our debt agreements include limitations on the amount of secured debt issued by us, thereby limiting our ability to utilize our existing accounts receivable securitization programs.  In March 2010, we terminated one of our North American accounts receivable securitization facilities in the amount of $74 million. We had no amounts outstanding under the facility at the date of termination.

The following table summarizes our short- and long-term indebtedness at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(US$ in millions)	2010	2009
Short-term debt:
Short-term debt (1)	$355	$166
Current portion of long-term debt	288	31
Total short-term debt	643	197
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	108	108
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	198	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% and URTJLP (7) plus 6.00% to 12.50% payable through 2016	128	106
Others	290	127
Subtotal	3,832	3,649
Less: Current portion of long-term debt	(288)	(31)
Total long-term debt	3,544	3,618
Total debt	$4,187	$3,815

(1)           Includes secured debt of $112 million at March 31, 2010, of which $104 million is related to debt assumed in the Moema acquisition.

(2)           Includes secured debt of $268 million ($177 million relates to debt assumed in the Moema acquisition) and $98 million at March 31, 2010 and December 31, 2009, respectively.

(3)           One-, three- and six-month LIBORs at March 31, 2010 were 0.25%, 0.29% and 0.44% per annum, respectively, and at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively.

(4)           Three-month Yen LIBOR at March 31, 2010 was 0.24% per annum and at December 31, 2009 was 0.28% per annum.

(5)           Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)           TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of March 31, 2010 and December 31, 2009 was 6.00% and 6.13% per annum, respectively.

(7)           URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis;  URTJLP as of March 31, 2010 and December 31, 2009 was TJLP minus 6.00% per annum for both periods.

While we have not yet finalized the intended use of the proceeds from the pending sale of our Brazilian fertilizer nutrients assets, we expect to use a portion of the proceeds to reduce outstanding indebtedness and the balance for other general corporate purposes.

Credit Ratings.  Our unsecured guaranteed senior notes are currently rated BBB (stable outlook) by Fitch Ratings.  In April 2010, Standard & Poor’s Ratings Services (S&P), which had placed Bunge’s credit ratings on ‘CreditWatch’ with negative implications in October 2009, announced that it expects to maintain its BBB- corporate credit rating on Bunge with a negative outlook following the closing of the sale of our Brazilian fertilizer nutrients assets, assuming the use of $1.5 billion of the net proceeds to repay indebtedness.  In December 2009, Moody’s Investors Service affirmed the Baa2 credit ratings of Bunge and changed the rating outlook to negative from stable.  Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries.  We were in compliance with these covenants as of March 31, 2010.

Interest Rate Swap Agreements.  The interest rate swaps used by us as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.  Ineffectiveness, as defined in a FASB issued standard, is recognized to the extent that these two adjustments do not offset.

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of March 31, 2010.  We have accounted for the interest rate swap agreements as fair value hedges.  The swap agreements are assumed to be perfectly effective under the shortcut method of a FASB issued standard.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
(US$ in millions)	2011	March 31, 2010
Interest rate swap agreements — notional amount	$ 250	$ 6
Weighted average variable rate payable(1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)           Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

The following table summarizes our outstanding interest rate basis swap agreements as of March 31, 2010.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore we have not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions)	2011	March 31, 2010
Interest rate basis swap agreements — notional amount	$ 375	$ (2)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.24%

(1)           Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)           Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011.  Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross currency interest rate swap agreements as fair value hedges.  At March 31, 2010, the fair value of the cross-currency interest rate swap agreement was a gain of $6 million.

Shareholders’ Equity.  Total equity was $10,873 million at March 31, 2010, as set forth in the following table:

(US$ in millions)	March 31, 2010	December 31, 2009
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	4,196	3,625
Retained earnings	4,008	3,996
Accumulated other comprehensive income	229	319
Total Bunge shareholders’ equity	9,987	9,494
Noncontrolling interest	886	871
Total equity	$10,873	$10,365

Total Bunge shareholders’ equity increased to $9,987 million at March 31, 2010 from $9,494 million at December 31, 2009.  The increase in shareholders’ equity was due primarily to a $570 million issuance of Bunge Limited common shares related to the Moema acquisition and net earnings for the three months ended March 31, 2010 of $63 million.  The increases in total Bunge shareholders’ equity were partially offset by foreign currency translation losses of $96 million and declared dividends to common shareholders and preferred shareholders of $32 million and $19 million, respectively.

Noncontrolling interest increased to $886 million at March 31, 2010 from $871 million at December 31, 2009.  The noncontrolling interest holders that have a 49% interest in our joint venture that is developing a grain terminal in Longview, Washington, U.S., made a $13 million capital contribution to this joint venture in the first quarter of 2010.  We have a 51% controlling interest in this joint venture, which we consolidate.  We made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

In the first quarter of 2010, we adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs).  As a result of this adoption we consolidated our U.S. grain origination joint venture and recorded $3 million related to its noncontrolling equity interest.

As of March 31, 2010, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million.  Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends.  The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly.  As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2416 and 9.7250 of Bunge Limited common shares.  Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2416 Bunge Limited common shares, subject to certain additional anti-dilution adjustments.  The mandatory convertible preference shares are not redeemable by us at any time.

As of March 31, 2010, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0891 Bunge Limited common shares, based on the conversion price of $91.82 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the three months ended March 31, 2010, our cash and cash equivalents increased by $58 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $506 million decrease in our cash and cash equivalents for the three months ended March 31, 2009.

Our operating activities generated cash of $760 million for the three months ended March 31, 2010, compared to cash used of $363 million for the three months ended March 31, 2009.  The positive cash flow from operating activities for the three months ended March 31, 2010 was primarily due to higher trade payables in the fertilizer segment and higher net income in the three months ended March 31, 2010 compared to a net loss in the three months ended March 31, 2009.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the three months ended March 31, 2010 and 2009, we had losses of $93 million and $120 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $381 million in the three months ended March 31, 2010, compared to cash used of $165 million in the same period in 2009.  During the first three months of 2010, we paid $80 million to acquire the fertilizer division of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition and $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland.  Payments made for capital expenditures of $287 million in the three months ended March 31, 2010 primarily included investments in property, plant and equipment related to expanding our sugar business and our contractual obligation to continue certain expansion and upgrades of our mining and fertilizer production capacity in Brazil.  During the three months ended March 31, 2009, we acquired additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one of our biofuel joint ventures in the United States.

Cash used for financing activities was $321 million in the three months ended March 31, 2010, compared to cash provided of $30 million in the same period in 2009.  In the three months ended March 31, 2010 and 2009, we had $286 million of repayments net of borrowings (excluding $555 million of debt assumed in the Moema acquisition which is reflected in the opening balance sheet of the acquisition, and including $229 million of Moema debt repaid following completion of the acquisition) and $106 million of borrowings net of repayments, respectively.  Dividends paid to our common shareholders in the three months ended March 31, 2010 and 2009 were $30 million and $23 million, respectively.  Dividends paid to holders of our convertible preference shares in the three months ended March 31, 2010 and 2009, were $19 million in each period.  There were no dividends paid to noncontrolling interest shareholders in the three months ended March 31, 2010.  Dividends of $8 million were paid to certain noncontrolling interest shareholders in the three months ended March 31, 2009.

Brazilian Farmer Credit

Background — We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.  The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields.  Brazilian farm economics in 2006 and 2005 were adversely affected by volatility in soybean prices, a steadily appreciating Brazilian real and, in certain regions, poor crop quality and yields.  Certain Brazilian farmers responded to these conditions by delaying payments owed to farm input suppliers and lenders, including Bunge.  While Brazilian farm economics have improved, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real.  Accordingly, in certain instances, as described further below, we have renegotiated certain past due accounts receivable to extend the customer payment terms over longer periods and have initiated legal proceedings against certain customers to collect amounts owed which are in default.  In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From

December 31, 2009 to March 31, 2010, the Brazilian real devalued by 2%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

Fertilizer Segment Accounts Receivable — In our fertilizer segment, customer accounts receivable typically have repayment terms ranging from 30 to 180 days.  As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer’s crop.  The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

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

The table below details our fertilizer segment trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	March 31, 2010	December 31, 2009
Trade accounts receivable (current)	$129	$302
Allowance for doubtful accounts (current)	3	11
Trade accounts receivable (non-current) (1) (2)	303	316
Allowance for doubtful accounts (non-current) (1)	152	160
Total trade accounts receivable (current and non-current)	432	618
Total allowance for doubtful accounts (current and non-current)	155	171
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	36%	28%

(1)           Recorded in other non-current assets in the condensed consolidated balance sheets.

(2)           Includes certain amounts related to defaults on customer financing guarantees.

Secured Advances to Suppliers and Prepaid Commodity Contracts — We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (loans to suppliers against commitments to deliver soybeans in the future), primarily in Brazil.  These financing arrangements are typically secured by the farmer’s future crop and mortgages on the farmer’s land, buildings and equipment, and are generally settled after the farmer’s crop is harvested and sold.  We also extend secured advances to our suppliers on a long-term basis as producers use these advances to expand planted acreage and to purchase other supplies needed for the production of agricultural commodities.  Newly expanded production acreage will generally take two to three years to reach normal yields.  The repayment terms of our non-current secured advances to suppliers generally range from two to three years.  This program is intended to assure the future supply of agricultural commodities.

Interest earned on secured advances to suppliers of $9 million and $16 million for the three months ended March 31, 2010 and 2009, respectively, included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	March 31, 2010	December 31, 2009
Prepaid commodity contracts	$186	$96
Secured advances to suppliers (current) (1)	235	278
Total (current)	421	374
Soybeans not yet priced (2)	(153)	(13)
Net	268	361
Secured advances to suppliers (non-current) (1) (3)	306	308
Total (current and non-current)	$574	$669
Allowance for uncollectible advances	$(77)	$(75)

(1)           Included in the secured advances to suppliers (current) are advances equal to an aggregate of $28 million and $36 million at March 31, 2010 and December 31, 2009, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $23 million and $20 million at March 31, 2010 and December 31, 2009, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)           Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at March 31, 2010.

(3)           Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $260 million and $264 million at March 31, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were a party to the following guarantees at March 31, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$133
Unconsolidated affiliates financing (2)	10
Total	$143

(1)           We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At March 31, 2010, we had approximately $82 million of tangible property that had been pledged to us as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  The fair value of these guarantees at March 31, 2010 was not significant.

(2)           We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2010 and 2012.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  The fair value of these guarantees at March 31, 2010 was not significant.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2010, debt with a carrying amount of $3,415 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiary to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.21 per share on March 2, 2010 to common shareholders of record on February 16, 2010.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on March 1, 2010 to convertible preference shareholders of record on February 15, 2010.  On March 5, 2010, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.21 per common share.  The dividend will be payable on June 2, 2010 to common shareholders of record on May 19, 2010.  We also announced on March 5, 2010 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2010 to convertible preference shareholders of record on May 15, 2010.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Inventories — Readily marketable inventories consist of agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Merchandisable agricultural commodities of our agribusiness, sugar and bioenergy, edible oil products and milling businesses that are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant disposal costs are generally stated at fair value with the exception of sugar inventories in our industrial production business in Brazil which are carried at lower of cost or market.  Changes in the fair values of inventories carried at fair value are recognized in earnings as a component of cost of goods sold.

Inventories other than readily marketable inventories are principally stated at the lower of cost or market.  Cost is determined using primarily the weighted-average cost method.

Recent Accounting Pronouncement Adoptions — Amendment to Consolidation — In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise’s involvement in VIEs.  As a result of the adoption of this standard on January 1, 2010, we consolidated one of our agribusiness joint ventures (see Note 17 of notes to the condensed consolidated financial statements).

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under our accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs ($8 million at March 31, 2010) are accounted for as secured borrowings and are reflected as short-term debt on our condensed consolidated balance sheet.  In addition, while we are analyzing potential changes to our the securitization programs, we have reduced our utilization of the securitization programs during the three months ended March 31, 2010.  As a result, the adoption of this standard did not have a material impact on our financial position, results from operations or cash flows.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.  See Note 11 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we used.

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

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$106	$(11)	$616	$(62)
Highest short position	(908)	(91)	(943)	(94)

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

A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  For the three months ended March 31, 2010, we recognized in cost of goods sold in our condensed consolidated statements of income $1 million of gains on the firm commitments to purchase time on ocean freight vessels, which were offset by $1 million of losses on freight derivative contracts.  There was no material gain or loss recognized in the condensed consolidated statements of income for the three months ended March 31, 2010 due to hedge ineffectiveness.  In the three months ended March 31, 2010, we recognized gains of $4 million in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $10 million in the remaining quarters of 2010, in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current liabilities in our condensed consolidated balance sheet at March 31, 2010.

Energy Risk

We purchase various energy commodities such as bunker fuel, electricity and natural gas that are used to operate our manufacturing facilities and ocean freight vessels.  The energy commodities are subject to price risk.  We use financial derivatives, including exchange traded and OTC swaps and options, with the primary objective of hedging portions of our energy exposure.  These energy derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheet at fair value.

Currency Risk

Our global operations require active participation in foreign exchange markets.  To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with non-functional currency exposure.  Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia.  We enter into derivative instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options primarily to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our local currency operating expenses.  We may also hedge other foreign currency exposures as deemed appropriate.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  The balance of permanently invested intercompany borrowings was $1,511 million as of March 31, 2010 and $1,401 million as of December 31, 2009.  Included in other comprehensive income (loss) are foreign exchange losses of $23 million for the three months ended March 31, 2010 and gains of $357 million for the year ended December 31, 2009, related to permanently invested intercompany loans.

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

(US$ in millions)	March 31, 2010	December 31, 2009
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,012)	$(1,634)
Market risk	(201)	(163)
Agricultural commodities inventories	1,696	1,133
Net currency short position, less agricultural commodities inventories (1)	(316)	(501)
Market risk (1)	$(32)	$(50)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(203)	$(377)
Market risk	(20)	(38)
Agricultural commodities inventories	200	343
Net currency (short) long position, less agricultural commodities inventories	(3)	(34)
Market risk	$—	$(3)
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(404)	$(497)
Market risk	(40)	(50)
Agricultural commodities inventories	366	454
Net currency long position, less agricultural commodities inventories	(38)	(43)
Market risk	$(4)	$(4)

(1)           The market risk for the Brazilian Operations excludes fertilizer inventories of $413 million and $374 million at March 31, 2010 and December 31, 2009, respectively, which also provide a natural offset to our currency exposure.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short- and long-term debt, based on market yields at March 31, 2010, was $4,400 million with a carrying value of $4,187 million.  There was no significant change in our interest risk at March 31, 2010.

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —  In February 2010, Bunge acquired Moema.  Management is currently in the process of implementing its integration of Moema’s internal controls over financial reporting with Bunge’s internal controls over financial reporting.  This integration is expected to lead to changes in the internal controls over financial reporting for Bunge and the acquired entities in future fiscal periods.  Management expects the integration process to be completed within 12 months following the acquisition.

Except as described above, there has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — INFORMATION

Item 1.            LEGAL PROCEEDINGS

In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, our wholly owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization is subject to approval by Fosfertil’s shareholders. Certain shareholders of Fosfertil who are affiliated with the Mosaic Company (“Mosaic”) and Yara International ASA filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit against us that was pending before the highest appellate court in Brazil (Superior Tribunal de Justica, or the Superior Court of Justice) since September 2008. In August 2009, the Superior Court of Justice ruled in our favor on the merits of the case.  These minority shareholders filed motions seeking clarification of this court decision, but such motions were rejected by the Superior Court of Justice in December 2009.  Subsequently, these minority shareholders filed extraordinary appeals before the Brazilian Constitutional Court (the Supreme Court), which have not been ruled on yet. The proposed reorganization is also the subject of other lawsuits filed by these shareholders and is also subject to governmental approvals in Brazil. In light of the pending sale of our direct and indirect interest in Fosfertil to Vale, we do not anticipate that the proposed reorganization will be effected. These shareholders have also recently agreed to sell their direct and indirect interests in Fosfertil to Vale, and Mosaic has disclosed in a filing with the SEC that it and Vale have entered into certain agreements providing, as a condition precedent to the closing of that acquisition, for the termination of these proceedings or alternatively, that Mosaic will assign its rights and obligations in connection with these proceedings to Vale.  We intend to vigorously defend the decision of the Superior Court of Justice in our favor and our rights in connection with these proceedings pending the closing of the sale of our interests in Fosfertil to Vale and, should these lawsuits continue to be pursued against us following such closing, thereafter.

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The following items update the risk factors in our 2009 Annual Report on Form 10-K.

We may not realize the anticipated benefits of acquisitions, joint ventures and strategic alliances or divestitures.  In particular, there are risks associated with the recent Moema acquisition and the pending divestiture of our Brazilian fertilizer nutrients assets.

We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners.  Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business, such as the recent Moema acquisition.  Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire.  In addition, we may decide, from time to time, to divest certain of our assets or businesses, such as the pending sale of our Brazillan fertilizer nutrients assets.  Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms.

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

Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition.  The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition.  Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges resulting from the completion and integration of a sizeable acquisition, the need to fund increased capital expenditures, our ability to retain and motivate employees of acquired entities and other unanticipated problems and liabilities.

Divestitures may also expose us to potential liabilities or claims for indemnification as we may be required to retain certain liabilities or indemnify buyers for certain matters, including environmental or litigation matters, associated with the assets or businesses that we sell.  The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses.  Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology and other systems and management processes, including the loss of key personnel.  Finally, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continuously implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business.  Initiatives currently in process or implemented in the past year include the outsourcing of certain administrative activities in several regions, rationalization of manufacturing operations, including the closing of facilities and the implementation of a management and administrative restructuring of our operations in Brazil.  Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As a company engaged in manufacturing and distribution activities on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, disruptions in logistics or information systems,  as well as natural disasters, pandemics, acts of terrorism and other external factors over which we have no control. For example, in 2010, we have suffered fires or explosions at facilities in Argentina, Germany and the United States, which have resulted in varying levels of property damage and business interruption.  While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses.  The loss of, or damage to, any of our facilities could have a material adverse effect on our business, results of operations and financial condition.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item has been previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.            [Reserved]

Item 5.            OTHER INFORMATION

None.

Item 6.            EXHIBITS

(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: May 10, 2010	By:	/s/ JACQUALYN A. FOUSE
Jacqualyn A. Fouse
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

10.1         Employment Offer Letter for D. Benedict Pearcy, effective as of February 1, 2009.

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

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101          The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as block text.*

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