Form 10-Q
period 2010-06-30
Bunge LTD
filed 2010-08-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of August 2, 2010 the number of common shares outstanding of the registrant was:

Common shares, par value $.01:  140,278,624

BUNGE LIMITED

i

PART I— FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$10,974	$10,994	$21,319	$20,192
Cost of goods sold	(10,549)	(10,582)	(20,349)	(19,645)

Gross profit	425	412	970	547
Selling, general and administrative expenses	(415)	(309)	(762)	(603)
Gain on sale of fertilizer nutrients assets	2,440	—	2,440	—
Interest income	23	40	42	76
Interest expense	(101)	(66)	(179)	(133)
Foreign exchange (losses) gains	(49)	320	(99)	301
Other income (expense) – net	(3)	(1)	(3)	(8)

Income from operations before income tax	2,320	396	2,409	180
Income tax expense	(542)	(79)	(551)	(45)

Income from operations after income tax	1,778	317	1,858	135
Equity in earnings of affiliates	9	5	9	11

Net income	1,787	322	1,867	146
Net income attributable to noncontrolling interest	(9)	(9)	(26)	(28)

Net income attributable to Bunge	1,778	313	1,841	118
Convertible preference share dividends	(20)	(20)	(39)	(39)

Net income available to Bunge common shareholders	$1,758	$293	$1,802	$79

Earnings per common share – basic (Note 19)
Earnings to Bunge common shareholders	$12.21	$2.40	$12.68	$0.65

Earnings per common share – diluted (Note 19)
Earnings to Bunge common shareholders	$11.15	$2.28	$11.67	$0.64

Dividends per common share	$0.23	$0.21	$0.44	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. dollars in millions, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,771	$553
Trade accounts receivable (less allowance of $189 and $192)	2,489	2,363
Inventories (Note 5)	4,571	4,862
Deferred income taxes	145	506
Other current assets (Note 6)	2,980	3,499
Total current assets	12,956	11,783

Property, plant and equipment, net	4,651	5,347
Goodwill (Note 7)	960	427
Other intangible assets, net (Note 8)	191	170
Investments in affiliates	584	622
Deferred income taxes	966	979
Other non-current assets	1,786	1,958
Total assets	$22,094	$21,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$172	$166
Current portion of long-term debt	844	31
Trade accounts payable	3,278	3,275
Deferred income taxes	68	100
Other current liabilities (Note 10)	2,345	2,635
Total current liabilities	6,707	6,207

Long-term debt	2,828	3,618
Deferred income taxes	115	183
Other non-current liabilities	757	913

Commitments and contingencies (Note 15)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized — 862,500; issued and outstanding: 2010 and 2009 — 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2010 and 2009 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued: 2010 — 144,713,558 shares, 2009 — 134,096,906 shares	1	1
Additional paid-in capital	4,252	3,625
Retained earnings	5,734	3,996
Accumulated other comprehensive income (loss)	(25)	319
Treasury shares, at cost (2010 — 2,050,000 shares)	(107)	—
Total Bunge shareholders’ equity	11,408	9,494
Noncontrolling interest	279	871
Total equity	11,687	10,365
Total liabilities and shareholders’ equity	$22,094	$21,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in millions)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,867	$146
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange loss (gain) on debt	225	(359)
Gain on sale of fertilizer nutrients assets	(2,440)	—
Impairment of assets	12	—
Bad debt expense	16	23
Depreciation, depletion and amortization	215	200
Stock-based compensation expense	34	16
Recoverable taxes provision	1	37
Deferred income taxes	202	(104)
Equity in earnings of affiliates	(9)	(11)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(645)	361
Inventories	(80)	(528)
Prepaid commodity purchase contracts	(126)	(211)
Secured advances to suppliers	67	257
Trade accounts payable	522	(1,111)
Advances on sales	20	21
Unrealized net gain/loss on derivative contracts	15	213
Margin deposits	153	(279)
Accrued liabilities	179	(69)
Other—net	(387)	(356)
Cash used for operating activities	(159)	(1,754)
INVESTING ACTIVITIES
Payments made for capital expenditures	(547)	(346)
Acquisitions of businesses (net of cash acquired)	(133)	(19)
Proceeds from sale of fertilizer nutrients assets	3,886	—
Cash disposed in sale of fertilizer nutrients assets	(106)	—
Proceeds from investments	28	60
Proceeds from disposal of property, plant and equipment	3	5
Related party loans	(7)	(19)
Investments in affiliates	(2)	—
Change in restricted cash	—	(28)
Cash provided by (used for) investing activities	3,122	(347)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	219	364
Proceeds from short-term debt with maturities greater than 90 days	267	784
Repayments of short-term debt with maturities greater than 90 days	(852)	(625)
Proceeds from long-term debt	132	2,857
Repayment of long-term debt	(306)	(1,754)
Proceeds from sale of common shares	2	1
Repurchase of common shares	(86)	—
Dividends paid to preference shareholders	(39)	(39)
Dividends paid to common shareholders	(60)	(46)
Dividends paid to noncontrolling interest	—	(8)
Other	22	(3)
Cash (used for) provided by financing activities	(701)	1,531
Effect of exchange rate changes on cash and cash equivalents	(44)	55
Net increase (decrease) in cash and cash equivalents	2,218	(515)
Cash and cash equivalents, beginning of period	553	1,004
Cash and cash equivalents, end of period	$2,771	$489

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non - Controlling Interest	Total Equity	Comprehensive Income (Loss)
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$—	$692	$8,128
Comprehensive income (loss)—2009:
Net income	—	—	—	—	—	118	—	—	28	146	$146
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	596	—	101	697	697
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $12	—	—	—	—	—	—	32	—	—	32	32
Unrealized investment gains, net of tax expense of $1	—	—	—	—	—	—	2	—	—	2	2
Reclassification of realized net gains, net of tax of $18	—	—	—	—	—	—	33	—	(2)	31	31
Pension adjustment, net of tax benefit $5	—	—	—	—	—	—	(4)	—	(6)	(10)	(10)
Total comprehensive income	—	—	—	—	—	—	659	—	121		$898
Dividends on common shares	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares	—	—	—	—	—	(39)	—	—	—	(39)
Dividends paid to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(43)	(43)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	41	41
Consolidation of a subsidiary									5	5
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	16	—	—	—	—	16
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	404,464	—	(4)	—	—	—	—	(4)
Balance June 30, 2009	7,762,455	$1,553	122,036,920	$1	$2,857	$3,852	$(152)	$—	$799	$8,910

(Continued on following page)

	Convertible Preference Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interest	Total Equity	Comprehensive Income (Loss)

Balance, January 1, 2010	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Comprehensive income (loss)—2010:
Net income	—	—	—	—	—	1,841	—	—	26	1,867	$1,867
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(346)	—	(45)	(391)	(391)
Unrealized gains on commodity futures and foreign exchange contracts, net of tax of $0	—	—	—	—	—	—	1	—	—	1	1
Unrealized investment gains, net of tax expense of $0	—	—	—	—	—	—	(1)	—	—	(1)	(1)
Other postretirement healthcare subsidy tax deduction adjustment	—	—	—	—	—	—	2	—	—	2	2
Total comprehensive income (loss)	—	—	—	—	—	—	(344)		(19)		$1,478
Dividends on common shares	—	—	—	—	—	(64)	—	—	—	(64)
Dividends on preference shares	—	—	—	—	—	(39)	—	—	—	(39)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(6)	(6)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	27	27
Initial consolidation of subsidiary	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly owned subsidiary (Note 18)	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	34	—	—	—	—	34
Repurchase of common shares	—	—	(2,050,000)	—	—	—	—	(107)	—	(107)
Issuance of common shares:
—Business acquisition (Note 3)	—	—	10,252,895	—	597	—	—	—	—	597
—stock options and award plans, net of shares withheld for taxes	—	—	363,757	—	(4)	—	—	—	—	(4)
Balance June 30, 2010	7,762,455	$1,553	142,663,558	$1	$4,252	$5,734	$(25)	$(107)	$279	$11,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2009 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, forming part of Bunge’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010.

Reclassifications — Certain reclassifications related to Bunge’s change in segments were made to the prior period condensed consolidated financial statements to conform to the current period presentation (see Note 20 of the notes to the condensed consolidated financial statements).

2.             ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Amendment to Consolidation — In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise’s involvement in VIEs.  As a result of the adoption of this standard on January 1, 2010, Bunge consolidated one of its agribusiness joint ventures (see Note 18 of notes to the condensed consolidated financial statements).

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under Bunge’s accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on Bunge’s condensed consolidated balance sheet.  In addition, during the six months ended June 30, 2010 Bunge reduced its utilization of the securitization programs.  As a result, the amounts outstanding under the securitization programs at June 30, 2010 are not significant.  The adoption of this standard did not have a material impact on Bunge’s financial position, results from operations or cash flows.

3.             BUSINESS ACQUISITIONS

Moema Acquisition — In February 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states that were formerly part of the Moema Group through the acquisition of Usina Moema Patricpacãoes S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par.  Bunge collectively refers to the acquired entities as Moema.  The purchase consideration for the Moema acquisition was as follows:

(US$ in millions)
Fair value of Bunge Limited common shares issued	$597
Cash paid	51
Contingent purchase price at fair value	3
Total purchase price	$651

Bunge issued 9,718,632 of its common shares with a fair value of $570 million and paid 97 million Brazilian reais in cash, which equated to approximately $51 million, at the closing of the transaction.  The final purchase price was subject to a post-closing purchase price adjustment based on working capital and net debt of the acquired companies at closing under Brazilian generally accepted accounting principles.  During the second quarter of 2010, Bunge issued 534,263 of its common shares, with a fair value of $27 million and paid 0.5 million Brazilian reais in cash, which equated to approximately $0.3 million, in connection with the finalization of the post-closing purchase price adjustments with certain of the sellers.  In addition, included in other current liabilities in the condensed consolidated balance sheet at June 30, 2010 is approximately $3 million representing a contingent liability pending determination of the remaining post-closing purchase price adjustments.  These remaining purchase price adjustments settled in the third quarter of 2010.

Acquisition related expenses of $11 million were recorded in selling, general and administrative expenses in the condensed consolidated statements of income in the three months ended March 31, 2010.  There were no additional acquisition related expenses recorded for the three months ended June 30, 2010 associated with the Moema Acquisition.

The table below includes Bunge’s preliminary assessment of the fair values of assets and liabilities acquired and related goodwill, including certain reclassifications made during the three months ended June 30, 2010:

(US$ in millions)	March 31, 2010	Reclassifications	June 30, 2010
Assets acquired:
Cash	$3	$—	$3
Inventories	184	3	187
Other current assets	64	2	66
Property, plant and equipment	642	15	657
Other intangible assets	44	—	44
Other non-current assets	100	3	103
Total assets	1,037	23	1,060
Liabilities acquired:
Short-term debt	(378)	—	(378)
Other current liabilities	(349)	47	(302)
Long-term debt	(177)	—	(177)
Other non-current liabilities	(30)	(61)	(91)
Total liabilities	(934)	(14)	(948)

Goodwill	545	(6)	539

Total purchase price	$648	$3	$651

Intangible assets consist of the following:

		Useful Life
(US$ in millions)
Land lease agreements	$43	7 years
Other	1	2-20 years
Total	$44

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

Moema is included in the sugar and bioenergy segment and the goodwill from this acquisition has been assigned to that segment.  The acquisition is expected to complement Bunge’s existing sugarcane milling and trading and merchandising activities.  The acquisition increases Bunge’s presence in the sugar and sugarcane-based ethanol industry in Brazil, substantially increasing Bunge’s total current annual sugarcane crushing capacity.  The acquired mills form a cluster within a highly productive region for sugarcane in Brazil.  The Moema management team’s experience in sugarcane agricultural and industrial processes is expected to complement Bunge’s expertise in trade and financial risk management.  Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition.  The goodwill of $539 million is deductible for tax purposes.  In addition, the tax deductible goodwill exceeds the U.S. GAAP goodwill by approximately $59 million resulting in tax deductible goodwill of approximately $598 million.  As a result, a deferred tax asset of approximately $30 million, relating to the excess tax deductible goodwill has been recorded in other long-term assets as part of the preliminary purchase price allocation.  Final amounts will be determined upon final settlement of the contingent purchase price.

Supplemental pro forma financial information is not presented for the three and six months ended June 30, 2009 because it is not practical to provide this information as Moema historically did not prepare quarterly financial statements and did not report results under U.S. GAAP.

Included in the condensed consolidated statements of income for the three and six months ended June 30, 2010 were net sales and income (loss) from operations before income taxes of $110 million and zero and $181 million and $(19) million, respectively.

Argentina Fertilizer Acquisition — On January 11, 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., a subsidiary of Petroleo Brasileiro S.A. (Petrobras), for approximately $80 million.  The acquired business is included in Bunge’s fertilizer segment.  This acquisition expands Bunge’s presence in the Argentine retail fertilizer market, allowing it to further develop synergies with its grain origination operations through the sale of products to farmers from whom it may purchase commodities.  With the preliminary determination of the fair values of assets and liabilities acquired, $66 million of the purchase price was allocated to property, plant and equipment, $6 million to other current assets, $4 million to other intangible assets, primarily a non-compete agreement, and $4 million to goodwill.  There were no adjustments to the preliminary allocations during the second quarter of 2010.

Other — In 2010, Bunge finalized the purchase price allocation related to its 2009 acquisition of the European margarine businesses of Raisio plc.  The purchase price was 81 million Euros in cash, which equated to approximately $115 million, net of $5 million of cash received.  Bunge initially recognized $50 million as goodwill in its edible oil products segment related to this acquisition.  Upon completion of acquisition accounting, goodwill was reduced by $4 million and $4 million was allocated to deferred tax liabilities.

4.             BUSINESS DIVESTITURE

In January 2010, Bunge and two of its wholly owned subsidiaries entered into a definitive agreement (as amended, the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale would acquire Bunge’s fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil).  The transaction closed on May 27, 2010. Bunge received cash proceeds of $3.9 billion and recognized a gain of $2.4 billion ($1.9 billion net of tax) in its fertilizer segment. Included in the calculation of the gain is $152 million of transaction costs incurred in connection with the divestiture. Total income tax associated with the transaction was $539 million, of which $275 million was paid during the three months ended June 30, 2010, $5 million is expected to be paid in the second half of 2010 and approximately $259 million is expected to be offset by deferred tax assets and other tax credits and therefore is not expected to result in cash tax payments. Approximately $56 million related to a post-closing adjustment is expected to be received by Bunge in the second half of 2010.

Approximately $142 million of transaction costs and $275 million of withholding taxes are included as a component of cash used for operating activities in Bunge’s condensed consolidated statements of cash flows in the six months ended June 30, 2010.  Gross proceeds of $3.9 billion and cash disposed of $106 million related to the sale of the Brazilian fertilizer nutrients assets are included as a component of cash provided by investing activities in Bunge’s condensed consolidated statements of cash flows in the six months ended June 30, 2010.

Assets and liabilities disposed of as part of this transaction were classified as held for sale in Bunge’s condensed consolidated balance sheet at March 31, 2010, which included approximately $1,516 million of property, plant and equipment, net, related to fertilizer mining properties and other plants and equipment of the fertilizer nutrients activities.

5.             INVENTORIES

Inventories by segment are included in the table below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(US$ in millions)	June 30, 2010	December 31, 2009
Agribusiness (1)	$3,264	$3,535
Sugar and Bioenergy (2)	269	89
Fertilizer (3)	557	749
Edible oil products (4)	356	371
Milling products (4)	125	118
Total	$4,571	$4,862

(1)          Includes readily marketable agricultural commodity inventories carried at fair value of $3,013 and $3,197 at June 30, 2010 and December 31, 2009, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)          Includes readily marketable sugar inventories of $63 million and $21 million at June 30, 2010 and December 31, 2009, respectively.  Of these readily marketable sugar inventories, $35 million and $21 million, respectively, were inventories carried at fair value in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.

(3)          Fertilizer inventories are carried at lower of cost or market.

(4)          Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $157 million and $162 million at June 30, 2010 and December 31, 2009, respectively.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	June 30, 2010	December 31, 2009
Prepaid commodity purchase contracts (1)	$299	$110
Secured advances to suppliers (2)	197	275
Unrealized gains on derivative contracts at fair value	754	1,202
Recoverable taxes (3)	503	680
Margin deposits (4)	375	530
Marketable securities	74	15
Other	778	687
Total	$2,980	$3,499

(1)          Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)          Bunge makes cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  These advances are strictly financial in nature.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $281 million and $308 million at June 30, 2010 and December 31, 2009, respectively, net of allowance for uncollectible advances, which are included in other non-current assets in the condensed consolidated balance sheets.  The allowance for uncollectible advances totaled $79 million and $75 million at June 30, 2010 and December 31, 2009, respectively.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $19 million and $36 million at June 30, 2010 and December 31, 2009, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $15 million and $20 million at June 30, 2010 and December 31, 2009, respectively.  These renegotiated advances are largely collateralized by future crops and mortgages on assets such as land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance or obtain title to the assets pledged by the farmers as collateral, equal to an aggregate of $259 million and $264 million at June 30, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crop years.

Interest earned on secured advances to suppliers of $6 million and $9 million for the three months ended June 30, 2010 and 2009, respectively, and $15 million and $25 million for the six months ended June 30, 2010 and 2009, respectively, is included in net sales in the condensed consolidated statements of income.

(3)          Bunge has an additional recoverable taxes balance of $879 million and $769 million at June 30, 2010 and December 31, 2009, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $118 million and $164 million at June 30, 2010 and December 31, 2009, respectively.

(4)          Margin deposits include U.S. treasury securities at fair value and cash.

7.             GOODWILL

For the six months ended June 30, 2010, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Total
Balance, December 31, 2009	$204	$130	$—	$83	$10	$427
Acquired goodwill (1)	—	539	4	—	—	543
Reallocation of acquired goodwill (1)	—	—	—	(4)	—	(4)
Tax benefit on goodwill amortization (2)	(3)	—	—	—	—	(3)
Foreign exchange translation	(6)	15	—	(11)	(1)	(3)
Balance, June 30, 2010	$195	$684	$4	$68	$9	$960

(1)          See Note 3 of the notes to the condensed consolidated financial statements.

(2)          Bunge’s Brazilian subsidiaries’ tax deductible goodwill is in excess of book goodwill.  For financial reporting purposes, for goodwill acquired prior to 2009, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

8.             OTHER INTANGIBLE ASSETS

Other intangible assets, net consist of the following:

(US$ in millions)	June 30, 2010	December 31, 2009
Trademarks/brands, finite-lived	$118	$130
Licenses	11	12
Other	114	72
	243	214
Less accumulated amortization:
Trademarks/brands (1)	(49)	(47)
Licenses	(2)	(2)
Other	(28)	(23)
	(79)	(72)
Trademarks/brands, indefinite-lived	27	28
Intangible assets, net of accumulated amortization	$191	$170

(1)          Bunge’s Brazilian subsidiary’s tax deductible goodwill in the agribusiness segment is in excess of its book goodwill.  For financial reporting purposes, for other intangible assets acquired prior to 2009, before recognizing any income tax benefit of tax deductible goodwill in excess of book goodwill in the condensed consolidated statements of income and after the related book goodwill has been reduced to zero, any such remaining tax deductible goodwill in excess of book goodwill is used to reduce other intangible assets to zero.

In the first quarter of 2010, Bunge assigned values totaling $48 million to other intangible assets acquired in business acquisitions, with $44 million and $4 million, respectively, in the sugar and bioenergy and fertilizer segments.  Finite lives of these assets range from 2 and 20 years.  (See Note 3 of the notes to the condensed consolidated financial statements).  In addition, $9 million of other intangible assets, net have been disposed of as part of the sale of the Brazilian fertilizer nutrients assets (see Note 4 to the condensed consolidated financial statements). Aggregate amortization expense was $7 million and $2 million for the three months ended June 30, 2010 and 2009, respectively, and $11 million and $4 million for the six months ended June 30, 2010 and 2009, respectively.  The annual estimated aggregate amortization expense for 2010 is approximately $27 million with approximately $21 million estimated per year for 2011 through 2014.

9.                                      IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment —Bunge recorded no pretax impairment charges for the three months ended June 30, 2010 in its consolidated statements of income. In the six months ended June 30, 2010, Bunge recorded pretax non-cash impairment charges of $12 million in cost of goods sold in its consolidated statements of income, of which $10 million was allocated to its agribusiness segment and $2 million was allocated to its milling products segments, respectively, relating to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line.  Declining results of operations at this facility due to local competitive pressures, as well as Bunge’s additions of new, larger and better located facilities in recent years led management to decide to permanently close this facility.  The fair values of the facility are not material and were determined internally by Bunge’s management.

Restructuring — Bunge recorded pretax restructuring charges of $14 million and $26 million in the three and six months ended June 30, 2010, respectively, primarily related to its Brazilian, North American and European operations. In the three and six months ended June 30, 2010, these charges consisted of termination benefit costs and other expenses related to the consolidation of Bunge’s Brazilian operations that were recorded as selling, general and administrative expenses totaling $4 million, $3 million, $3 million, and $2 million in the agribusiness, sugar and bioenergy, milling products and edible oil products segments, respectively.  Also in the three and six months ended June 30, 2010, restructuring charges of $2 million were recorded in cost of goods sold in the edible oil products segment related to certain of Bunge’s European operations.  For the six months ended June 30, 2010, additional restructuring costs of $5 million, $1 million, $1 million, $1 million and $4 million in the agribusiness, sugar and bioenergy, milling products, edible oil products and fertilizer segments, respectively, were included in cost of goods sold related primarily to the closure of the oilseed processing facility in the United States and the consolidation of management and administrative functions in Brazil.

Termination benefit costs in the agribusiness segment for the six months ended June 30, 2010 related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of our operations in Brazil.  This consolidation also impacted Bunge’s sugar and bioenergy, fertilizer, edible oil products and milling products segments.  Termination benefit costs in our edible oil products segment related to 514 employees in connection with the reorganization of certain of our operations in Europe.  Bunge has a $12 million accrued liability related to the Brazilian restructuring as of June 30, 2010.  Substantially all of these costs will be paid in 2010 under severance plans that were defined and communicated in 2010.  Funding for the payments will be provided by cash flows from operations.

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	June 30, 2010	December 31, 2009
Accrued liabilities	$1,200	$1,046
Unrealized losses on derivative contracts at fair value	842	1,250
Advances on sales	273	253
Other	30	86
Total	$2,345	$2,635

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.  Bunge’s exchange traded agricultural commodity futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	June 30, 2010				December 31, 2009
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Readily marketable inventories (Note 5)	$—	$2,851	$354	$3,205	$—	$3,271	$109	$3,380
Unrealized gain on designated derivative contracts (4):
Interest Rate	—	7	—	7	—	9	—	9
Foreign Exchange	—	16	—	16	—	11	—	11
Freight	—	—	—	—	—	—	—	—
Unrealized gain on undesignated derivative contracts (4):
Foreign Exchange	—	76	2	78	—	41	3	44
Commodities	48	440	107	595	34	905	94	1,033
Freight	—	43	10	53	—	68	8	76
Energy	5	14	3	22	10	22	13	45
Other (5)	175	133	—	308	138	16	—	154
Total assets	$228	$3,580	$476	$4,284	$182	$4,343	$227	$4,752

	Fair Value Measurements at Reporting Date Using
	June 30, 2010				December 31, 2009
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$—	$—	$—	$—	$—	$7	$—	$7
Foreign Exchange	—	85	—	85	—	123	—	123
Freight	—	—	—	—	—	—	—	—
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	—	1	—	1	—	2	—	2
Foreign Exchange	—	33	—	33	7	15	—	22
Commodities	125	442	73	640	113	693	84	890
Freight	40	63	—	103	98	106	—	204
Energy	3	3	2	8	8	7	3	18
Total liabilities	$168	$627	$75	$870	$226	$953	$87	$1,266

(1)          Quoted prices in active markets for identical assets.

(2)          Significant other observable inputs.

(3)          Significant unobservable inputs.

(4)          Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  At June 30, 2010 and December 31, 2009, $7 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)          Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(6)          Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  At June 30, 2010 and December 31, 2009, $17 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

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

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.  Bunge did not have significant transfers in and/or out of Level 3 during the three and six months ended June 30, 2010.

Level 3 Derivatives — The fair values of Level 3 derivative instruments are estimated using pricing information that is less observable.  Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange-cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.  Bunge did not have significant adjustments relating to non-performance by counterparties as of June 30, 2010.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010 and 2009.  Level 3 instruments presented in the tables include certain readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total

Balance, April 1, 2010	$49	$354	$403
Total gains and losses (realized/unrealized) included in cost of goods sold	(10)	104	94
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	(1)	—	(1)
Purchases, issuances and settlements	(2)	(104)	(106)
Transfers into Level 3	19	—	19
Transfers (out) of Level 3	(8)	—	(8)
Balance, June 30, 2010	$47	$354	$401

(1)           Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total

Balance, January 1, 2010	$31	$109	$140
Total gains and losses (realized/unrealized) included in cost of goods sold	(15)	154	139
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	—	—	—
Purchases, issuances and settlements	16	91	107
Transfers into Level 3	30	—	30
Transfers (out) of Level 3	(15)	—	(15)
Balance, June 30, 2010	$47	$354	$401

(1)           Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, April 1, 2009	$(102)	$367	$265
Total gains and losses (realized/unrealized) included in cost of goods sold	(95)	85	(10)
Purchases, issuances and settlements	48	204	252
Transfers in (out) of Level 3	135	—	135
Balance, June 30, 2009	$(14)	$656	$642

(1)           Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2009	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in earnings	61	150	211
Purchases, issuances and settlements	(78)	323	245
Transfers in (out) of Level 3	104	—	104
Balance, June 30, 2009	$(14)	$656	$642

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were held at June 30, 2010 and 2009.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2010:
Cost of goods sold	$8	$82	$90
Foreign exchange gains (losses)	$(1)	$—	$(1)
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2009:
Cost of goods sold	$(18)	$70	$52

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were held at June 30, 2010 and 2009.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2010:
Cost of goods sold	$80	$91	$171
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2009:
Cost of goods sold	$12	$114	$126

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

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements as of June 30, 2010.

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$250	$250
Weighted average rate payable — 1.18% (1)
Weighted average rate receivable — 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (1)
Weighted average rate receivable — 0.35% (3)

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

The table below summarizes the notional amounts of open foreign exchange positions as of June 30, 2010:

	June 30, 2010
	Exchange Traded	Non-exchange
	Net—(Short)	Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$—	(202)	154	Delta
Forwards	(29)	(6,199)	6,963	Notional
Swaps	—	(1,212)	1,067	Notional

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

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements as of June 30, 2010:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)

U.S. dollar/Yen cross-currency interest rate swaps	$113	$113

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

The table below summarizes the volumes of open agricultural commodities derivative positions as of June 30, 2010:

	June 30, 2010
	Exchange Traded	Non-exchange
	Net (Short) &	Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(4,643,135)	—	—	Metric Tons
Options	(102,946)	(14,550)	112,669	Metric Tons
Forwards	—	(18,276,206)	23,163,538	Metric Tons
Swaps	—	(1,244,648)	—	Metric Tons

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

The table below summarizes the open ocean freight positions as of June 30, 2010:

	June 30, 2010
	Exchange Traded	Non-exchange
	Net (Short) &	Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(11,524)	(1,469)	2,767	Hire Days
FFA Options	386	—	—	Hire Days

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

The table below summarizes the open energy positions as of June 30, 2010:

	June 30, 2010
	Exchange Traded	Non-exchange		Unit of
	Net (Short) &	Cleared		Measure
	Long (1)	(Short) (2)	Long (2)	(3) (4)
Natural Gas (3)
Futures	4,372,500	—	—	MMBtus
Swaps	—	—	734,463	MMBtus
Options	441,750	—	—	MMBtus
Electricity
Swaps	—	(14,640)	—	Mwh
Energy—Other
Futures	123,200	—	—	Metric Tons
Forwards	—	(1,349,966)	3,238,977	Metric Tons
Swaps	—	(117,539)	57,803	Metric Tons
Options	1,152,750	(100,472)	369,506	Metric Tons

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

The Effect of Derivative Instruments on the Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statement of income for the six months ended June 30, 2010 and 2009:

	Gain or (Loss) Recognized in Income on Derivative
		June 30,
(US$ in millions)	Location	2010	2009
Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$—	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—	—
Commodities (3)	Cost of goods sold	—	—
Freight (3)	Cost of goods sold	1	(7)
Energy (3)	Cost of goods sold	—	—
Total		$1	$(7)
Undesignated Derivative Contracts
Interest Rate	Other income (expenses)—net	$—	$—
Foreign Exchange	Foreign exchange gains (losses)	135	(99)
Foreign Exchange	Cost of goods sold	66	(10)
Commodities	Cost of goods sold	324	(178)
Freight	Cost of goods sold	(30)	34
Energy	Cost of goods sold	(15)	(11)
Total		$480	$(264)

(1)          The gain or (loss) on the hedged items is included in interest income and interest expense, respectively, as is the offsetting gain or (loss) on the related interest rate swaps.

(2)          The gain or (loss) on the hedged items is included in foreign exchange gains (losses).

(3)          The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income for the six months ended June 30, 2010.

	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	OCI (1)	Location	Amount	Location	Amount (3)
(US$ in millions)
Cash Flow Hedge:

Foreign Exchange (4)	$1,575	$2	Cost of goods sold	$1	Cost of goods sold	$—
Commodities (5)	61	(1)	Cost of goods sold	(2)	Cost of goods sold	1
Total	$1,636	$1		$(1)		$1
Net Investment Hedge (6):
Foreign Exchange	$589	$(4)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$589	$(4)		$—		$—

(1)          The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2010, Bunge expects to reclassify into income in the next 12 months approximately $1 million of after tax gains, related to its foreign exchange and zero for both the agricultural commodities and net investment cash flow hedges.

(2)          The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)          The amount of gain recognized in income is $1 million, which relates to the ineffective portion of the hedging relationships and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2009:

	Notional	Gain or (Loss) Recognized in	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
	Amount	Accumulated OCI (1)	Location	Amount	Location	Amount (3)

(US$ in millions)

Cash Flow Hedge:
Foreign Exchange (4)	$513	$44	Foreign exchange gains (losses)	$(32)	Foreign exchange gains (losses)	$5
Commodities (5)	65	(12)	Cost of goods sold	(1)	Cost of goods sold	1
Total	$578	$32		$(33)		$6

Net Investment Hedge (6):
Foreign Exchange	$419	$(73)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$419	$(73)		$—		$—

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

(4)          The foreign exchange forward contracts mature at various dates in 2009 and 2010.

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

12.                               DEBT

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2010		December 31, 2009
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,672	$3,952	$3,649	$3,796

In February 2010, Bunge repurchased and canceled approximately $2 million of its $200 million aggregate principal amount of 7.80% senior notes due 2012.  In July 2010, Bunge used proceeds from the sale of its Brazilian fertilizer nutrients assets to redeem certain senior notes and repay certain term loans and subsidiary long-term debt.  See Note 21 of the notes to the condensed consolidated financial statements.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products and fertilizer products from its unconsolidated joint ventures, which totaled $133 million and $376 million for the three months ended June 30, 2010 and 2009, respectively, and $272 million and $519 million for the six months ended June 30, 2010 and 2009, respectively.  Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $100 million and $191 million for the three months ended June 30, 2010 and 2009, respectively, and $229 million and $319 million for the six months ended June 30, 2010 and 2009, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

14.                               EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended June 30,		Foreign-Pension Benefits Three Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$4	$3	$1	$1
Interest cost	6	6	8	9
Expected return on plan assets	(6)	(6)	(10)	(10)
Amortization of prior service cost	—	1	—	—
Amortization of net loss (gain)	1	—	—	(1)
Net periodic benefit cost	$5	$4	$(1)	$(1)

	U.S.-Pension Benefits Six Months Ended June 30,		Foreign-Pension Benefits Six Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$7	$6	$2	$2
Interest cost	12	11	20	18
Expected return on plan assets	(12)	(11)	(23)	(19)
Amortization of prior service cost	1	1	—	—
Amortization of net loss (gain)	2	1	—	(2)
Net periodic benefit cost	$10	$8	$(1)	$(1)

	U.S.-Postretirement Healthcare Benefits Three Months Ended June 30,		Foreign-Postretirement Healthcare Benefits Three Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$—	$—	$1	$—
Interest cost	1	1	3	2
Amortization of prior service cost	—	—	(1)	—
Amortization of net loss (gain)	—	—	1	—
Net periodic benefit cost	$1	$1	$4	$2

	U.S.-Postretirement Healthcare Benefits Six Months Ended June 30,		Foreign-Postretirement Healthcare Benefits Six Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$—	$—	$1	$—
Interest cost	1	1	6	4
Amortization of prior service cost	—	—	(1)	—
Amortization of net loss (gain)	—	—	1	—
Net periodic benefit cost	$1	$1	$7	$4

In the six months ended June 30, 2010, Bunge made contributions totaling $1 million and $8 million to its U.S. and foreign defined benefit pension plans, respectively.  In the six months ended June 30, 2009, Bunge made contributions totaling $28 million and $4 million to its U.S. and foreign defined benefit pension plans, respectively.

In the six months ended June 30, 2010, Bunge made contributions totaling $1 million and $4 million to its U.S. and foreign postretirement benefit plans, respectively.  In the six months ended June 30, 2009, Bunge made contributions totaling $1 million and $3 million to its U.S. and to its foreign postretirement benefit plans, respectively.

15.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at June 30, 2010 and December 31, 2009 are the following accrued liabilities:

	June 30,	December 31,
(US$ in millions)	2010	2009
Tax claims	$110	$135
Labor claims	75	97
Civil and other claims	98	110
Total	$283	$342

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

Civil and Other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees—Bunge has issued or was a party to the following guarantees at June 30, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$120
Unconsolidated affiliates financing (2)	50
Total	$170

(1)          Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2010, Bunge had approximately $81 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  The fair value of these guarantees at June 30, 2010 was not significant.

(2)          Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At June 30, 2010, Bunge recorded $4 million related to the fair values of these guarantees.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2010, debt with a carrying amount of $3,419 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Brazil Tax Law Changes — New “thin capitalization” tax legislation was enacted in Brazil in June 2010, and denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.  The thin capitalization legislation provides for an effective date of January 1, 2010 with respect to both the income tax and social contribution tax on income (25% and 9%, respectively, which are reported together as income tax expense in Bunge’s condensed consolidated statements of income).  However, based on external legal advice Bunge has concluded that under Brazil’s Constitution, the new law cannot apply to the income tax portion until January 1, 2011 and the social contribution portion can only apply from March 15, 2010.  Because Bunge believes that it is more likely than not that this position will be sustained, it has not accrued any income tax with respect to this new legislation but has accrued the social contribution portion only of $27 million from March 15, 2010.

16.                               SHAREHOLDERS’ EQUITY

Share Repurchase Program — On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.  Bunge has repurchased 2,050,000 common shares, for approximately $107 million, under the program through June 30, 2010.

17.                               COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Net income	$1,787	$322	$1,867	$146
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax of $0	(277)	785	(391)	697
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax benefit (expense) of $1, $0 (2010) and $(4), $(12) (2009)	(2)	18	1	32
Unrealized gains on investments, net of tax expense of $0, $0 (2010) and $(1), $(1) (2009)	(1)	2	(1)	2
Reclassification of realized net losses (gains) to net income, net of tax of (benefit) expense $1, $0 (2010) and $(19), $(18) (2009)	(1)	32	—	31
Pension adjustment, net of tax benefit of $5	—	—	—	(10)
Other postretirement healthcare subsidy tax deduction adjustment	—	—	2	—
Total comprehensive income	1,506	1,159	1,478	898
Less: Comprehensive loss (income) attributable to noncontrolling interest	18	(120)	19	(121)
Total comprehensive income attributable to Bunge	$1,524	$1,039	$1,497	$777

18.                               TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

On May 27, 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its direct and indirect 54% ownership interest in the voting common shares and 36% interest in the nonvoting preferred shares of Fosfertil (representing Bunge’s right to approximately 42% of the earnings of Fosfertil).  See Note 4 of the notes to the condensed consolidated financial statements.  Prior to this date, Fosfertil was a consolidated subsidiary of Bunge.  Effective as of the date of sale and as a result of this transaction, Bunge deconsolidated Fosfertil and derecognized $588 million of noncontrolling interests, which represented approximately 58% of noncontrolling interest in earnings of Fosfertil.

In 2009, Bunge entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S. Bunge has a 51% controlling interest in the joint venture, which it consolidates.  In the six months ended June 30, 2010, the noncontrolling interest holders, (49%) made a $27 million capital contribution to this joint venture.  Bunge made a proportionate capital contribution, which resulted in no ownership percentage change.  In the second quarter of 2009, Bunge received $9 million of capital contributions from the noncontrolling interests, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

Effective January 1, 2010, Bunge adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs).  As a result of this adoption, Bunge consolidated AGRI-Bunge, LLC, an agribusiness joint venture which originates grains and operates a Mississippi river terminal in the United States in which Bunge has 50% voting power and a 34% interest in the equity and earnings.  Bunge recorded $3 million of noncontrolling equity interest upon its consolidation of this joint venture in the first quarter of 2010.

During the six months ended June 30, 2010, certain third party investors redeemed their shares in a private investment fund consolidated by Bunge.  The shares were valued at $6 million and represented 14% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund, along with $1 million of dividends representing their share of the cumulative earnings of the fund.  This resulted in Bunge’s ownership interest in the fund increasing from 31% at December 31, 2009 to 35% at June 30, 2010.  In the six months ended June 30, 2009, certain third party investors in the same private investment fund redeemed their shares in the fund.  The shares were valued at $43 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund.  Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund.  This transaction resulted in Bunge’s ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at June 30, 2009.

During the six months ended June 30, 2009, certain of Bunge’s Brazilian subsidiaries primarily involved in its sugar business received approximately $36 million in capital contributions from noncontrolling interests.  Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

19.                               EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.  In addition, Bunge accounts for the effects of convertible securities, using the if-converted method.  Under this method, the convertible securities are assumed to be converted and the related dividend or interest expense, net of tax, is added back to earnings, if dilutive.

Bunge had 862,455 mandatory convertible preference shares outstanding as of June 30, 2010.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2416 and 9.7250 Bunge Limited common shares, subject to certain anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416, subject to certain anti-dilution adjustments (which represents 7,108,009 Bunge Limited common shares as of June 30, 2010).

In addition, Bunge had 6,900,000 convertible perpetual preference shares outstanding as of June 30, 2010.  Each convertible preference share has an initial liquidation preference of $100 per share and is convertible, at any time at the holder’s option, into approximately 1.0891 Bunge Limited common shares based on a conversion price of $91.82 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,514,790 Bunge Limited common shares as of June 30, 2010).

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2010	2009	2010	2009
Net income attributable to Bunge	$1,778	$313	$1,841	$118
Convertible preference share dividends	(20)	(20)	(39)	(39)
Net income available to Bunge common shareholders	$1,758	$293	$1,802	$79
Weighted average number of common shares outstanding:
Basic	144,034,189	122,026,034	142,083,975	121,878,864
Effect of dilutive shares:
–Stock options and awards	791,725	962,578	1,003,769	1,040,863
–Convertible preference shares	14,622,799	14,587,437	14,622,799	—
Diluted (1)	159,448,713	137,576,049	157,710,543	122,919,727
Earnings per common share:
Basic	$12.21	$2.40	$12.68	$0.65
Diluted	$11.15	$2.28	$11.67	$0.64

(1)          Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2010.  Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2009.  Approximately 14.6 million weighted average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the six months ended June 30, 2009.

20.                               SEGMENT INFORMATION

Sugar and Bioenergy segment — Bunge participates in the sugar and sugarcane-based ethanol industries through its sugar, trading and merchandising business, headquartered in London, and its sugarcane milling operations in Brazil.  In addition, Bunge has investments in entities that produce corn-based ethanol in the United States.  Bunge wholly owns or has majority interests in seven sugarcane mills in Brazil, five of which were acquired in the Moema acquisition in February 2010 (see Note 3 of the notes to the condensed consolidated financial statements).  Bunge also has an 80% stake in a greenfield mill that it is developing with a partner, which it expects to become initially operational in the second half of 2010.  Most of the mills allow Bunge to adjust production, within certain capacity limits, between sugar (raw and crystal) and sugarcane-based ethanol (hydrous and anhydrous), allowing Bunge to readily respond to changes in customer demand and market prices within each of these product lines.  Bunge also has cogeneration facilities at all mills which produce energy through the burning of sugarcane bagasse in boilers, enabling these mills to be self-sufficient for their energy needs and, in most cases, to sell surplus energy to third parties such as local utilities.

In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment.  Prior to the first quarter of 2010, sugar and bioenergy results and assets were included in the agribusiness segment.  Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation.

As a result, Bunge has five reportable segments—agribusiness, sugar and bioenergy, fertilizer, edible oil products and milling products, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The sugar and bioenergy segment involves sugar origination, milling, trading and merchandising businesses, as well as sugar and sugarcane-based ethanol production and corn-based ethanol investments and activities.  Following the completion of the sale of Bunge’s Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its retail fertilizer business in Brazil as well as its operations in Argentina and the United States (see Note 4 of the notes to the condensed consolidated financial statements).  Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.  The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

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

Operating Segment Information

(US$ in millions)

Three Months Ended June 30, 2010	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Unallocated(1)	Total
Net sales to external customers	$7,406	$963	$641	$1,578	$386	$—	$10,974
Inter–segment revenues	927	7	23	20	8	(985)	—
Gross profit (loss) (1)	270	46	(11)	86	34	—	425
Foreign exchange (losses) gains	(36)	(2)	(9)	(2)	—	—	(49)
Equity in earnings of affiliates	3	(3)	8	—	1	—	9
Noncontrolling interest (1)	(13)	4	(8)	(1)	—	9	(9)
Other income (expense) – net	4	(5)	(2)	1	(1)	—	(3)
Segment EBIT (2) (3)	28	4	2,369	(13)	1	—	2,389
Depreciation, depletion and amortization	(45)	(32)	(9)	(20)	(7)	—	(113)
Total assets (3)	11,171	3,674	3,929	1,874	655	791	22,094

Three Months Ended June 30, 2009
Net sales to external customers	$7,902	$402	$841	$1,472	$377	$—	$10,994
Inter–segment revenues	825	9	2	41	4	(881)	—
Gross profit (loss)	488	17	(212)	83	36	—	412
Foreign exchange gains (losses)	138	—	183	(1)	—	—	320
Equity in earnings of affiliates	3	(2)	1	2	1	—	5
Noncontrolling interest (1)	(6)	3	(5)	—	—	(1)	(9)
Other income (expense) – net	2	2	(2)	(3)	—	—	(1)
Segment EBIT (2)	435	13	(53)	10	14	—	419
Depreciation, depletion and amortization	(46)	(3)	(34)	(17)	(5)	—	(105)
Total assets	12,314	1,828	4,796	1,993	621	256	21,808

Six Months Ended June 30, 2010
Net sales to external customers	$14,051	$1,988	$1,340	$3,151	$789	$—	$21,319
Inter–segment revenues	1,799	25	27	43	41	(1,935)	—
Gross profit	599	68	50	185	68	—	970
Foreign exchange (losses) gains	(77)	7	(25)	(4)	—	—	(99)
Equity in earnings of affiliates	7	(2)	3	—	1	—	9
Noncontrolling interest (1)	(15)	6	(35)	(4)	—	22	(26)
Other income (expense) – net	4	(5)	(3)	1	—	—	(3)
Segment EBIT (2) (3)	150	9	2,329	5	14	—	2,507
Depreciation, depletion and amortization	(91)	(46)	(24)	(40)	(14)	—	(215)
Total assets (3)	11,171	3,674	3,929	1,874	655	791	22,094

Six Months Ended June 30, 2009
Net sales to external customers	$14,144	$793	$1,540	$2,962	$753	$—	$20,192
Inter–segment revenues	1,709	28	11	73	16	(1,837)	—
Gross profit (loss)	700	18	(405)	162	72	—	547
Foreign exchange gains (losses)	117	1	186	(3)	—	—	301
Equity in earnings of affiliates	2	(8)	1	14	2	—	11
Noncontrolling interest (1)	(14)	4	(18)	(4)	—	4	(28)
Other income (expense) – net	(2)	2	(4)	(4)	—	—	(8)
Segment EBIT (2)	463	3	(315)	32	33	—	216
Depreciation, depletion and amortization	(86)	(5)	(66)	(34)	(9)	—	(200)
Total assets	12,314	1,828	4,796	1,993	621	256	21,808

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

(3)          On May 27, 2010, Bunge closed on the sale of its Brazilian fertilizer nutrients assets. As a result of this transaction, Bunge recorded a pretax gain on the sale of $2,440 million.  The Brazilian fertilizer nutrients assets were classified as held for sale at March 31, 2010.  See Note 4 of the notes to the condensed consolidated financial statements.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$2,389	$419	$2,507	$216
Interest income	23	40	42	76
Interest expense	(101)	(66)	(179)	(133)
Income tax expense	(542)	(79)	(551)	(45)
Noncontrolling interest share of interest and tax	9	(1)	22	4
Net income attributable to Bunge	$1,778	$313	$1,841	$118

21.                               SUBSEQUENT EVENTS

In July 2010, Bunge used $966 million of the proceeds from the sale of its Brazilian fertilizer nutrients assets to redeem certain senior notes and repay certain term loans and subsidiary long-term debt with an aggregate principal amount of $860 million.  These transactions resulted in a loss of approximately $89 million, related to make-whole payments on the redeemed and repaid debt that will be included in our condensed consolidated statements of income for the three and nine months ending September 30, 2010.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance:  changes in governmental policies and laws affecting our business, including agricultural and trade policies, environmental regulations, tax regulations and biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives; industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; operational risks, including industrial accidents and natural disasters; our ability to reduce costs and improve margins in our business and other factors affecting our business generally.

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

Second Quarter 2010 Overview

Foreign Currency Exchange Rates

Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates.  Both translation of our foreign subsidiaries’ financial statements and foreign currency transactions can affect our results.  On a monthly basis, functional currency-based subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted average exchange rates during the month.  As a result, fluctuations of functional currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods.  Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss).

Additionally, we record transaction gains or losses on monetary assets and liabilities of our foreign subsidiaries that are not denominated in their functional currencies.  These amounts are remeasured into their respective subsidiary functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the subsidiary’s statement of income and, therefore, in our consolidated statements of income as a foreign exchange gain (loss).

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

During the second quarter of 2010, the U.S. dollar strengthened against most global currencies.  In particular, the Brazilian real devalued by 1% against the U.S. dollar compared to an appreciation of the real by 19% against the U.S. dollar in the second quarter of 2009 and for the six months ended June 30, 2010 the Brazilian real devalued by 3% against the U.S. dollar compared to appreciation of 6% against the U.S. dollar for the same period of 2009.  The devaluation of the Brazilian real in the second quarter of 2010 resulted in transaction losses primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries.  The appreciation of the Brazilian real in the second quarter of 2009 resulted in transaction gains primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries. These transaction gains and losses impact the comparison of our financial statements between periods.

The translation of functional currency costs and expenses at monthly average exchange rates also impacts the comparison of our financial statements between periods.  During the second quarter of 2010, the Brazilian real was on average 16% stronger against the U.S. dollar compared to the second quarter of 2009 and the Brazilian real was on average 22% stronger against the U.S. dollar for the six months ended June 30, 2010 compared to the same period of 2009.  The impact on our financial statements of the stronger real for the quarter and six months ended June 30, 2010 compared to the same period of 2009 was an increase in translated functional currency costs and expenses.

Segment Overview

Agribusiness — Our agribusiness segment EBIT for the second quarter of 2010 was significantly weaker than in the second quarter of 2009.  Earnings in oilseed processing, grain origination and distribution were weak as slow farmer selling combined with strong export demand from China and excess capacity in some regions created a tight supply situation that pressured margins in South America and the United States.  Our commercial and risk management strategies, especially in oilseeds, had anticipated more balanced supply and demand in the quarter.  Slow farmer selling also impacted our European softseed processing operations.  In the second quarter of 2010, we recorded restructuring charges of $4 million primarily related to the consolidation of our Brazilian operations.  Volumes in the quarter were negatively impacted by slow farmer selling of agricultural commodities in South America and Eastern Europe. Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the second quarter of 2009.

Sugar and Bioenergy — Our sugar and bioenergy segment EBIT for the second quarter of 2010 was lower than the second quarter of 2009 as higher earnings in our sugarcane milling operations, primarily related to the acquisition of the Moema mills and positive earnings in our trading and merchandising businesses were offset by costs associated with the expansion and construction of mills as well as higher depreciation expenses.  Higher SG&A expenses were driven by the addition of Moema and $3 million of restructuring charges related to the consolidation of our Brazilian operations.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the second quarter of 2009.

Fertilizer — Our fertilizer segment EBIT was driven by the gain on the sale of the Brazilian fertilizer nutrients assets.  This was partially offset by continued weak results in our Brazilian fertilizer retail operations as a result of lower volumes and margins and higher operating costs as a result of disruptions related to the separation of the nutrients business and aggressive competitor pricing.  Additionally, segment EBIT included an inventory valuation adjustment of $37 million related to the Brazilian fertilizer nutrients assets sale.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the second quarter of 2009.

Edible oil products — Our edible oil products segment EBIT for the quarter was unfavorably impacted by $12 million of provisions related to expiring tax credits in Brazil as well as $5 million in restructuring charges related to the consolidation of our Brazilian operations and certain of our European operations.  In addition, the second quarter of 2009 included approximately $2 million of earnings from our investment in Saipol, a French oilseed processing and branded vegetable oils business, which was sold in the fourth quarter of 2009.

Milling products— Our milling products segment EBIT was impacted by higher corn milling earnings which were more than offset by lower wheat milling earnings during the quarter as a large Brazilian wheat crop increased local competition and pressured margins.  Additionally, segment EBIT included $3 million of restructuring charges related to the consolidation of our Brazilian operations.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the second quarter of 2009.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)	2010	2009	Percent Change	2010	2009	Percent Change
Volumes (in thousands of metric tons):
Agribusiness	29,197	32,024	(9)%	54,335	58,221	(7)%
Sugar and Bioenergy	2,788	1,573	77%	4,551	3,009	51%
Fertilizer	1,965	2,426	(19)%	4,264	4,487	(5)%
Edible oil products	1,493	1,382	8%	2,932	2,776	6%
Milling products	1,108	1,100	1%	2,392	2,263	6%
Total	36,551	38,505	(5)%	68,474	70,756	(3)%
Net sales:
Agribusiness	$7,406	$7,902	(6)%	$14,051	$14,144	(1)%
Sugar and Bioenergy	963	402	140%	1,988	793	151%
Fertilizer	641	841	(24)%	1,340	1,540	(13)%
Edible oil products	1,578	1,472	7%	3,151	2,962	6%
Milling products	386	377	2%	789	753	5%
Total	$10,974	$10,994	—%	$21,319	$20,192	6%
Cost of goods sold:
Agribusiness	$(7,136)	$(7,414)	(4)%	$(13,452)	$(13,444)	—%
Sugar and Bioenergy	(917)	(385)	138%	(1,920)	(775)	148%
Fertilizer	(652)	(1,053)	(38)%	(1,290)	(1,945)	(34)%
Edible oil products	(1,492)	(1,389)	7%	(2,966)	(2,800)	6%
Milling products	(352)	(341)	3%	(721)	(681)	6%
Total	$(10,549)	$(10,582)	—%	$(20,349)	$(19,645)	4%
Gross profit:
Agribusiness	$270	$488	(45)%	$599	$700	(14)%
Sugar and Bioenergy	46	17	171%	68	18	278%
Fertilizer	(11)	(212)	95%	50	(405)	112%
Edible oil products	86	83	4%	185	162	14%
Milling products	34	36	(6)%	68	72	(6)%
Total	$425	$412	3%	$970	$547	77%
Selling, general and administrative expenses:
Agribusiness	$(200)	$(190)	5%	$(368)	$(340)	8%
Sugar and Bioenergy	(36)	(7)	414%	(65)	(14)	364%
Fertilizer	(49)	(18)	172%	(101)	(75)	35%
Edible oil products	(97)	(71)	37%	(173)	(133)	30%
Milling products	(33)	(23)	43%	(55)	(41)	34%
Total	$(415)	$(309)	34%	$(762)	$(603)	26%

Gain on sale of fertilizer nutrients assets	$2,440	$—	100%	$2,440	$—	100%

Foreign exchange (losses) gains:
Agribusiness	$(36)	$138		$(77)	$117
Sugar and Bioenergy	(2)	—		7	1
Fertilizer	(9)	183		(25)	186
Edible oil products	(2)	(1)		(4)	(3)
Milling products	—	—		—	—
Total	$(49)	$320		$(99)	$301

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes and percentages)	2010	2009	Change	2010	2009	Change
Equity in earnings of affiliates:
Agribusiness	$3	$3	—%	$7	$2	250%
Sugar and Bioenergy	(3)	(2)	50%	(2)	(8)	75%
Fertilizer	8	1	700%	3	1	200%
Edible oil products	—	2	(100)%	—	14	(100)%
Milling products	1	1	—%	1	2	(50)%
Total	$9	$5	80%	$9	$11	(18)%
Noncontrolling interest:
Agribusiness	$(13)	$(6)		$(15)	$(14)
Sugar and Bioenergy	4	3		6	4
Fertilizer	(8)	(5)		(35)	(18)
Edible oil products	(1)	—		(4)	(4)
Milling products	—	—		—	—
Total	$(18)	$(8)		$(48)	$(32)

Other income (expense):
Agribusiness	$4	$2		$4	$(2)
Sugar and Bioenergy	(5)	2		(5)	2
Fertilizer	(2)	(2)		(3)	(4)
Edible oil products	1	(3)		1	(4)
Milling products	(1)	—		—	—
Total	$(3)	$(1)		$(3)	$(8)
Segment earnings before interest and tax:
Agribusiness	$28	$435	(94)%	$150	$463	(68)%
Sugar and Bioenergy	4	13	(69)%	9	3	200%
Fertilizer	2,369	(53)	n/m	2,329	(315)	n/m
Edible oil products	(13)	10	n/m	5	32	(81)%
Milling products	1	14	(93)%	14	33	(58)%
Total (1)	$2,389	$419	470%	$2,507	$216	1061%
Depreciation, depletion and amortization:
Agribusiness	$(45)	$(46)	(2)%	$(91)	$(86)	6%
Sugar and Bioenergy	(32)	(3)	967%	(46)	(5)	820%
Fertilizer	(9)	(34)	(74)%	(24)	(66)	(64)%
Edible oil products	(20)	(17)	18%	(40)	(34)	18%
Milling products	(7)	(5)	40%	(14)	(9)	56%
Total	$(113)	$(105)	8%	$(215)	$(200)	8%

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2010	2009	2010	2009
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$2,389	$419	$2,507	$216
Interest income	23	40	42	76
Interest expense	(101)	(66)	(179)	(133)
Income tax expense	(542)	(79)	(551)	(45)
Noncontrolling share of interest and tax	9	(1)	22	4
Net income attributable to Bunge	$1,778	$313	$1,841	$118

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Agribusiness Segment.  Agribusiness segment net sales decreased by 6%, primarily due to lower volumes in our oilseed processing, origination and distribution businesses when compared to the second quarter of 2009.  This was partially offset by higher average prices for agricultural commodities. Volumes decreased 9% primarily as a result of lower origination in South America and Eastern Europe due to slow farmer selling of agricultural commodities.

Cost of goods sold decreased 4% due to lower volumes in our oilseed processing, origination and distribution businesses.  This was partially offset by the higher cost of agricultural commodity purchases as a result of slow farmer selling during the second quarter of 2010.  Functional currency costs translated into U.S. dollars were also impacted by the strengthening of the Brazilian real when compared with the second quarter of 2009.

Gross profit decreased 45% as a result of weaker oilseed processing and distribution margins compared with the unusually strong margins in the second quarter of 2009 that resulted from the tight soybean supply situation in South America.  Gross profit was further impacted by slow farmer selling in South America and, to a lesser extent, Eastern Europe as well as the weaker risk management results compared to the second quarter of 2009.

SG&A expenses increased 5% primarily due to the unfavorable impact of a weaker average U.S. dollar on functional currency costs when translated into U.S. dollars.  The second quarter of 2010 also included approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations.

Foreign exchange losses in the second quarter of 2010 and gains in the second quarter of 2009 related primarily to the volatility of the Brazilian real during both periods.  Foreign exchange losses in 2010 and gains in 2009 were partially offset by inventory mark to market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates was income of $3 million in both the second quarter of 2010 and 2009. Improved results in Solae, our North American soy ingredients investment were partially offset by weaker results in Diester Industries International S.A.S, our European biodiesel joint venture.

Noncontrolling interest of $13 million in the second quarter of 2010 was the noncontrolling interest attributable share of period income, primarily in our Asian operations.  In the same period of 2009, the noncontrolling interest attributable share of period income was $6 million.

Segment EBIT decreased by $407 million to $28 million in the second quarter of 2010 from $435 million in the second quarter of 2009 largely due to lower gross profit, higher SG&A expenses and foreign exchange losses during the second quarter of 2010.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 140% primarily due to a 77% increase in volumes, from increased activity in our trading and merchandising business and from the acquisition of Moema during the first quarter of 2010.  Higher sugar and ethanol prices when compared to the second quarter of 2009 accounted for the remainder of the increased segment net sales.

Cost of goods sold increased 138% due to the sales volume increases, including the acquisition of Moema, and higher prices during the second quarter of 2010 compared with the same period last year.  Pre-operational expenses related to the start-up of our mill expansions and the impact of the weaker average U.S. dollar on functional currency expenses also contributed to the increase in cost of goods sold compared with the second quarter of 2009.

Gross profit increased to $46 million in the second quarter of 2010 from $17 million in the comparable period of 2009 primarily as a result of expansion of our sugarcane milling operations and an increased contribution from our sugar trading and merchandising business.  These increases were partially offset by pre-operational expenses related to the construction and expansion of our mills.

SG&A expenses increased to $36 million in the second quarter of 2010 from $7 million in the comparable period of 2009 primarily due to the acquisition of the Moema mills and expansion of our industrial operations.  The second quarter of 2010 included approximately $3 million of restructuring charges related to the consolidation of our Brazilian operations.  The weaker average U.S. dollar also resulted in increased costs when translated into U.S. dollars.

Foreign exchange losses of $2 million in the second quarter of 2010 resulted primarily from continued volatility of the Brazilian real.  There were no foreign exchange gains or losses in the comparable quarter of 2009.

Equity in earnings of affiliates was a loss of $3 million in the second quarter of 2010 compared to a loss of $2 million in the same quarter of 2009.

Noncontrolling interest of $4 million in the second quarter of 2010 and $3 million in the same quarter of 2009 related to losses incurred at our non-wholly owned Brazilian sugarcane mills which were undergoing construction or expansion during these periods.

Segment EBIT decreased by $9 million to $4 million from $13 million in the second quarter of 2009 due to higher SG&A costs during the second quarter of 2010.

Fertilizer Segment.  Fertilizer segment results for the second quarter of 2010 were significantly impacted by the sale of the Brazilian fertilizer nutrients assets that was completed on May 27, 2010.  The results for the second quarter of 2010 include all business activity related to the nutrients assets through May 31, 2010.  The disposal of these assets impacts the comparability of the results with the same period of 2009.

Fertilizer segment net sales during the second quarter of 2010 were 24% lower than the second quarter of 2009 as a result of a 19% decrease in volumes compared to the same period last year due to disruptions related to the sale of our nutrients assets and aggressive competitor pricing.  In addition, nutrients volumes decreased in the second quarter of 2010 as they include only two months of activity for the quarter as a result of the Brazilian fertilizer nutrients assets sale.

Cost of goods sold decreased 38%, despite the unfavorable impact of a weaker average U.S. dollar on functional currency costs primarily as a result of lower retail volumes compared to the second quarter of 2009.  In addition, costs were unfavorably impacted by approximately $37 million of inventory valuation write-downs related to the Brazilian fertilizer nutrients assets sale, which was partially offset by approximately $29 million of depreciation, depletion and amortization related to assets classified as held for sale through the date of sale of the Brazilian fertilizer nutrients assets in the second quarter of 2010. Cost of goods sold in the second quarter of 2009 included $121 million of inventory valuation write-downs.

Gross profit was a loss of $11 million in the second quarter of 2010 compared to a loss of $212 million in the comparable period of 2009.  The increase in gross profit is primarily a result of lower raw material and finished product inventory costs and lower depreciation, depletion and amortization expenses partially offset by lower sales volumes.

SG&A increased to $49 million in the second quarter of 2010 from $18 million in the comparable period of 2009 which included the reversal of a $32 million transactional tax reserve.

Gain on sale of fertilizer nutrients assets was $2,440 million in the second quarter of 2010.  During the second quarter of 2010 the disposal of our Brazilian fertilizer nutrients assets including our investment in Fosfertil and Fosbrasil, our phosphoric acid joint venture, was completed.  The gain has been reported net of approximately $152 million of transaction related costs.

Foreign exchange losses increased by $192 million to a loss of $9 million in the second quarter of 2010 primarily driven by the 1% devaluation of the Brazilian real during the second quarter of 2010 compared with the 19% appreciation of the real during the second quarter of 2009.  Additionally, U.S. dollar monetary liability positions funding working capital during the second quarter of 2010 were higher as imported raw material purchases increased when compared to the second quarter of 2009.

Equity in earnings of affiliates increased by $7 million compared to the second quarter of 2010 due to higher results in our Moroccan phosphate joint venture, which started its production in March 2009.

Noncontrolling interest of $8 million in the second quarter of 2010 and $5 million in the same quarter of 2009 was the noncontrolling interest attributable share of period earnings at Fosfertil.

Segment EBIT increased to $2,369 million as a result of the gain on the sale of the Brazilian fertilizer nutrients assets which was partially offset by weak gross profit resulting from lower volumes and an inventory valuation adjustment related to the Brazilian fertilizer nutrients asset sale during the second quarter of 2010.

Edible Oil Products Segment.  Edible oil products segment net sales increased 7% compared to the second quarter of 2009 driven primarily by higher volumes in our European, North American and Brazilian operations.

Cost of goods sold increased 7% primarily due to increased volumes which was partially offset by lower raw material costs, primarily in Brazil.  Cost of goods sold also increased as a result of the impact of the weaker U.S. dollar on functional currency costs when translated into U.S. dollars.

Gross profit increased 4% primarily due to stronger margins in our margarine businesses, primarily in Brazil and to the Raisio acquisition in the fourth quarter of 2009.  Gross profit also improved in the North American edible oils business.

SG&A expenses increased 37% primarily as a result of the impact of a $12 million provision related to expiring tax credits in Brazil as well as $4 million of restructuring charges associated with the consolidation of our Brazilian operations. The addition of the Raisio business and the impact of the weaker U.S. dollar on functional currency expenses when translated into U.S. dollars also contributed to the increase in SG&A when compared to the same period of 2009.

Foreign exchange result in the second quarter of 2010 was a loss of $2 million compared to a loss of $1 million in the same period of 2009.

Equity in earnings of affiliates decreased by $2 million in the second quarter of 2010 compared with the second quarter of 2009.  The second quarter of 2009 included equity in earnings of affiliates of $2 million from Saipol S.A.S., a joint venture that was sold during the fourth quarter of 2009.

Noncontrolling interest of $1 million in the second quarter of 2010 was the noncontrolling interest attributable share of period earnings, primarily in our European operations.

Segment EBIT decreased $23 million to a loss of $13 million in the second quarter of 2010 as a result of higher SG&A expenses which was partially offset by higher gross profit.

Milling Products Segment.  Milling products segment net sales increased 2% primarily due to increased volumes, primarily in wheat milling, which were partially offset by lower average selling prices for wheat and related products.

Cost of goods sold increased 3% primarily as a result of the impact on wheat milling of a stronger Brazilian real on functional currency costs when translated into U.S. dollars when compared to the second quarter of 2009.

Gross profit decreased 6% compared with the second quarter of 2009 as a result of lower average product margins in wheat milling due to increased competition as a result of a large Brazilian wheat crop.

SG&A expenses increased 43% primarily due to $3 million of restructuring charges related to the further consolidation of our Brazilian operations and the unfavorable impact of a stronger Brazilian real on wheat milling functional currency expenses when translated into U.S. dollars.

Segment EBIT was $1 million for the second quarter of 2010 as lower gross profit and an increase in SG&A expenses negatively impacted results compared to the second quarter of 2009.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions, except percentages)	2010	2009	Change
Interest income	$23	$40	(43)%
Interest expense	(101)	(66)	53%

Interest income decreased 43% primarily due to lower average interest bearing cash balances.  Interest expense increased 53% primarily due to higher average borrowing costs, including costs on debt assumed as part of the Moema acquisition.

Income Tax Expense.  In the quarter ended June 30, 2010, we recorded an income tax expense of $542 million compared to an income tax of $79 million in the quarter ended June 30, 2009.  The effective tax rate for the three months ended June 30 2010 was 23%, compared to 20% for the three months ended June 30, 2009.  Included in tax expense for the three months ended June 30, 2010 was $80 million for valuation allowances related to deferred tax assets which we currently do not expect to fully recover prior to their expiration. Included in our full year effective tax rate forecast was the $539 million of tax reported on the gain of the Brazilian fertilizer nutrients assets sale.  Of the $539 million of tax expense, $296 million has or will be paid by applying deferred tax assets and tax credits.  In addition, deferred tax assets and tax credits have been reduced by an additional $331 million which were included in the assets sold, largely in Fosfertil, which was deconsolidated as a result of the sale.

Also included in our full year effective tax rate forecast was approximately $27 million of tax expense related to the new “thin capitalization” tax legislation that was enacted in Brazil in June 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.  The thin capitalization legislation provides for an effective date of January 1, 2010 with respect to both the income tax and social contribution tax on income (25% and 9%, respectively, which are reported together as income tax expense in our condensed consolidated statements of income).  However, based on external legal advice, we have concluded that under Brazil’s Constitution, the new law cannot apply to the income tax portion until January 1, 2011 and the social contribution portion can only apply from March 15, 2010.  Because we believe that it is more likely than not that this position will be sustained, we have not accrued any income tax with respect to the new legislation but have accrued the social contribution portion only of $27 million from March 15, 2010.

Net Income Attributable to Bunge.  For the quarter ended June 30, 2010, net income attributable to Bunge increased by $1,465 million from net income of $313 million in the quarter ended June 30, 2009 to net income of $1,778 million in the second quarter of 2010.  This increase was primarily the result of the gain on the sale of the Brazilian fertilizer nutrients assets.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Agribusiness Segment.  Agribusiness segment net sales decreased by 1% driven by lower volumes in our oilseed processing, origination and distribution businesses compared to the same period of 2009.  Volumes decreased 7% primarily as a result of slow farmer selling of agricultural commodities primarily in the second quarter of 2010 in South America and to a lesser extent, Eastern Europe.

Cost of goods sold in the six months ended June 30, 2010 was primarily unchanged when compared to the same period in 2009. The volume decrease of 7% was partially offset by higher crop origination costs, primarily in the second quarter of 2010 in South America and to a lesser extent, in Eastern Europe.  In addition, impairment and restructuring costs of $15 million were recorded in cost of goods sold in the first quarter of 2010 primarily related to the closure of an older, less efficient oilseed processing facility in the United States.

Gross profit decreased 14% as a result of weaker oilseed processing, grain origination and distribution margins primarily due to slow farmer selling in South America.  In addition, grain origination, particularly in the oilseed chain, and distribution results were also unfavorably impacted by the unanticipated early demand from China.

SG&A expenses increased 8% primarily due to the unfavorable impact of a weaker average U.S. dollar on functional currency costs when translated into U.S. dollars.  The second quarter of 2010 also included approximately $4 million of restructuring provisions primarily related to the consolidation of our Brazilian operations.

Foreign exchange losses for the six months ended June 30, 2010 and gains for the six months ended June 30, 2009 related primarily to the volatility of the Brazilian real during both periods.  Foreign exchange losses in 2010 and gains in 2009 were partially offset by inventory mark to market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to $7 million for the six months ended June 30, 2010 from $2 million for the comparable period of 2009 due to improved results in Solae, our soy ingredients investment.

Noncontrolling interest of $15 million for the six months ended June 30, 2010 was the noncontrolling interest attributable share of period earnings.  In the same period of 2009, noncontrolling interest of $14 million was the noncontrolling interest attributable share of period earnings.

Segment EBIT decreased by $313 million to $150 million in the second quarter of 2010 from $463 million in the six months ended June 30, 2009 largely due to lower gross profit, higher SG&A expenses and foreign exchange losses during the six months ended June 30, 2010.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 151% primarily due to an increase in sugar and ethanol prices when compared to the six months ended June 30, 2009 and the acquisition of Moema. Sales volumes increased 51% driven by the Moema acquisition as well as increased contributions from our sugar trading and merchandising business.

Cost of goods sold increased 148% due to the addition of Moema and an increase in average prices for sugar and ethanol when compared to last year.  In addition, cost of sales was unfavorably impacted by the sale of the stepped-up inventories acquired as part of the acquisition of Moema in February 2010 at prevailing market prices which declined significantly subsequent to the completion of the acquisition.  The weaker average U.S. dollar also resulted in increased costs when translated into U.S. dollars.

Gross profit increased to $68 million in the six months ended June 30, 2010 from $18 million in the comparable period of 2009 primarily as a result of higher volumes and improved margins in our sugarcane milling and trading and merchandising businesses.

SG&A expenses increased to $65 million in the six months ended June 30, 2010 from $14 million in the comparable period of 2009 primarily due to the Moema acquisition and pre-operation costs of construction and expansion activities.  The six months ended June 30, 2010 included approximately $11 million of Moema acquisition-related expenses and $3 million of restructuring charges associated with the consolidation of our Brazilian operations.  The weaker average U.S. dollar also resulted in increased costs when translated into U.S. dollars.

Foreign exchange gains in the six months ended June 30, 2010 and 2009 resulted primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates improved by $6 million to a loss of $2 million in the six months ended June 30, 2010 due to improved results at our North American bioenergy investments.

Noncontrolling interest of $6 million for the six months ended June 30, 2010 was the noncontrolling interest attributable share of period earnings.  In the same period of 2009, noncontrolling interest of $4 million was the noncontrolling interest attributable share of period earnings.

Segment EBIT increased to $9 million from $3 million in the six months ended June 30, 2009 primarily due to the expansion of our industrial activities in Brazil, continued growth of our trading and merchandising business and improved performance of our North American bioenergy investments.

Fertilizer Segment.  Fertilizer segment results for the six months ended June 30, 2010 were significantly impacted by the sale of the Brazilian fertilizer nutrients assets that was completed on May 27, 2010.  The results for the six months ended June 30, 2010 include all activity related to the Brazilian fertilizer nutrients assets through May 31, 2010.  The disposal of these assets impacts the comparability of the results with the same period of 2009.

Fertilizer segment net sales declined 13% during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 as both volumes and selling prices declined during the period.  Volumes decreased 5% compared to volumes in the same period last year due to disruptions resulting from the separation of our nutrients business from retail, which resulted in lost sales opportunities, and an aggressive competitive pricing environment.  This was partially offset by strong sales of nutrients products in advance of the seasonal fertilizer demand.

Cost of goods sold decreased 34%, despite the unfavorable impact of a weaker average U.S. dollar on functional currency costs primarily as a result of lower volumes and lower raw material costs compared to the six months ended June 30, 2009.  In addition, costs were favorably impacted by approximately $52 million of depreciation, depletion and amortization related to assets classified as held for sale during the six months ended June 30, 2010 ceased as a result of that classification.  This was partially offset by $37 million of inventory valuation write-downs recorded in the second quarter of 2010 related to the Brazilian fertilizer nutrients assets sale.  Cost of goods sold in the six months ended June 30, 2009 included $185 million of inventory valuation write-downs.

Gross profit increased to $50 million in the six months ended June 30, 2010 from a loss of $405 million in the comparable period of 2009.  The increase in gross profit is primarily a result of lower raw material and finished product inventory costs and lower depreciation, depletion and amortization expenses.

SG&A increased to $101 million in the six months ended June 30, 2010 from $75 million in the comparable period of 2009 primarily as a result of the unfavorable impact of the weaker U.S. dollar on functional currency expenses when translated into U.S. dollars partially offset by lower bad debt expenses.  The second quarter of 2009 included the reversal of a $32 million transactional tax reserve.

Gain on sale of fertilizer nutrients assets was $2,440 million in the six months ended June 30, 2010 as the disposal of our Brazilian fertilizer nutrients assets including our investment in Fosfertil and Fosbrasil, our phosphoric acid joint venture, was completed during the period.  The gain has been reported net of approximately $152 million of transaction related costs.

Foreign exchange losses increased by $211 million to a loss of $25 million in the six months ended June 30, 2010 primarily driven by the volatility of the real during both periods, as well as by higher U.S. dollar monetary liability positions funding working capital during the six months ended June 30, 2010 as imported raw material purchases increased when compared to the six months ended June 30, 2009.

Equity in earnings of affiliates increased by $2 million compared to the six months ended June 30, 2010 due to improved performance of our Moroccan phosphate joint venture which started its production in March 2009.

Noncontrolling interest of $35 million in the six months ended June 30, 2010 and $18 million in the same quarter of 2009 was the noncontrolling interest attributable share of period earnings at Fosfertil.

Segment EBIT increased by $2,644 million primarily as a result of the gain on sale of the Brazilian fertilizer nutrients assets and improved gross profit when compared to the same period of 2009.

Edible Oil Products Segment.  Edible oil products segment net sales increased 6% compared to the six months ended June 30, 2009 driven primarily by higher volumes in Europe as a result of the Raisio acquisition, which was completed in the fourth quarter of 2009.  The increased sales were partially offset by lower sales in Brazil due to a highly competitive environment.

Cost of goods sold increased 6% primarily due to increased volumes which was partially offset by lower raw material costs, primarily in Brazil.  Cost of goods sold also increased as a result of restructuring charges of $3 million associated with certain of our European operations and the impact of the weaker U.S. dollar on functional currency costs when translated into U.S. dollars.

Gross profit increased 14% primarily due to stronger margins in margarines, primarily in Brazil, and to the addition of the Raisio acquisition in the fourth quarter of 2009.  Gross profit also improved in the North American edible oils business.

SG&A expenses increased 30% primarily as a result of the impact of a $12 million provision related to expiring tax credits in Brazil as well as $2 million of restructuring charges associated with the further consolidation of our Brazilian operations.  The addition of the Raisio business and the weaker U.S. dollar on functional currency expenses when translated into U.S. dollars also contributed to the increase in SG&A.

Foreign exchange results in the six months ended June 30, 2010 and 2009 were losses of $4 million and $3 million, respectively.

Equity in earnings of affiliates decreased by $14 million in the six months ended June 30, 2010 compared with the six months ended June 30, 2009.  The six months ended June 30, 2009 included equity in earnings of affiliates of $14 million from Saipol S.A.S., a joint venture that was sold during the fourth quarter of 2009.

Noncontrolling interest of $4 million in the six months ended June 30, 2010 and 2009 was the noncontrolling interest attributable share of period income, primarily in our European operations.

Segment EBIT decreased 81% as a result of higher SG&A and lower equity in earnings of affiliates, which was partially offset by higher gross profit.

Milling Products Segment.  Milling products segment net sales increased 5% primarily due to increased volumes in wheat milling, which were partially offset by lower average selling prices for wheat and related products.

Cost of goods sold increased 6% primarily as a result of the impact on wheat milling of a stronger Brazilian real on functional currency costs when translated into U.S. dollars and impairment charges of $2 million recorded in the first quarter of 2010 related to the closure of a corn oil extraction line in the U.S. that is co-located with an oilseed processing plant that was also being closed.

Gross profit decreased 6% compared with the six months ended June 30, 2009 as lower average selling prices of wheat and related products were more than offset by the impact of a stronger Brazilian real on functional currency costs when translated into U.S. dollars and the $2 million impairment and restructuring charges in the six months ended June 30, 2010.

SG&A expenses increased 34% primarily due to $3 million of restructuring charges related to the consolidation of our Brazilian operations and the unfavorable impact of a stronger Brazilian real on wheat milling functional currency expenses when translated into U.S. dollars.

Segment EBIT decreased 58% due to higher SG&A expenses and the unfavorable impact of a stronger Brazilian real when compared to the six months ended June 30, 2009.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended June 30,
(US$ in millions, except percentages)	2010	2009	Change
Interest income	$42	$76	(45)%
Interest expense	(179)	(133)	35%

Interest income decreased 45% primarily due to lower average interest bearing cash balances and lower average interest rates.  Interest expense increased 35% primarily due to higher average borrowing costs, including costs on debt assumed as part of the Moema acquisition.

Income Tax Expense.  In the six months ended June 30, 2010, we recorded an income tax expense of $551 million compared to an income tax expense of $45 million in the six months ended June 30, 2009.  The effective tax rate for the six months ended June 30, 2010 was 23%, compared to 25% for the six months ended June 30, 2009.  Included in tax expense for the six months ended June 30, 2010 was $80 million for valuation allowances related to deferred tax assets which we currently do not expect to fully recover prior to their expiration and a benefit of approximately $12 million related to a tax amnesty program in Brazil. Included in our full year effective tax rate forecast was the $539 million of tax reported on the gain of the Brazilian fertilizer nutrients sale.  Of the $539 million of tax expense, $296 million has or will be paid by applying deferred tax assets and tax credits.  In addition, deferred tax assets and tax credits have been reduced by an additional $331 million which were included in the assets sold, largely in Fosfertil, which was deconsolidated as a result of the sale.

Also included in our full year effective tax rate forecast was approximately $27 million of tax expense related to the new “thin capitalization” tax legislation that was enacted in Brazil in June 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.  The thin capitalization legislation provides for an effective date of January 1, 2010 with respect to both the income tax and social contribution tax on income (25% and 9%, respectively, which are reported together as income tax expense in our condensed consolidated statements of income).  However, based on external legal advice, we have concluded that under Brazil’s Constitution, the new law cannot apply to the income tax portion until January 1, 2011 and the social contribution portion can only apply from March 15, 2010.  Because we believe that it is more likely than not that this position will be sustained, we have not accrued any income tax with respect to this new legislation but have accrued the social contribution portion only of $27 million from March 15, 2010.

Net Income Attributable to Bunge.  For the six months ended June 30, 2010, net income attributable to Bunge increased by $1,723 million to net income of $1,841 million from $118 million in the six months ended June 30, 2009.  This increase was primarily the result of the gain on the sale of the Brazilian fertilizer nutrients assets.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.93 and 1.90 at June 30, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $2,771 million at June 30, 2010 and $553 million at December 31, 2009.  The increase reflects a portion of the net proceeds of $3.5 billion, net of $142 million transaction costs and $275 million of withholding tax included as a component of cash used for operations, received on the sale of our Brazilian fertilizer nutrients assets, which closed in the second quarter.  A portion of the cash was used during the quarter to repay short- and long-term debt and another portion was used for the repurchase of common shares under the share repurchase program announced on June 8, 2010.  The remaining balance of the proceeds has been or will be used for additional debt reduction and other general corporate purposes.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories at fair value in our agribusiness segment were $3,013 million at June 30, 2010 and $3,197 million at December 31, 2009.  Readily marketable inventories at fair value in the aggregate amount of $157 million and $162 million at June 30, 2010 and December 31, 2009, respectively, were included in our edible oil products and milling products segment inventories.  The sugar and bioenergy segment included readily marketable sugar inventories of $63 million and $21 million at June 30, 2010 and December 31, 2009, respectively.  Of these readily marketable sugar inventories, $35 million and $21 million, respectively, were inventories carried at fair value in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.

We recorded interest expense on debt financing readily marketable inventories of $33 million and $28 million in the six months ended June 30, 2010 and 2009, respectively.

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

Revolving Credit Facilities.  At June 30, 2010, we had approximately $2,807 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, all of which was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2010	June 30, 2010	December 31, 2009
		(US$ in millions)
Commercial Paper	2012	$575	$—	$—
Long-Term Revolving Credit Facilities (1)	2011-2012	2,232	—	—
Total		$2,807	$—	$—

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program  provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At June 30, 2010, no borrowings were outstanding under the liquidity facility or the commercial paper program.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At June 30, 2010 and December 31, 2009, we had no borrowings outstanding under these uncommitted short-term credit lines.

Short- and Long-Term Debt.  Our short- and long-term debt increased by $29 million at June 30, 2010 from December 31, 2009, primarily due to increased working capital resulting from lower utilization under our accounts receivable securitization programs.  During the six months ended June 30, 2010, we repaid approximately $462 million of debt assumed in the Moema acquisition.  In addition, we provided funding of $161 million to the Moema sellers for repayment of certain of Moema’s debt obligations prior to the acquisition closing date (this amount was in addition to the $555 million of debt assumed).

Our syndicated $645 million, 364-day revolving credit agreement with a number of lending institutions expired in accordance with its terms on June 2, 2010, at which time no borrowings were outstanding under such revolving credit facility.

The following table summarizes the debt repayments made using proceeds from the sale of our Brazilian fertilizer nutrients assets:

(US$ in millions)	Aggregate Principal Amount	Aggregate Repayment Amount	Repayment Period
7.44% Guaranteed Senior Notes, Series C, due 2012	$351	$406	July 2010
7.80% Senior Notes, due 2012	198	230	July 2010
Term Loan, fixed interest rate of 4.33%, due 2011	250	260	July 2010
Other	632	662	May-July 2010
Total	$1,431	$1,558

Prior to the redemption of this series of notes in July 2010, we repurchased and canceled approximately $2 million of the outstanding $200 million aggregate principal amount of 7.80% senior notes due 2012 in February 2010.

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend in prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In May 2010, we notified the holders of our $351 million principal amount of 7.44% Senior Guaranteed Notes, Series C, due September 30, 2012 (the “Senior Guaranteed Notes”), of our intention to redeem the outstanding Senior Guaranteed Notes in full on July 1, 2010. The redemption price of the Senior Guaranteed Notes consisted of the principal amount of the Senior Guaranteed Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Note Purchase and Guarantee Agreement, dated as of September 25, 2002, governing the Senior Guaranteed Notes.  The aggregate amount paid to the holders of the Senior Guaranteed Notes on July 1, 2010 was $406 million, of which $48 million related to the make-whole payment and $7 million to accrued and unpaid interest.  Also in July 2010, in connection with this debt redemption, we recorded a loss of $4 million related to the non-cash write-off of unamortized debt issuance costs and unamortized losses on treasury rate lock contracts.

In June 2010, we informed The Bank of New York Mellon, the trustee (the “Trustee”) for BLFC’s $200 million aggregate principal amount of 7.80% Senior Notes due 2012 (the “Senior Notes”), of our intention to redeem all of the outstanding Senior Notes pursuant to the terms and conditions of the Indenture, dated as of October 15, 2002, governing the Senior Notes. We informed the Trustee that the redemption date for the Senior Notes would be July 14, 2010. The redemption price of the Senior Notes consisted of the aggregate principal amount of the Senior Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Indenture.  The aggregate amount paid to the holders of the Senior Notes on July 14, 2010 was $230 million, of which $28 million related to the make-whole payment and $4 million to accrued and unpaid interest.  Also in July

2010, in connection with this debt redemption, we recorded a loss of $2 million related to the non-cash write-off of unamortized debt discount and issuance costs and unamortized losses on treasury rate lock contracts.

Also in June 2010, one of our subsidiaries notified the holders of its senior notes of its intention to redeem the outstanding senior notes in full on July 19, 2010. The redemption price of the senior notes consisted of the aggregate principal amount of the senior notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the note agreement governing the senior notes.  The aggregate amount paid to the holders of the senior notes was $34 million, of which $7 million related to the make-whole payment.  There were no unamortized financing costs related to this debt.

On July 1, 2010, we informed the Administrative Agent for our $250 million syndicated term loan due 2011, of our intention to repay the syndicated term loan pursuant to the terms and conditions of the credit agreement, dated as of February 26, 2008.  We repaid on the syndicated term loan on July 7, 2010.  The repayment amount of the syndicated term loan consisted of the aggregate principal amount, accrued and unpaid interest to the repayment date and a make-whole amount as provided in the credit agreement.  The aggregate amount paid to the participant banks in the syndicated term loan was $260 million, of which $6 million related to the make-whole payment and $4 million to accrued and unpaid interest.

In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under Bunge’s accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on Bunge’s condensed consolidated balance sheet.  In addition, during the six months ended June 30, 2010 we reduced our utilization of the securitization programs.  As a result, the amounts outstanding under the securitization programs at June 30, 2010 are not significant.  The adoption of this standard did not have a material impact on Bunge’s financial position, results from operations or cash flows.

The following table summarizes our short- and long-term indebtedness at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(US$ in millions)	2010	2009
Short-term debt:
Short-term debt (1)	$172	$166
Current portion of long-term debt	844	31
Total short-term debt	1,016	197
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	250	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	113	108
7.44% Senior Notes, Series C, due 2012	351	351
7.80% Senior Notes due 2012	198	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% and URTJLP (7) plus 6.00% to 12.50% payable through 2016	122	106
Others	131	127
Subtotal	3,672	3,649
Less: Current portion of long-term debt	844	(31)
Total long-term debt	2,828	3,618
Total debt	$3,844	$3,815

(1)          Includes secured debt of $35 million at June 30, 2010, of which is related to debt assumed in the Moema acquisition.

(2)          Includes secured debt of $142 million ($54 million relates to debt assumed in the Moema acquisition) and $98 million at June 30, 2010 and December 31, 2009, respectively.

(3)          One-, three- and six-month LIBORs at June 30, 2010 were 0.35%, 0.53% and 0.75% per annum, respectively, and at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively.

(4)          Three-month Yen LIBOR at June 30, 2010 was 0.24% per annum and at December 31, 2009 was 0.28% per annum.

(5)          Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)          TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of June 30, 2010 and December 31, 2009 was 6.00% and 6.13% per annum, respectively.

(7)          URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of June 30, 2010 and December 31, 2009 was TJLP minus 6.00% per annum for both periods.

Credit Ratings.  In June 2010, Standard & Poor’s Ratings Services (S&P), which had placed Bunge’s credit ratings on ‘CreditWatch’ with negative implications in October 2009, removed the ‘CreditWatch’ and affirmed its BBB- corporate credit rating on Bunge with a negative outlook.  In May 2010, Moody’s Investors Service affirmed its Baa2 corporate credit ratings on Bunge and changed the rating outlook to stable from negative.  In August 2010, Fitch Ratings revised the outlook on our unsecured guaranteed senior notes to BBB (negative outlook) from BBB (stable outlook).  Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt.  However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms.  We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades.  A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries.  We were in compliance with these covenants as of June 30, 2010.

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

The following table summarizes our outstanding interest rate swap agreements accounted for as fair value hedges as of June 30, 2010.  We have accounted for the interest rate swap agreements as fair value hedges.  The swap agreements are assumed to be perfectly effective under the shortcut method of a FASB issued standard.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
(US$ in millions)	2011	June 30, 2010
Interest rate swap agreements — notional amount	$250	$7
Weighted average variable rate payable(1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)          Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

On July 7, 2010, Bunge discontinued the hedge relationship between the hedged $250 million term loan due 2011, which was repaid on July 7, 2010, and the interest rate swap agreement with a notional value of $250 million.  The fair value of these swaps was approximately $7 million on July 1, 2010.  The interest rate swaps mature in 2011.

The following table summarizes our outstanding interest rate basis swap agreements as of June 30, 2010.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore we have not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions)	2011	June 30, 2010
Interest rate basis swap agreements — notional amount	$375	$(1)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.35%

(1)   Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)   Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011.  Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross currency interest rate swap agreements as fair value hedges.  At June 30, 2010, the fair value of the cross-currency interest rate swap agreement was a gain of $11 million.

Shareholders’ Equity

Total equity was $11,687 million at June 30, 2010, as set forth in the following table:

(US$ in millions)	June 30, 2010	December 31, 2009
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	4,252	3,625
Retained earnings	5,734	3,996
Accumulated other comprehensive income	(25)	319
Treasury stock	(107)	—
Total Bunge shareholders’ equity	11,408	9,494
Noncontrolling interest	279	871
Total equity	$11,687	$10,365

Total Bunge shareholders’ equity increased to $11,408 million at June 30, 2010 from $9,494 million at December 31, 2009.  The increase in shareholders’ equity was due primarily to $597 million attributable to the issuance of Bunge Limited common shares in the Moema acquisition and net earnings for the six months ended June 30, 2010 of $1,841 million, including the gain on the sale of our fertilizer nutrients assets in Brazil.  The increases in total Bunge shareholders’ equity were partially offset by foreign currency translation losses of $346 million and declared dividends to common shareholders and preferred shareholders of $64 million and $39 million, respectively, and treasury stock of $107 million resulting from our common share repurchase program announced on June 8, 2010.

Noncontrolling interest decreased to $279 million at June 30, 2010 from $871 million at December 31, 2009 due primarily to the deconsolidation of Fosfertil and derecognition of $588 million of noncontrolling interests resulting from the sale of our Brazilian fertilizer nutrients assets.  In addition, the noncontrolling interest holders that have a 49% interest in our joint venture that is developing a grain terminal in Longview, Washington, U.S., made a $27 million capital contribution to this joint venture during the six months ended June 30, 2010.  We have a 51% controlling interest in this joint venture, which we consolidate.  We made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

In the first quarter of 2010, we adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs).  As a result of this adoption, we consolidated a U.S. grain origination joint venture and recorded $3 million related to its noncontrolling equity interest.

As of June 30, 2010, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million.  Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends.  The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly.  As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2416 and 9.7250 of Bunge Limited common shares.  Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2416 Bunge Limited common shares, subject to certain additional anti-dilution adjustments.  The mandatory convertible preference shares are not redeemable by us at any time.

As of June 30, 2010, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0891 Bunge Limited common shares, based on the conversion price of $91.82 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2010, our cash and cash equivalents increased by $2.2 billion, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $142 million transaction costs and $275 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale and the net impact of cash flows from operating, investing and financing activities.  Cash and cash equivalents decreased by $515 million for the six months ended June 30, 2009.

Our operating activities resulted in a use of cash of $159 million for the six months ended June 30, 2010, compared to cash used of $1,754 million for the six months ended June 30, 2009.  The negative cash flow from operating activities for the six months ended June 30, 2010 was primarily due to $275 million of withholding taxes and $142 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the six months ended June 30, 2010 and 2009, we had losses of $225 million and gains of $359 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash generated from investing activities was $3.1 billion in the six months ended June 30, 2010, compared to cash used of $347 million in the same period in 2009.  The positive cash flow reflects net proceeds of $3.5 billion, net of $142 million transaction costs and $275 million of withholding tax included as a component of cash used for operations, billion received from the sale of our Brazilian fertilizer nutrients assets, partially offset by cash used for acquisitions and capital expenditures.  During the first six months of 2010, we paid $80 million to acquire the fertilizer business of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition and $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland.  Payments made for capital expenditures of $547 million in the six months ended June 30, 2010 primarily included investments in property, plant and equipment related to expanding our sugar business and our contractual obligation to continue certain expansion and upgrades of our mining and fertilizer production capacity in Brazil.  Payments made for capital expenditures also included investments related to our port facility in Washington state in the U.S. and construction of oilseed processing facilities in Vietnam and China.  During the six months ended June 30, 2009, we acquired a vegetable shortening business in North America for $11 million, additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one of our biofuel joint ventures in the United States.

Cash used for financing activities was $701 million in the six months ended June 30, 2010, compared to cash provided of $1,531 million in the same period in 2009.  In the six months ended June 30, 2010, we had a net decrease in borrowings of $540 million (excluding $555 million of debt assumed in the Moema acquisition which is reflected in the opening balance sheet of the acquisition, and including $462 million of Moema debt repaid following completion of the acquisition).  In the six months ended June 30, 2009, we had a net increase in borrowings of  $1,626 million.  Dividends paid to our common shareholders in the six months ended June 30, 2010 and 2009 were $60 million and $46 million, respectively.  Dividends paid to holders of our convertible preference shares in the six months ended June 30, 2010 and 2009, were $39 million in each period.  There were no dividends paid to noncontrolling interest shareholders in the six months ended June 30, 2010.  Dividends of $8 million were paid to certain noncontrolling interest shareholders in the six months ended June 30, 2009.  During the six months ended June 30, 2010, in connection with our common share repurchase program announced on June 8, 2010, we repurchased 2,050,000 of our common shares at a cost of approximately $107 million, of which $86 million was paid upon settlement as of June 30, 2010.

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

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2009 to June 30, 2010, the Brazilian real devalued by 3%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

Brazilian Fertilizer Trade Accounts Receivable — In our Brazilian fertilizer operations, customer accounts receivable typically have repayment terms ranging from 30 to 180 days.  As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer’s crop.  The payment terms for these accounts receivable are sometimes renegotiated if there is a crop failure or the cash flows generated from the harvest are not adequate for the farmer to repay balances due to us.

We periodically evaluate the collectability of our trade accounts receivable and record allowances if we determine that collection is doubtful.  We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions as well as the value of any collateral provided.  We continue to monitor the economic environment and events taking place in Brazil and will adjust this allowance in the future depending upon the circumstances.

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  These guarantees are discussed under the heading “—Guarantees”.

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

(US$ in millions, except percentages)	June 30, 2010	December 31, 2009
Trade accounts receivable (current)	$138	$265
Allowance for doubtful accounts (current)	3	7
Trade accounts receivable (non-current) (1) (2)	274	316
Allowance for doubtful accounts (non-current) (1)	121	160
Total trade accounts receivable (current and non-current)	412	581
Total allowance for doubtful accounts (current and non-current)	124	167
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	30%	29%

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

Interest earned on secured advances to suppliers of $6 million and $9 million for the three months ended June 30, 2010 and 2009, respectively, and $15 million and $25 million for the six months ended June 30, 2010 and 2009, respectively, included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

(US$ in millions)	June 30, 2010	December 31, 2009
Prepaid commodity contracts	$274	$96
Secured advances to suppliers (current) (1)	200	278
Total (current)	474	374
Soybeans not yet priced (2)	(144)	(13)
Net	330	361
Secured advances to suppliers (non-current) (1) (3)	281	308
Total (current and non-current)	$611	$669
Allowance for uncollectible advances	$(79)	$(75)

(1)         Included in the secured advances to suppliers (current) are advances equal to an aggregate of $19 million and $36 million at June 30, 2010 and December 31, 2009, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $15 million and $20 million at June 30, 2010 and December 31, 2009, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)         Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at June 30, 2010.

(3)         Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $259 million and $264 million at June 30, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were a party to the following guarantees at June 30, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$120
Unconsolidated affiliates financing (2)	50
Total	$170

(1)         We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At June 30, 2010, we had approximately $81 million of tangible property that had been pledged to us as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  The fair value of these guarantees at June 30, 2010 was not significant.

(2)         We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2010, we recorded $4 million related to the fair values of these guarantees.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2010, debt with a carrying amount of $3,419 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiary to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.21 per share on June 2, 2010 to common shareholders of record on May 19, 2010.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on June 1, 2010 to convertible preference shareholders of record on May 15, 2010.  On May 20, 2010, we announced that our Board of Directors had approved an increase in our regular quarterly cash dividend from $0.21 to $0.23 per common share.  The dividend will be payable on September 2, 2010 to common shareholders of record on August 19, 2010.  We also announced on May 20, 2010 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2010 to convertible preference shareholders of record on August 15, 2010.

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

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under our accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on our condensed consolidated balance sheet.  In addition, during the six months ended June 30, 2010, we reduced our utilization of the securitization programs.  As a result, the amounts outstanding under the securitization programs at June 30, 2010 are not significant.  The adoption of this standard did not have a material impact on our financial position, results from operations or cash flows.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of any underlying exposures.  The derivative instruments we use for hedging purposes are intended to reduce the volatility on our results of operations; however, the use of derivative instruments can occasionally result in earnings volatility, which may be material.  See Note 11 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we used.

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

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients.  As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseed (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, corn and sugar.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors.  We are also subject to the risk of counterparty non-performance under forward purchase or sale contracts and from time to time have experienced instances of counterparty non-performance, including as a result of counterparty profitability under these contracts declining significantly as a result of significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

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

	Six Months Ended June 30, 2010		Year Ended December 31, 2009
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$1,228	$(123)	$616	$(62)
Highest short position	(912)	(91)	(943)	(94)

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

A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  For the three and six months ended June 30, 2010, we recognized in cost of goods sold in our condensed consolidated statements of income $1 million and $1 million, respectively, of losses on the firm commitments to purchase time on ocean freight vessels, which were offset by $1 million and $1 million, respectively of gains on freight derivative contracts.  There was no material gain or loss recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2010 due to hedge ineffectiveness.  In the three and six months ended June 30, 2010, we recognized gains of $3 million and $7 million in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $7 million in the remaining quarters of 2010, in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current liabilities in our condensed consolidated balance sheet at June 30, 2010.

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

Currency Risk

Our global operations require active participation in foreign exchange markets.  To reduce the risk arising from foreign exchange rate fluctuations, we follow a policy of hedging monetary assets and liabilities and commercial transactions with non-functional currency exposure.  Our primary exposure is related to our subsidiaries located in Brazil and Europe and to a lesser extent, Argentina, Canada and Asia.  We enter into derivative instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options primarily to limit exposures to changes in foreign currency exchange rates with respect to our recorded foreign currency denominated assets and liabilities and our functional currency operating expenses.  We may also hedge other foreign currency exposures as deemed appropriate.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  The balance of permanently invested intercompany borrowings was $2,935 million as of June 30, 2010 and $1,401 million as of December 31, 2009.  Included in other comprehensive income (loss) are foreign exchange losses of $56 million for the six months ended June 30, 2010 and gains of $357 million for the year ended December 31, 2009, related to permanently invested intercompany loans.

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

(US$ in millions)	June 30, 2010	December 31, 2009
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,126)	$(1,634)
Market risk	(213)	(163)
Agricultural commodities inventories	1,719	1,133
Net currency short position, less agricultural commodities inventories (1)	(407)	(501)
Market risk (1)	$(41)	$(50)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(521)	$(377)
Market risk	(51)	(38)
Agricultural commodities inventories	505	343
Net currency short position, less agricultural commodities inventories	(16)	(34)
Market risk	$(2)	$(3)
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(517)	$(497)
Market risk	(52)	(50)
Agricultural commodities inventories	451	454
Net currency short position, less agricultural commodities inventories	(66)	(43)
Market risk	$(7)	$(4)

(1)          The market risk for the Brazilian Operations excludes fertilizer inventories of $457 million and $374 million at June 30, 2010 and December 31, 2009, respectively, which also provide a natural offset to our currency exposure.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short- and long-term debt, based on market yields at June 30, 2010, was $4,124 million with a carrying value of $3,844 million.  There was no significant change in our interest risk at June 30 2010.

We have used a portion of the proceeds from the sale of our Brazilian fertilizer nutrients assets to redeem or repay certain indebtedness.  See “Liquidity and Capital Resources” for further information.

In addition, on July 1, 2010, we discontinued the hedge relationship between a hedged $250 million term loan due 2011, which was repaid on July 7, 2010, and the interest rate swap agreement with a notional value of $250 million.  The fair value of these swaps was approximately $7 million on July 1, 2010.  The interest rate swaps mature in 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting — In February 2010, Bunge acquired Moema.  Management is currently in the process of implementing its integration of Moema’s internal controls over financial reporting with Bunge’s internal controls over financial reporting.  Management expects the integration process to be completed within 12 months following the acquisition.  Additionally, in May 2010, we completed the sale of our Brazil fertilizer nutrients assets and began implementing significant restructuring actions related to the consolidation of our activities in Brazil.  These activities are expected to lead to changes in internal control over financial reporting for Bunge and the recently acquired entities in future fiscal periods.

Except as described above, there has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market.  As part of the proposed reorganization, our wholly owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase.  The reorganization was subject to approval by Fosfertil’s shareholders.  Certain shareholders of Fosfertil who are affiliated with the Mosaic Company and Yara International ASA filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit against us that was pending before the highest appellate court in Brazil (Superior Tribunal de Justica, or the Superior Court of Justice) since September 2008.  In August 2009, the Superior Court of Justice ruled in our favor on the merits of the case.  These minority shareholders filed motions seeking clarification of this court decision, but such motions were rejected by the Superior Court of Justice in December 2009.  Subsequently, these minority shareholders filed extraordinary appeals before the Brazilian Constitutional Court (the Supreme Court).  The proposed reorganization was also the subject of other lawsuits filed by these shareholders and subject to governmental approvals in Brazil.  In May 2010, we completed the sale of our direct and indirect ownership in Fosfertil to Vale.  In addition, these minority shareholders have also agreed to sell their direct and indirect interests in Fosfertil to Vale.  In connection with these transactions, in June 2010, we and the minority shareholders reached a settlement and agreed to the release and waiver of all claims in these matters.  The parties have jointly petitioned the applicable courts for dismissal of these proceedings and, upon approval by the courts, substantially all of which have already been granted, these proceedings will be concluded.

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

We may not realize the anticipated benefits of acquisitions, joint ventures and strategic alliances or divestitures.  In particular, there are risks associated with the recent Moema acquisition and the divestiture of our Brazilian fertilizer nutrients assets.

We have been an active acquirer of other companies, and we have strategic alliances and joint ventures with several partners.  Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business, such as the recent Moema acquisition.  Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire.  In addition, we may decide, from time to time, to divest certain of our assets or businesses, such as the recently completed sale of our Brazilian fertilizer nutrients assets.  Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms.

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

We are continuously implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business.  Initiatives currently in process or implemented in the past year include the outsourcing of certain administrative activities in several regions, rationalization of manufacturing operations, including the closing of facilities and the implementation of a restructuring and consolidation of our operations in Brazil.  Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Moema acquisition, during the quarter ended June 30, 2010, we issued an aggregate of 534,263 common shares to certain of the Moema sellers as a result of the determination of post-closing purchase price adjustments as provided in the related acquisition agreements.  The shares were issued in a private placement transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchase of Equity Securities:

On June 8, 2010, Bunge announced that its Board of Directors approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.

The following table sets forth information relating to the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	—	$—	—	$—
May 1, 2010 – May 30, 2010	—	—	—	—
June 1, 2010 – June 30, 2010	2,050,000	52.20	2,050,000	593,000,000
Total	2,050,000	$52.20	2,050,000	$593,000,000

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

BUNGE LIMITED

Date: August 9, 2010	By:	/s/ JACQUALYN A. FOUSE
Jacqualyn A. Fouse
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

2.1

First Amendment to the Share Purchase and Sale Agreement and Other Covenants among Bunge Fertilizantes S.A., Bunge Brasil Holdings B.V., Mineração Naque S.A., Vale S.A. and Bunge Limited dated May 21, 2010.

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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements*.

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