Form 10-Q
period 2010-09-30
Bunge LTD
filed 2010-11-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010 the number of common shares issued of the registrant was:

Common shares, par value $.01: 144,889,321

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$11,662	$11,298	$32,981	$31,490
Cost of goods sold	(10,950)	(10,955)	(31,299)	(30,600)

Gross profit	712	343	1,682	890
Selling, general and administrative expenses	(357)	(349)	(1,119)	(952)
Gain on sale of fertilizer nutrients assets	-	-	2,440	-
Interest income	20	20	62	96
Interest expense	(62)	(79)	(241)	(212)
Loss on extinguishment of debt	(90)	-	(90)	-
Foreign exchange gains (losses)	77	169	(22)	470
Other income (expense) – net	(5)	(4)	(8)	(12)

Income before income tax and equity in earnings of affiliates	295	100	2,704	280
Income tax (expense) benefit	(97)	97	(648)	52

Equity in earnings of affiliates	8	-	17	11

Net income	206	197	2,073	343
Net loss (income) attributable to noncontrolling interest	6	35	(20)	7

Net income attributable to Bunge	212	232	2,053	350
Convertible preference share dividends	(19)	-	(58)	(39)

Net income available to Bunge common shareholders	$193	$232	$1,995	$311

Earnings per common share – basic (Note 19)
Earnings to Bunge common shareholders	$1.38	$1.82	$14.12	$2.51

Earnings per common share – diluted (Note 19)
Earnings to Bunge common shareholders	$1.36	$1.62	$13.09	$2.48

Dividends per common share	$0.23	$-	$0.67	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$350	$553
Trade accounts receivable (less allowance of $181 and $192)	3,003	2,363
Inventories (Note 5)	5,568	4,862
Deferred income taxes	143	506
Other current assets (Note 6)	4,262	3,499
Total current assets	13,326	11,783

Property, plant and equipment, net	4,992	5,347
Goodwill (Note 7)	950	427
Other intangible assets, net (Note 8)	196	170
Investments in affiliates	599	622
Deferred income taxes	1,060	979
Other non-current assets	1,978	1,958
Total assets	$23,101	$21,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$483	$166
Current portion of long-term debt	489	31
Trade accounts payable	3,856	3,275
Deferred income taxes	72	100
Other current liabilities (Note 10)	2,765	2,635
Total current liabilities	7,665	6,207

Long-term debt	2,378	3,618
Deferred income taxes	120	183
Other non-current liabilities	803	913

Commitments and contingencies (Note 15)

Shareholders’ equity:
Mandatory convertible preference shares, par value $.01; authorized – 862,500; issued and outstanding: 2010 and 2009 – 862,455 shares (liquidation preference $1,000 per share)	863	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2010 and 2009 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued: 2010 – 144,885,786 shares, 2009 – 134,096,906 shares	1	1
Additional paid-in capital	4,270	3,625
Retained earnings	5,895	3,996
Accumulated other comprehensive income	465	319
Treasury shares, at cost (2010 – 6,714,573)	(354)	-
Total Bunge shareholders’ equity	11,830	9,494
Noncontrolling interest	305	871
Total equity	12,135	10,365
Total liabilities and shareholders’ equity	$23,101	$21,286

The accompanying notes are an integral part of these condensed consolidated financial statements

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$2,073	$343
Adjustments to reconcile net income to cash used for operating activities:
Foreign exchange loss (gain) on debt	53	(594)
Gain on sale of fertilizer nutrients assets	(2,440)	-
Impairment of assets	61	-
Bad debt expense	23	41
Depreciation, depletion and amortization	326	319
Stock-based compensation expense	47	16
Recoverable taxes provision	3	41
Gain on sale of property, plant and equipment	(6)	-
Deferred income taxes	213	(163)
Equity in earnings of affiliates	(17)	(11)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(1,068)	152
Inventories	(872)	1,619
Prepaid commodity purchase contracts	(370)	19
Secured advances to suppliers	71	220
Trade accounts payable	961	(1,544)
Advances on sales	102	23
Unrealized net gain/loss on derivative contracts	(413)	(145)
Margin deposits	(228)	(348)
Accrued liabilities	177	4
Other—net	(316)	(539)
Cash used for operating activities	(1,620)	(547)
INVESTING ACTIVITIES
Payments made for capital expenditures	(754)	(596)
Acquisitions of businesses (net of cash acquired)	(138)	(22)
Proceeds from sales of fertilizer nutrients assets	3,914	-
Cash disposed in sale of fertilizer nutrients assets	(106)	-
Related party loans	(17)	(19)
Proceeds from investments	50	92
Proceeds from disposal of property, plant and equipment	5	39
Investments in affiliates	(2)	(6)
Cash provided by (used for) investing activities	2,952	(512)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	467	(198)
Proceeds from short-term debt with maturities greater than 90 days	396	986
Repayments of short-term debt with maturities greater than 90 days	(920)	(891)
Proceeds from long-term debt	168	2,885
Repayment of long-term debt	(1,156)	(2,359)
Proceeds from sale of common shares	4	762
Repurchase of common shares	(354)	-
Dividends paid to preference shareholders	(58)	(58)
Dividends paid to common shareholders	(92)	(74)
Dividends paid to noncontrolling interest	(7)	(8)
Other	36	24
Cash (used for) provided by financing activities	(1,516)	1,069
Effect of exchange rate changes on cash and cash equivalents	(19)	87
Net (decrease) increase in cash and cash equivalents	(203)	97
Cash and cash equivalents, beginning of period	553	1,004
Cash and cash equivalents, end of period	$350	$1,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Non - Controlling	Total	Comprehensive

	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity	Income (Loss)
Balance, January 1, 2009	7,762,455	$ 1,553	121,632,456	$ 1	$ 2,849	$ 3,844	$ (811)	$ -	$ 692	$ 8,128
Comprehensive income (loss)— 2009:
Net income (loss)	-	-	-	-	-	350	-	-	(7)	343	$ 343
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	-	-	-	-	-	-	996	-	169	1,165	1,165
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $11	-	-	-	-	-	-	30	-	-	30	30
Unrealized investment gains, net of tax expense of $1	-	-	-	-	-	-	2	-	-	2	2
Reclassification of realized net losses, net of tax benefit of $30 to net income	-	-	-	-	-	-	56	-	-	56	56
Pension adjustment, net of tax benefit of $5	-	-	-	-	-	-	(4)	-	(6)	(10)	(10)
Total comprehensive income	-	-	-	-	-	-	-	-	-		$ 1,586
Dividends on preference shares	-	-	-	-	-	(39)	-	-	-	(39)
Dividends on common shares	-	-	-	-	-	(74)	-	-	-	(74)
Dividends paid to nonconrolling interest on subsidiary common stock	-	-	-	-	-	-	-	-	(17)	(17)
Return of capital to noncontrolling interest	-	-	-	-	-	-	-	-	(43)	(43)
Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	-	78	78
Consolidation of subsidiary									5	5
Purchase of additional shares in subsidiary from noncontrolling interest	-	-	-	-	(4)	-	-	-	-	(4)
Stock-based compensation expense					16					16
Issuance of common shares:
—public equity offering			12,000,000		761					761
—stock options and award plans, net of shares withheld for taxes	-	-	443,478	-	(4)	-	-	-	-	(4)
Balance September 30, 2009	7,762,455	$ 1,553	134,075,934	$ 1	$ 3,618	$ 4,081	$ 269	$ -	$ 871	$ 10,393

(Continued on following page)

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Non - Controlling	Total	Comprehensive

	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Interest	Equity	Income (Loss)

Balance, January 1, 2010	7,762,455	$ 1,553	134,096,906	$ 1	$ 3,625	$ 3,996	$ 319	$ -	$ 871	$ 10,365
Comprehensive income— 2010:
Net income	-	-	-	-	-	2,053	-	-	20	2,073	$ 2,073
Foreign exchange translation adjustment, net of tax expense of $0	-	-	-	-	-	-	131	-	(28)	103	103
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $11	-	-	-	-	-	-	21	-	-	21	21
Reclassification of realized net gains, net of tax expense of $7 to net income	-	-	-	-	-	-	(8)	-	-	(8)	(8)
Other postretirement healthcare subsidy tax deduction adjustment	-	-	-	-	-	-	2		-	2	2
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	$ 2,191
Dividends on preference shares	-	-	-	-	-	(58)	-	-	-	(58)
Dividends on common shares	-	-	-	-	-	(96)	-	-	-	(96)
Dividend to noncontrolling interest on subsidiary common stock	-	-	-	-	-	-	-	-	(10)	(10)
Return of capital to noncontrolling interest	-	-	-	-	-	-	-	-	(9)	(9)
Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	-	46	46
Initial consolidation of subsidiary	-	-	-	-	-	-	-	-	3	3
Sale of non-wholly owned subsidiary (Note 18)									(588)	(588)
Stock-based compensation expense	-	-	-	-	47	-	-	-	-	47
Repurchase of common shares	-	-	(6,714,573)	-	-	-	-	(354)	-	(354)
Issuance of common shares:
—Business acquisition (Note 3)	-	-	10,315,400	-	600	-	-	-	-	600
—stock options and award plans, net of shares withheld for taxes	-	-	473,480	-	(2)	-	-	-	-	(2)
Balance September 30, 2010	7,762,455	$ 1,553	138,171,213	$ 1	$ 4,270	$ 5,895	$ 465	$ (354)	$ 305	$ 12,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The consolidated balance sheet at December 31, 2009 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, forming part of Bunge’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010.

Reclassifications — Certain reclassifications related to Bunge’s change in segments were made to the prior period condensed consolidated financial statements to conform to the current period presentation (see Note 20 of the notes to the condensed consolidated financial statements).

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of  New Accounting Pronouncements —  Amendment to Consolidation — In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise’s involvement in VIEs.  As a result of the adoption of this standard on January 1, 2010, Bunge consolidated one of its agribusiness joint ventures (see Note 18 of the notes to the condensed consolidated financial statements).

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under Bunge’s accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on Bunge’s condensed consolidated balance sheet.  As a result of this adoption, Bunge has reduced its utilization of these programs and either terminated or allowed certain of these programs to expire.  The adoption of this standard did not have a material impact on Bunge’s financial position, results from operations or cash flows.

New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses — In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables will be required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. The new disclosures are required to be included in the consolidated financial statements for fiscal years ending after December 15, 2010. Bunge is evaluating the impact this standard may have on its consolidated financial statements.

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

(US$ in millions)
Fair value of Bunge Limited common shares issued	$600
Cash paid	52
Total purchase price	$652

Bunge issued 9,718,632 of its common shares with a fair value of $570 million and paid 97 million Brazilian reais in cash, which equated to approximately $51 million, at the closing of the transaction.  The final purchase price was subject to a post-closing adjustment based on working capital and net debt of the acquired companies at closing under Brazilian generally accepted accounting principles.  During the second and third quarters of 2010, Bunge issued 596,768 of its common shares, with a fair value of $30 million and paid 1 million Brazilian reais in cash, which equated to approximately $1 million, in connection with the finalization of the post-closing purchase price adjustments with the sellers.  All purchase price adjustments were settled as of September 30, 2010.

Acquisition related expenses of $11 million were recorded in selling, general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2010.  There were no additional acquisition related expenses recorded in the three months ended September 30, 2010 associated with the Moema acquisition.

The table below includes Bunge’s preliminary assessment of the fair values of assets and liabilities acquired and related goodwill, including certain reclassifications made during the three months ended September 30, 2010:

	June 30,		September 30,
(US$ in millions)	2010	Reclassifications	2010
Assets acquired:
Cash	$3	$-	$3
Inventories	187	-	187
Other current assets	66	-	66
Property, plant and equipment	657	-	657
Other intangible assets	44	-	44
Other non-current assets	103	62	165
Total assets	1,060	62	1,122
Liabilities acquired:
Short-term debt	(378)	-	(378)
Other current liabilities	(302)	-	(302)
Long-term debt	(177)	-	(177)
Other non-current liabilities	(91)	12	(79)
Total liabilities	(948)	12	(936)

Goodwill	539	(73)	466

Total purchase price	$651	$1	$652

Intangible assets consist of the following:

		Useful Life
(US$ in millions)
Land lease agreements	$43	7 years
Other	1	2-20 years
Total	$44

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

Moema is included in the sugar and bioenergy segment and the goodwill from this acquisition has been assigned to that segment.  The acquisition is expected to complement Bunge’s existing sugarcane milling and trading and merchandising activities.  The acquisition increases Bunge’s presence in the sugar and sugarcane-based ethanol industry in Brazil, substantially increasing Bunge’s annual sugarcane crushing capacity.  The acquired mills form a cluster within a highly productive region for sugarcane in Brazil.  The Moema management team’s experience in sugarcane agricultural and industrial processes is expected to complement Bunge’s expertise in trade and financial risk management.  Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition.  Goodwill of $553 million is deductible for tax purposes.  In addition, the tax deductible goodwill exceeds the recorded goodwill by approximately $170 million resulting in total tax deductible goodwill of approximately $723 million.  As a result, a long-term deferred tax asset of approximately $87 million relating to the excess tax deductible goodwill and a corresponding reduction in goodwill have been recorded in the preliminary purchase price allocation.

Supplemental pro forma financial information is not presented for the three and nine months ended September 30, 2009 because it is not practical to provide this information as Moema historically did not prepare quarterly financial statements and did not report results under U.S. GAAP.

Included in the condensed consolidated statements of income for the three and nine months ended September 30, 2010 are net sales and income from operations before income taxes of $169 million and $45 million and $350 million and $26 million, respectively.

Argentina Fertilizer Acquisition — On January 11, 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., a subsidiary of Petroleo Brasileiro S.A. (Petrobras), for approximately $80 million.  The acquired business is included in Bunge’s fertilizer segment.  This acquisition expands Bunge’s presence in the Argentine retail fertilizer market, allowing it to further develop synergies with its grain origination operations through the sale of products to farmers from whom it may purchase commodities.  With the preliminary determination of the fair values of assets and liabilities acquired, $66 million of the purchase price has been allocated to property, plant and equipment, $6 million to other current assets, $4 million to other intangible assets, primarily a non-compete agreement, and $4 million to goodwill.  There were no adjustments made to these preliminary allocations during the third quarter of 2010.

Other —In the third quarter of 2010, Bunge completed the acquisition of two oilseed processing facilities in Turkey in separate transactions for a total purchase price of approximately $24 million, which consisted of approximately $5 million in cash and approximately $19 million of other prepayments related to existing contractual arrangements.  The preliminary purchase price allocations for the combined transactions included $20 million allocated to property, plant and equipment and $4 million to goodwill.

In 2010, Bunge finalized the purchase price allocation related to its 2009 acquisition of the European margarine businesses of Raisio plc.  The purchase price was 81 million Euros in cash, which equated to approximately $115 million, net of $5 million of cash received.  Bunge initially recognized $50 million as goodwill in its edible oil products segment related to this acquisition.  Upon completion of final purchase price allocations, goodwill and deferred tax liabilities were each reduced by $4 million.

4.             BUSINESS DIVESTITURE

In January 2010, Bunge and two of its wholly owned subsidiaries entered into a definitive agreement (as amended, the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale would acquire Bunge’s fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil).  The transaction closed on May 27, 2010, and final settlement of the post-closing adjustment as contemplated in the Agreement occurred on August 13, 2010.  Bunge received total cash proceeds of $3.9 billion and recognized a gain of $2.4 billion ($1.9 billion net of tax) in its fertilizer segment related to this transaction. Included in the calculation of the gain are $152 million of transaction costs incurred in connection with the divestiture. Total income tax expense associated with the transaction was $539 million, of which approximately $280 million was paid during the nine months ended September 30, 2010 and approximately $259 million is expected to be offset by deferred tax assets and other tax credits and therefore is not expected to result in cash tax payments.

Approximately $144 million of transaction costs and $280 million of withholding taxes are included as a component of cash used for operating activities in Bunge’s condensed consolidated statements of cash flows in the nine months ended September 30, 2010.  Gross proceeds of $3.9 billion and cash disposed of $106 million related to this transaction are included as a component of cash provided by investing activities in Bunge’s condensed consolidated statement of cash flows in the nine months ended September 30, 2010.

Assets and liabilities disposed of as part of this transaction included approximately $1,516 million of property, plant and equipment, net, related to fertilizer mining properties and other plants and equipment of the fertilizer nutrients activities.

5.             INVENTORIES

Inventories by segment are included in the table below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms

	September 30,	December 31,
(US$ in millions)	2010	2009
Agribusiness (1)	$4,082	$3,535
Sugar and Bioenergy (2)	401	89
Fertilizer (3)	566	749
Edible oil products (4)	389	371
Milling products (4)	130	118
Total	$5,568	$4,862

(1)          Includes readily marketable agricultural commodity inventories of $3,803 million and $3,197 million at September 30, 2010 and December 31, 2009, respectively.  Of these agricultural commodity inventories $3,617 million and $3,197 million are carried at fair value at September 30, 2010 and December 31, 2009, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)          Includes readily marketable sugar inventories of $140 million and $21 million at September 30, 2010 and December 31, 2009, respectively.  Of these sugar inventories, $116 million and $21 million are carried at fair value at September 30, 2010 and December 31, 2009, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in our industrial production business are carried at lower of cost or market.

(3)          Fertilizer inventories are carried at lower of cost or market.

(4)          Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $180 million and $162 million at September 30, 2010 and December 31, 2009, respectively.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	September 30, 2010	December 31, 2009
Prepaid commodity purchase contracts (1)	$569	$110
Secured advances to suppliers (2)	211	275
Unrealized gains on derivative contracts at fair value	1,434	1,202
Recoverable taxes (3)	407	680
Margin deposits (4)	758	530
Marketable securities	60	15
Other	823	687
Total	$4,262	$3,499

(1)          Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)          Bunge makes cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  These advances are strictly financial in nature.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  In addition to current secured advances, Bunge has non-current secured advances to suppliers, primarily farmers in Brazil, in the amount of $310 million and $308 million at September 30, 2010 and December 31, 2009, respectively, net of allowance for uncollectible advances, which are included in other non-current assets in the condensed consolidated balance sheets.  The allowance for uncollectible advances totaled $85 million and $75 million at September 30, 2010 and December 31, 2009, respectively.  The repayment terms of the non-current secured advances generally range from two to three years.  Included in the secured advances to suppliers recorded in other current assets are advances that were renegotiated from their original terms, equal to an aggregate of $14 million and $36 million at September 30, 2010 and December 31, 2009, respectively.  Included in the secured advances to suppliers recorded in other non-current assets are advances that were renegotiated from their original terms, equal to an aggregate of $17 million and $20 million at September 30, 2010 and December 31, 2009, respectively.  These renegotiated advances are largely collateralized by future crops and mortgages on assets such as land, buildings and equipment.

Also included in non-current secured advances to suppliers are advances for which Bunge has initiated legal action to collect the outstanding balance or obtain title to the assets pledged by the farmers as collateral, equal to an aggregate of $281 million and $264 million at September 30, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crop years.

Interest earned on secured advances to suppliers of $4 million and $7 million for the three months ended September 30, 2010 and 2009, respectively, and $19 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively, is included in net sales in the condensed consolidated statements of income.

(3)          Bunge has an additional recoverable taxes balance of $983 million and $769 million at September 30, 2010 and December 31, 2009, respectively, which is included in other non-current assets in the condensed consolidated balance sheets.  The balance of current and non-current recoverable taxes is net of the allowance for recoverable taxes of $114 million and $164 million at September 30, 2010 and December 31, 2009, respectively.

(4)          Margin deposits include U.S. treasury securities at fair value and cash.

7.             GOODWILL

For the nine months ended September 30, 2010, the changes in the carrying value of goodwill by segment are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Total
Balance, December 31, 2009	$ 204	$ 130	$ -	$ 83	$ 10	$ 427
Acquired goodwill (1)	4	466	4	-	-	474
Reallocation of acquired goodwill (1)	-	-	-	(4)	-	(4)
Tax benefit on goodwill amortization (2)	(5)	-	-	-	-	(5)
Foreign exchange translation	6	54	-	(2)	-	58
Balance, September 30, 2010	$ 209	$ 650	$ 4	$ 77	$ 10	$ 950

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

8.             OTHER INTANGIBLE ASSETS

Other intangible assets, net consist of the following:

(US$ in millions)	September 30, 2010	December 31, 2009
Trademarks/brands, finite-lived	$126	$130
Licenses	12	12
Other	119	72
	257	214
Less accumulated amortization:
Trademarks/brands (1)	(52)	(47)
Licenses	(2)	(2)
Other	(35)	(23)
	(89)	(72)
Trademarks/brands, indefinite-lived	28	28
Intangible assets, net of accumulated amortization	$196	$170

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

In 2010, Bunge assigned values totaling $48 million to other intangible assets acquired in business acquisitions, with $44 million and $4 million, respectively, in the sugar and bioenergy and fertilizer segments.  Finite lives of these assets range from 2 to 20 years.  (See Note 3 of the notes to the condensed consolidated financial statements).  In addition, $9 million of other intangible assets, net have been disposed of as part of the sale of the Brazilian fertilizer nutrients assets (see Note 4 to the condensed consolidated financial statements).  Aggregate amortization expense was $6 million and $6 million for the three months ended September 30, 2010 and 2009, respectively, and $17 million and $11 million for the nine months ended September 30, 2010 and 2009, respectively.  The annual estimated aggregate amortization expense for 2010 is approximately $23 million with approximately $22 million estimated per year for 2011 through 2014.

9.             IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment — Bunge recorded pretax non-cash impairment charges of $49 million in cost of goods sold in its condensed consolidated statement of income for the three months ended September 30, 2010, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility that commenced operations in 2008 and has not reached full capacity or profitability, $5 million related to the closure of an edible oil facility in Europe as part of our plan to improve our European footprint and $2 million related to the write-down of an administrative office in Brazil.  These pretax impairment charges were allocated $22 million to the agribusiness segment and $27 million to the edible oil products segment.  The fair value of the European oilseed processing and refining facility was determined internally by Bunge’s management using a discounted cash flow model. Total pretax non-cash impairment charges of $61 million recorded in cost of goods sold in Bunge’s condensed consolidated statement of income for the nine months ended September 30, 2010, included these charges as well as $12 million related to the previously reported closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line.  Declining results of operations at this facility due to local competitive pressures, as well as Bunge’s additions of new, larger and better located facilities in recent years led management to decide to permanently close this facility.  The fair value of the facility is not material and was determined internally by Bunge’s management.  For the nine months ended September 30, 2010, $32 million of these charges were allocated to the agribusiness segment, $27 million to the edible oil products segment and $2 million to the milling products segment.

Restructuring — Bunge recorded pretax restructuring charges of zero and $26 million, respectively, in the three and nine months ended September 30, 2010.   For the nine months ended September 30, 2010, restructuring costs of $5 million, $1 million, $1 million, $3 million and $4 million in the agribusiness, sugar and bioenergy, milling products, edible oil products and fertilizer segments, respectively, were included in cost of goods sold and related primarily to the closure of the oilseed processing facility in the United States, the consolidation of management and administrative functions in Brazil and restructuring of certain European operations.  Additionally, for the nine months ended September 30, 2010 restructuring charges consisting primarily of termination benefits related to the consolidation of Bunge’s Brazilian operations were recorded as selling, general and administrative expenses with $4 million, $3 million, $3 million and $2 million allocated to the agribusiness, sugar and bioenergy, milling products and edible oil products segments, respectively.

Termination benefit costs in the agribusiness segment for the nine months ended September 30, 2010 related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of our operations in Brazil.  This consolidation of Brazilian operations also impacted the sugar and bioenergy, fertilizer, edible oil products and milling products segments.  Termination benefit costs in our edible oil products segment related to 514 employees in connection with the reorganization of certain of our operations in Europe.  Bunge has accrued $11 million in its condensed consolidated balance sheet related to the Brazilian restructuring as of September 30, 2010.  Substantially all of these costs will be paid in 2011 under severance plans that were defined and communicated in 2010.  Funding for the payments will be provided by cash flows from operations.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition.  (For additional information on Level 1, 2 and 3 inputs see Note 11 of the notes to the condensed consolidated financial statements):

		Fair Value Measurements Using

(US$ in millions)	Three Months Ended September 30, 2010	Level 1	Level 2	Level 3	Three Months Ended September 30, 2010 Total Losses

Property, plant and equipment	$91	$—	$—	$91	$(49)

		Fair Value Measurements Using

(US$ in millions)	Nine Months Ended September 30, 2010	Level 1	Level 2	Level 3	Nine Months Ended September 30, 2010 Total Losses

Property, plant and equipment	$91	$—	$—	$91	$(61)

10.          OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2010	2009
Accrued liabilities	$1,212	$1,046
Unrealized losses on derivative contracts at fair value	1,106	1,250
Advances on sales	356	253
Other	91	86
Total	$2,765	$2,635

11.          FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short- and long-term debt to fund operating requirements and derivative instruments to manage its foreign exchange, interest rate, commodity price, freight and energy cost exposures.  Bunge may also use derivative instruments, from time to time, to reduce volatility in its income tax expense that results from foreign exchange gains and losses on certain U.S. dollar-denominated loans in Brazil.  Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  For long-term debt, see Note 12 of the notes to the condensed consolidated financial statements.  All derivative instruments and marketable securities are stated at fair value.

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

The following table sets forth by level Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.  Bunge’s exchange traded agricultural commodity futures are predominantly settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	September 30, 2010				December 31, 2009
(US$ in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:

Readily marketable inventories (Note 5)	$-	$3,652	$261	$3,913	$-	$3,271	$109	$3,380
Unrealized gain on designated derivative contracts (4):
Interest Rate	-	-	-	-	-	9	-	9
Foreign Exchange	-	23	-	23	-	11	-	11
Unrealized gain on undesignated derivative contracts (4):
Interest Rate	-	4	-	4	-	-	-	-
Foreign Exchange	-	58	-	58	-	41	3	44
Commodities	75	981	239	1,295	34	905	94	1,033
Freight	-	30	5	35	-	68	8	76
Energy	2	20	6	28	10	22	13	45
Other (5)	365	81	-	446	138	16	-	154
Total assets	$442	$4,849	$511	$5,802	$182	$4,343	$227	$4,752
Liabilities:
Unrealized loss on designated derivative contracts (6):
Interest Rate	$-	$-	$-	$-	$-	$7	$-	$7
Foreign Exchange	-	21	-	21	-	123	-	123
Unrealized loss on undesignated derivative contracts (6):
Interest Rate	-	1	-	1	-	2	-	2
Foreign Exchange	-	61	-	61	7	15	-	22
Commodities	291	607	71	969	113	693	84	890
Freight	35	28	-	63	98	106	-	204
Energy	5	2	9	16	8	7	3	18
Total liabilities	$331	$720	$80	$1,131	$226	$953	$87	$1,266

(1)          Quoted prices in active markets for identical assets.

(2)          Significant other observable inputs.

(3)          Significant unobservable inputs.

(4)          Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  At September 30, 2010 and December 31, 2009, $4 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current assets.

(5)          Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(6)          Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  At September 30, 2010  and December 31, 2009 , $20 million and $8 million, respectively, of designated and undesignated derivative contracts are included in other non-current liabilities.

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

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.  Bunge did not have significant transfers in and/or out of Level 3 during the nine months ended September 30, 2010.

Level 3 Derivatives — The fair values of Level 3 derivative instruments are estimated using pricing information that is less observable.  Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange-cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in our fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.  Bunge did not have significant allowances relating to non-performance by counterparties as of September 30, 2010 and December 31, 2009.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010  and 2009.  Level 3 instruments presented in the tables include certain readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2010	$47	$354	$401
Total gains and losses (realized/unrealized) included in cost of goods sold	156	130	286
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	(2)	-	(2)
Purchases, issuances and settlements	(37)	(225)	(262)
Transfers into Level 3	5	2	7
Transfers out of Level 3	1	-	1
Balance, September 30, 2010	$170	$261	$431

(1)      Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2009	$(14)	$656	$642
Total gains and losses (realized/unrealized) included in earnings	36	(25)	11
Purchases, issuances and settlements	17	(443)	(426)
Transfers in/(out) of Level 3	(3)	(2)	(5)
Balance, September 30, 2009	$36	$186	$222

(1)           Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total

Balance, January 1, 2010	$31	$109	$140
Total gains and losses (realized/unrealized) included in cost of goods sold	141	284	425
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	(2)	-	(2)
Purchases, issuances and settlements	(21)	(134)	(155)
Transfers into Level 3	35	2	37
Transfers out of Level 3	(14)	-	(14)
Balance, September 30, 2010	$170	$261	$431

(1)                                  Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total

Balance, January 1, 2009	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in cost of goods sold	97	125	222
Purchases, issuances and settlements	(61)	(120)	(181)
Transfers in/(out) of Level 3	101	(2)	99
Balance, September 30, 2009	$36	$186	$222

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the three months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were held at September 30, 2010 and 2009.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to
assets and liabilities held at September 30, 2010:
Cost of goods sold	$194	$106	$300
Foreign exchange gains (losses)	$(2)	$-	$(2)
Changes in unrealized gains and (losses) relating to
assets and liabilities held at September 30, 2009:
Cost of goods sold	$88	$(21)	$67

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or losses recorded in earnings during the nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were held at September 30, 2010 and 2009.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to
assets and liabilities held at September 30, 2010:
Cost of goods sold	$268	$159	$427
Foreign exchange gains (losses)	$(3)	$-	$(3)
Changes in unrealized gains and (losses) relating to
assets and liabilities held at September 30, 2009:
Cost of goods sold	$98	$19	$117

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest Rate Derivatives — Interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these swap agreements have been designated as fair value hedges.  Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge enters into interest rate swap agreements primarily for the purpose of managing certain of its interest rate exposures.  In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these swap agreements as hedge instruments for accounting purposes.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

On July 7, 2010, Bunge discontinued the hedge relationship between the hedged $250 million term loan due 2011, which was repaid on the same day, and the interest rate swap agreement with a notional value of $250 million, which had been hedging that exposure.

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements as of September 30, 2010:

	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	of Derivative (4)
Interest rate swap agreements	$-	$250
Weighted average rate payable — 1.18% (1)
Weighted average rate receivable — 4.33% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (1)
Weighted average rate receivable — 0.26% (3)

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

The table below summarizes the notional amounts of open foreign exchange positions as of September 30, 2010.

	September 30, 2010
	Exchange
	Traded	Non-exchange
	Net (Short)	Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	-	(315)	169	Delta
Forwards	(80)	(6,701)	6,911	Notional
Swaps	-	(1,001)	100	Notional

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

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements as of September 30, 2010.

	Notional Amount	Notional Amount
(US$ in millions)	of Hedged Obligation	of Derivative (1) (2)

U.S. dollar/Yen cross-currency interest rate swaps	$120	$120

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

The table below summarizes the volumes of open agricultural commodities derivative positions as of September 30, 2010.

	September 30, 2010
	Exchange Traded	Non-exchange
	Net (Short) &	Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(12,360,841)	-	-	Metric Tons
Options	(1,486,600)	(138,605)	83,207	Metric Tons
Forwards	-	(19,325,962)	28,239,364	Metric Tons
Swaps	-	(549,356)	408,234	Metric Tons

(1)          Exchange traded futures and options are presented on a net (short) and long position basis.

(2)          Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

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

The table below summarizes the open ocean freight positions as of September 30, 2010.

	September 30, 2010
	Exchange Cleared	Non-exchange
	Net (Short) &	Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(7,854)	(917)	1,371	Hire Days
FFA Options	502	-	-	Hire Days

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

The table below summarizes the open energy positions as of September 30, 2010.

	September 30, 2010
	Exchange Traded	Non-exchange		Unit of
	Net (Short) &	Cleared		Measure
	Long (1)	(Short) (2)	Long (2)	(3)
Natural Gas (3)
Futures	932,500	-	109,950	MMBtus
Swaps	-	(35,000)	1,640,125	MMBtus
Options	1,046,100	(3,463,940)	-	MMBtus
Energy—Other
Futures	1,452,676	-	-	Metric Tons
Forwards	-	(1,701,745)	3,126,791	Metric Tons
Swaps	-	(38,661)	53,512	Metric Tons
Options	(291,339)	(62,992)	118,110	Metric Tons

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

The Effect of Derivative Instruments on the Consolidated Statement of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended September 30, 2010 and 2009.

	Gain or (Loss) Recognized in Income on
	Derivative
		September 30,
(US$ in millions)	Location	2010	2009
Designated Derivative Contracts:
Freight (1)	Cost of goods sold	$-	$(9)
Total		$-	$(9)
Undesignated Derivative Contracts:
Interest Rate	Interest expense	$8	$—
Interest Rate	Other income (expenses)—net	1	(3)
Foreign Exchange	Foreign exchange gains (losses)	23	(197)
Foreign Exchange	Cost of goods sold	14	13
Commodities	Cost of goods sold	261	138
Freight	Cost of goods sold	(36)	37
Energy	Cost of goods sold	(9)	(6)
Total		$262	$(18)

(1)          The gain or (loss) on the hedged items is included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2010.

		Gain or	Gain or (Loss)
		(Loss)	Reclassified from		Gain or (Loss)
		Recognized in	Accumulated OCI into		Recognized in Income
	Notional	Accumulated	Income (1)		on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)
Cash Flow Hedge:
			Cost of		Cost of
Foreign Exchange (4)	$660	$2	goods sold	$1	goods sold	$5
			Cost of		Cost of
Commodities (5)	94	19	goods sold	11	goods sold	3
Total	$754	$21		$12		$8
Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$-	$17	gains (losses)	$-	gains (losses)	$-
Total	$-	$17		$-		$-

(1)          The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2010, Bunge expects to reclassify into income in the next 12 months approximately $1 million, $7 million and zero of after tax gains related to its foreign exchange, agricultural commodities and net investment cash flow hedges, respectively.

(2)          The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)          The amount of gain recognized in income is $3 million which relates to the ineffective portion of the hedging relationships, and $5 million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)          The foreign exchange forward contracts mature at various dates in 2010 and 2011.

(5)          The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2010 and 2011.

(6)          Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps mature at various dates in 2010.  In July 2010, Bunge de-designated the net investment hedge. Gains or losses due to changes in exchange rates on the de-designated swaps are recorded in the income statement going forward.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2009:

		Gain or	Gain or (Loss)
		(Loss)	Reclassified from		Gain or (Loss)
		Recognized in	Accumulated OCI into		Recognized in Income
	Notional	Accumulated	Income (1)		on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)

Cash Flow Hedge:			Foreign		Foreign
			exchange		exchange
Foreign Exchange (4)	$651	$47	gains (losses)	$(46)	gains (losses)	$(3)
			Cost of		Cost of
Commodities (5)	56	(17)	goods sold	(10)	goods sold	3
Total	$707	$30		$(56)		$-
Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$419	$(131)	gains (losses)	$-	gains (losses)	$-
Total	$419	$(131)		$-		$-

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

12.          DEBT

In July 2010, Bunge redeemed certain senior notes and repaid certain term loans and subsidiary long-term debt with an aggregate principal amount of $827 million.  These transactions resulted in a loss on extinguishment of debt of approximately $90 million, related to make-whole payments and is included in our condensed consolidated statements of income for the three and nine months ending September 30, 2010.

The following table summarizes the redeemed and repaid long-term debt during the three months ended September 30, 2010:

	Aggregate	Aggregate
(US$ in millions)	Principal Amount	Repayment Amount
7.44% Guaranteed Senior Notes, Series C, due 2012 (1)	$351	$406
7.80% Senior Notes, due 2012 (2)	198	230
Term Loan, fixed interest rate of 4.33%, due 2011 (3)	250	260
Other (4)	28	35
Total	$827	$931

(1)                     The aggregate amount paid to the holders included $48 million related to the make-whole payment and $7 million to accrued and unpaid interest.  Also, in connection with this debt redemption, Bunge recorded a loss of $4 million related to the non-cash write-off of unamortized losses on treasury rate lock contracts and unamortized issuance costs.

(2)                     The aggregate amount paid to the holders included $28 million related to the make-whole payment and $4 million to accrued and unpaid interest.  Also in connection with this debt redemption, Bunge recorded a loss of $2 million related to the non-cash write-off of unamortized losses on treasury rate lock and unamortized original issue discount and issuance costs.  In February 2010, Bunge repurchased and canceled approximately $2 million of the then outstanding $200 million aggregate principal amount of the 7.80% senior notes due 2012.

(3)                     The repayment amount consisted of the aggregate principal amount, accrued and unpaid interest to the repayment date and a make-whole amount as provided in the credit agreement.  The aggregate amount paid to the participant banks of the syndicated term loan included $6 million related to the make-whole payment and $4 million to accrued and unpaid interest.  There were no unamortized financing costs related to this debt.

(4)                     The redemption price of the senior notes of one of Bunge’s subsidiaries consisted of the aggregate principal amount of the senior notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the note agreement governing the senior notes.  The aggregate amount paid to the holders of one of Bunge’s subsidiary’s senior notes included $35 million, of which $7 million related to the make-whole payment.  There were no unamortized financing costs related to this debt.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(US$ in millions)	Value	Fair Value	Value	Fair Value
Long-term debt, including current portion	$2,867	$3,149	$3,649	$3,796

13.          RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, related soybean commodity products and other commodity products and fertilizer products from its unconsolidated joint ventures, which totaled $136 million and $251 million for the three months ended September 30, 2010 and 2009, respectively, and $408 million and $770 million for the nine months ended September 30, 2010 and 2009, respectively.  Bunge also sold soybean commodity products and other commodity products to these joint ventures, which totaled $115 million and $122 million for the three months ended September 30, 2010 and 2009, respectively, and $344 million and $441 million for the nine months ended September 30, 2010 and 2009, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

14.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$3	$3	$-	$1
Interest cost	6	5	2	9
Expected return on plan assets	(6)	(5)	(1)	(9)
Amortization of net loss (gain)	2	2	-	(1)
Net periodic benefit cost	$5	$5	$1	$-

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$10	$9	$2	$2
Interest cost	18	16	22	27
Expected return on plan assets	(18)	(16)	(24)	(28)
Amortization of prior service cost	1	1	-	-
Amortization of net loss (gain)	4	3	-	(2)
Net periodic benefit cost	$15	$13	$-	$(1)

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Three Months Ended		Three Months Ended
		September 30,		September 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$-	$-	$-	$1
Interest cost	-	-	2	2
Net periodic benefit cost	$-	$-	$2	$3

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Nine Months Ended		Nine Months Ended
		September 30,	September 30,
(US$ in millions)	2010	2009	2010	2009
Service cost	$-	$-	$1	$1
Interest cost	1	1	8	6
Amortization of prior service cost	-	-	(1)	-
Amortization of net loss (gain)	-	-	1	-
Net periodic benefit cost	$1	$1	$9	$7

In the nine months ended September 30, 2010, Bunge made contributions totaling approximately $1 million and approximately $11 million to its U.S. and foreign defined benefit pension plans, respectively.  In the nine months ended September 30, 2009, Bunge made contributions totaling approximately $37 million and approximately $6 million to its U.S. and foreign defined benefit pension plans, respectively.

In the nine months ended September 30, 2010, Bunge made contributions totaling approximately $2 million and approximately $6 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the nine months ended September 30, 2009, Bunge made contributions totaling approximately $2 million and approximately $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities at September 30, 2010 and December 31, 2009 are the following accrued liabilities:

	September 30,	December 31,
(US$ in millions)	2010	2009
Tax claims	$120	$135
Labor claims	77	97
Civil and other claims	109	110
Total	$306	$342

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

Guarantees—Bunge has issued or was a party to the following guarantees at September 30, 2010:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$95
Unconsolidated affiliates financing (2)	52
Total	$147

(1)          Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2010, Bunge had approximately $72 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  The fair value of these guarantees at September 30, 2010 was not significant.

(2)          Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At September 30, 2010, Bunge recorded $4 million related to the fair value of these guarantees.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2010, debt with a carrying amount of $2,627 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Brazil Tax Law Changes — New “thin capitalization” tax legislation was enacted in Brazil in June 2010, and denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.  The thin capitalization legislation provides for an effective date of January 1, 2010 with respect to both the income tax and social contribution tax on income (25% and 9%, respectively, which are reported together as income tax expense in Bunge’s condensed consolidated statements of income).  However, based on external legal advice Bunge has concluded that under Brazil’s Constitution, the new law cannot apply to the income tax portion until January 1, 2011 and the social contribution portion can only apply from March 15, 2010.  Because Bunge believes that it is more likely than not that this position will be sustained, it has not accrued any income tax with respect to this new legislation but has accrued the social contribution portion only of $23 million from March 15, 2010.

16.          SHAREHOLDERS’ EQUITY

Share Repurchase Program — On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.  Bunge has repurchased 6,714,573 common shares, for approximately $354 million through September 30, 2010.

17.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2010	2009	2010	2009
Net income	$206	$197	$2,073	$343
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	494	468	103	1,165
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $(11) and $(11) (2010), $1 and $(11) (2009)	20	(2)	21	30
Unrealized gains on investments, net of tax expense of $0 (2010), $1 (2009)	1	-	-	2
Reclassification of realized net losses (gains) to net income, net of tax of (benefit) expense $7 and $7 (2010), $(5) and $(30) (2009)	(8)	25	(8)	56
Pension adjustment, net of tax benefit of $5	-	-	-	(10)
Other postretirement healthcare subsidy tax deduction adjustment	-	-	2	-
Total comprehensive income	713	688	2,191	1,586
Less: Comprehensive loss (income) attributable to noncontrolling interest	(11)	(35)	8	(156)
Total comprehensive income attributable to Bunge	$702	$653	$2,199	$1,430

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

In 2009, Bunge entered into a joint venture to build and operate a grain terminal in Longview, Washington, U.S. Bunge has a 51% controlling interest in the joint venture, which it consolidates.  In the nine months ended September 30, 2010, the noncontrolling interest holders, which have a 49% interest, made a $46 million capital contribution to this joint venture.  Bunge made a proportionate capital contribution, which resulted in no ownership percentage change.  In the nine months ended September 30, 2009, Bunge received $22 million of capital contributions from the noncontrolling interests, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

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

During the nine months ended September 30, 2010, certain third party investors redeemed their shares in a private investment fund consolidated by Bunge.  The shares were valued at $7 million and represented 14% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund, along with $2 million of dividends representing their share of the cumulative earnings of the fund.  This resulted in Bunge’s ownership interest in the fund increasing from 31% at December 31, 2009 to 35% at September 30, 2010.  In addition, in the nine months ended September 30, 2010, an inactive joint venture was liquidated resulting in $2 million of capital returned to noncontrolling interests and dividends of $8 million were recorded, which represented earnings of a non-wholly owned subsidiary.  In the nine months ended September 30, 2009, certain third party investors in the same private investment fund redeemed their shares in the fund.  The shares were valued at $43 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund.  Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund.  This transaction resulted in Bunge’s ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at September 30, 2009.

During the nine months ended September 30, 2009, certain of Bunge’s Brazilian subsidiaries primarily involved in its sugar business received approximately $52 million in capital contributions from noncontrolling interests.  Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

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

Bunge had 862,455 mandatory convertible preference shares outstanding as of September 30, 2010.  Each mandatory convertible preference share has a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share will automatically convert into between 8.2416 and 9.7250 of Bunge Limited common shares, subject to certain additional anti-dilution adjustments, depending on the average daily volume-weighted average price per common share over the 20-trading day period ending on the third trading day prior to such date.  At any time prior to December 1, 2010, holders may elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416 (which represents 7,108,009 Bunge Limited common shares as of September 30, 2010), subject to certain additional anti-dilution adjustments.

In addition, Bunge had 6,900,000 convertible perpetual preference shares outstanding as of September 30, 2010.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, initially into approximately 1.0891 Bunge Limited common shares based on a conversion price of $91.82 per convertible preference share (which represents 7,514,790 Bunge Limited common shares as of September 30, 2010), subject in each case to certain anti-dilution specified adjustments.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2010	2009	2010	2009
Net income attributable to Bunge	$212	$232	$2,053	$350
Convertible preference share dividends (1)	(19)	-	(58)	(39)
Net income available to Bunge common shareholders	$193	$232	$1,995	$311
Weighted average number of common shares outstanding:
Basic	139,600,641	127,800,921	141,247,100	123,874,575
Effect of dilutive shares:
–Stock options and awards	877,885	1,151,772	959,061	1,133,135
–Convertible preference shares	7,514,790	14,587,437	14,622,799	7,494,090
Diluted (2)	147,993,316	143,540,130	156,828,960	132,501,800
Earnings per common share:
Basic	$1.38	$1.82	$14.12	$2.51
Diluted	$1.36	$1.62	$13.09	$2.48

(1)          Dividends on the convertible preference shares are payable March 1, June 1, September 1 and December 1 of each year.  Bunge declared the dividends payable on September 1, 2009 and December 1, 2009, in May and October 2009, respectively.

(2)          Approximately 3.5 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months and nine months ended September 30, 2010.  Approximately 7.1 million weighted average common shares that are issuable upon conversion of the mandatory convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended September 30, 2010.  Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for both the three and nine months ended September 30, 2009.  Approximately 7.1 million weighted average common shares that are issuable upon conversion of the mandatory convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the nine months ended September 30, 2009.

20.          SEGMENT INFORMATION

Sugar and Bioenergy segment — Bunge participates in the sugar and sugarcane-based ethanol industries through its sugar, trading and merchandising business, headquartered in London, and its sugarcane milling operations in Brazil.  In addition, Bunge has investments in entities that produce corn-based ethanol in the United States.  Bunge wholly owns or has majority interests in seven sugarcane mills in Brazil, five of which were acquired in the Moema acquisition in February 2010 (see Note 3 of the notes to the condensed consolidated financial statements).  Bunge also has an 80% stake in a greenfield mill which is expected to commence commercial operations in the fourth quarter of 2010.  Most of the mills allow Bunge to adjust production, within certain capacity limits, between sugar (raw and crystal) and sugarcane-based ethanol (hydrous and anhydrous), allowing Bunge to readily respond to changes in customer demand and market prices within each of these product lines.  Bunge also has cogeneration facilities at all mills which produce energy through the burning of sugarcane bagasse in boilers, enabling these mills to be self-sufficient for their energy needs and, in most cases, to sell surplus energy to third parties such as local utilities.

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

Operating Segment Information

(US$ in millions)

Three Months Ended September 30, 2010	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Unallocated (1)	Total
Net sales to external customer	$ 7,783	$ 1,153	$ 655	$ 1,664	$ 407	$ -	$ 11,662
Inter–segment revenues	954	-	44	36	-	(1,034)	-
Gross profit	442	63	43	106	58	-	712
Foreign exchange gains (losses)	62	6	8	2	(1)	-	77
Equity in earnings of affiliates	5	(4)	6	-	1	-	8
Noncontrolling interest (1)	(6)	-	-	1	-	11	6
Other income (expense) – net	(5)	-	-	(6)	6	-	(5)
Segment EBIT (1) (2)	313	34	14	30	39	(90)	340
Depreciation, depletion and
amortization	(44)	(33)	(9)	(18)	(7)	-	(111)
Total assets	13,726	4,393	2,196	2,007	693	86	23,101

Three Months Ended September 30, 2009
Net sales to external customer	$ 7,453	$ 680	$ 1,190	$ 1,572	$ 403	$ -	$ 11,298
Inter–segment revenues	815	8	4	30	1	(858)	-
Gross profit (loss)	333	20	(162)	112	40	-	343
Foreign exchange gains (losses)	107	1	60	2	(1)	-	169
Equity in earnings of affiliates	2	(3)	-	-	1	-	-
Noncontrolling interest (1)	(6)	4	54	(2)	-	(15)	35
Other income (expense) – net	(1)	-	(3)	1	(1)	-	(4)
Segment EBIT (2)	284	10	(127)	35	7	-	209
Depreciation, depletion and
amortization	(44)	(6)	(40)	(18)	(11)	-	(119)
Total assets	10,785	3,001	4,929	2,105	646	394	21,860

(US$ in millions)

Nine Months Ended September 30, 2010	Agribusiness	Sugar and Bioenergy	Fertilizer	Edible Oil Products	Milling Products	Unallocated (1)	Total
Net sales to external customer	$ 21,834	$ 3,141	$ 1,995	$ 4,815	$ 1,196	$ -	$ 32,981
Inter–segment revenues	2,753	18	71	79	41	(2,962)	-
Gross profit	1,041	131	93	291	126	-	1,682
Foreign exchange gains (losses)	(15)	13	(17)	(2)	(1)	-	(22)
Equity in earnings of affiliates	12	(6)	9	-	2	-	17
Noncontrolling interest (1)	(21)	6	(35)	(3)	-	33	(20)
Other income (expense) – net	(1)	(5)	(3)	(5)	6	-	(8)
Segment EBIT (1) (2)	463	43	2,343	35	53	(90)	2,847
Depreciation, depletion and
amortization	(135)	(79)	(33)	(58)	(21)	-	(326)
Total assets	13,726	4,393	2,196	2,007	693	86	23,101

Nine Months Ended September 30, 2009
Net sales to external customer	$ 21,597	$ 1,473	$ 2,730	$ 4,534	$ 1,156	$ -	$ 31,490
Inter–segment revenues	2,524	36	15	103	17	(2,695)	-
Gross profit (loss)	1,033	38	(567)	274	112	-	890
Foreign exchange gains (losses)	224	2	246	(1)	(1)	-	470
Equity in earnings of affiliates	4	(11)	1	14	3	-	11
Noncontrolling interest (1)	(20)	8	36	(6)	-	(11)	7
Other income (expense) – net	(3)	2	(7)	(3)	(1)	-	(12)
Segment EBIT (2)	747	13	(442)	67	40	-	425
Depreciation, depletion and
amortization	(130)	(11)	(106)	(52)	(20)	-	(319)
Total assets	10,785	3,001	4,929	2,105	646	394	21,860

(1)          Includes noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.  In addition, included in unallocated for the three months ended and nine months ended September 30, 2010 is a $90 million loss on extinguishment of debt (see Note 12 of the notes to the condensed consolidated financial statements).

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2010	2009	2010	2009
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$340	$209	$2,847	$425
Interest income	20	20	62	96
Interest expense	(62)	(79)	(241)	(212)
Income tax (expense) benefit	(97)	97	(648)	52
Noncontrolling interest share of interest and tax	11	(15)	33	(11)
Net income attributable to Bunge	$212	$232	$2,053	$350

21.          SUBSEQUENT EVENTS

On November 4, 2010, one of Bunge’s U.S. subsidiaries acquired certain grain elevator operations for a total purchase price of approximately $50 million including property, plant and equipment and working capital.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance:  changes in governmental policies and laws affecting our business, including agricultural and trade policies, environmental regulations, as well as tax regulations and biofuels legislation; our funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives; industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; weather conditions and the impact of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social, and health conditions; operational risks, including industrial accidents and natural disasters; our ability to reduce costs and improve margins in our business and other factors affecting our business generally.

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

Third Quarter 2010 Overview

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

From time to time we also enter into derivative financial instruments, such as foreign currency forward contracts, swaps and options, to limit our exposure to changes in foreign currency exchange rates with respect to our foreign currency denominated assets and liabilities and our local currency operating expenses.  These derivative instruments are marked to market, with changes in their fair value recognized as a component of foreign exchange gains (losses) in our consolidated statements of income.  We may also hedge other foreign currency exposures as management deems appropriate.

During the third quarter of 2010, the U.S. dollar weakened against most global currencies.  In particular, the Brazilian real appreciated by 6% against the U.S. dollar compared to an appreciation of the real by 10% against the U.S. dollar in the third quarter of 2009 and for the nine months ended September 30, 2010 the Brazilian real appreciated by 3% against the U.S. dollar compared to an appreciation of 31% against the U.S. dollar for the same period of 2009.  The appreciation of the Brazilian real in the third quarter and first nine months of 2010 and 2009 resulted in transaction gains primarily relating to the U.S. dollar-denominated financing of working capital in our Brazilian subsidiaries.

The translation of functional currency costs and expenses at monthly average exchange rates also impacts the comparison of our financial statements between periods.  During the third quarter of 2010, the Brazilian real was on average 7% stronger against the U.S. dollar compared to the third quarter of 2009  and the Brazilian real was on average 17% stronger against the U.S. dollar for the nine months ended September 30, 2010 compared to the same period of 2009.  The impact on our financial statements of the stronger real for the quarter and nine months ended September 30, 2010 compared to the same period of 2009 was an increase in translated functional currency costs and expenses.

Segment Overview

Agribusiness — Our agribusiness segment EBIT for the third quarter of 2010 improved over the third quarter of 2009.  Earnings in grain merchandising were strong as our South American origination businesses benefited from the crop shortages related to the drought in Eastern Europe.  Our commercial and risk management strategies performed well during a period of rising prices resulting largely from this drought.  Volumes in the quarter were stronger than the third quarter of 2009 as volumes in South America normalized following the 2009 drought in Argentina. Additionally, volumes increased due to increased exports from South America as a result of the Eastern European crop shortages. In the third quarter of 2010, we recorded impairment charges of $22 million primarily related to the write-down of an oilseed processing and refining facility in Europe.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the third quarter of 2009.

Sugar and Bioenergy — Our sugar and bioenergy segment EBIT for the third quarter of 2010 was stronger than the third quarter of 2009 as higher earnings in our sugarcane milling operations, primarily related to the Moema mills acquired earlier this year and solid results in our trading and merchandising businesses more than offset start-up costs associated with the expansion and construction of our other mills.  The results also reflect a mark-to-market charge of $26 million on derivatives primarily hedging a portion of our 2011 sugar production.  Higher SG&A expenses were driven by the addition of the Moema mills.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the third quarter of 2009.

Fertilizer — Our fertilizer segment EBIT improved significantly over the third quarter of 2009, where high inventory costs in a declining product price environment produced losses.  EBIT for the third quarter of 2009 included earnings of the Brazilian nutrients assets which were sold in the second quarter of 2010. Fertilizer margins improved when compared to the same period of 2009, but were partially offset by lower retail volumes resulting from lost sales opportunities and other disruptions as we adjust our footprint and business model following the sale of the Brazilian nutrients assets.  Fertilizer segment EBIT benefited from our Moroccan fertilizer joint venture with OCP, which was in start-up last year.  In addition, our Argentine business performed well in the quarter.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the third quarter of 2009.

Edible oil products — Our edible oil products segment EBIT for the quarter declined from last year as a result of approximately $27 million of impairment charges related to the write-down of an oilseed processing and refining facility in Europe as well as the closure of an edible oils facility which occurred as part of our plan to improve the efficiency of our European footprint.  In addition, margins declined in Europe compared to the same period of 2009 as a result of higher raw material costs from a late sunseed harvest.  These items were partially offset by higher margins in our Brazilian packaged oil and margarine businesses and increased volumes in Europe, primarily from our Raisio acquisition in 2009.  Segment EBIT was also impacted by the foreign exchange translation of functional currency costs into U.S. dollars when compared with the third quarter of 2009.

Milling products— Our milling products segment EBIT for third quarter of 2010 was stronger than the third quarter of 2009, primarily driven by our wheat milling business, which benefited from higher local selling prices and lower raw material costs, as much of our inventory was purchased prior to the rise in global wheat prices.  Additionally, segment EBIT included $6 million related to a gain on the sale of an idled wheat milling facility.  Segment EBIT was also impacted by the foreign exchange translation of wheat milling functional currency costs into U.S. dollars when compared with the third quarter of 2009.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(US$ in millions, except volumes
and percentages)	2010	2009	Change	2010	2009	Change
Volumes (in thousands of metric tons):
Agribusiness	28,466	27,738	3%	82,801	85,959	(4)%
Sugar and Bioenergy	1,651	1,256	31%	6,202	4,265	45%
Fertilizer	1,768	3,814	(54)%	6,032	8,301	(27)%
Edible oil products	1,495	1,465	2%	4,427	4,241	4%
Milling products	1,172	1,071	9%	3,564	3,334	7%
Total	34,552	35,344	(2)%	103,026	106,100	(3)%
Net sales:
Agribusiness	$7,783	$7,453	4%	$21,834	$21,597	1%
Sugar and Bioenergy	1,153	680	70%	3,141	1,473	113%
Fertilizer	655	1,190	(45)%	1,995	2,730	(27)%
Edible oil products	1,664	1,572	6%	4,815	4,534	6%
Milling products	407	403	1%	1,196	1,156	3%
Total	$11,662	$11,298	3%	$32,981	$31,490	5%
Cost of goods sold:
Agribusiness	$(7,341)	$(7,120)	3%	$(20,793)	$(20,564)	1%
Sugar and Bioenergy	(1,090)	(660)	65%	(3,010)	(1,435)	110%
Fertilizer	(612)	(1,352)	(55)%	(1,902)	(3,297)	(42)%
Edible oil products	(1,558)	(1,460)	7%	(4,524)	(4,260)	6%
Milling products	(349)	(363)	(4)%	(1,070)	(1,044)	2%
Total	$(10,950)	$(10,955)	-%	$(31,299)	$(30,600)	2%
Gross profit:
Agribusiness	$442	$333	33%	$1,041	$1,033	1%
Sugar and Bioenergy	63	20	215%	131	38	245%
Fertilizer	43	(162)	n/m	93	(567)	n/m
Edible oil products	106	112	(5)%	291	274	6%
Milling products	58	40	45%	126	112	13%
Total	$712	$343	108%	$1,682	$890	89%
Selling, general and administrative expenses:
Agribusiness	$(185)	$(151)	23%	$(553)	$(491)	13%
Sugar and Bioenergy	(31)	(12)	158%	(96)	(26)	269%
Fertilizer	(43)	(76)	(43)%	(144)	(151)	(5)%
Edible oil products	(73)	(78)	(6)%	(246)	(211)	17%
Milling products	(25)	(32)	(22)%	(80)	(73)	10%
Total	$(357)	$(349)	2%	$(1,119)	$(952)	18%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(US$ in millions, except percentages)	2010	2009	Change	2010	2009	Change
Gain on sale of fertilizer nutrients assets	$-	$-		$2,440	$-	100%
Foreign exchange gains (losses):
Agribusiness	$62	$107		$(15)	$224
Sugar and Bioenergy	6	1		13	2
Fertilizer	8	60		(17)	246
Edible oil products	2	2		(2)	(1)
Milling products	(1)	(1)		(1)	(1)
Total	$77	$169		$(22)	$470
Equity in earnings of affiliates:
Agribusiness	$5	$2	150%	$12	$4	200%
Sugar and Bioenergy	(4)	(3)	33%	(6)	(11)	(45)%
Fertilizer	6	-	100%	9	1	800%
Edible oil products	-	-	-%	-	14	(100)%
Milling products	1	1	-%	2	3	(33)%
Total	$8	$-	100%	$17	$11	55%
Noncontrolling interest:
Agribusiness	$(6)	$(6)		$(21)	$(20)
Sugar and Bioenergy	-	4		6	8
Fertilizer	-	54		(35)	36
Edible oil products	1	(2)		(3)	(6)
Milling products	-	-		-	-
Total	$(5)	$50		$(53)	$18

Other income (expense):
Agribusiness	$(5)	$(1)		$(1)	$(3)
Sugar and Bioenergy	-	-		(5)	2
Fertilizer	-	(3)		(3)	(7)
Edible oil products	(6)	1		(5)	(3)
Milling products	6	(1)		6	(1)
Total	$(5)	$(4)		$(8)	$(12)
Loss on extinguishment of debt:
Unallocated	$(90)	$-		$(90)	$-
Segment earnings before interest and tax:
Agribusiness	$313	$284	10%	$463	$747	(38)%
Sugar and Bioenergy	34	10	240%	43	13	230%
Fertilizer	14	(127)	n/m	2,343	(442)	n/m
Edible oil products	30	35	(14)%	35	67	(48)%
Milling products	39	7	457%	53	40	33%
Unallocated	(90)	-	100%	(90)	-	100%
Total (1)	$340	$209	63%	$2,847	$425	570%
Depreciation, depletion and amortization:
Agribusiness	$(44)	$(44)	-%	$(135)	$(130)	4%
Sugar and Bioenergy	(33)	(6)	450%	(79)	(11)	618%
Fertilizer	(9)	(40)	(78)%	(33)	(106)	(69)%
Edible oil products	(18)	(18)	-%	(58)	(52)	12%
Milling products	(7)	(11)	(36)%	(21)	(20)	5%
Total	$(111)	$(119)	(7)%	$(326)	$(319)	2%

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

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2010	2009	2010	2009

Reconciliation of total segment earnings before interest and tax:

Total segment EBIT	$340	$209	$2,847	$425
Interest income	20	20	62	96
Interest expense	(62)	(79)	(241)	(212)
Income tax (expense) benefit	(97)	97	(648)	52
Noncontrolling share of interest and tax	11	(15)	33	(11)

Net income attributable to Bunge	$212	$232	$2,053	$350

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Agribusiness Segment.  Agribusiness segment net sales increased by 4% due to the combination of a 3% increase in volumes and higher average selling prices for agricultural commodities, primarily corn and wheat, attributable to stronger global demand for these commodities and products when compared to the third quarter of 2009. Volume increases also related to tight soybean supplies in South America from the prior harvest and slow farmer selling of agricultural commodities in the third quarter of 2009.

Cost of goods sold increased 3% primarily due to the increase in soybean volumes as well as impairment and restructuring charges of $22 million primarily related to the write-down of a European oilseed processing and refining facility.  Cost of goods sold also increased as a result of the impact of the stronger Brazilian real on the mark-to-market valuation of readily marketable commodity inventories in Brazil at market prices linked to the U.S. dollar.

Gross profit increased 33% as a result of stronger grain origination and merchandising margins when compared with the third quarter of 2009 when tight South American supplies and slow farmer selling, primarily in Brazil, impacted South American margins.  Improved grain origination and merchandising margins were partially offset by lower oilseed processing margins. In addition, risk management performed well in the quarter.

SG&A expenses increased 23% largely due to the higher employee related costs and to the foreign exchange translation of functional currency costs into U.S. dollars when compared to the same period of 2009.

Foreign exchange gains in the third quarters of 2010 and 2009 related primarily to the volatility of the Brazilian real during both periods.  Foreign exchange gains for both periods were substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to income of $5 million in the third quarter of 2010 from $2 million in the same quarter of 2009 due to improved results in Solae, our North American soy-ingredients investment, and our bio-diesel investments in Europe and South America.

Noncontrolling interest was $(6) million in the third quarters of 2010 and 2009 and represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased by $29 million to $313 million in the third quarter of 2010 from $284 million in the third quarter of 2009 largely due to higher gross profit, partially offset by higher SG&A expenses and lower foreign exchange gains.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 70% when compared to the third quarter of 2009 primarily due to the expansion of our sugar and ethanol production activities driven by our 2010 acquisition of the Moema mills.  Volumes increased 31%, mainly from this growth in our sugar industrial business.

Cost of goods sold increased 65% due to the increase in our industrial activities.  In addition, cost of goods sold included start-up costs related to construction and expansion at certain of our other mills, as well as a mark-to-market loss of $26 million primarily related to derivatives hedging of a portion of our sugar production for 2011.

Gross profit increased to $63 million in the third quarter of 2010 from $20 million in the comparable period of 2009 primarily as a result of the increased volumes and improved margins in our sugar industrial business driven by the acquisition of the Moema mills.  Risk management also performed well in the quarter.

SG&A expenses increased to $31 million in the third quarter of 2010 from $12 million in the comparable period of 2009  primarily due to the addition of the Moema mills and the expansion of our industrial operations.

Foreign exchange gains in the third quarters of 2010 and 2009 resulted primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates was a loss of $4 million in the third quarter of 2010 compared to a loss of $3 million in the same quarter of 2009 due to weaker results at our North American bioenergy investments.

Noncontrolling interest was negligible in the third quarter of 2010 and $4 million in the same quarter of 2009 and represents the noncontrolling interest share of period loss at our non-wholly owned Brazilian sugar cane mills.

Segment EBIT increased by $24 million to $34 million from $10 million in the third quarter of 2009 largely due to the acquisition of the Moema mills and increased profits from physical sugar trading activities.  Gross profit improvements were partially offset by higher SG&A expenses during the third quarter of 2010.

Fertilizer Segment.  Fertilizer segment net sales declined 45% for the third quarter of 2010 when compared to the third quarter of 2009 primarily due to lower sales volumes in our retail operations and the sale of our Brazilian nutrients assets in the second quarter of 2010.  Volumes declined 54% compared to the same period last year due primarily to lost sales opportunities and other disruptions as we adjust our footprint and business model following the sale of the Brazilian nutrients assets.

Cost of goods sold decreased 55% primarily as a result of lower volumes and raw material costs compared to the third quarter of 2009, when our inventory costs were high in a declining local price environment.

Gross profit increased to $43 million in the third quarter of 2010 from a loss of $162 million in the comparable period of 2009.  The increase in gross profit is primarily a result of lower raw material costs compared with the mismatched high inventory costs and declining local product prices of the comparable period of 2009.

SG&A decreased to $43 million in the third quarter of 2010 from $76 million in the comparable period of 2009 primarily as a result of lower bad debt expenses and a reduction of costs as a result of the sale of the Brazilian nutrients assets, including Fosfertil, in the second quarter of 2010.

Foreign exchange gains decreased by $52 million to a gain of $8 million in the third quarter of 2010 primarily driven by lower U.S. dollar monetary liability positions funding working capital during the third quarter of 2010 when compared to the third quarter of 2009.

Equity in earnings of affiliates increased by $6 million compared to the third quarter of 2009 due to improved results in our Moroccan phosphate joint venture which was in start-up operations in 2009.

There was no noncontrolling interest in the third quarter of 2010.  In 2009, noncontrolling interest was $54 million which was the noncontrolling interest share of period loss at Fosfertil. Our entire interest in Fosfertil was disposed of as part of the Brazilian nutrients assets sale in the second quarter of 2010.

Segment EBIT increased to $14 million as a result of higher 2010 gross profit compared with losses in the same period of 2009 from high inventory costs in a declining local price environment, and from lower SG&A expenses.  The gross profit improvement was partially offset by lower foreign exchange gains.

Edible Oil Products Segment.  Edible oil products segment net sales increased 6% compared to the third quarter of 2009 primarily driven by higher selling prices for edible oil products in Brazil, as well as higher volumes in Europe resulting from the Raisio acquisition which was completed in the fourth quarter of 2009.

Cost of goods sold increased 7% primarily due to increased volumes, which was partially offset by lower raw material costs, primarily in Brazil.  In addition, the third quarter of 2010 includes impairment charges of approximately $27 million, primarily related to the write-down of a European oilseed processing and refining facility and the closure of an edible oil products facility in connection with our plans to improve the efficiency of our European footprint.

Gross profit decreased 5% primarily due to the $27 million of impairment charges recorded in the third quarter of 2010.

SG&A expenses decreased 6% primarily as a result of lower marketing and employee costs, primarily in Brazil and Europe.

Foreign exchange results in the third quarters of 2010 and 2009 were gains of $2 million in both periods.

Noncontrolling interest of $1 million in the third quarter of 2010 and $(2) million in the same quarter of 2009 represented the noncontrolling interest share of period loss (income), primarily in our European operations.

Segment EBIT decreased 14% as a result of lower gross profit driven by impairment charges of $27 million recorded in the third quarter of 2010.

Milling Products Segment.  Milling products segment net sales increased 1% primarily due to higher average selling prices in wheat milling, largely from increased global wheat prices resulting from the drought related crop shortages in Eastern Europe.  In addition, volumes increased 9% driven by increased wheat milling volumes.

Cost of goods sold decreased 4% despite the increase of 9% in volumes primarily as a result of lower raw material costs driven by wheat milling as inventories were purchased in advance of the rise in global wheat prices.

Gross profit increased by 45% compared with the third quarter of 2009 primarily due to the combination of higher average selling prices of wheat and related products and lower cost wheat inventories.

SG&A expenses decreased 22% during the third quarter of 2010 when compared to the third quarter of 2009.  The third quarter of 2009 included additional amortization expenses related to wheat milling in Brazil.

Other income of $6 million in the third quarter of 2010 primarily related to a gain on the sale of a wheat milling facility.

Segment EBIT increased 457%, primarily as a result of the combination of higher local selling prices for wheat milling products and low inventory costs related to inventory purchases made before the rise in global wheat prices, which significantly improved gross profit.  In addition, SG&A expenses declined when compared to the third quarter of 2009.

Loss on Extinguishment of Debt.  In the quarter ended September 30, 2010, we recorded an expense of approximately $90 million, primarily related to make-whole payments made in connection with the early repayment of approximately $827 million of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions, except percentages)	2010	2009	Change
Interest income	$20	$20	-%
Interest expense	(62)	(79)	22%

Interest income was unchanged as higher income from interest bearing receivables was offset by lower average interest bearing cash balances.  Interest expense decreased 22% due to the repayment of certain long term debt with higher interest rates than the overall portfolio.

Income Tax (Expense) Benefit.  In the quarter ended September 30, 2010, we recorded an income tax expense of $97 million compared to an income tax benefit of $97 million in the quarter ended September 30, 2009.  The effective tax rate for the three months ended September 30 2010 was 33%, compared to a benefit of 97% for the three months ended September 30, 2009.  The higher effective tax rate for the three months ended September 30, 2010 resulted primarily from the 63% increase in total segment EBIT compared to the same period last year and the impact of foreign exchange gains of approximately $197 million related to permanently invested intercompany loans in Brazil on the effective tax rate.  These gains are taxable locally and related income tax expense was recorded in the quarter ended September 30, 2010. The 97% benefit for the three months ended September 30, 2009 resulted primarily from a combination of losses in our Brazilian fertilizer operations altering the mix of earnings among tax jurisdictions and tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

Included in our full year effective tax rate forecast was the $539 million of tax reported on the gain of the Brazilian fertilizer nutrients assets sale that occurred in the second quarter of 2010.  Also included in our full year effective tax rate forecast was approximately $23 million of tax expense related to the new “thin capitalization” tax legislation that was enacted in Brazil in September 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.

Net Income (Loss) Attributable to Bunge.  For the quarter ended September 30, 2010, net income attributable to Bunge decreased by $20 million to net income of $212 million, from $232 million in the quarter ended September 30, 2009.  This resulted from the $90 million loss on debt extinguishment in the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Agribusiness Segment.  Agribusiness segment net sales increased by 1% due to an increase in average selling prices for agricultural commodities attributable to stronger global demand.  The impact of increased prices was largely offset by lower volumes in our oilseed processing and grain merchandising businesses when compared to the first nine months of 2009. Volumes decreased 4% primarily as a result of tight South American soybean supplies from the prior harvest and slow farmer selling of agricultural commodities in South America and to a lesser extent, Eastern Europe.

Cost of goods sold in the nine months ended September 30, 2010 increased 1% due primarily to higher average market prices for agricultural commodity raw materials, which were partially offset by lower volumes.  In addition, impairment and restructuring costs of $37 million were recorded in cost of goods sold in the nine months ended September 30, 2010  primarily related to the write-down of a European oilseed processing and refining facility and the closure of an older, less efficient oilseed processing facility in the United States.

Gross profit increased 1% as a result of stronger grain merchandising margins and volumes in the third quarter of 2010.  These increased margins and volumes more than offset the weaker grain merchandising margins and volumes experienced in the first half of 2010, which were impacted by slow farmer selling in South America.  Oilseed processing margins were weaker than last year for most of the nine months ended September 30, 2010.

SG&A expenses increased 13% primarily due to the higher employee related costs when compared to the same period of 2009 and to the unfavorable impact of a weaker average U.S. dollar on functional currency costs when translated into U.S. dollars.  Approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations were recorded during the second quarter of 2010.

Foreign exchange losses for the nine months ended September 30, 2010 and gains for the nine months ended September 30, 2009 related primarily to the volatility of the Brazilian real during both periods.  Foreign exchange losses in 2010 and gains in 2009 were substantially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to income of $12 million in the nine months ended September 30, 2010 from $4 million in the comparable period of 2009 due to improved results in Solae, our North American soy-ingredients investment, and our bio-diesel investments in Europe and South America.

Noncontrolling interest of $(21) million and $(20) million, respectively in the first nine months of 2010 and 2009 represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT decreased by $284 million to $463 million in the nine months ended September 30, 2010 from $747 million in the nine months ended September 30, 2009 largely due to foreign exchange losses of $15 million in 2010 compared with gains of $224 million in 2009.  Higher SG&A expenses further reduced agribusiness segment EBIT.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 113% when compared to the first nine months of 2009 largely due to the expansion of our sugar and ethanol production business in Brazil, driven by our 2010 acquisition of the Moema mills.  Volumes increased 45% driven by the Moema acquisition and increased sugar trading and merchandising volumes.

Cost of goods sold increased 110% due to an increase in our industrial activities primarily driven by the acquisition of the Moema mills.  In addition, cost of goods sold included start up costs related to construction and expansion at certain of our other mills and a mark-to-market loss of $26 million primarily related to derivatives hedging of a portion of our sugar production for 2011.

Gross profit increased to $131 million in the nine months ended September 30, 2010 from $38 million in the comparable period of 2009 primarily as a result of our increased sugar industrial business driven by the acquisition of the Moema mills.  Commercial and risk management strategies also worked well during the period.

SG&A expenses increased to $96 million in the nine months ended September 30, 2010 from $26 million in the comparable period of 2009 primarily due to the addition of the Moema mills and additional industrial expansion activities.

Foreign exchange gains in the nine months ended September 30, 2010 and 2009 resulted primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates was a loss of $6 million in the nine months ended September 30, 2010 compared to a loss of $11 million in the same period of 2009 and represents results of our North American bioenergy investments.

Noncontrolling interest of $6 million in the nine months ended September 30, 2010 and $8 million in the comparable period of 2009 was the noncontrolling interest share of period loss at our non-wholly owned Brazilian sugar cane mills.

Segment EBIT for the nine months ended September 30, 2010 increased by $30 million to $43 million from $13 million in the nine months ended September 30, 2009 primarily due to the expansion of our industrial activities in Brazil and continued growth of our trading and merchandising business.

Fertilizer Segment.  Fertilizer segment net sales declined 27% during the nine months ended September 30, 2010 when compared to the comparable period of 2009 primarily due to the sale of our Brazilian nutrients assets, including our interest in Fosfertil, in the second quarter of 2010.  Volumes declined 27% compared to volumes in the same period last year due primarily to lost sales opportunities and other disruptions as we adjust our footprint and business model following the sale of the Brazilian nutrients assets in the second quarter of 2010.

Cost of goods sold decreased 42% primarily as a result of lower volumes and raw material costs compared to the first nine months of 2009 when our inventory costs were high in a declining local price environment.

Gross profit increased to $93 million in the nine months ended September 30, 2010 from a loss of $567 million in the comparable period of 2009.  Gross profit in 2010 reflects more normalized fertilizer market conditions compared to the same period of 2009, where fertilizer prices had risen to historical highs at the end of 2008 and then declined continuously throughout the reported period.

SG&A decreased to $144 million in the nine months ended September 30, 2010 from $151 million in the comparable period of 2009 primarily as a result of the elimination of certain costs associated with the Brazilian nutrients assets, including Fosfertil, which we sold in the second quarter of 2010.  Bad debt expense also decreased during the nine months ended September 30, 2010 compared with the same period of 2009.

Gain on sale of fertilizer nutrients assets was $2,440 million in the nine months ended September 30, 2010.  The disposal of our Brazilian nutrients assets including our investment in Fosfertil and Fosbrasil, our phosphoric acid joint venture, was completed during the second quarter of 2010.  The gain has been reported net of approximately $152 million of transaction related costs.

Foreign exchange losses of $17 million in the nine months ended September 30, 2010 decreased from a gain of $246 million for the nine months ended September 30, 2009, primarily driven by lower U.S. dollar monetary liability positions funding working capital during 2010 when compared to 2009.

Equity in earnings of affiliates increased by $8 million to $9 million when compared to the same period of 2009 due to improved results in our Moroccan phosphate joint venture which was in start up in 2009.

Noncontrolling interest was $(35) million in the nine months ended September 30, 2010, which was the noncontrolling interest share of period income at Fosfertil.  In 2009 noncontrolling interest was $36 million, which was the noncontrolling interest share of period losses at Fosfertil. Our entire investment in Fosfertil was disposed of as part of the Brazilian nutrients asset sale in the second quarter of 2010.

Segment EBIT increased to $2,343 million as a result of the gain on the sale of the Brazilian nutrients assets and improved gross profit when compared to losses of $442 million in the first nine months of 2009 when results were impacted by high inventory costs in a declining local price environment.

Edible Oil Products Segment.  Edible oil products segment net sales increased 6% in the nine months ended September 30, 2010 primarily driven by higher selling prices for edible oil products in Brazil, as well as higher volumes in Europe resulting from the Raisio acquisition which was completed in the fourth quarter of 2009.

Cost of goods sold increased 6% primarily due to increased volumes, which was partially offset by lower raw material costs, primarily in Brazil.  In addition, the first nine months of 2010 includes impairment and restructuring charges of approximately $30 million, primarily related to the write-down of a European oilseed processing and refining facility and the closure of an edible oil products facility in connection with our plans to improve the efficiency of our European footprint.

Gross profit increased 6% primarily due to stronger margarine margins, primarily in Brazil and to the Raisio acquisition in the fourth quarter of 2009.  These were partially offset by $30 million of impairment and restructuring charges recorded in the first nine months of 2010.

SG&A expenses increased 17% primarily as a result of the foreign exchange translation of functional currency costs into U.S. dollars when compared to the same period of 2009.

Foreign exchange results for the nine months ended September 30, 2010 and 2009 were losses of $2 million and $1 million, respectively.

Equity in earnings of affiliates in the nine months ended September 30, 2010 was zero compared to $14 million in nine months ended September 30, 2009 which included earnings from Saipol SAS, a joint venture that was sold during the fourth quarter of 2009.

Noncontrolling interest of $(3) million in the nine months ended September 30, 2010 and $(6) million in the comparable period of 2009 was the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT decreased to 48% primarily as a result of impairment and restructuring charges of $30 million recorded in the nine months ended September 30, 2010.

Milling Products Segment.  Milling products segment net sales increased 3% primarily due to higher average selling prices in the third quarter of 2010 in wheat milling as global wheat prices increased due to drought related crop shortages in Eastern Europe.  In addition, volumes increased 7% primarily driven by increases in wheat milling volumes.

Cost of goods sold increased 2% as a result of the increase of 7% in volume.  This was largely offset by lower raw material costs as wheat milling inventories were purchased prior to the rise in global wheat prices.

Gross profit increased by 13% in the nine months ended September 30, 2010, primarily due to the combination of higher average selling prices of wheat and related products and lower cost wheat inventories.

SG&A expenses increased 10% during the nine months ended September 30, 2010 when compared to the comparable period of 2009 primarily due to $3 million of restructuring expenses related to the reorganization of our Brazilian operations and the unfavorable impact of a stronger Brazilian real on wheat milling functional currency expenses when translated into U.S. dollars.

Other income of $6 million in the nine months ended September 30, 2010 primarily related to a gain on the sale of a wheat milling facility.

Segment EBIT increased 33% primarily as a result of improved gross profit due to higher average selling prices of wheat and related products and lower cost wheat inventories when compared to the first nine months of 2009.

Loss on Extinguishment of Debt.  In the nine months ended September 30, 2010, we recorded an expense of approximately $90 million, primarily related to make-whole payments made in connection with the early repayment of approximately $827 million of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions, except percentages)	2010	2009	Change
Interest income	$62	$96	(35)%
Interest expense	(241)	(212)	14%

Interest income decreased 35% primarily due to lower average interest bearing cash balances and lower average interest rates.  Interest expense increased 14% primarily due to debt acquired as part of the Moema acquisition which increased average borrowing rates as well as average borrowings when compared to the first nine months of 2009.

Income Tax Expense.  In the nine months ended September 30, 2010, we recorded an income tax expense of $648 million compared to an income tax benefit of $52 million in the nine months ended September 30, 2009.  The effective tax rate for the nine months ended September 30, 2010 was 24%, compared to a benefit of 19% for the nine months ended September 30, 2009.  The higher effective tax rate for the nine months ended September 30, 2010 resulted primarily from the 570% increase in total segment EBIT, including the gain from the Brazilian fertilizer nutrients assets sale that occurred in the second quarter of 2010.  The 19% benefit for the nine months ended September 30, 2009 resulted primarily from a combination of losses in our Brazilian fertilizer operations altering the mix of earnings among tax jurisdictions and tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

Included in our full year effective tax rate forecast for 2010 was the $539 million of tax reported on the gain of the Brazilian fertilizer nutrients assets sale that occurred in the second quarter of 2010 and approximately $151 million of foreign exchange gains related to permanently invested intercompany loans in Brazil as these gains are taxable locally.  Also included in our full year effective tax rate forecast for 2010 was $23 million of tax expense related to the new “thin capitalization” tax legislation that was enacted in Brazil in September 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company’s debt to equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.

Net Income (Loss) Attributable to Bunge.  For the nine months ended September 30, 2010, net income attributable to Bunge increased by $1,703 million to net income of $2,053 million from $350 million in the nine months ended September 30, 2009.  This increase was primarily the result of the gain on the sale of the Brazilian fertilizer nutrients assets in the second quarter of 2010.

Liquidity and Capital Resources

Liquidity.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.74 and 1.90 at September 30, 2010 and December 31, 2009, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $350 million at September 30, 2010 and $553 million at December 31, 2009.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.  We received net cash proceeds of $3.5 billion from the sale of our Brazilian fertilizer nutrients assets in the second quarter of 2010.  Through September 30, 2010, these funds have been applied to repay short- and long-term debt in the amount of approximately $1.5 billion and to repurchase approximately $354 million of our common shares under our share repurchase program.  The remaining proceeds have been primarily used to fund working capital needs due to higher commodity prices.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment were $3,803 million and $3,197 million at September 30, 2010 and December 31, 2009, respectively.  Of these agribusiness readily marketable inventories, $3,617 million and $3,197 million were at fair value at September 30, 2010 and December 31, 2009, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $140 million and $21 million at September 30, 2010 and December 31, 2009, respectively.  Of these readily marketable sugar inventories, $116 million and $21 million were inventories carried at fair value at September 30, 2010 and December 31, 2009, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $180 million and $162 million at September 30, 2010 and December 31, 2009, respectively, were included in our edible oil products and milling products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $56 million and $62 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Revolving Credit Facilities.  At September 30, 2010, we had approximately $2,807 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,592 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
		Availability	Borrowings Outstanding
Commercial Paper Program and Revolving		September 30,	September 30,	December 31,
Credit Facilities	Maturities	2010	2010	2009
		(US$ in millions)
Commercial Paper	2012	$575	$215	$-
Long-Term Revolving Credit Facilities (1)	2011-2012	2,232	-	-
Total		$2,807	$215	$-

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody’s Investors Services.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At September 30, 2010, $215 million was outstanding under the commercial paper program.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At September 30, 2010, $50 million was outstanding under these uncommitted short-term credit lines.  At December 31, 2009, there were no borrowings outstanding under these uncommitted short-term credit lines.

Short- and Long-Term Debt.  Our short- and long-term debt decreased by $465 million at September 30, 2010 from December 31, 2009, due to debt repayments made with proceeds received from the sale of our Brazilian fertilizer nutrients assets, partially offset by $555 million of debt assumed in the Moema acquisition, which closed in the first quarter of 2010.  During the nine months ended September 30, 2010, we repaid approximately $496 million of the debt assumed in the Moema acquisition.  In addition, we provided funding of $161 million to the Moema sellers for repayment of certain of Moema’s debt obligations prior to the acquisition closing date (this amount was in addition to the $496 million of debt repaid post-closing).

For the three months ended September 30, 2010, our average short-and long-term debt outstanding was approximately $3.3 billion compared to $3.4 billion at September 30, 2010 due primarily to rising commodity prices during the quarter. Generally, our borrowings increase at times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories.

Our syndicated $645 million, 364-day revolving credit agreement with a number of lending institutions expired in accordance with its terms on June 2, 2010, at which time no borrowings were outstanding under such revolving credit facility.

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The following table summarizes the debt repayments made using proceeds from the sale of our Brazilian fertilizer nutrients assets:

	Aggregate Principal	Aggregate	Repayment
(US$ in millions)	Amount	Repayment Amount	Period
7.44% Guaranteed Senior Notes, Series C, due 2012	$351	$406	July 2010
7.80% Senior Notes, due 2012	198	230	July 2010
Term Loan, fixed interest rate of 4.33%, due 2011	250	260	July 2010
Other	632	662	May-July 2010
Total	$1,431	$1,558

On July 1, 2010, we redeemed in full our 7.44% Senior Guaranteed Notes, Series C, due September 30, 2012 (the “Senior Guaranteed Notes”), which had a principal amount outstanding of $351 million. The redemption price of the Senior Guaranteed Notes consisted of the principal amount of the Senior Guaranteed Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Note Purchase and Guarantee Agreement, dated as of September 25, 2002, governing the Senior Guaranteed Notes.  The aggregate amount paid to the holders of the Senior Guaranteed Notes upon redemption was $406 million, of which $48 million related to the make-whole payment and $7 million to accrued and unpaid interest.  Also in July 2010, in connection with this debt redemption, we recorded a loss of $4 million related to the non-cash write-off of unamortized debt issuance costs and unamortized losses on treasury rate lock contracts.

On July 14, 2010, we redeemed in full our 7.8% Senior Notes due 2012 (the “Senior Notes”), which had a principal amount outstanding of $198 million. The redemption price of the Senior Notes consisted of the aggregate principal amount of the Senior Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Indenture.  The aggregate amount paid to the holders of the Senior Notes on July 14, 2010 was $230 million, of which $28 million related to the make-whole payment and $4 million to accrued and unpaid interest.  Also in July 2010, in connection with this debt redemption, we recorded a loss of $2 million related to the non-cash write-off of unamortized debt discount and issuance costs and unamortized losses on treasury rate lock contracts.  Prior to the redemption of these notes in July 2010, we repurchased and canceled approximately $2 million of this series of notes in February 2010.

On July 7, 2010, we repaid in full a $250 million syndicated term loan due 2011.  The repayment amount of the syndicated term loan consisted of the aggregate principal amount, accrued and unpaid interest to the repayment date and a make-whole amount as provided in the related loan agreement.  The aggregate amount paid to the participant banks in the syndicated term loan was $260 million, of which $6 million related to the make-whole payment and $4 million to accrued and unpaid interest.

On July 19, 2010, one of our subsidiaries redeemed certain senior notes issued by it in full, which had an aggregate principal amount of $28 million. The redemption price of the senior notes consisted of the aggregate principal amount of the senior notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the note agreement governing the senior notes.  The aggregate amount paid to the holders of the senior notes was $35 million, of which $7 million related to the make-whole payment.  There were no unamortized financing costs related to this debt.

In January 2010, we adopted an FASB issued standard that resulted in amounts outstanding under our securitization programs being accounted for as secured borrowings and reflected as short-term debt on our condensed consolidated balance sheet.  See Note 2 of the notes to the condensed consolidated financial statements included in this quarterly report for further information.  As a result of this change in accounting standards, we have reduced our utilization of and either terminated or allowed certain of these programs to expire.  We have not and do not expect to experience any material liquidity constraints as a result of the termination of these facilities.  We are evaluating whether to enter into new securitization programs in the future.

The following table summarizes our short- and long-term indebtedness at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(US$ in millions)	2010	2009
Short-term debt:
Short-term debt (1)	$483	$166
Current portion of long-term debt	489	31
Total short-term debt	972	197
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	-	250
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	120	108
7.44% Senior Notes, Series C, due 2012	-	351
7.80% Senior Notes due 2012	-	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% and URTJLP (7) plus 6.00% to 12.50% payable through 2016	123	106
Others	117	127
Subtotal	2,867	3,649
Less: Current portion of long-term debt	(489)	(31)
Total long-term debt	2,378	3,618
Total debt	$3,350	$3,815

(1)          Includes secured debt of $14 million at September 30, 2010.

(2)          Includes secured debt of $128 million and $98 million at September 30, 2010 and December 31, 2009, respectively.

(3)          One-, three- and six-month LIBORs at September 30, 2010 were 0.26%, 0.29% and 0.46% per annum, respectively, and at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively.

(4)          Three-month Yen LIBOR at September 30, 2010 was 0.22% per annum and at December 31, 2009 was 0.28% per annum.

(5)          Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)          TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of September 30, 2010 and December 31, 2009 was 6.00% and 6.13% per annum, respectively.

(7)          URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis;  URTJLP as of September 30, 2010 and December 31, 2009 was TJLP minus 6.00% per annum for both periods.

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on indebtedness at subsidiaries.  We were in compliance with these covenants as of September 30, 2010.

Interest Rate Swap Agreements.  We use interest rate swaps as hedging instruments and record the swaps at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.  Ineffectiveness, as defined in a FASB issued standard, is recognized to the extent that these two adjustments do not offset.

On July 7, 2010, we discontinued the hedge relationship between the $250 million term loan due 2011, which was repaid the same day, and the interest rate swap with a notional value of $250 million which had been hedging that exposure.

The following table summarizes the fair value of our outstanding interest rate swap agreement as of September 30, 2010.  The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

		Fair Value
		Gain
	Maturity	September 30,
(US$ in millions)	2011	2010
Interest rate swap agreements — notional amount	$250	$4
Weighted average variable rate payable (1)	1.18%
Weighted average fixed rate receivable	4.33%

(1)          Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

The following table summarizes our outstanding interest rate basis swap agreements as of September 30, 2010.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore we have not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

		Fair Value
	Maturity	Loss
		September 30,
(US$ in millions)	2011	2010
Interest rate basis swap agreements — notional amount	$375	$(1)
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.26%

(1)          Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)          Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011.  Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross currency interest rate swap agreements as fair value hedges.  At September 30, 2010, the fair value of the cross-currency interest rate swap agreement was a gain of $19 million.

Shareholders’ Equity.

Total equity was $12,135 million at September 30, 2010, as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2010	2009
Shareholders’ equity:
Mandatory convertible preference shares	$863	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	4,270	3,625
Retained earnings	5,895	3,996
Accumulated other comprehensive income	465	319
Treasury stock	(354)	-
Total Bunge shareholders’ equity	11,830	9,494
Noncontrolling interest	305	871
Total equity	$12,135	$10,365

Total Bunge shareholders’ equity increased to $11,830 million at September 30, 2010 from $9,494 million at December 31, 2009.  The increase in shareholders’ equity was due primarily to $600 million attributable to the issuance of Bunge Limited common shares in the Moema acquisition and net earnings for nine months ended September 30, 2010 of $2,053 million, including the gain on the sale of our fertilizer nutrients assets in Brazil and foreign currency translation gains of $131 million.  The increase was partially offset by dividends declared to common shareholders and preferred shareholders of $96 million and $58 million, respectively, and treasury stock of $354 million resulting from our common share repurchase program announced on June 8, 2010.

Noncontrolling interest decreased to $305 million at September 30, 2010 from $871 million at December 31, 2009 due primarily to the deconsolidation of Fosfertil and derecognition of $588 million of noncontrolling interests resulting from the sale of our Brazilian fertilizer nutrients assets.  In addition, the noncontrolling interest holders that have a 49% interest in our joint venture that is developing a grain terminal in Longview, Washington, U.S., made a $46 million capital contribution to this joint venture during the nine months ended September 30, 2010.  We have a 51% controlling interest in this joint venture, which we consolidate.  We made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

In the first quarter of 2010, we adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs).  As a result of this adoption, we consolidated a U.S. grain origination joint venture and recorded $3 million related to its noncontrolling equity interest.

As of September 30, 2010, we had 862,455 5.125% cumulative mandatory convertible preference shares outstanding with an aggregate liquidation preference of $863 million.  Each mandatory convertible preference share has an initial liquidation preference of $1,000, which will be adjusted for any accumulated and unpaid dividends.  The dividend on each mandatory convertible preference share is set at $51.25 per annum and will be payable quarterly.  As a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each mandatory convertible preference share will automatically convert on December 1, 2010, into between 8.2416 and 9.7250 of Bunge Limited common shares.  Each mandatory convertible preference share is also convertible at any time before December 1, 2010, at the holder’s option, into 8.2416 Bunge Limited common shares, subject to certain additional anti-dilution adjustments.  The mandatory convertible preference shares are not redeemable by us at any time.  For illustrative purposes only, based on the prevailing trading prices of our common shares over the 20 trading day period prior to the filing of this report, the conversion rate for the mandatory convertible preference shares at the mandatory conversion date would be 9.7250 common shares per mandatory convertible preference share, subject to certain anti-dilution adjustments. The actual conversion rate will be determined based on the volume weighted average price of our common shares over a 20 trading day period immediately preceding the mandatory conversion date.

As of September 30, 2010, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0891 Bunge Limited common shares, based on the conversion price of $91.82 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the nine months ended September 30, 2010, our cash and cash equivalents decreased by $203 million, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale, offset by utilization of cash to repay debt, repurchase shares and the net impact of cash flows from operating, investing and financing activities.  Cash and cash equivalents increased by $97 million for the nine months ended September 30, 2009.

Our operating activities resulted in a use of cash of $1,620 million for the nine months ended September 30, 2010, compared to cash used of $547 million for the nine months ended September 30, 2009.  The negative cash flow from operating activities for the nine months ended September 30, 2010 was primarily due to $280 million of withholding taxes and $144 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets, and increased working capital needs.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the nine months ended September 30, 2010 and 2009, we had losses of $53 million and gains of $594 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash generated from investing activities was $2,952 million in the nine months ended September 30, 2010, compared to cash used of $512 million in the nine months ended September 30, 2009.  The positive cash flow reflects net proceeds of $3.5 billion, net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations,  received from the sale of our Brazilian fertilizer nutrients assets, partially offset by cash used for acquisitions and capital expenditures.  During the first nine months of 2010, we paid $80 million to acquire the fertilizer business of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition, $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland and $5 million to acquire two crushing plants in Turkey.  Total purchase price for the Turkey crushing plants was $24 million, $5 million cash and $19 million of prepaid tolling fees.  Payments made for capital expenditures of $754 million in the nine months ended September 30, 2010 primarily included investments in property, plant and equipment related to expanding our sugar business and our contractual obligation to continue certain expansion and upgrades of our mining and fertilizer production capacity in Brazil.  Payments made for capital expenditures also included investments related to our port facility in Washington state in the U.S. and construction of oilseed processing facilities in Vietnam and China.  During the nine months ended September 30, 2009, we acquired a vegetable shortening business in North America for $11 million, additional ownership interest in our non-wholly owned subsidiary in Poland for $4 million in cash, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one of our biofuel joint ventures in the United States.

Cash used for financing activities was $1,516 million in the nine months ended September 30, 2010, compared to cash provided of $1,069 million in the nine months ended September 30, 2009.  In the nine months ended September 30, 2010, we had a net decrease in borrowings of $1,104 million (excluding $555 million of debt assumed in the Moema acquisition which is reflected in the opening balance sheet of the acquisition, and including $496 million of Moema debt repaid following completion of the acquisition).  In the nine months ended September 30, 2009, we had a net increase in borrowings of $423 million to finance working capital requirements.  Dividends paid to our common shareholders in the nine months ended September 30, 2010 and 2009 were $92 million and $74 million, respectively.  Dividends paid to holders of our convertible preference shares in the nine months ended September 30, 2010 and 2009, were $58 million in each period.  Dividends of $7 million were paid to noncontrolling interest shareholders in the nine months ended September 30, 2010.  Dividends of $8 million were paid to certain noncontrolling interest shareholders in the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, in connection with our common share repurchase program announced on June 8, 2010, we repurchased 6,714,573 of our common shares at a cost of approximately $354 million.

On November 4, 2010, Bunge acquired certain U.S. grain elevator operations for a total cash purchase price of approximately $50 million.

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

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2009 to September 30, 2010, the Brazilian real appreciated by 3%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	September 30,	December 31,
(US$ in millions, except percentages)	2010	2009
Trade accounts receivable (current)	$211	$265
Allowance for doubtful accounts (current)	2	7
Trade accounts receivable (non-current) (1) (2)	263	316
Allowance for doubtful accounts (non-current) (1)	106	160
Total trade accounts receivable (current and non-current)	474	581
Total allowance for doubtful accounts (current and non-current)	108	167
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	23%	29%

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

Interest earned on secured advances to suppliers of $4 million and $7 million for the three months ended September 30, 2010 and 2009, respectively, and $19 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively, included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated:

	September 30,	December 31,
(US$ in millions)	2010	2009
Prepaid commodity contracts	$556	$96
Secured advances to suppliers (current) (1)	211	278
Total (current)	767	374
Soybeans not yet priced (2)	(57)	(13)
Net	710	361
Secured advances to suppliers (non-current) (1) (3)	310	308
Total (current and non-current)	$1,020	$669
Allowance for uncollectible advances	$(85)	$(75)

(1)          Included in the secured advances to suppliers (current) are advances equal to an aggregate of $14 million and $36 million at September 30, 2010 and December 31, 2009, respectively, which have been renegotiated from their original terms, mainly due to crop failures in prior years.  These amounts represent the portion of the renegotiated balances from prior years that are expected to be collected within the next 12 months based on the renegotiated payment terms.  Included in the secured advances to suppliers (non-current) are $17 million and $20 million at September 30, 2010 and December 31, 2009, respectively, of renegotiated balances with collection expected to be greater than 12 months based on the renegotiated payment terms.

(2)          Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at September 30, 2010.

(3)          Included in non-current secured advances to suppliers are advances for which we have initiated legal action to collect the outstanding balance, equal to an aggregate of $281 million and $264 million at September 30, 2010 and December 31, 2009, respectively.  Collections being pursued through legal action largely reflect loans made for the 2006 and 2005 crops.

Guarantees

We have issued or were a party to the following guarantees at September 30, 2010:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$95
Unconsolidated affiliates financing (2)	52
Total	$147

(1)          We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At September 30, 2010, we had approximately $72 million of tangible property that had been pledged to us as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  The fair value of these guarantees at September 30, 2010 was not significant.

(2)          We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2010, we recorded $4 million related to the fair values of these guarantees.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2010, debt with a carrying amount of $2,627 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A.

Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiary to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.23 per share on September 2, 2010 to common shareholders of record on August 19, 2010.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and a quarterly dividend of $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on September 1, 2010 to convertible preference shareholders of record on August 15, 2010.  On August 5, 2010, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.23 per common share.  The dividend will be payable on December 2, 2010 to common shareholders of record on November 18, 2010.  We also announced on August 5, 2010 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares and $12.8125 per share on our cumulative mandatory convertible preference shares, in each case on December 1, 2010 to convertible preference shareholders of record on November 15, 2010.

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

Recent Accounting Pronouncement Adoptions — Amendment to Consolidation — In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise’s involvement in VIEs.  As a result of the adoption of this standard on January 1, 2010, we consolidated one of our agribusiness joint ventures (see Note 18 of notes to the condensed consolidated financial statements).

Accounting for Transfers of Financial Assets — In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor’s continuing involvement, if any, with transferred financial assets.  In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset.  Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under our accounts receivable securitization programs (the “securitization programs”) are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on our condensed consolidated balance sheet.  As a result of this adoption, we have reduced our utilization of these programs and either terminated or allowed certain of these programs to expire.  The adoption of this standard did not have a material impact on our financial position, results from operations or cash flows.

New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses — In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables will be required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. The new disclosures are required to be included in the consolidated financial statements for fiscal years ending after December 15, 2010. We are evaluating the impact this standard may have on our consolidated financial statements.

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

	Nine Months Ended		Year Ended
	September 30, 2010		December 31, 2009
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$1,953	$(195)	$616	$(62)
Highest short position	(912)	(91)	(943)	(94)

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

A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  For the three months ended and nine months ended September 30, 2010, we recognized in cost of goods sold in our condensed consolidated statements of income $0.4 million of gains and $0.2 million of losses, respectively, on the firm commitments to purchase time on ocean freight vessels, which were offset by $0.4 million of losses and $ 0.2 million of gains, respectively on freight derivative contracts.  There was no material gain or loss recognized in the condensed consolidated statements of income for the three months ended and nine months ended September 30, 2010 due to hedge ineffectiveness.  In the three and nine months ended September 30, 2010, we recognized gains of $3 million and $10 million in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current liabilities in our condensed consolidated balance sheet.  We expect to recognize gains of $3 million in the fourth quarter of 2010, in cost of goods sold in our condensed consolidated statements of income related to the amortization of amounts recorded in current liabilities in our condensed consolidated balance sheet at September 30, 2010.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $149 million for the nine months ended September 30, 2010 and gains of $357 million for the year ended December 31, 2009, related to permanently invested intercompany loans.

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

	September 30,	December 31,
(US$ in millions)	2010	2009
Brazilian Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(2,273)	$(1,634)
Market risk	(227)	(163)
Agricultural commodities inventories	1,860	1,133
Net currency short position, less agricultural commodities inventories (1)	(413)	(501)
Market risk (1)	$(41)	$(50)
Argentine Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	(465)	(377)
Market risk	(47)	(38)
Agricultural commodities inventories	457	343
Net currency short position, less agricultural commodities inventories	(8)	(34)
Market risk	$(1)	$(3)
European Operations (primarily exposure to U.S. dollar):
Net currency short position, from financial instruments, including derivatives	$(504)	$(497)
Market risk	(50)	(50)
Agricultural commodities inventories	501	454
Net currency (short) position, less agricultural commodities inventories	(3)	(43)
Market risk	$-	$(4)

(1)          The market risk for the Brazilian Operations excludes fertilizer inventories of $315 million and $374 million at September 30, 2010 and December 31, 2009, respectively, which also provide a natural offset to our currency exposure.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short- and long-term debt, based on market yields at September 30, 2010, was $3,632 million with a carrying value of $3,350 million.  There was no significant change in our interest risk at September 30, 2010.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income taxes paid by large exporters and processors of cereals and other agricultural commodities in the country.  In that regard, in October 2010, the Argentine tax authorities commenced an investigation of our Argentine subsidiary relating to allegations of income tax evasion covering the periods from 2007 to 2009, and carried out related inspections at several of our locations in Argentina.  While we believe that the allegations against us are without merit, the investigation is at a preliminary stage and therefore, we are, at this time, unable to predict its outcome, including whether formal charges will ultimately be brought.  We are cooperating with the Argentine authorities in relation to this investigation.

In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market.  As part of the proposed reorganization, our wholly owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase.  The reorganization was subject to approval by Fosfertil’s shareholders.  Certain shareholders of Fosfertil who are affiliated with the Mosaic Company and Yara International

ASA filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit against us that was pending before the highest appellate court in Brazil (Superior Tribunal de Justica, or the Superior Court of Justice) since September 2008.  In August 2009, the Superior Court of Justice ruled in our favor on the merits of the case.  These minority shareholders filed motions seeking clarification of this court decision, but such motions were rejected by the Superior Court of Justice in December 2009.  Subsequently, these minority shareholders filed extraordinary appeals before the Brazilian Constitutional Court (the Supreme Court).  The proposed reorganization was also the subject of other lawsuits filed by these shareholders and subject to governmental approvals in Brazil.  In May 2010, we completed the sale of our direct and indirect ownership in Fosfertil to Vale.  In addition, these minority shareholders have also separately sold their direct and indirect interests in Fosfertil to Vale.  In connection with these sale transactions, in June 2010, we and the minority shareholders reached a settlement and agreed to the release and waiver of all claims in these matters.  The parties have jointly petitioned the applicable courts for dismissal of these proceedings and, upon approval by the courts, substantially all of which have already been granted, these proceedings will be concluded.

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

Additionally, the following paragraph supplements the risk factor “Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the regulation of financial markets. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The Dodd-Frank Act will have a significant impact on the derivatives market, including by subjecting large derivatives users, which may include Bunge, to extensive new oversight and regulation. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and related regulations will have on Bunge, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Moema acquisition, during the three months ended September 30, 2010, we issued an aggregate of 62,505 common shares to certain of the Moema sellers as a result of the determination of post-closing purchase price adjustments as provided in the related acquisition agreements.  The shares were issued in a private placement transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchase of Equity Securities:

On June 8, 2010, Bunge announced that its Board of Directors approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.

The following table sets forth information relating to the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	2,677,413	$ 52.40	2,677,413	$ 453,000,000

August 1, 2010 – August 31, 2010	1,348,775	53.09	1,348,775	381,000,000

September 1, 2010 – September 30, 2010	637,600	55.34	637,600	346,000,000

Total	4,663,788	$ 53.00	4,663,788	$ 346,000,000

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

BUNGE LIMITED

Date: November 9, 2010	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

EXHIBIT INDEX

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101                              The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.*

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