Form 10-K
period 2010-12-31
Bunge LTD
filed 2011-03-01
CIK 1144519

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2010, as reported by the New York Stock Exchange, was approximately $7,048 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

         As of February 18, 2011, 146,843,806 Common Shares, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2011 Annual General Meeting of Shareholders to be held on May 27, 2011 are incorporated by reference into Part III.

i

Cautionary Statement Regarding Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical in nature. We have tried to identify these forward-looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:

  •
  changes in governmental policies and laws affecting our business, including agricultural and trade policies, environmental, tax and financial market regulations and biofuels legislation;

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

  •
  weather and agricultural conditions and the impact of crop and animal disease on our business;

  •
  global and regional economic, financial, political, social and health conditions, including civil unrest or significant political instability;

  •
  operational risks, including industrial accidents, labor disruptions and natural disasters; and

  •
  other factors affecting our business generally.

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

Business Overview

        We are a leading global agribusiness and food company operating in the farm-to-consumer food chain. We believe that we are a leading:

  •
  global oilseed processing company, based on processing capacity;

  •
  producer of sugar and ethanol in Brazil and a leading global trader and merchandiser of sugar, based on volume;

  •
  seller of packaged vegetable oils worldwide, based on sales; and

  •
  blender and distributor of fertilizer to farmers in South America, based on volume.

        We conduct our operations in four divisions: agribusiness, sugar and bioenergy, food and ingredients and fertilizer. These divisions include five reportable business segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Our agribusiness segment is an integrated business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe and Asia, and we have merchandising and distribution offices throughout the world.

        Our sugar and bioenergy segment produces and sells sugar and ethanol derived from sugarcane, as well as energy derived from sugarcane bagasse, through our operations in Brazil. Our integrated operations in this segment also include international trading and merchandising of sugar and ethanol, and we have minority investments in corn-based ethanol producers in the United States.

        Our food and ingredients operations consist of two reportable business segments: edible oil products and milling products. These segments include businesses that produce and sell edible oils, shortenings, margarines, mayonnaise and milled products such as wheat flours, corn-based products and rice. The operations and assets of our milling products segment are located in Brazil and the United States, and the operations and assets of our edible oil products segment are primarily located in North America, Europe, Brazil, China and India.

        Our fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry primarily in South America.

History and Development of the Company

        We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodity market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923. In 1997, we acquired Ceval Alimentos, a leading agribusiness company in Brazil. In 2002, with the acquisition of Cereol S.A., we significantly expanded our agribusiness and food and ingredients presence in Europe as well as North America. In 2010, we significantly expanded our presence in the sugar industry with our acquisition of five sugarcane mills from the Moema Group in Brazil. We also divested our Brazilian fertilizer nutrients assets in Brazil.

        We are a holding company and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

        Overview.    Our agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. The principal agricultural commodities that we handle in this segment are oilseeds and grains, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food and animal feed industries, as further described below. We also participate in the biodiesel industry, generally as a minority investor in biodiesel producers in Europe, Argentina and the United States. In connection with these biodiesel investments, we typically seek to negotiate arrangements to supply the vegetable oils used as raw materials in the biodiesel production process. In 2010, we acquired five grain elevators in the United States, as well as two oilseed processing facilities in Turkey. We are currently constructing our fourth oilseed processing facility in China, located in Taixing in the Lower Yangtze region and are building an integrated soybean processing and oil refining plant within the Phu My Port complex in Vietnam, which we expect to become operational in 2011. (For more information on the Phu My Port complex, see "Distribution and Logistics" below).

        Customers.    We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds and grains are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock, poultry and aquaculture producers that use these products as animal feed ingredients. As a result, our agribusiness operations benefit from global demand for meat products, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients division and third-party edible oil processing companies which use these oils as a raw material. These oils are used by our customers to produce a variety of edible oil products for the foodservice, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.

        Distribution and Logistics.    We have developed an extensive logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets that we utilize or enter into contracts with third parties for these services. To better serve our customer base and improve our global distribution and logistics capabilities, we have made and will continue to make selective investments in port logistics and storage facilities. For example, we have a 51% interest in a joint venture with Itochu and STX Pan Ocean Co. to build and operate a state-of-the-art export grain terminal in the Port of Longview, Washington, in the Pacific Northwest region of the United States, which we expect to become operational in time for the 2011 U.S. harvest. This facility, together with grain facilities being constructed by the joint venture in Montana, will provide us with additional capacity to serve our operations and customers in Asia. We also have a 50% equity interest in the owner/operator of the Phu My Port in Vietnam, the only dry bulk port in that country capable of receiving large, Panamax class ships. We also operate other port facilities, including in Brazil, Argentina, Russia, Ukraine, Canada and the United States.

        Other Services and Activities.    In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. These financing arrangements are generally intended to be short-term in nature, and are typically secured by the farmer's crop, as well as land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. These arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain origination and oilseed processing activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations. We also participate in financial activities, such as offering trade structured finance, which leverages our international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to our commodities operations.

        Raw Materials.    We purchase the oilseeds and grains used in our agribusiness operations either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies, and farmer planting decisions, our operations in major crop growing regions globally has enabled us to source adequate raw materials for our operational needs.

        Competition.    Due to their commodity nature, markets for our agribusiness products are highly competitive and are also subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors in our agribusiness operations include The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional companies, such as Wilmar International Limited and Noble Group Limited in Asia, and smaller agricultural cooperatives and trading companies in various countries.

Sugar and Bioenergy

        Overview.    We are a leading integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We wholly-own or have controlling interests in eight sugarcane mills in Brazil, five of which were acquired in 2010 as part of the Moema transaction described below. As of December 31, 2010, our mills had a total crushing capacity of approximately 21 million metric tons per year. We grow and harvest sugarcane, as well as source sugarcane from third parties, which is then processed in our mills to produce sugar, ethanol and electricity. As of December 31, 2010, our overall sugarcane plantations comprised approximately 157,000 hectares, including both owned and leased land. Through cogeneration facilities at all of our sugarcane mills, we produce energy through the burning of sugarcane bagasse in boilers, which enables our mills to be self-sufficient in terms of their energy needs and, for most mills, sell surplus electricity to the local grid or other third parties. Our trading and merchandising activities are managed through our London trading office, which also oversees regional trading and marketing offices in other locations. The London trading office also manages sugar price risk for our business. We also participate in the U.S. corn-based ethanol industry, primarily as a minority investor in ethanol producers. As with our investments in biodiesel producers, we typically seek to negotiate arrangements to supply the corn used in the ethanol production process, and to market the DDGS (dried distillers grits with solubles) produced as a by-product of the ethanol production process, which are used in animal feed. See "Investments in Affiliates" for more information.

        In February 2010, we acquired a 100% interest in five sugarcane mills that were formerly part of the Moema Group. The acquired sugarcane mills are located in São Paulo and Minas Gerais states in Brazil. We collectively refer to the acquired entities as Moema. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on this transaction. We continue to look for opportunities to expand our sugar and bioenergy operations, including in new geographies that offer attractive growth potential.

        Raw materials.    Brazil is the largest producer and exporter of sugar in the world, with climate that is favorable for the growth of sugarcane. Once planted, the sugarcane may be harvested for several continuous years, but the usable crop decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five or six consecutive harvests, depending on location. Additionally, geographical factors, such as soil quality and topography, weather and agricultural practices affect quality of the harvested cane. The annual harvesting cycle in Brazil typically begins in April and ends in December.

        We grow sugarcane in Brazil on approximately 24,000 hectares of our own land and 133,000 hectares of leased land. Lease terms are generally for six years and lease payments are based on the market value of the sugarcane set by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In 2010, approximately 56% of our total milled sugarcane came from our owned or leased plantations, with the remaining 44% purchased from third parties at prices established by Consecana, based on the sucrose content of the cane and the market prices of sugar and ethanol. The industry has adopted an index for measuring sugar and ethanol production capacity, the Total Recoverable Sugar, or TRS index, which measures the kilograms of sucrose content per ton of sugarcane. In 2010, the average TRS for our sugar mills was 137.7 kilograms of sugar content per ton of sugarcane. In general, TRS for the Brazilian sugar industry was adversely affected in 2010 due to lack of rain during the sugarcane development stage and excess rains during the latter harvest months at the end of the year.

        Our sugarcane harvesting process is currently 86% mechanized, with the remaining 14% harvested manually. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing environmental impact when compared to manual harvesting and resulting in improved soil condition. Mechanized harvesting is also more efficient and has lower costs than manual harvesting. We intend to increase our mechanization levels, including as required to meet applicable regulatory mandates for mechanization in certain states in Brazil.

        Logistics.    Harvested sugarcane is loaded onto trucks and trailers and transported to our mills. The proximity of our mills to the sugarcane plantations reduces transportation costs and enables us to process the sugarcane quickly after harvesting, thereby maximizing sucrose concentration in the sugarcane, which starts to decrease rapidly after harvesting.

        Products.    Our mills allow us to produce ethanol, sugar and electricity, as further described below. At mills that produce both sugar and ethanol, we are able to adjust our production mix within certain capacity limits between ethanol and sugar, as well as, for certain mills, between different types of ethanol (hydrous and anhydrous) and sugar (raw and crystal), allowing us to respond to changes in customer demand and market prices.

        Sugar.    Our current maximum sugar production capacity is 5,750 metric tons per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 metric million tons of sugar. In 2010, we produced approximately 748,000 metric tons of sugar at our mills.

        We produce two types of sugar: very high polarization ("VHP") raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded in major commodities exchanges, including the standard NY11 contract. The main difference between VHP sugar and NY11 raw sugar is the higher sugar content of VHP sugar, and it therefore commands a price premium over NY11 raw sugar. Crystal sugar is a non-refined white sugar. The VHP sugar we produce is sold almost exclusively for export, while crystal sugar is principally sold domestically in Brazil. Sugar sales comprised 51% of our sales from our mills in 2010.

        Ethanol.    Our current maximum ethanol production capacity is 5,500 cubic meters per day which, in a normal year of 5,000 hours of milling, results in an annual ethanol maximum production capacity of over 1.1 million cubic meters of ethanol. In 2010, we produced approximately 680,000 cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Anhydrous ethanol is blended with gasoline in transport fuels, while hydrous ethanol is itself used as transport fuel. Ethanol sales comprised 43% of our total sales from our mills in 2010.

        Electricity.    We generate electricity from burning sugarcane bagasse (the fiber portion of sugarcane that remains after the extraction of sugarcane juice) in our mills. As of December 31, 2010, our total installed cogeneration capacity was approximately 144 megawatts, with 51 megawatts available for resale to third parties after supplying our mills' energy requirements. In 2010, we sold approximately 161,000 megawatt hours to the local electricity market from our co-generation facilities.

        Customers.    Our sugar trading and merchandising operations purchase and sell sugar to meet international demand. As described above, the sugar we produce at our mills is sold either in the Brazilian or export markets. The ethanol we produce in Brazil is marketed and sold to customers primarily for use in the Brazilian market.

        Competition.    We face competition from both Brazilian and international participants in the sugar industry. Major competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group, ED&F Man, Noble Group Limited, Cosan Limited, São Martinho S.A. and LDC-SEV Bioenergia.

Food and Ingredients

        Overview.    Our food and ingredients division consists of two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials in our food and ingredients division are various crude and further-processed vegetable oils in our edible oil products segment, and corn and wheat in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

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

        We sell retail edible oil products in Brazil under a number of brands, including Soya, the leading packaged vegetable oil brand, as well as Primor, Salada, Andorinha and Cocinero. We are also a leading player in the Brazilian margarine market with our brands Delicia, Soya and Primor, as well as in mayonnaise with our Primor, Soya and Salada brands. Our brand Bunge Pro is the top foodservice shortening brand in Brazil. In the United States, our Elite brand is a leading foodservice brand of edible oil products. In addition, we have developed proprietary processes that allow us to offer our customers a number of products with no or low levels of trans-fatty acids and we also work with other companies to expand the trans-fat solutions we offer to customers, including Treus low linolenic soybean oil, which was developed through an alliance with DuPont. In Europe, we are the leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including

Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier and Rozumnitsa and a leader in margarines, including Smakowita, Maslo Rosline, Manuel, Masmix, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela, Holland Premium and Benecol (under license in Poland and Finland). In Asia, our primary edible oil product brands include Dalda, Chambal and Masterline in India and Douweijia brand soybean oil in China. In several regions, we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        Distribution and Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as inputs in their operations, as well as retail customers.

        Competition.    The edible oil industry is intensely competitive. Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, new product introductions, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in those customers demanding lower prices and reducing the number of suppliers with which they do business, and therefore it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Stratas Foods, Unilever, Ventura Foods, LLC and Brasil Foods S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products.    Our milling products include a variety of wheat flours and bakery mixes in Brazil and corn-based products derived from the corn dry milling process in North America. Our brands in Brazil include Primor, Suprema and Lyra wheat flours and Gradina, Bentamix and Pre-Mescla bakery premixes. Our corn milling products consist primarily of dry milled corn meals, flours and grits (including flaking and brewer's grits), as well as soy-fortified corn meal, corn-soy blend and other similar products. We also produce corn oil and corn animal feed products. In 2010, we acquired Pacific International Rice Mills, a U.S. producer of bulk and packaged milled rice for domestic and export markets, representing our first investment in rice milling. We also sell branded rice in Brazil under the Primor brand.

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

Fertilizer

        Overview.    We are a leading blender and distributor of crop fertilizers to farmers in South America, producing and marketing a range of solid and liquid NPK fertilizer formulations. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In Brazil, we blend and distribute NPK fertilizers. In Argentina, we produce, blend and distribute NPK fertilizers, including, following our January 2010 acquisition of the fertilizer business of Petrobras Argentina S.A., liquid and solid nitrogen fertilizers. In North America, we distribute NPK fertilizer products that we source from third-party producers as a wholesaler to other wholesale distributors, retailers and cooperatives. We also have a 50% interest in a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizer products in Morocco.

        Brazil Fertilizer Nutrients Assets Disposition.    In May 2010, we sold our fertilizer nutrients assets in Brazil, including our phosphate mining assets and our investment in Fosfertil S.A., a publicly traded Brazilian phosphate and nitrogen producer, to Vale S.A., a Brazil-based global mining company, which we refer to as Vale. We retained our blending and distribution operations in Brazil. The final sale price in the transaction was $3.9 billion in cash.

        In connection with the sale, we entered into several ancillary agreements with Vale, including a supply agreement pursuant to which Vale will supply us with certain phosphate fertilizer products, including single superphosphate (SSP), a basic phosphate fertilizer, through 2012, which may be extended by us to December 31, 2013. We also entered into a transition services agreement pursuant to which we provided administrative services to Vale following the sale. We have agreed, subject to certain exceptions, to certain non-competition provisions with respect to the production of certain fertilizer products, and Vale has agreed not to produce, distribute or commercialize certain fertilizer products, in each case, in Brazil until December 31, 2012, which may be extended in certain circumstances to December 31, 2013.

        Products and Services.    In our fertilizer operations we produce, blend and distribute NPK formulations primarily to farmers in Brazil, Argentina and neighboring countries, as well as cooperatives and retailers. These NPK fertilizers are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. In Brazil, we market our retail fertilizers under the IAP, Manah, Ouro Verde and Serrana brands. In Argentina, we market fertilizers under the Bunge brand, as well as the Solmix brand. Also in Argentina, we produce SSP, as well as ammonia, urea and liquid fertilizers. In North America, we are a fertilizer wholesaler. In January 2011, we formed a joint venture with Growmark, Inc., a North American regional agricultural cooperative, to acquire a liquid and dry fertilizer storage terminal in Cincinnati, Ohio. The acquisition closed in February 2011.

        Raw Materials.    Our principal raw materials in this segment are SSP, monoammonium phosphate (MAP), diammonium phosphate (DAP), triple superphosphate (TSP), urea, ammonium sulfate, potassium chloride concentrated phosphate rock, sulfuric acid and natural gas. Our Moroccan joint venture manufactures sulfuric acid, phosphoric acid, TSP, MAP and DAP, which primarily serve as a source of raw material supply for our operations in Brazil and Argentina.

        The prices of fertilizer raw materials are determined by reference to international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.

        Distribution and Logistics.    We seek to reduce our logistics costs by back-hauling agricultural commodities and processed products from our inland locations to export points after delivery of imported fertilizer raw materials to our fertilizer blending plants. We also seek opportunities to enhance the efficiency of our logistics network by exporting agricultural commodities on the ocean freight vessels that we use to deliver imported fertilizer raw materials to us.

        Competition.    As fertilizers are global commodities available from multiple sources, the industry is highly competitive. Fertilizer companies compete principally on delivered price. Additionally, competition is based on product offering and quality, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations in Brazil are Heringer, Fertipar, The Mosaic Company and Yara International. In Argentina, our main competitors are Repsol YPF, The Mosaic Company and Profertil S.A.

Risk Management

        Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. We engage in agricultural commodity price hedging to reduce the impact of volatility in the prices of the principal agricultural commodities and processed products we purchase, produce and sell. Our operations use substantial amounts of energy, including natural gas and fuel oil and we engage in energy cost hedging to reduce our exposure to volatility in energy costs. In addition, we enter into freight forward agreements in order to reduce our exposure to volatility in ocean freight costs. We also engage in foreign currency and interest rate hedging. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility, as well as value-at-risk limits. For foreign exchange, interest rate, energy and transportation risk, our positions are hedged in accordance with applicable company policies. Credit and counterparty risk is managed locally within our business units and monitored centrally. We have a corporate risk management group, which oversees management of our risk exposures globally, as well as local risk managers and committees in our operating companies. The finance and risk policy committee of our board of directors supervises and reviews our overall risk management policies and risk limits. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 27 of the notes to the consolidated financial statements.

Investments in Affiliates

        We participate in several unconsolidated joint ventures and other investments accounted for on the equity method, the most significant of which are described below. We allocate equity in earnings of affiliates to our reporting segments.

  Agribusiness

        Terminal 6 S.A. and Terminal 6 Industrial S.A.    We have a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. We are also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures. In 2010, Ecofuel S.A., in which Bunge was a 50% owner, with the remaining 50% owned by AGD, merged with Terminal 6 Industrial S.A. Ecofuel manufactured biodiesel products in the Santa Fe province of Argentina.

        The Solae Company.    Solae is a joint venture with E.I. du Pont de Nemours and Company. Solae is engaged in the global production and distribution of soy-based ingredients, including soy proteins and lecithins. We have a 28.06% interest in Solae.

        Diester Industries International S.A.S. (DII).    We are a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and merchandising of biodiesel in Europe. We have a 40% interest in DII.

        Biodiesel Bilbao S.A.    We have a 20% minority interest in this company, located in Spain, along with Acciona Biocombustibles S.A. This company produces and markets biofuels in Europe.

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

  Sugar and Bioenergy

        Bunge-Ergon Vicksburg, LLC (BEV).    We are a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where we operate a grain elevator facility.

        Southwest Iowa Renewable Energy, LLC (SIRE).    We are a 26% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near our oilseed processing facility at Council Bluffs, Iowa.

  Food and Ingredients

        Harinera La Espiga, S.A. de C.V.    We are a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. We have a 31.5% interest in the joint venture.

  Fertilizer

        Bunge Maroc Phosphore S.A.    We have a 50% interest in this joint venture with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products in Morocco for shipment to Brazil, Argentina and certain other markets in Latin America.

Research and Development, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our food and ingredients division, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with food and ingredients development. Additionally, the evolution of biotechnology over the last ten years has created opportunities to develop and commercialize processes related to the transformation of grains, oilseeds and other commodities. To better take advantage of related opportunities, our global innovation activities involve scouting, developing, buying, selling and/or licensing next generation technologies in food, feed, fuel and fertilizer.

        Our total research and development expenses were $24 million in 2010, $26 million in 2009 and $35 million in 2008. As of December 31, 2010, our research and development organization consisted of approximately 132 employees worldwide.

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

Seasonality and Working Capital Needs

        In our agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first fiscal quarter of the year is typically our weakest quarter in terms of financial results due to the timing of the North and South American oilseed harvests, since the North American harvest is completed in the fourth fiscal quarter and the South American harvest is completed in the second fiscal quarter. As a result, our oilseed processing activities are generally at their lowest levels during the first fiscal quarter.

        We experience seasonality in our sugar and bioenergy division as a result of the Brazilian sugarcane growing cycle. In Brazil, the sugarcane harvesting period typically begins in April and ends in early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests (i.e., January through April). As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.

        In our food and ingredients division, there are no significant seasonal effects on our business.

        In our fertilizer division, we are subject to seasonal trends based on the South American agricultural growing cycle as farmers typically purchase the bulk of their fertilizer needs in the second half of the year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2010 Overview."

        Additionally, price fluctuations and availability of commodities may cause fluctuations in our financial results, inventories, accounts receivable and borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to hedge our physical inventories.

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage, transport and sale of our products; land-use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals; and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other government laws and policies affecting the food and agriculture industries, including food and feed safety, nutritional and labeling requirements and food security policies. From time to time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for soybeans, vegetable oils, sugar, corn and wheat to rise. High commodity prices and regional crop shortfalls have led and in the future may lead governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets. For example, in 2010 a severe drought in eastern Europe led the Russian government to suspend wheat exports from that country. Such regulations and policies could have a significant adverse effect on our business in the future.

        In recent years, there has been increased interest globally in the production of biofuels as alternatives to traditional fossil fuels and as a means of promoting energy independence in certain countries. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in recent years in response to high fossil fuel prices coupled with government incentives for the production of biofuels that are being offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in certain countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuel industry and related legislation.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. This new law will significantly change the regulation of financial markets. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act will have a significant impact on the derivatives market, including by subjecting large derivatives users, which may include Bunge, to extensive new oversight and regulation. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and related regulations will have on Bunge, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies. Our operations are also subject to laws relating to environmental licensing of facilities, restrictions on land use in certain protected areas, forestry reserve requirements, limitations on the burning of sugarcane and water use. We incur costs to comply with health, safety and environmental regulations applicable to our activities and have made and expect to make substantial capital expenditures on an ongoing basis to continue to ensure our compliance with environmental laws and regulations. However, due to our extensive operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under environmental regulations. Violation of these laws and regulations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities. Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. Climate change-related regulations are currently being developed or considered in the United States, as well as in a number of countries who were signatories to the Kyoto Protocol. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2010.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Employees

        As of December 31, 2010, we had 33,021 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

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

Insurance

        In each country where we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. Bunge insures its businesses and assets in each country in a manner that it deems appropriate for a company of our size and activities, based on an analysis of the relative risks and costs. We believe that our geographic dispersion of assets helps mitigate risk to our business from an adverse event affecting a specific facility; however, if we were to incur a significant loss or liability for which we were not fully insured, it could have a materially adverse effect on our business, financial condition and results of operations.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Chief Financial Officer and Global Operational Excellence Officer
Carl L. Hausmann	Managing Director, Global Government and Corporate Affairs
Raul Padilla	Managing Director, Bunge Global Agribusiness; Chief Executive Officer, Bunge Product Lines
D. Benedict Pearcy	Chief Development Officer and Managing Director, Sugar and Bioenergy, Bunge Limited
Vicente C. Teixeira	Chief Personnel Officer
Jean-Louis Gourbin	Chief Executive Officer, Bunge Europe
Enrique Humanes	Chief Executive Officer, Bunge Argentina
Pedro Parente	President and Chief Executive Officer, Bunge Brazil
Soren Schroder	Chief Executive Officer, Bunge North America
Christopher White	Chief Executive Officer, Bunge Asia

        Alberto Weisser, 55.    Mr. Weisser is the Chairman of our board of directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our board of directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company, a member of the North American Agribusiness Advisory Board of Rabobank and a board member of the Council of the Americas. He is a former director of Ferro Corporation. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil.

        Andrew J. Burke, 55.    Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke serves as our Global Operational Excellence Officer, a position he has held since July 2010. Prior to July 2010, Mr. Burke served as Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Carl L. Hausmann, 64.    Mr. Hausmann has been our Managing Director, Global Government and Corporate Affairs since April 2010. Prior to that, Mr. Hausmann served as Chief Executive Officer of Bunge North America since January 2004. Prior to that, he served as Chief Executive Officer of Bunge Europe from October 2002, when he joined Bunge following the acquisition of Cereol S.A., where he served as Chief Executive Officer. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001 and prior to that worked in various capacities for Eridania Beghin-Say (the former parent company of Cereol) beginning in 1992. From 1978 to 1992, he worked for Continental

Grain Company. Mr. Hausmann serves as Vice Chair of the Consultative Group on International Ag Research (CGIAR), Vice Chair of the International Food and Agriculture Trade Policy Council and as a member of the board of Rabo AgriFinance, a U.S. based wholly-owned subsidiary of Rabobank. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 55.    Mr. Padilla has served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Previously, he served as Chief Executive Officer of Bunge Argentina S.A., our oilseed processing and grain origination subsidiary in Argentina, since 1999. He joined the company in 1997 as Commercial Director. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        D. Benedict Pearcy, 42.    Mr. Pearcy has been our Chief Development Officer and Managing Director, Sugar and Bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an MBA from Harvard Business School.

        Vicente C. Teixeira, 58.    Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as director of human resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as director of human resources and administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as human resources vice president for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive MBA from PDG/EXEC in Brazil.

        Jean-Louis Gourbin, 63.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Enrique Humanes, 51.    Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Pedro Parente, 58.    Mr. Parente has been President and Chief Executive Officer, Bunge Brazil, since joining Bunge in January 2010. From 2003 until December 2009, Mr. Parente served as Chief

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

        Soren Schroder, 49.    Mr. Schroder has been the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President, Agribusiness for Bunge Europe since June 2006. Prior to that, he served in agribusiness leadership roles in the U.S. and Europe. Mr. Schroder joined Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill.

        Christopher White, 58.    Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

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

Risks Relating to Our Business and Industries

Adverse weather conditions, including as a result of future climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

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

        Our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by growers located in the vicinity of our mills. Both sugarcane yields and sucrose content depend primarily on weather conditions such as rainfall and temperature, which vary. Future weather patterns may reduce the amount of sugarcane that we can harvest or purchase, or the sucrose content in such sugarcane, which could have a material adverse effect on our operating results and financial condition.

        Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

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

We may be adversely affected by a shortage of sugarcane or by high sugarcane costs.

        Sugarcane is our principal raw material used for the production of ethanol and sugar. Currently, approximately 85% of the land we use for sugarcane plantations is leased for periods generally of six years. We cannot guarantee that these agreements will be renewed after their respective terms or that such renewals will be on terms and conditions satisfactory to us, or that we will otherwise be able to procure adequate sugarcane to operate our mills profitably. A significant shortage in sugarcane supply, including as a result of the termination of lease agreements or supply contracts, or a significant increase in the cost of sugarcane available to us for processing, may adversely affect our business and financial performance.

We are subject to fluctuations in agricultural commodity and other raw material prices caused by other factors outside of our control that could adversely affect our operating results.

        Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to domestic and international changes in supply and demand caused by factors outside of our control, including farmer planting decisions, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.

        Our fertilizer business may also be adversely affected by fluctuations in the prices of agricultural commodities and fertilizer raw materials, respectively, that are caused by market factors beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our food and ingredients and fertilizer businesses, we may not be able to recoup increases in raw material costs through increases in sales prices for our products, which may adversely affect our profitability.

Fluctuations in energy prices could adversely affect our operating results.

        Our operating costs and selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items could adversely affect our production costs and operating results.

        We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils, that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices as well. Therefore, a significant decrease in the price of oil, gasoline or diesel fuel could result in a significant decrease in the selling prices of ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results. Additionally, the prices of sugar and sugarcane-based ethanol are also correlated, and therefore a decline in world sugar prices may also adversely affect the selling price of the ethanol we produce in Brazil.

We are subject to global and regional economic downturns and related risks.

        The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities, which could adversely affect our business and results of operations.

        Additionally, weak global economic conditions and adverse conditions in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" for more information.

We are vulnerable to the effects of supply and demand imbalances in our industries.

        Historically, the market for some of our agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability.

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

        Due to the international nature of our business, we are exposed to currency exchange rate fluctuations as a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso, the euro and certain Eastern European currencies, affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may have a negative impact on the value of our assets located outside of the United States.

        We are also exposed to other risks of international operations, including:

  •
  adverse trade policies or trade barriers on agricultural commodities and commodity products;

  •
  inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of wage and price controls and higher interest rates;

  •
  changes in laws and regulations or their interpretation or enforcement in the countries where we operate, such as tax laws, including the risk of future adverse tax regulation in the United States relating to our status as a Bermuda company;

  •
  difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

  •
  exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

  •
  inadequate infrastructure;

  •
  government intervention, including through expropriation, or regulation of the economy, including restrictions on foreign ownership of land or other assets;

  •
  the requirement to comply with a wide variety of foreign and U.S. laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Risk Factors" section; and

  •
  labor disruptions, civil unrest or significant political instability.

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

        Increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have become the subject of significant discussion by governmental bodies and the public throughout the world. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Additionally, efforts to change the regulation of financial markets, including the U.S. Dodd-Frank Act, may subject large users of derivatives, such as Bunge, to extensive new oversight and regulation. Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

Increases in commodity prices can increase the scrutiny to which we are subject under antitrust laws.

        We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price increases in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. Increases in food and crop nutrient prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in Europe, Brazil and other jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

We may not realize the anticipated benefits of acquisitions, divestitures or joint ventures.

        We have been an active acquirer of other companies, and we have joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand and enhance our business, such as the Moema acquisition which we completed in 2010. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire. In addition, we may decide, from time to time, to divest certain of our assets or businesses, such as the sale of our Brazilian fertilizer nutrients assets which we also completed in 2010. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.

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

        Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges resulting from the completion and integration of a sizeable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities and other unanticipated problems and liabilities.

        Divestitures may also expose us to potential liabilities or claims for indemnification as we may be required to retain certain liabilities or indemnify buyers for certain matters, including environmental or litigation matters, associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology and other systems and management processes, including the loss of key personnel. Additionally, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.

        Additionally, we have several joint ventures and investments where we have limited control over the governance and operations of those investments. As a result, we face certain risks, including risks related to the financial strength of the joint venture partner, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flow.

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

        Our operations are regulated by environmental, health and safety laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. We may incur material costs or liabilities to comply with environmental, health and safety requirements. In addition, our industrial activities can result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or cause us to expend significant amounts to remediate safety issues or repair damaged facilities.

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight of our industries, including increased environmental controls, land use restrictions affecting us or our suppliers and other conditions that could materially adversely affect our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transport of our products, which could adversely affect our business, cash flows and results of operations.

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

        In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2010 and 2009, respectively, we had approximately $815 million and $682 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. These credit sales are also typically secured by the farmer's crop. At December 31, 2010 and 2009, our total fertilizer segment accounts receivable were $495 million and $618 million, respectively. During 2010, approximately 37% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on these guarantees, see Note 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition, cash flows and results of operations.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and expand our business.

        We require significant amounts of capital to operate our business and fund capital expenditures. In addition, our working capital needs are directly affected by the prices of agricultural commodities, with increases in commodity prices generally causing increases in our borrowing levels. We are also required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, logistics assets and other facilities to keep pace with competitive developments, technological advances and changing safety and environmental standards in our industry. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations.

        As of December 31, 2010, we had approximately $2,807 million unused and available borrowing capacity under various committed short- and long-term credit facilities and $4,881 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Our credit ratings are important to our liquidity. While our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt, a reduction in our credit ratings would increase our borrowing costs and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms. We may also be required to post collateral or provide third-party credit support under certain agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

Our risk management strategies may not be effective.

        Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of control procedures and policies to mitigate potential losses, they may not in all cases successfully protect us from losses that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

The loss of or a disruption in our manufacturing and distribution operations or other operations and systems could adversely affect our business.

        We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies in many currencies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, disruptions in logistics or information systems, as well as natural disasters, pandemics, acts of terrorism and other external factors over which we have no control. For example, in 2010, we suffered fires or explosions at facilities in Argentina, Germany and the United States, which resulted in varying levels of property damage and business interruption. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The loss of, or damage to, any of our facilities could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2010.

Facilities by Division

	Aggregate Daily Production Capacity	Aggregate Storage Capacity
	(metric tons)
Division
Agribusiness	129,998	17,897,991
Sugar and Bioenergy	101,000	639,624
Food and Ingredients	52,448	967,760
Fertilizer	42,110	1,468,822

Facilities by Geographic Region

	Aggregate Daily Production Capacity	Aggregate Storage Capacity
	(metric tons)
Region
North America	61,544	6,665,368
South America	208,662	11,613,621
Europe	40,320	2,133,599
Asia	15,030	561,609

        In addition, we operate various port facilities either directly or through joint ventures. Our corporate headquarters in White Plains, New York, occupy approximately 51,000 square feet of space under a lease that expires in February 2013. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have 172 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 56 oilseed processing plants globally. We have 60 merchandising and distribution offices throughout the world.

  Sugar and Bioenergy

        In our sugar and bioenergy operations, we have eight mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also own and lease agricultural land for the cultivation of sugarcane as described under "Business—Sugar and Bioenergy."

  Food and Ingredients

        In our food and ingredients operations, we have 72 refining, packaging and milling facilities dedicated to our food and ingredients operations throughout the world.

  Fertilizer

        In our fertilizer division, we currently operate 26 fertilizer processing and blending plants that are strategically located in the key fertilizer consumption regions of Brazil and Argentina, thereby reducing transportation costs to deliver our products to our customers. All of Bunge's mining assets related to its fertilizer nutrients business, including its phosphate mines, were included in the sale of our fertilizer nutrients assets to Vale.

Item 3.    Legal Proceedings

        We are party to various legal proceedings in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provision for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims.

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals, which could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. For example, our Brazilian subsidiaries are regularly audited and subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $119 million as of December 31, 2010 in respect of these claims. The Brazilian tax claims relate to income tax claims, value-added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Notes 14 and 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        Additionally, the Argentine tax authorities have been conducting a review of income taxes paid by large exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. While we believe that the allegations against us are without merit, the investigation is at a preliminary stage and therefore, we are, at this time, unable to predict its outcome, including whether formal charges will ultimately be brought.

        We are also a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $73 million as of December 31, 2010 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        In December 2006, Fosfertil announced a corporate reorganization intended to allow it to capture synergies and better compete in the domestic and international fertilizer market. As part of the proposed reorganization, our wholly-owned subsidiary Bunge Fertilizantes would become a subsidiary of Fosfertil, and our combined direct and indirect ownership of Fosfertil would increase. The reorganization was subject to approval by Fosfertil's shareholders. Certain shareholders of Fosfertil who are affiliated with the Mosaic Company and Yara International ASA filed legal challenges to the proposed reorganization in the Brazilian courts, including a suit against us that was pending before the highest appellate court in Brazil (Superior Tribunal de Justica, or the Superior Court of Justice) since September 2008. In August 2009, the Superior Court of Justice ruled in our favor on the merits of the case. These minority shareholders filed motions seeking clarification of this court decision, but such motions were rejected by the Superior Court of Justice in December 2009. Subsequently, these minority shareholders filed extraordinary appeals before the Brazilian Constitutional Court (the Supreme Court). The proposed reorganization was also the subject of other lawsuits filed by these shareholders and subject to governmental approvals in Brazil. In May 2010, we completed the sale of our direct and indirect ownership in Fosfertil to Vale. In addition, these minority shareholders have also separately sold their direct and indirect interests in Fosfertil to Vale. In connection with these sale transactions, in June 2010, we and the minority shareholders reached a settlement and agreed to the release and waiver of all claims in these matters. The parties jointly petitioned the applicable courts for dismissal of these proceedings and, following approval by the courts, these proceedings have now been concluded.

Item 4.    [Removed and Reserved]

        There is no disclosure required under this Item.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
	(US$)
2011
First quarter (to February 18, 2011)	$74.45	$65.39
2010
Fourth quarter	$65.52	$57.45
Third quarter	61.61	46.29
Second quarter	61.85	47.19
First quarter	71.29	56.90
2009
Fourth quarter	$68.51	$57.06
Third quarter	72.41	54.44
Second quarter	67.89	46.58
First quarter	59.33	41.61
2008
Fourth quarter	$63.00	$29.99
Third quarter	105.04	60.10
Second quarter	124.48	87.92
First quarter	133.00	86.88

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, as of December 31, 2010, we had 146,635,083 common shares outstanding which were held by approximately 154 registered holders.

Dividend Policy

        We intend to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends in the amount of $4.875 per year payable quarterly when, as and if declared by the board of directors in accordance with its terms. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our board of directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our board of directors deems relevant.

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

        We paid quarterly dividends on our common shares of $.21 per share in the first two quarters of 2010 and $.23 per share in the last two quarters of 2010. We paid quarterly dividends on our common shares of $.19 per share in the first two quarters of 2009 and $.21 per share in the last two quarters of 2009. We have declared a regular quarterly cash dividend of $.23 per share payable on March 2, 2011 to shareholders of record on February 16, 2011.

Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2005 through the quarter ended December 31, 2010. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Sales of Unregistered Securities

        None.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2010, with respect to our equity compensation plans.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by shareholders (1)	6,416,475	(2)	$57.34	(3)	9,008,472
Equity compensation plans not approved by shareholders (5)	15,212	(6)	—	(7)	—	(8)

Total	6,431,687		$57.34		9,008,472

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,890,631 common shares, time-based restricted stock unit awards outstanding as to 257,404 common shares, performance-based restricted stock unit awards outstanding as to 852,342 common shares and 11,041 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 352,200 common shares under our Non-Employee Directors' Equity Incentive Plan, 39,895 unvested restricted stock units and 12,962 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 15,212 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

        On June 8, 2010, Bunge announced that its Board of Directors approved a program for the repurchase of up to $700 million of Bunge's issued and outstanding common shares. The program runs through December 31, 2011.

        The following table sets forth information relating to the share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	—	—	—	$—
November 1, 2010 – November 30, 2010	—	—	—	—
December 1, 2010 – December 31, 2010	—	—	—	—

Total	—	—	—	$346,000,000

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The consolidated statements of income and cash flow data for each of the three years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income and cash flow data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$45,707	$41,926	$52,574	$37,842	$26,274
Cost of goods sold	(43,196)	(40,722)	(48,538)	(35,327)	(24,703)

Gross profit	2,511	1,204	4,036	2,515	1,571
Selling, general and administrative expenses	(1,558)	(1,342)	(1,613)	(1,359)	(978)
Gain on sale of fertilizer nutrients assets	2,440	—	—	—	—
Interest income	69	122	214	166	119
Interest expense	(298)	(283)	(361)	(353)	(280)
Loss on extinguishment of debt	(90)	—	—	—	—
Foreign exchange gain (loss)	2	469	(749)	217	59
Other income (expense)—net	(26)	(25)	10	15	31

Income from operations before income tax	3,050	145	1,537	1,201	522
Income tax (expense) benefit	(689)	110	(245)	(310)	36
Equity in earnings of affiliates	27	80	34	33	23

Net income	2,388	335	1,326	924	581
Net (income) loss attributable to noncontrolling interest	(34)	26	(262)	(146)	(60)

Net income attributable to Bunge	2,354	361	1,064	778	521
Convertible preference share dividends	(67)	(78)	(78)	(40)	(4)

Net income available to common shareholders	$2,287	$283	$986	$738	$517

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic (1)
Earnings to Bunge common shareholders	$16.20	$2.24	$8.11	$6.11	$4.32

Earnings per common share—diluted (2)
Earnings to Bunge common shareholders	$15.06	$2.22	$7.73	$5.95	$4.28

Cash dividends declared per common share	$0.90	$.82	$.74	$.67	$.63

Weighted-average common shares outstanding—basic	141,191,136	126,448,071	121,527,580	120,718,134	119,566,423
Weighted-average common shares outstanding— diluted (2)	156,274,814	127,669,822	137,591,266	130,753,807	120,849,357

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(US$ in millions)
Consolidated Cash Flow Data:
Cash (used for) provided by operating activities	$(2,435)	$(368)	$2,543	$(411)	$(289)
Cash provided by (used for) investing activities	2,509	(952)	(1,106)	(794)	(611)
Cash (used for) provided by financing activities	(30)	774	(1,146)	1,762	891

	December 31,
	2010	2009	2008	2007	2006
	(US$ in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$578	$553	$1,004	$981	$365
Inventories (3)	6,635	4,862	5,653	5,924	3,684
Working capital	5,811	5,576	5,102	5,684	3,878
Total assets	26,001	21,286	20,230	21,991	14,347
Short-term debt, including current portion of long-term debt	2,330	197	551	1,112	610
Long-term debt	2,551	3,618	3,032	3,435	2,874
Mandatory convertible preference shares (2)	—	863	863	863	—
Convertible perpetual preference shares (2)	690	690	690	690	690
Common shares and additional paid-in-capital	4,794	3,626	2,850	2,761	2,691
Total equity	$12,554	$10,365	$8,128	$8,697	$6,078

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	108.7	111.1	113.4	114.4	99.8
Sugar and bioenergy	8.2	6.7	4.3	—	—
Edible oil products	6.0	5.7	5.7	5.5	4.8
Milling products	4.6	4.3	3.9	4.0	3.9
Total food and ingredients	10.6	10.0	9.6	9.5	8.7
Fertilizer	7.7	11.6	11.1	13.1	11.6
Total volume	135.2	139.4	138.4	137.0	120.1

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge's outstanding 862,455 5.125% cumulative mandatory convertible preference shares were mandatorily converted into Bunge common shares on December 1, 2010. The annual dividend on each mandatory convertible preference share was $51.25, payable quarterly. Each mandatory convertible preference share automatically converted on December 1, 2010 at a conversion rate of 9.7596 per share for a total of 8,417,215 of our common shares. Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.0938 Bunge Limited common shares (7,547,220 Bunge Limited common shares), subject to certain additional anti-dilution adjustments. The calculation of diluted earnings per common share for the year ended December 31, 2006 does not include the weighted-average common shares that were issuable upon conversion of the preference shares as they were not dilutive for such period.

(3)
Included in inventories were readily marketable inventories of $4,851 million, $3,380 million, $2,741 million, $3,358 million, and $2,325 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward-Looking Statements" and our combined consolidated financial statements and notes thereto included as part of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Our results of operations are affected by key factors in each of our business segments as discussed below.

  Agribusiness

        In the agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Demand for our purchased and processed agribusiness products is affected by many factors, including global and regional economic conditions, including changes in per capita incomes, the financial condition of customers, including customer access to credit, worldwide consumption of food products, particularly pork and poultry, changes in population growth rates, the relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and, in the past few years, by demand for renewable fuels produced from agricultural commodities and commodity products.

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

  Sugar and Bioenergy

        Our sugar and bioenergy segment is an integrated business including the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, five of which were acquired in February 2010 in the Moema acquisition, (see Note 2 of notes to the consolidated financial statements), our global sugar trading and merchandising activities and our minority interests in U.S. corn-based ethanol producers.

        Profitability in this segment is affected by the availability and quality of sugarcane, which impacts our capacity utilization rates, and by market prices of sugarcane, sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors, such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the usable crop decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five or six consecutive harvests, depending on location. We own and lease land on which we grow and harvest sugarcane and we also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the São Paulo state sugarcane and sugar and ethanol council, based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by many factors, including changes in global or regional economic conditions, the financial condition of customers, including customer access to credit, worldwide consumption of food products, changes in population growth rates, changes in per capita incomes, and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that the factors described above will continue to affect supply and demand for our sugar and bioenergy products.

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

  Fertilizer

        In the fertilizer segment, demand for our products is affected by the profitability of the agricultural sectors we serve, the availability of credit to farmers, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our profitability is impacted by international selling prices for imported fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, and ocean freight rates and other import fees. Due to our significant operations in South America, our results in this segment are typically seasonal, with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the agricultural cycle.

        In addition to the above industry-related factors which impact our business divisions, our results of operations are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, local currency-based subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates during the monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2010 and 2009 were foreign exchange net translation gains of $247 million and $1,062 million, respectively, and for the year ended December 31, 2008 were foreign exchange net translation losses of $1,346 million resulting from the translation of our foreign subsidiaries' assets and liabilities.

        Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as a foreign exchange gain/(loss).

        We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of an investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign exchange translation gains or losses on such permanently invested intercompany loans are reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. In contrast, foreign exchange translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as a foreign exchange gain/loss.

        Agribusiness Segment—Brazil.    Our agribusiness sales are U.S. dollar-denominated or U.S. dollar-linked. In addition, commodity inventories in our agribusiness segment are stated at market value, which is generally linked to U.S. dollar-based international prices. As a result, these commodity inventories provide a natural offset to our exposure to fluctuations in currency exchange rates in our agribusiness segment. Appreciation of the real against the U.S. dollar generally has a negative effect on our agribusiness segment results in Brazil, as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at stronger real-U.S. dollar exchange rates, which results in higher U.S. dollar costs. In addition, appreciation of the real generates losses based on the changes in the real-denominated value of our commodity inventories, which are reflected in cost of goods sold in our consolidated statements of income. However, appreciation of the real also generates offsetting net foreign exchange gains on certain derivative financial instruments and the net U.S. dollar monetary liability position of our Brazilian agribusiness subsidiaries, which are reflected in foreign exchange gains (losses) in our consolidated statements of income. As a portion of working capital funding for our Brazilian subsidiaries is denominated in U.S. dollars, the mark-to-market losses on the commodity inventories during periods of real appreciation generally offset the foreign exchange gains on the U.S. dollar-denominated debt. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

        Sugar and Bioenergy Segment—Brazil.    Sales of ethanol and electricity, and certain sugar products produced by our mills are domestic and real-denominated, as are our sugarcane growing and harvesting costs and industrial and selling, general and administrative expenses. Sugar produced in our Brazilian mills is sold in both the export market and domestic market. Appreciation of the real against the U.S. dollar generally has a negative effect on our sugar and bioenergy results in Brazil as real-denominated industrial costs, which are included in cost of goods sold, and selling, general and administrative (SG&A) expenses are translated to U.S. dollars at stronger real-U.S. dollar exchange rates, which results in higher U.S. dollar costs. These higher costs are largely offset by sales of domestic real-denominated ethanol, energy and certain sugars produced in our mills.

        Edible Oil and Milling Products Segments—Brazil.    Our food and ingredients businesses are generally local currency businesses. The costs of raw materials, principally wheat and vegetable oils, are largely U.S. dollar-linked and changes in the costs of these raw materials have historically been passed through to the customer in the form of higher or lower selling prices. However, delays or difficulties in passing through changes in raw materials costs into local currency selling prices can affect our margins.

        Fertilizer Segment—Brazil.    Our fertilizer segment sales prices are linked to U.S. dollar-based international fertilizer prices. Industrial and SG&A expenses are real-denominated costs. Inventories in our fertilizer segment are not marked-to-market but are accounted at the lower of cost or market. These inventories have generally been financed with U.S. dollar-denominated debt, however, during 2010 we replaced a large portion of these liabilities with long-term financing, including a combination of equity and long-term intercompany loans, which are treated as analogous to equity for accounting purposes. Appreciation of the real against the U.S. dollar generally results in higher industrial and SG&A expenses when translated into U.S. dollars and net foreign exchange gains on the net U.S. dollar monetary liability position of our fertilizer segment subsidiaries. Gross profit margins are generally adversely affected if the real appreciates during the year as our local currency sales revenues are based on U.S. dollar international fertilizer prices, whereas our cost of goods sold would reflect the higher real cost of inventories acquired and production costs incurred when the real was weaker. Inventories are generally acquired in the first half of the year, whereas sales of fertilizer products are generally concentrated in the second half of the year. As a result, there is generally a lag between the recording of exchange gains on the net U.S. dollar monetary liability position related to inventory purchases and the effects of the appreciating real on our gross profit margins. The converse is true for devaluations of the real and the related effect on our consolidated financial statements.

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

        At December 31, 2010 and 2009, respectively, we recorded uncertain tax liabilities of $98 million and $104 million in other non-current liabilities and $4 million and $7 million in current liabilities in our consolidated balance sheets, of which $42 million and $40 million relates to accrued penalties and interest. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. During 2010 and 2009, respectively, we recognized $(2) million and $8 million in adjustments to accrued interest and penalties on unrecognized tax benefits in our consolidated statements of income.

Results of Operations

  2010 Overview

        Net income attributable to Bunge for 2010 was $2,354 million, an increase of $1,993 from $361 in 2009, resulting primarily from a $1,901 net gain on the sale in May 2010 of our Brazilian fertilizer nutrients assets. Total segment EBIT of $3,228 million represented an increase of $2,785 from the $443 reported for 2009 and included $2,440 of pretax gain from the sale of our Brazilian fertilizer nutrients assets. Also included in 2010 total segment EBIT were $90 million of expenses related to make-whole payments in connection with the repayment of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets. The year 2009 was difficult for our fertilizer segment, where segment EBIT declined significantly from a very strong 2008 to a loss in 2009, primarily as a result of declines in both domestic and international prices of our key product raw materials and the sales prices of our products over almost all of 2009 which created negative margins for our business as the gradual decline in our inventory costs could not keep pace with the more rapidly declining selling prices.

        Agribusiness segment EBIT increased 3% with solid results comparable to 2009. Oilseed processing margins were solid across all regions. Grain distribution activities benefited from strong

Chinese demand, particularly in the first half of 2010, and the impact of a weather-related crop shortage in Eastern Europe that increased our distribution volumes from North and South America. Volumes for the year were reduced slightly compared to 2009 due to the crop shortage in Eastern Europe, despite a good South American harvest compared to 2009's short crop in that region. Impairment and restructuring charges of $40 million were recorded in 2010 compared with $41 million of impairment charges in 2009.

        In sugar and bioenergy, results were adversely affected by dry weather in Brazil which reduced the volume and quality (sucrose content) of sugarcane available for milling, thus reducing the production of sugar and ethanol and lowering our capacity utilization which resulted in increased fixed cost absorption. The drought also damaged our sugarcane plantations, resulting in increased depletion of these assets, which will require replanting. In addition, increased costs associated with construction of our Pedro Afonso mill and the expansion of our Santa Juliana mill, as well as start-up challenges as these mills became operational in the fourth quarter of 2010 reduced segment results. Results for 2010 included Moema-related acquisition expenses of approximately $11 million and restructuring charges of approximately $3 million related to the consolidation of our Brazilian operations.

        In the food and ingredients division, our edible oil products segment EBIT decreased by $101 million from $181 million in 2009 to $80 million in 2010. This reduction related primarily to the sale of our Saipol joint venture in December 2009, which contributed $86 million to 2009 segment EBIT, including a $66 million gain from the sale of Saipol. Impairment and restructuring charges of $29 million, including primarily the write-down of an oilseed processing and refining facility in Europe, reduced 2010 results. There were $3 million of restructuring charges in 2009. Volumes in the segment grew by 5% largely due to our acquisition of Raisio margarines in Europe in late 2009. Results improved in our milling products segment with a 15% increase in segment EBIT, primarily related to better operating conditions for our wheat mills in Brazil compared to 2009, when a very large Brazilian wheat crop brought smaller, opportunistic competitors into the market for the crop season, pressuring wheat milling margins.

  Segment Results

        In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesss as a reportable segment. Prior to the first quarter of 2010, sugar and bioenergy results and assets were included in the agribusiness segment. Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation.

        As a result, Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane cultivation and milling to produce sugar, ethanol and electricity, trading and merchandising activities, and corn-based ethanol investments and activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of our Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include fertilizer blending and distribution in Brazil as well as operations in Argentina and the United States (see Note 3 of the notes to the consolidated financial statements). Additionally, we retained our 50% interest in its fertilizer joint venture in Morocco.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2010	2009	2008
	(US$ in millions)
Volume (in thousands of metric tons):
Agribusiness	108,693	111,040	113,448
Sugar and Bioenergy	8,222	6,693	4,213
Edible Oil Products	5,976	5,688	5,736
Milling Products	4,605	4,332	3,932
Fertilizer	7,709	11,634	11,134

Total	135,205	139,387	138,463

Net sales:
Agribusiness	$30,138	$27,934	$35,670
Sugar and Bioenergy	4,455	2,577	1,018
Edible Oil Products	6,783	6,184	8,216
Milling Products	1,605	1,527	1,810
Fertilizer	2,726	3,704	5,860

Total	$45,707	$41,926	$52,574

Cost of goods sold:
Agribusiness	$(28,478)	$(26,604)	$(33,661)
Sugar and Bioenergy	(4,354)	(2,528)	998
Edible Oil Products	(6,356)	(5,772)	(7,860)
Milling Products	(1,437)	(1,375)	(1,608)
Fertilizer	(2,571)	(4,443)	(4,411)

Total	$(43,196)	$(40,722)	$(48,538)

Gross profit:
Agribusiness	$1,660	$1,330	$2,009
Sugar and Bioenergy	101	49	20
Edible Oil Products	427	412	356
Milling Products	168	152	202
Fertilizer	155	(739)	1,449

Total	$2,511	$1,204	$4,036

Selling, general & administrative expenses:
Agribusiness	$(789)	$(719)	$(819)
Sugar and Bioenergy	(139)	(39)	(39)
Edible Oil Products	(332)	(296)	(368)
Milling Products	(108)	(96)	(103)
Fertilizer	(190)	(192)	(284)

Total	$(1,558)	$(1,342)	$(1,613)

Gain on sale of fertilizer nutrients assets	$2,440	$—	$—

	Year Ended December 31,
	2010	2009	2008
	(US$ in millions)
Foreign exchange gain (loss):
Agribusiness	$(4)	$216	$(196)
Sugar and Bioenergy	30	2	(2)
Edible Oil Products	—	(4)	(22)
Milling Products	(1)	(1)	1
Fertilizer	(23)	256	(530)

Total	$2	$469	$(749)

Equity in earnings of affiliates:
Agribusiness	$18	$15	$12
Sugar and Bioenergy	(6)	(12)	(6)
Edible Oil Products	—	86	17
Milling Products	3	4	4
Fertilizer	12	(13)	7

Total	$27	$80	$34

Noncontrolling interest:
Agribusiness	$(47)	$(26)	$(26)
Sugar and Bioenergy	9	6	2
Edible Oil Products	(5)	(10)	(8)
Milling Products	—	—	—
Fertilizer	(35)	87	(323)

Total	$(78)	$57	$(355)

Other income (expense):
Agribusiness	$2	$(4)	$(21)
Sugar and Bioenergy	(8)	2	15
Edible Oil Products	(10)	(7)	14
Milling Products	5	(1)	—
Fertilizer	(15)	(15)	2

Total	$(26)	$(25)	$10

Loss on extinguishment of debt:
Other	$(90)	$—	$—

Segment earnings before interest and tax (1):
Agribusiness	$840	$812	$959
Sugar and Bioenergy	(13)	8	(10)
Edible Oil Products	80	181	(11)
Milling Products	67	58	104
Fertilizer	2,344	(616)	321
Other	(90)	—	—

Total	$3,228	$443	$1,363

	Year Ended December 31,
	2010	2009	2008
	(US$ in millions)
Depreciation, depletion and amortization:
Agribusiness	$(179)	$(179)	$(178)
Sugar and Bioenergy	(116)	(15)	(8)
Edible Oil Products	(78)	(73)	(74)
Milling Products	(27)	(27)	(18)
Fertilizer	(43)	(149)	(161)

Total	$(443)	$(443)	$(439)

Net income attributable to Bunge	$2,354	$361	$1,064

(1)
Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure. Bunge's management believes EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Total segment earnings before interest and tax	$3,228	$443	$1,363
Interest income	69	122	214
Interest expense	(298)	(283)	(361)
Income tax	(689)	110	(245)
Noncontrolling interest share of interest and tax	44	(31)	93

Net income attributable to Bunge	$2,354	$361	$1,064

  2010 Compared to 2009

        Agribusiness Segment.    Agribusiness segment net sales increased 8% due primarily to higher agricultural commodity prices when compared to 2009. Volumes decreased by 2% from 2009 due to lower grain origination and oilseed processing volumes in Europe as a severe drought and export restrictions in Eastern Europe reduced volumes, which were partially offset by strong demand from China in the first half of 2010 and higher South American volumes compared to 2009 when South American crops were reduced due to adverse weather conditions.

        Cost of goods sold increased 7% primarily due to higher agricultural commodity prices when compared to 2009. Cost of goods sold in 2010 included $36 million in impairment and restructuring charges primarily related to the write-down of an oilseed processing and refining facility in Europe and the closure of an older, less efficient North American oilseed processing facility. 2009 included $15 million of impairment and restructuring charges.

        Gross profit increased 25% from 2009 as a result of strong margins in grain origination which more than offset lower oilseed processing margins across all of our geographies in 2010. Gross profit in

2010 included $36 million of impairment and restructuring charges. Risk management strategies performed well overall in a volatile market in 2010.

        SG&A increased 10% largely due to higher employee related costs and the unfavorable impact of the weaker average U.S. dollar on foreign local currency costs when translated to U.S. dollars. Restructuring charges of $4 million were recorded in 2010 compared to $26 million of impairment charges related to certain real estate assets and an equity investment in a North American biodiesel company in 2009.

        Foreign exchange losses were $4 million in 2010 compared to gains of $216 million in 2009, which reflected the impact of the significant Brazilian real appreciation on our net U.S. dollar monetary liability position in Brazil in 2009.

        Equity in earnings of affiliates increased in 2010 due primarily to improved results in our South American oilseed processing joint ventures.

        Noncontrolling interest was $(47) million in 2010 and $(26) million in 2009 and represents the noncontrolling interest share of period income at our non-wholly owned subsidiaries, primarily our oilseed processing operations in China.

        Other income (expense) for 2010 was income of $2 million compared to a net expense of $(4) million in 2009.

        Agribusiness segment EBIT increased 3% primarily as a result of the factors discussed above.

        Sugar and Bioenergy Segment.    Sugar and bioenergy segment net sales increased 73% when compared to 2009 due to the expansion of our sugar and ethanol production activities in Brazil, driven by our 2010 acquisition of the Moema mills. The increased net sales also reflect increased sugar and ethanol prices in 2010. Volumes increased 23%, mainly from this expansion of our sugar industrial business.

        Cost of goods sold increased 72% due to a number of factors, including the Moema acquisition and increased prices of sugarcane. In addition, cost of goods sold includes the impact of the severe drought which reduced the availability and quality of sugarcane for production. The impact of operating our facilities below capacity, including losses from settlement of certain forward contracts for which we did not have sufficient sugar production to meet related delivery obligations and higher fixed cost absorption, increased cost of goods sold. Further, the drought impact includes a charge for the loss of portions of our growing sugarcane. Increased costs and start-up challenges related to construction and expansion at certain of our mills also contributed to the increase. The unfavorable impact of a weaker U.S. dollar on the translation of local currency costs to U.S. dollars also contributed to the increase.

        Gross profit increased to $101 million in 2010 from $49 million in 2009 primarily as a result of the increased volumes from acquisition of the Moema mills and improved margins in our sugar trading and merchandising business, largely offset by the impact of a drought in our primary sugarcane growing areas in Brazil and increased costs incurred in connection with construction and expansion projects at two mills that were completed in the fourth quarter of 2010.

        SG&A expenses increased to $139 million in 2010 from $39 million in 2009 primarily due to the addition of the Moema mills and the related expansion of our industrial operations. SG&A was also unfavorably impacted by the impact of a weaker U.S. dollar on the translation of local currency costs into U.S. dollars. In addition, 2010 includes transaction costs of $11 million related to the Moema acquisition and restructuring charges of $3 million related to consolidation of our Brazilian operations.

        Foreign exchange gains increased by $28 million to $30 million in 2010 compared to $2 million in 2009 driven primarily by the volatility of the Brazilian real-U.S. dollar exchange during 2010 on our expanded industrial operations in Brazil.

        Equity in earnings of affiliates was a loss of $6 million in 2010 compared to a loss of $12 million in 2009 representing the results of our North American bioenergy investments.

        Noncontrolling interest was $9 million in 2010 and $6 million in 2009 and represents the noncontrolling interest share of period losses at our non-wholly owned Brazilian sugar cane mills.

        Segment EBIT decreased by $21 million to a loss of $13 million from income of $8 million in 2009 largely due to the impact of operating our facilities significantly below capacity, the related settlement losses on forward contracts, and the destruction of a portion of our growing sugarcane due to the severe drought conditions in Brazil. These impacts reduced gross profit to a level that was below our total selling, general and administrative expenses, contributing to the EBIT loss.

        Edible Oil Products Segment.    Edible oil products segment net sales increased 10% primarily due to higher average selling prices. Volumes increased 5% primarily driven by higher volumes in North America and Europe.

        Cost of goods sold increased 10% as a result of higher raw material prices, higher volumes and the unfavorable impact of the weaker U.S. dollar on the translation of local currency costs in Brazil into U.S. dollars. Cost of goods sold also included impairment charges of $27 million in 2010 primarily related to the write-down of a European oilseed processing and refining facility. Impairment and restructuring charges were $3 million in 2009.

        Gross profit increased 4%, primarily as a result of improved margins resulting from a better alignment of selling prices and cost of goods sold in Europe and an improved product mix in North America in 2010, which were partially offset by the $27 million of impairment and restructuring charges.

        SG&A increased 12% primarily due to the impact of a weaker average U.S. dollar on foreign local currency costs in Brazil translated into U.S. dollars and restructuring charges of $2 million.

        Foreign exchange results for 2010 were negligible compared with losses of $4 million in 2009.

        Equity in earnings of affiliates was negligible for 2010 compared to $86 million in 2009, which included a $66 million gain related to Bunge's sale of its 33.34% interest in Saipol, a European edible oil joint venture in the fourth quarter of 2009. In addition, our share of Saipol's earnings for 2009 was $20 million. Noncontrolling interest decreased due to weaker results in non-wholly owned subsidiaries, mainly in Poland.

        Other income (expense) was a net expense of $9 million in 2010 compared to net expense of $7 million in 2009.

        Segment EBIT decreased by $101 million to $80 million from $181 million in 2009. EBIT for 2010 included impairment and restructuring charges of $29 million. EBIT for 2009 included $86 million from our share of earnings in Saipol and the gain on the sale of our Saipol investment.

        Milling Products Segment.    Milling products segment net sales increased 5% from 2009 primarily due to higher volumes and higher average selling prices in wheat milling as global wheat prices increased due to drought related crop shortages in Eastern Europe.

        Cost of goods sold increased 5% when compared to 2009 primarily due to higher volumes and impairment and restructuring charges of $12 million related primarily to the write-down of a long-term supply agreement that accompanied a wheat mill acquisition.

        Gross profit increased 11% primarily as a result of better operating conditions for our wheat mills in Brazil compared to 2009, when a very large Brazilian wheat crop brought smaller, opportunistic competitors into the market for the crop season, pressuring wheat milling margins. The higher gross profit in wheat milling are partially offset by lower volumes and margins in corn milling.

        SG&A expenses increased 13% primarily due to restructuring charges of $3 million and the unfavorable impact of foreign exchange translation of the Brazilian real into U.S. dollars.

        Other income of $4 million in 2010 was primarily related to a gain on the sale of a wheat milling facility in Brazil.

        Segment EBIT increased to $67 million in 2010 from $58 million in 2009 as a result of the factors described above.

        Fertilizer Segment.    Fertilizer segment net sales declined 26% during 2010 when compared to 2009 primarily due to the sale of our Brazilian nutrients assets, including our interest in Fosfertil, in the second quarter of 2010. Volumes declined 34% compared to 2009 due primarily to the sale of our Brazilian nutrients assets as well as lost sales opportunities and other disruptions as we continued to adjust our footprint and business model following the sale of these assets.

        Cost of goods sold decreased 42% primarily as a result of lower volumes and raw material costs compared to 2009, 2010 also included restructuring charges of $4 million.

        Gross profit increased to $155 million in 2010 from a loss of $739 million in 2009 as a result of improved margins resulting from lower raw material and finished product inventory costs and lower depreciation, depletion and amortization expenses as a result of the sale of the Brazilian fertilizer nutrients assets. Gross profit also increased as a result of our Argentine fertilizer acquisition in January, 2010.

        SG&A declined slightly to $190 million in 2010 from $192 million in 2009 primarily as a result of the elimination of certain costs associated with the Brazilian nutrients assets, which was partially offset by expenses at our Argentine operations and the unfavorable impact of a weaker U.S. dollar on functional currency expenses when translated into U.S. dollars. 2009 included a transactional tax credit of $32 million due to a law change in Brazil.

        Gain on sale of fertilizer nutrients assets was $2,440 million in 2010. The disposal of our Brazilian nutrients assets, including our investments in Fosfertil and Fosbrasil, a phosphoric acid joint venture, was completed during the second quarter of 2010. The reported gain is net of approximately $152 million of transaction related costs.

        Foreign exchange losses of $23 million in 2010 decreased from a gain of $256 million in 2009, primarily driven by lower U.S. dollar monetary liability positions funding working capital during 2010 when compared to 2009.

        Equity in earnings of affiliates increased by $25 million to $12 million from 2009 due to improved results in our Moroccan phosphate joint venture which began operations in 2009.

        Noncontrolling interest was $(35) million in 2010, which was the noncontrolling interest share of period income at Fosfertil. In 2009, noncontrolling interest was $87 million, which was the noncontrolling interest share of period losses at Fosfertil. Our investment in Fosfertil was included in the Brazilian nutrients assets sale in the second quarter of 2010 and accordingly, Fosfertil was deconsolidated from our financial statements as of the sale date.

        Segment EBIT increased to $2,344 million as a result of the gain on the sale of the Brazilian nutrients assets and improved gross profit when compared to losses of $616 million in 2009 when results were impacted by high inventory costs in a declining price environment.

        Loss on Extinguishment of Debt.    In 2010, we recorded an expense of $90 million, primarily related to make-whole payments made in connection with the early repayment of approximately $827 million of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2010	2009
Interest income	$69	$122
Interest expense	(298)	(283)

        Interest income decreased 43% primarily due to lower rates on interest bearing cash balances. Interest expense increased 5% due primarily to debt acquired as part of the Moema acquisition at higher average borrowing rates and higher average working capital requirements during 2010 when compared to 2009. These increases were partially offset by reduced average borrowings in the latter part of 2010 resulting from the early extinguishment of debt noted above. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense.    In 2010, we recorded an income tax expense of $689 million compared to an income tax benefit of $110 million in 2009. The effective tax rate for 2010 was 23% compared to a benefit of 76% for 2009. The higher effective tax rate for 2010 resulted primarily from the gain on the Brazilian fertilizer nutrients assets sale in the second quarter of 2010. The benefit for 2009 resulted primarily from a combination of losses in our Brazilian fertilizer operations altering the mix of earnings among tax jurisdictions and tax benefits of approximately $25 million primarily related to the reversal of a valuation allowance at a European subsidiary and the receipt of a favorable ruling in Brazil regarding an uncertain tax position.

        Included in our income tax expense for 2010 was the $539 million of tax reported on the gain of the Brazilian fertilizer nutrients assets sale that occurred in the second quarter of 2010 and $80 million for valuation allowances related to deferred tax assets which we currently do not expect to fully recover prior to their expiration. 2010 tax expense also included $15 million of tax expense related to the new "thin capitalization" tax legislation that was enacted in Brazil in September 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company's debt-to-equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.

        Net Income Attributable to Bunge.    2010 net income attributable to Bunge increased by $1,993 million to net income of $2,354 million from $361 million in 2009. Net income attributable to Bunge for 2010 included the result of the gain on the sale of the Brazilian fertilizer nutrients assets of $1,901 million and net impairment and restructuring charges of $76 million. Net income attributable to Bunge for 2009 included $21 million related to the reversal of a provision due to a change in Brazilian law and a gain of $66 million related to the disposition of Bunge's interest in Saipol as well as net impairment and restructuring charges of $36 million.

  2009 Compared to 2008

        Agribusiness Segment.    Agribusiness segment net sales decreased 21% due primarily to lower agricultural commodity prices when compared to the historically high prices experienced during much of 2008. Volumes decreased by 2% from 2008 primarily due to lower overall grain and oilseed distribution volumes as a result of the reduced soybean crops in South America. Partially offsetting this decrease was strong demand for soybeans from China, as well as higher oilseed processing volumes in Eastern Europe and Asia, reflecting our investments to expand in these high growth areas.

        Cost of goods sold decreased 20% primarily due to lower agricultural commodity prices when compared to the historically high prices experienced during much of 2008. Cost of goods sold in 2008 included $181 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts, which was partially offset by $117 million of transactional tax credits in Brazil. Cost of goods sold in 2009 included $15 million in restructuring and impairment charges compared to $23 million in 2008.

        Gross profit decreased 34% from the exceptionally strong margins experienced in 2008 as a result of weaker margins in our oilseed processing and distribution businesses primarily in Europe. Gross profit in 2008 included $181 million of mark-to-market valuation adjustments related to counterparty risk on commodity and other derivative contracts, which were partially offset by transactional tax credits of $117 million as a result of a favorable tax ruling in Brazil.

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

        Foreign exchange gains of $216 million reflected mainly the impact of the Brazilian real appreciation on the net U.S. dollar monetary liability position in Brazil compared to $196 million of losses in 2008 resulting from depreciation of the Brazilian real. Foreign exchange gains and losses in our agribusiness segment were substantially offset by the currency impact on inventory mark-to-market valuations, which were included in cost of goods sold.

        Equity in earnings of affiliates increased in 2009 due primarily to higher results in Solae, our North American soy ingredients joint venture.

        Noncontrolling interest increased due to improved results in non-wholly owned subsidiaries, largely in our oilseed processing operations in China, which was partially offset by weaker results in Poland.

        Other income (expense) for 2009 was a net expense of $4 million compared to a net expense of $21 million in 2008. Other income (expense) for 2008 included a provision of $19 million for an adverse ruling related to a Brazilian social security claim.

        Agribusiness segment EBIT decreased 15% primarily as a result of the factors discussed above.

        Sugar and Bioenergy Segment.    Sugar and Bioenergy segment net sales increased 97% due primarily to the 59% increase in sugar merchandising volumes and higher average selling prices. Sugar prices in 2009 more than doubled compared to prices in 2008.

        Cost of goods sold increased 97% primarily due to the increase in sales volumes and higher average raw material costs.

        Gross profit increased 145% primarily due to the higher sales volumes.

        SG&A for 2009 and 2008 was $39 million.

        Foreign exchange gains of $2 million reflected mainly the impact of the Brazilian real appreciation on the net U.S. dollar monetary liability position in Brazil compared to $2 million of losses in 2008 resulting from depreciation of the Brazilian real.

        Equity in earnings of affiliates decreased in 2009 due primarily to lower results in our North American biofuels joint ventures.

        Noncontrolling interest increased due to lower results in non-wholly owned subsidiaries.

        Other income (expense) for 2008 of $15 million consisted primarily of a gain relating to the acquisition of certain sugar assets.

        Segment EBIT increased by 180% primarily as a result of the factors discussed above.

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

        Segment EBIT decreased $937 million to a loss of $616 million in 2009 as a result of the factors described above.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2009	2008
Interest income	$122	$214
Interest expense	(283)	(361)

        Interest income decreased 43% primarily due to lower average interest bearing cash balances. Interest expense decreased 22% due to lower average borrowings resulting from decreased working capital requirements as a result of lower commodity prices and also due to lower average interest rates in 2009 compared with 2008. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

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

        During 2008, we recorded a reduction of income tax expense relating to unrecognized tax benefits of $27 million, which related primarily to the depreciation of the Brazilian real compared to the U.S. dollar on amounts recorded for the possible realization of these Brazilian deferred tax assets. We requested a ruling on the realization of these deferred tax assets from the applicable tax authorities in 2007. In 2009, we received a favorable ruling and reversed our liability related to this unrecognized tax benefit. This reversal also contributed to the 2009 net tax benefit.

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

Liquidity and Capital Resources

  Liquidity

        Our primary financial objective is to maintain sufficient liquidity, balance sheet strength and financial flexibility in order to fund the requirements of our business efficiently. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various revolving credit facilities and term loans, as well as proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.58 and 1.90 at December 31, 2010 and 2009, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents were $578 million at December 31, 2010 and $553 million at December 31, 2009. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns. Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and government securities. We received net cash proceeds of $3.5 billion from the sale of our Brazilian fertilizer nutrients assets in the second quarter of 2010. Through December 31, 2010, approximately $1.5 billion has been used to repay short- and long-term debt and $354 million to repurchase common shares. The remainder has been used to fund working capital needs.

        Readily Marketable Inventories.    Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment were $4,540 million at December 31, 2010 and $3,197 million at December 31, 2009, respectively. Of these agribusiness readily marketable inventories, $4,540 and $3,197 million were at fair value at December 31, 2010 and December 31, 2009, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $86 million and $21 million at December 31, 2010 and December 31, 2009, respectively. Of these readily marketable sugar inventories, $66 million and $21 million were inventories carried at fair value at December 31, 2010 and December 31, 2009, respectively, in our trading and merchandising business. Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market. Readily marketable inventories at fair value in the aggregate amount of $225 million and $162 million at December 31, 2010 and December 31, 2009, respectively, were included in our edible oils products and milling products segment inventories.

        We recorded interest expense on debt financing readily marketable inventories of $90 million and $84 million in the twelve months ended December 31, 2010 and December 31, 2009, respectively.

        Financing Arrangements and Outstanding Indebtedness.    We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100%-owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities.    At December 31, 2010, we had approximately $2,807 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which all was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2010	December 31, 2010	December 31, 2009
		(US$ in millions)
Commercial Paper	2012	$575	$—	$—
Long-Term Revolving Credit Facilities	2011-2012	2,232	—	—

Total		$2,807	$—	$—

        Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. At December 31, 2010, no borrowings were outstanding under the commercial paper program.

        In addition to the committed facilities above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2010, $1,075 million was outstanding under these uncommitted short-term credit lines. At December 31, 2009, there were no borrowings outstanding under these uncommitted short-term credit lines.

        Short- and Long-Term Debt.    Our short- and long-term debt increased by $1.1 billion at December 31, 2010 from December 31, 2009, primarily due to increased working capital resulting from higher commodity prices and $555 million of debt assumed in the Moema acquisition, partially offset by debt repayments made with the proceeds received from the sale of our Brazilian fertilizer nutrients assets.

        For the year ended December 31, 2010, our average short-and long-term debt outstanding was approximately $4.1 billion compared to $4.9 billion at December 31, 2010 due primarily to rising commodity prices. Generally, our debt levels increase at times of rising commodity prices as we borrow to finance increases in our working capital requirements. For the year ended December 31, 2010, our average short-term debt outstanding was $646 million compared to $1,718 million at December 31, 2010. For the three months ended December 31, 2010, our average short-term debt outstanding was $1,446 million. The largest amount of short-term debt outstanding at month-end during the three months and year ended December 31, 2010 was $1,718 million. The weighted average interest rate on short-term borrowings for the three months ended and as of December 31, 2010 was 2.31% and 2.53%, respectively.

        In December 2010, we entered into a $300 million syndicated term loan agreement with a group of lending financial institutions. The term loan has a 3-year maturity and carries interest at the rate of 3.32% per annum.

        Our $632 million three-year and $600 million 17-month syndicated revolving credit facilities are scheduled to mature in April 2011. We intend to replace these facilities prior to their maturity dates with a single credit facility in the first quarter of 2011. In addition, we have $475 million of term loans and a 10 billion Japanese Yen term loan maturing in August and October 2011, respectively. We intend to replace these facilities with term debt prior to their maturity. Depending on prevailing conditions in the credit markets, we may face increased borrowing costs as well as higher bank fees in connection with these financings.

        We may from time to time seek to retire or purchase our outstanding debt in open markets, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The following table summarizes the debt repayments made using proceeds from the sale of our Brazilian fertilizer nutrients assets:

(US$ in millions)	Aggregate Principal Amount	Aggregate Repayment Amount	Repayment Period
7.44% Senior Guaranteed Notes, Series C, due 2012	$351	$406	July 2010
7.80% Senior Notes, due 2012	198	230	July 2010
Term Loan, fixed interest rate of 4.33%, due 2011	250	260	July 2010
Other	632	662	May-July 2010

Total	$1,431	$1,558

        On July 1, 2010, we redeemed in full our 7.44% Senior Guaranteed Notes, Series C, due September 30, 2012 (the "Senior Guaranteed Notes"), which had a principal amount outstanding of $351 million. The redemption price of the Senior Guaranteed Notes consisted of the principal amount of the Senior Guaranteed Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Note Purchase and Guarantee Agreement, dated as of September 25, 2002, governing the Senior Guaranteed Notes. The aggregate amount paid to the holders of the Senior Guaranteed Notes upon redemption was $406 million, of which $48 million related to the make-whole payment and $7 million to accrued and unpaid interest. Also in July 2010, in connection with this debt redemption, we recorded a loss of $4 million related to the non-cash write-off of unamortized debt issuance costs and unamortized losses on treasury rate lock contracts.

        On July 14, 2010, we redeemed in full our 7.80% Senior Notes due 2012 (the "Senior Notes"), which had a principal amount outstanding of $198 million. The redemption price of the Senior Notes consisted of the aggregate principal amount of the Senior Notes, accrued and unpaid interest to the redemption date and a make-whole amount as provided in the Indenture. The aggregate amount paid to the holders of the Senior Notes on July 14, 2010 was $230 million, of which $28 million related to the make-whole payment and $4 million to accrued and unpaid interest. Also in July 2010, in connection with this debt redemption, we recorded a loss of $2 million related to the non-cash write-off of unamortized debt discount and issuance costs and unamortized losses on treasury rate lock contracts. Prior to the redemption of these notes in July 2010, we repurchased and canceled approximately $2 million of this series of notes in February 2010.

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

        In 2010, as a result of the adoption of a FASB issued standard modifying the treatment of accounts receivable securitization programs, we reduced our utilization of and either terminated or allowed certain accounts receivable securitization programs to expire. We have not and do not expect to experience any material liquidity constraints as a result of the termination or expiration of these facilities. However, in order to maintain financial flexibility, we are currently negotiating terms for a potential new securitization program to be entered into in 2011.

        The following table summarizes our short- and long-term indebtedness at December 31, 2010 and 2009:

	December 31,
(US$ in millions)	2010	2009
Short-term debt:
Short-term debt (1)	$1,718	$166
Current portion of long-term debt	612	31

Total short-term debt	2,330	197
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2011—fixed interest rate of 4.33%	—	250
Term loan due 2013—fixed interest rate of 3.32%	300	—
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	123	108
7.44% Senior Guaranteed Notes, Series C, due 2012	—	351
7.80% Senior Notes due 2012	—	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 3.20% to 4.50% payable through 2016	118	106
Others	115	127

Subtotal	3,163	3,649

Less: Current portion of long-term debt	(612)	(31)

Total long-term debt	2,551	3,618

Total debt	$4,881	$3,815

(1)
Includes secured debt of $15 million at December 31, 2010.

(2)
Includes secured debt of $122 million and $98 million at December 31, 2010 and 2009, respectively.

(3)
One-, three- and six-month LIBOR at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively, and at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively.

(4)
Three-month Yen LIBOR at December 31, 2010 and 2009 was 0.19% and 0.28% per annum, respectively.

(5)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)
TJLP is a long-term interest rate published by the Brazilian government on a quarterly basis; TJLP as of December 31, 2010 and 2009 was 6.00% and 6.13% per annum, respectively.

        Credit Ratings.    In June 2010, Standard & Poor's Rating Services (S&P), which had placed Bunge's credit ratings on 'CreditWatch' with negative implications in October 2009, removed the 'CreditWatch' and affirmed its BBB- corporate credit rating on Bunge with a negative outlook. In May 2010, Moody's

Investors Service affirmed its Baa2 corporate credit ratings on Bunge and changed the rating outlook to stable from negative. In August 2010, Fitch Ratings revised the outlook on our unsecured guaranteed senior notes to BBB (negative outlook) from BBB (stable outlook). Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in agreements as a result of such downgrades. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured debt. We were in compliance with these covenants as of December 31, 2010.

        Interest Rate Swap Agreements.    We use interest rate swaps as hedging instruments and record the swaps at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in the Accounting Standards Codification, is recognized to the extent that these two adjustments do not offset.

        In December 2010, we entered into an interest rate swap agreement with a notional principal amount of $300 million for the purpose of managing our interest rate exposure related to our $300 million, three-year, fixed rate term loan due 2013. Under the terms of the interest rate swap agreement, we make payments based on six-month LIBOR and receive payments based on a fixed rate.

        In addition, in November 2010, we entered into an interest rate swap agreement with a notional principal amount of $175 million for the purpose of managing our interest rate exposure related to our $175 million one-year fixed rate bilateral loan maturing in 2011. Under the terms of the interest rate swap agreement, we make payments based on three-month LIBOR and receive payments based on a fixed rate.

        We have accounted for these interest rate swaps as fair value hedges in accordance with a FASB issued standard. The following tables summarize the fair value of our outstanding interest rate swap agreements accounted for as fair value hedges as of December 31, 2010.

	Maturity	Fair Value Gain
(US$ in millions, except percentages)	December 2013	December 31, 2010
Interest rate swap agreements—notional amount	$300	$—
Variable rate payable (1)	2.44%
Fixed rate receivable (2)	3.32%

	Maturity	Fair Value Gain
(US$ in millions, except percentages)	November 2011	December 31, 2010
Interest rate swap agreements—notional amount	$175	$—
Variable rate payable (3)	0.60%
Fixed rate receivable (2)	0.76%

(1)
Interest is payable in arrears semi-annually based on six-month LIBOR.

(2)
Interest is receivable in arrears based on a fixed rate.

(3)
Interest is payable in arrears based on three-month LIBOR.

        On July 7, 2010, we discontinued the hedge relationship between the $250 million term loan due 2011, which was repaid the same day, and the interest rate swaps with a notional value of $250 million which had been hedging that exposure.

        The following table summarizes the fair value of these interest rate swap agreements as of December 31, 2010. The interest rate differential, which settles semi-annually, is recorded as an adjustment to interest expense.

	Maturity	Fair Value Gain
(US$ in millions, except percentages)	February 2011	December 31, 2010
Interest rate swap agreements—notional amount	$250	$4
Weighted average variable rate payable (1)	1.18%
Weighted average fixed rate receivable (2)	4.33%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

        The following table summarizes our outstanding interest rate basis swap agreements as of December 31, 2010. These interest rate basis swap agreements do not qualify for hedge accounting, and as a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Loss
(US$ in millions, except percentages)	August 2011	December 31, 2010
Interest rate swap agreements—notional amount	$375	$(1)
Weighted average variable rate payable (1)	0.61%
Weighted average fixed rate receivable (2)	0.26%

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

        In addition, we have cross currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due 2011. Under the terms of the cross currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR. We have accounted for these cross currency interest rate swap agreements as fair value hedges. At December 31, 2010, the fair value of the cross currency interest rate swap agreement was a gain of $21 million.

        Shareholders' Equity.    Our total shareholders' equity was $12,220 million at December 31, 2010, as set forth in the following table:

	December 31,
(US$ in millions)	2010	2009
Shareholders' equity:
Mandatory convertible preference shares	$—	$863
Convertible perpetual preference shares	690	690
Common shares	1	1
Additional paid-in capital	4,793	3,625
Retained earnings	6,153	3,996
Accumulated other comprehensive income	583	319

Total Bunge shareholders' equity	12,220	9,494
Noncontrolling interest	334	871

Total equity	$12,554	$10,365

        Total Bunge shareholders' equity increased to $12,220 million at December 31, 2010 from $9,494 million at December 31, 2009. The increase in shareholders' equity was due primarily to net income of $2,354 million, which includes the gain on the sale of our fertilizer nutrients assets in Brazil, $600 million attributable to the issuance of Bunge Limited common shares in the Moema acquisition and foreign exchange translation gains of $247 million. The increase was partially offset by dividends declared to common shareholders and preferred shareholders of $130 million and $67 million, respectively. On June 8, 2010, the Company announced a common share repurchase program and repurchased approximately $354 million of shares. The treasury shares were fully utilized to satisfy the conversion of Bunge's 5.125% cumulative mandatory convertible preference shares to common shares on December 1, 2010.

        Noncontrolling interest decreased to $334 million at December 31, 2010 from $871 million at December 31, 2009, due primarily to the deconsolidation of Fosfertil and derecognition of $588 million of noncontrolling interests resulting from the sale of our Brazilian fertilizer nutrients assets. In addition, the noncontrolling interest holders that have a 49% interest in our joint venture that is developing a grain terminal in Longview, Washington, U.S., made a $61 million capital contribution to this joint venture during the twelve months ended December 31, 2010. We have a 51% controlling interest in this joint venture, which we consolidate. We made a proportionate contribution to this joint venture, which resulted in no ownership change.

        On December 1, 2010, Bunge's 5.125% cumulative mandatory convertible preference shares were converted to 8,417,215 common shares pursuant to the terms of the instrument governing these securities. Bunge utilized the full balance of treasury shares acquired during the year of 6,714,573 shares and issued 1,702,642 shares of common stock to satisfy the mandatory conversion.

        As of December 31, 2010, we had 6,900,000, 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. Convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. Each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.0938 Bunge Limited common shares, based on the conversion price of $91.43 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        2010 Compared to 2009.    In 2010, our cash and cash equivalents increased $25 million, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale, offset by utilization of cash to repay debt, repurchase shares and the net impact of cash flows from operating, investing and financing activities. Cash and cash equivalents decreased by $451 million in 2009.

        Our operating activities used cash of $2,435 million in 2010, compared to cash used of $368 million in 2009. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for our inventories. In 2010, the negative cash flow from operating activities was primarily due to $280 million of withholding taxes and $144 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets, and increased working capital needs due to increase in commodity prices.

        Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. For the years ended December 31, 2010 and 2009, we had a $75 million loss and a $606 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash (used for) provided by operating activities in the line item "Foreign exchange (gain)/loss on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

        Cash generated from investing activities was $2,509 million in 2010, compared to cash used of $952 million in 2009. The positive cash flow reflects net proceeds of $3.5 billion, net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, received from the sale of our Brazilian fertilizer nutrients assets, partially offset by cash used for acquisitions and capital expenditures. During 2010, we paid $80 million to acquire the fertilizer business of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition, $5 million representing a purchase price adjustment for the working capital true-up for our 2009 European margarine acquisition and $5 million to acquire two crushing plants in Turkey. In addition, we paid $64 million to acquire several grain elevators in the U.S., $43 million to acquire a U.S. rice milling business, and $7 million to acquire a Hungarian margarine business. Payments made for capital expenditures in 2010 included investments related to our export grain terminal facility in Washington state in the United States, construction of oilseed processing facilities in Vietnam and China, and construction and/or expansion projects at our sugar mills in Brazil.

        During 2009, we acquired a European margarine business for $115 million, net of $5 million cash acquired, a vegetable shortening business in North America for $11 million, additional ownership interest in our wholly-owned subsidiary in Poland for $4 million, provided financing to certain of our agribusiness joint ventures in the United States and provided cash as collateral in connection with our guarantee to a financial institution for a loan made by that institution to one of our biofuel joint ventures in the United States.

        Investments in affiliates in 2010 included a $2 million investment in a joint venture in our biofuels business. Investments in affiliates in 2009 included a $6 million investment in a joint venture in our fertilizer business.

        Proceeds from the disposal of property, plant and equipment of $16 million in 2010 included the sale of certain buildings and other equipment. Proceeds received in 2009 included $36 million included the sale of certain marine assets and other equipment.

        Cash used by financing activities was $30 million in 2010, compared to cash provided of $774 million in 2009. In 2010, we had a net increase of $480 million in borrowings, which primarily financed working capital requirements. This net increase in borrowings excludes $555 million of debt assumed in the Moema acquisition but includes $496 million of Moema debt repaid following completion of the acquisition. In 2009, we had a net increase in borrowings of $166 million, which primarily financed our working capital requirements. In August 2009, we sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters' over-allotment option, for which we received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses. We used the net proceeds of this offering to repay indebtedness and for other general corporate purposes. We received $6 million and $2 million in 2010 and 2009, respectively, from the issuance of our common shares relating to the exercise of employee stock options under our employee incentive plan. Dividends paid to our common shareholders in 2010 and 2009 were $124 million and $103 million, respectively. Dividends of $78 million were paid to holders of our convertible preference shares in 2010 and 2009. Dividends of $9 million and $17 million were paid to certain noncontrolling interest shareholders in 2010 and 2009, respectively. Financing activities also included capital contributions of $60 million and $87 million from noncontrolling interests, primarily in our sugar business in 2010 and 2009 respectively. In 2010, in connection with our common share repurchase program announced on June 8, 2010, we repurchased 6,714,573 of our common shares at a cost of approximately $354 million.

        2009 Compared to 2008.    In 2009, our cash and cash equivalents decreased $451 million, reflecting the net impact of cash flows from operating, investing and financing activities, compared to a $23 million increase in our cash and cash equivalents in 2008.

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

        Acquisitions of businesses and intangible assets in 2009 included primarily a European margarine business acquired for approximately $115 million, net of $5 million cash acquired and a vegetable shortening business in North America for $11 million. We recorded goodwill of $46 million as a result of these acquisitions.

        Investments in affiliates in 2009 included a $6 million investment in a joint venture in our fertilizer business. In 2008, investments in affiliates included $61 million investment for a 50% ownership interest in our Bunge Maroc Phosphore S.A. joint venture. Bunge Maroc Phosphore S.A is accounted for under the equity method of accounting.

        Proceeds from the disposal of property, plant and equipment of $36 million in 2009 included the sale of certain marine assets and other equipment. Proceeds received in 2008 were $39 million, which included $25 million received from the sale of a grain elevator and a sale of land in North America.

        Cash provided by financing activities was $774 million in 2009, compared to cash used of $1,146 million in 2008. In 2009, we had $166 million of net borrowings, which primarily financed our working capital requirements. In 2008, we had a $858 million net repayment of debt. In August 2009, we sold 12,000,000 common shares of Bunge Limited in a public offering, including the exercise in full of the underwriters' over-allotment option, for which we received net proceeds of approximately $761 million after deducting underwriter discounts, commissions and expenses. We used the net proceeds of this offering to repay indebtedness and for other general corporate purposes. We received $2 million from the issuance of our common shares relating to the exercise of employee stock options under our employee incentive plan. Dividends paid to our common shareholders in 2009 and 2008 were $103 million and $87 million, respectively. Dividends paid to holders of our convertible preference shares in 2009 and 2008 were $78 million and $81 million, respectively. Dividends of $17 million and $154 million were paid to certain noncontrolling interest shareholders in 2009 and 2008, respectively. Financing activities also included capital contributions of $87 million from noncontrolling interests primarily in our sugar business.

  Brazilian Farmer Credit

        Background.    We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts. We also sell fertilizer to farmers, primarily in Brazil, on credit as described below. All of these activities are generally intended to be short-term in nature. The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured by the farmer's crop and, in many cases, the farmer's land and other assets. On occasion, Brazilian farm economics in certain regions and certain years, particularly 2005 and 2006 have been adversely affected by factors including volatility in soybean prices, a steadily appreciating Brazilian real and poor crop quality and yields. As a result, certain farmers have defaulted on amounts owed. While Brazilian farm economics have improved over the past few years, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real. Upon farmer default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. As a result, once accounts have been submitted to the judicial process for recovery, we may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery of amounts owed. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2009 to December 31, 2010, the Brazilian real appreciated by 5%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

        Brazilian Fertilizer Trade Accounts Receivable.    In our Brazilian fertilizer operations, customer accounts receivable are intended to be short-term in nature, and are expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crop is harvested. As the farmer's cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer's crop. These receivables are typically secured by the farmer's crop. We initiate legal proceedings against customers to collect amounts owed which are in default. In some cases, we have renegotiated amounts that were in legal proceedings to secure the subsequent year's crop.

        We periodically evaluate the collectibility of our trade accounts receivable and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions and the fair value of any collateral related to amounts owed. We continuously review defaulted farmer receivables for impairment on an individual account basis. Bunge considers all accounts in legal collection processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic conditions and other market conditions, its historical experince related to renegotiated accounts and the fair value of collateral in determining the allowance for uncollectible accounts.

        In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers. These guarantees are discussed under the heading "—Guarantees."

        The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2010	2009
Trade accounts receivable (current)	$172	$265
Allowance for doubtful accounts (current)	4	7
Trade accounts receivable (non-current) (1) (2)	266	316
Allowance for doubtful accounts (non-current) (1)	117	160
Total trade accounts receivable (current and non-current)	438	581
Total allowance for doubtful accounts (current and non-current)	121	167
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	28%	29%

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

        Interest earned on secured advances to suppliers of $25 million, $41 million and $48 million for 2010, 2009 and 2008, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 11 of the notes to the consolidated financial statements for more information.

	December 31,
(US$ in millions)	2010	2009
Prepaid commodity contracts	$255	$96
Secured advances to suppliers (current)	248	278

Total (current)	503	374
Soybeans not yet priced (1)	(71)	(13)

Net	432	361
Secured advances to suppliers (non-current)	312	308

Total (current and non-current)	744	669

Allowance for uncollectible advances (current and non-current)	$(87)	$(75)

(1)
Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2010.

  Capital Expenditures

        Our cash payments made for capital expenditures were $1,072 million in 2010, $918 million in 2009 and $896 million in 2008. In 2010, capital expenditures primarily included investments in property, plant and equipment related to expanding our sugar business, constructing, expanding and upgrading port facilities in the United States and Brazil, and construction of oilseed processing facilities in Vietnam and China. In 2009, major capital projects included investments in property, plant and equipment related to expanding our sugar business, expanding and upgrading port facilities in the U.S. and Brazil and expanding and upgrading our mining and fertilizer production capacity in Brazil. In 2008, major capital projects included expansion of our oilseed processing capabilities in the U.S. and construction of new oilseed processing plants in Brazil and Russia, expansion of our Brazilian phosphate rock production capacity, and construction and expansion of sugarcane and ethanol production facilities.

        We intend to make capital expenditures of approximately $1,000 million in 2011. Of this amount, we expect that approximately 30% will be used for sustaining current production capacity, as well as for safety and environmental programs. The balance primarily relates to investments to continue to expand our sugarcane milling capacity in Brazil, construct our soy processing facilities in Vietnam, China and Paraguay and our export grain terminal in the U.S. Pacific Northwest, and expansion of our grain elevator network in the U.S. We intend to fund this level of capital expenditures with cash flows from operations and available borrowings.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$71
Unconsolidated affiliates financing (2)	56

Total	$127

(1)
We have issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of our customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers. At December 31, 2010, we had approximately $58 million of tangible property that had been pledged to us as collateral against certain of these financing arrangements. We evaluate the likelihood of customer repayments of amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our consolidated financial statements. Our recorded obligation related to these guarantees was $8 million at December 31, 2010.

(2)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2010, our recorded obligation related to these guarantees was $4 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2010, our consolidated balance sheet includes debt with a carrying amount of $3,405 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other subsidiary of ours to transfer funds to Bunge Limited.

  Accounts Receivable Securitization Facilities

        In January 2010, we adopted a FASB issued standard that resulted in amounts outstanding under our securitization programs being accounted for as secured borrowings and reflected as short-term debt on our consolidated balance sheets. As a result of this change in accounting standards, we significantly reduced our utilization of these programs and either terminated or allowed these programs to expire.

        Certain of our European subsidiaries had an accounts receivable securitization facility, through which subsidiaries sold without recourse certain eligible trade accounts receivable up to a maximum amount of 200 million Euro. Utilization of these facilities stopped in March 2010 and the facility was allowed to expire in October 2010. The effective yield rates on accounts receivable sold were based on monthly EUR LIBOR plus 0.295% per annum, which included the program cost and certain administrative fees. In the years ended December 31, 2010, 2009 and 2008, we recognized expenses of approximately $1 million, $5 million and $13 million, respectively, in selling, general and administrative expenses in our consolidated statements of income related to this facility. At December 31, 2009, we had sold approximately $198 million of accounts receivable to the facility, of which we had retained $56 million of beneficial interests in certain accounts receivable that did not qualify as sales. The beneficial interests were subordinate to investors' interests and were valued at historical cost, which approximated fair value. The beneficial interests were recorded in other current assets in our consolidated balance sheets, net of an allowance for doubtful accounts of $8 million against the beneficial interests at December 31, 2009. There were no amounts outstanding under the facility at December 31, 2010.

        We had two revolving accounts receivable securitization facilities through our North American operating subsidiaries, through which we sold, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated accounts receivable pools without recourse up to a maximum of approximately $221 million as of December 31, 2009. During 2010, we did not utilize these facilities and we terminated the $71 million facility in March 2010 and allowed the $150 million facility to expire in July 2010. The effective rate on these facilities approximated the 30 day commercial paper rate plus annual commitment fees ranging from 90 basis points on an undrawn basis to 150 basis points on a drawn basis. During 2009, outstanding undivided interests averaged $153 million. There were no outstanding undivided interests in pooled accounts receivable at December 31, 2010 or 2009. We recognized expenses of $1 million, $4 million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively, in selling, general and administrative expenses in our consolidated statements of income.

Tabular Disclosure of Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated:

	At December 31, 2010
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(US$ in millions)
Other short-term borrowings (1)	$1,718	$1,718	$—	$—	$—
Variable interest rate obligations	48	19	17	8	4
Long-term debt (1)	3,163	612	672	989	890
Fixed interest rate obligations	772	140	268	169	195
Non-cancelable lease obligations	642	165	207	83	187
Freight supply agreements (2)	1,805	302	269	188	1,046
Inventory purchase commitments	12	12	—	—	—
Uncertain income tax positions (3)	102	4	18	56	24

Total contractual obligations	$8,262	$2,972	$1,451	$1,493	$2,346

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to approximately five years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(3)
Represents estimated payments of liabilities associated with uncertain income tax positions. See Note 14 of the notes to the consolidated financial statements.

        Also in the ordinary course of business, we enter into relet agreements related to ocean freight vessels that we have leased from third parties. These relet agreements are similar to sub-leases. Payments to be received by us under such relet agreements are anticipated to be approximately $23 million in 2011.

        At December 31, 2010, we had $84 million of contractual commitments related to construction in progress.

        In addition, we have land lease agreements for the production of sugarcane. These agreements have an average life of six to seven years and cover approximately 133,000 hectares of land. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (TRS) per ton of sugarcane produced and the price for each kilogram of TRS as determined by Consecena, the São Paulo state sugarcane and sugar and ethanol council. The related expense included in cost of goods sold in the consolidated statements of income for 2010 was $61 million.

  Employee Benefit Plans

        We expect to contribute $29 million to our defined benefit pension plans and $10 million to our post-retirement healthcare benefit plans in 2011.

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

  Allowances for Uncollectible Accounts

        Accounts receivable and secured advances to suppliers are stated at the historical carrying amounts net of write-offs and allowances for uncollectible accounts. We establish an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, farming economic and other market conditions as well as specific identified customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that collection of the balance is unlikely.

        We adopted the accounting guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, we have determined that the long-term receivables from farmers in Brazil is a single portfolio segment.

        We evaluate this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement attribute and a similar method for assessing and monitoring risk. We have identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, we consider historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

        For both classes, a long-term receivable from farmers in Brazil is considered impaired, based on current information and events, if we determine it to be probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income on secured advances to farmers is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined to not be probable. No additional interest income is accrued from the point of default until ultimate recovery, where amounts collected are credited first against the receivable and then to any unrecognized income.

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2010 and 2009, the allowance for recoverable taxes was $118 million and $164 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2010 and 2009. At December 31, 2008, we recorded allowances of $181 million for current mark-to-market values of open positions and over-the-counter transactions related to non-performance by specific customers, of which $136 million was recorded in cost of goods sold and $45 million was recorded as bad debt expense in selling, general and administrative expenses.

        Our readily marketable commodity inventories, forward purchase and sale contracts, and exchange traded futures and options are valued at fair value. Readily marketable inventories are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

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

        In 2010, we recorded pretax non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility that commenced operations in 2008 but has not reached its expected profitability, $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line, $9 million related to the closure of oilseed processing and refining facilities in Europe with restructuring of our European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil, $3 million related to the write-down of an older and less efficient Brazilian distribution center and $2 million related to the write-down of an administrative office in Brazil.

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

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. In 2009, we recorded $10 million of pretax non-cash impairment charges in selling, general and administrative expenses in our agribusiness segment relating to an equity investment in a U.S. biodiesel producer. The fair value of this investment was determined utilizing projected cash flows of the biodiesel producer. We did not have any significant impairment charges relating to our equity investments in 2010 or 2008.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized, but is tested for impairment annually in the fourth quarter of each fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates and estimates of discount rates. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and implied fair value of goodwill. To test indefinite-lived intangible assets for impairment, we compare the fair value of the intangible assets with their carrying values. The fair values of indefinite-lived intangible assets are determined using estimated discount rates. If the carrying value of an intangible asset exceeds its estimated fair value, the intangible asset is considered impaired and is reduced to its fair value. Definite-lived intangible assets are amortized over their estimated useful lives. If estimates or related projections of the fair values of reporting units or indefinite-lived intangible assets change in the future, we may be required to record impairment charges.

        We performed our annual impairment tests in the fourth quarters of 2010, 2009 and 2008. For the year ended December 31, 2010, we recorded a goodwill impairment charge of $3 million in the milling products segment (see Note 9 of the notes to the consolidated financial statements). There were no impairments of goodwill for the years ended December 31, 2009 and 2008.

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

        A one percentage point decrease in the assumed discount rate on primarily the U.S. and foreign defined benefit pension plans would increase annual expense by $7 million and $1 million, respectively, and would increase the projected benefit obligation by $65 million and $18 million, respectively. A one percentage point increase in the assumed discount rate would decrease annual expense by $4 million on the U.S. defined pension plans and have an immaterial effect on the expense of the foreign defined benefit plans and would increase the projected benefit obligation of the U.S. and foreign defined pension plans by $53 million and $16 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $3 million and $1 million, respectively.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,884 million and $1,748 million at December 31, 2010 and 2009, respectively. However, we have recorded valuation allowances of $245 million and $116 million at December 31, 2010 and 2009, respectively, primarily representing the uncertainty regarding the recoverability of certain net operating loss carryforwards.

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2010 and 2009, we had recorded tax liabilities of $102 million and $111 million, respectively, in our consolidated balance sheets.

Recent Accounting Pronouncements

        Adoption of New Accounting Pronouncements—Amendment to Consolidation—In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise's involvement in VIEs. As a result of the adoption of this standard on January 1, 2010, we consolidated one of our agribusiness joint ventures (see Note 23 of the notes to the consolidated financial statements).

        Accounting for Transfers of Financial Assets—In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial position, results from operations and cash flows of the transferor and a transferor's continuing involvement, if any, with transferred financial assets. In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset. Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under our accounts receivable securitization programs (the "securitization programs") are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on our consolidated balance sheets. As a result of this adoption, we reduced our utilization of these programs and either terminated or allowed certain of these programs to expire. The adoption of this standard did not have a material impact on our financial position, results from operations or cash flows.

        Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses —In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables will be required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. As a result of the adoption of this standard, we have expanded our disclosures (see Note 11 of the notes to the consolidated financial statements), but the adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

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

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.

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

        During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited new credit extensions in certain cases and reduced our use of non-exchange cleared derivative instruments.

Commodities Risk

        We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients. As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn. In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts and from time to time have experienced instances of counterparty non-performance, including as a result of significant declines in counterparty profitability under these contracts as a result of significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

        We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk (VaR) limits. We measure and review our net commodities position on a daily basis.

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

	Year Ended December 31, 2010		Year Ended December 31, 2009
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$2,394	$(239)	$616	$(62)
Highest short position	(912)	(91)	(943)	(94)

Ocean Freight Risk

        Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately five years. We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.

        A portion of the ocean freight derivatives have been designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. There was no material gain or loss recognized in cost of goods sold in our consolidated statements of income for the year ended December 31, 2010, on the firm commitments to purchase time on ocean freight vessels nor any gain or loss on freight derivative contracts. There was no material gain or loss recognized in the consolidated statements of income for the year ended December 31, 2010 due to hedge ineffectiveness. In the year ended December 31, 2010, we recognized gains of $14 million in cost of goods sold in our consolidated statements of income related to the amortization of amounts recorded in current and non-current liabilities in our consolidated balance sheet.

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations we enter into derivative instruments, such as forward contracts and swaps, and to a lesser extent, foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2010 was not material.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange gains of $195 million for the year ended December 31, 2010 and losses of $357 million for the year ended December 31, 2009, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short- and long-term debt, based on market yields at December 31, 2010, was $5,125 million with a carrying value of $4,881 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2010 would result in a decrease of approximately $99 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2010 would cause an increase of approximately $106 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $25 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

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

        The following table summarizes our outstanding interest rate swap and interest rate basis swap agreements as of December 31, 2010:

(US$ in millions, except percentages)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$475	$725
Weighted-average rate payable—1.56% (1)
Weighted-average rate receivable—3.05% (2)
Interest rate basis swap agreements	$375	$375
Weighted-average rate payable—0.61% (1)
Weighted-average rate receivable—0.26% (3)

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate, three-month U.S. dollar LIBOR and six-month U.S. LIBOR prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

(3)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)
The interest rate swap agreements mature in 2011 and 2013.

        We recognized approximately $9 million, $8 million, and $3 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2010, 2009 and 2008, respectively, relating to our outstanding interest rate swap agreements. In addition, in 2010, 2009 and 2008, we recognized gains of approximately $11 million, $11 million and $12 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        We reclassified approximately $6 million of loss in 2010 and $2 million in each of the years 2009 and 2008 from accumulated other comprehensive income (loss) in our consolidated balance sheets to interest expense in our consolidated statements of income, which related to settlements of certain derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing. In 2010, we redeemed the debt related to these cash flow hedges (see Note 17 of the notes to the consolidated financial statements).

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

        The table below summarizes the notional amounts of open foreign exchange positions as of December 31, 2010:

	December 31, 2010
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long (1)			Unit of Measure
(US$ in millions)		(Short) (2)	Long (2)
Foreign Exchange:
Options	$—	$(24)	$1	Delta
Forwards	(111)	(6,710)	4,528	Notional
Swaps	—	(176)	136	Notional

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

        The following table summarizes our outstanding cross-currency interest rate swap agreements as of December 31, 2010:

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1) (2)
U.S. dollar/Yen cross-currency interest rate swaps	$123	$123

(1)
The cross-currency interest rate swap agreements mature in 2011.

(2)
Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

        Commodity derivatives—We use derivative instruments to manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agricultural commodity inventories and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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

        The table below summarizes the volumes of open agricultural commodities derivative positions as of December 31, 2010.

	December 31, 2010
	Exchange Traded	Non-exchange Traded
				Unit of Measure
	Net (Short) & Long (1)	(Short) (2)	Long (2)
Agricultural Commodities
Futures	(12,056,477)	—	—	Metric Tons
Options	(381,870)	(199,531)	214,313	Metric Tons
Forwards	—	(21,829,007)	31,258,483	Metric Tons
Swaps	—	(4,767,258)	408,233	Metric Tons

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

        The table below summarizes the open ocean freight positions as of December 31, 2010.

	December 31, 2010
	Exchange Cleared	Non-exchange Cleared
				Unit of Measure
	Net (Short) & Long (1)	(Short) (2)	Long (2)
Ocean Freight
FFA	(3,874)	(365)	—	Hire Days
FFA Options	680	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

        Energy derivatives—We use derivative instruments to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions as of December 31, 2010.

	December 31, 2010
	Exchange Traded	Non-exchange Cleared
				Unit of Measure
	Net (Short) & Long (1)	(Short) (2)	Long (2)
Natural Gas (3)
Futures	(1,402,500)	(2,729)	—	MMBtus
Swaps	—	(25,000)	1,084,777	MMBtus
Options	1,264,351	(102,319)	—	MMBtus
Energy-Other
Futures	128,680	—	—	Metric Tons
Forwards	—	(1,175,045)	6,657,552	Metric Tons
Swaps	—	(137,000)	354,000	Metric Tons
Options	40,815	—	119,046	Metric Tons

(1)
Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared swaps, options and forwards are presented on a gross (short) and long position basis.

(3)
Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-85 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

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

        As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        We completed the acquisition of Moema in February 2010. As permitted by the SEC, management's assessment did not include the internal control of the acquired operations of Moema, which are included in our consolidated financial statements as of December 31, 2010 and for the period from the 2010 acquisition date through December 31, 2010. The assets of Moema constituted 7% of our total assets as of December 31, 2010, and Moema revenues constitute 1% of our total net sales for the year ended December 31, 2010.

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

        Based on this assessment, which excluded an assessment of the internal control of the acquired operations of Moema, management concluded that Bunge Limited's internal control over financial reporting was effective as of the end of the fiscal year covered by this annual report.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2011 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

        See "Index to Exhibits" set forth below.

Exhibit Number	Description
2.1	Share Purchase and Sale Agreement and Other Covenants, dated January 26, 2010, among Bunge Limited, Bunge Brasil Holdings B.V., Bunge Fertilizantes S.A., Vale S.A. and Mineração Naque S.A. (English Translation) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
2.2
First Amendment to the Share Purchase and Sale Agreement and Other Covenants among Bunge Limited, Bunge Brasil Holdings B.V., Bunge Fertilizantes S.A., Vale S.A. and Mineração Naque S.A. dated May 21, 2010 (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2010)
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Bye-laws, as amended May 23, 2008 (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation for Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)

Exhibit Number	Description
4.4	The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.5	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
10.1
Pooling Agreement, dated as of August 25, 2000, between Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
10.2
Second Amended and Restated Series 2000-1 Supplement, dated as of February 26, 2002, between Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser, amending and restating the First Amended and Restated Series 2000-1 Supplement, dated July 12, 2001 (incorporated by reference from the Registrant's Form F-1 (No. 333-81322) filed March 8, 2002)
10.3
Sixth Amended and Restated Liquidity Agreement, dated as of June 28, 2004, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse First Boston, as Documentation Agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed August 9, 2004)
10.4
Eighth Amended and Restated Liquidity Agreement, dated as of October 5, 2007, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse, acting through its Cayman Islands branch, as Documentation Agent, Cooperative Centrale Raiffeisen- Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.5
Sixth Amended and Restated Guaranty, dated as of June 11, 2007, between Bunge Limited, as Guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York, in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 14, 2007)
10.6
Facility Agreement, dated as of March 28, 2008, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Calyon, Fortis Bank (Netherland) N.V. and the Royal Bank of Scotland plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and Fortis Bank (Nederland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)

Exhibit Number	Description
10.7	Guaranty, dated as of March 28, 2008, between Bunge Limited, as Guarantor, and Fortis Bank (Netherland) N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 31, 2008)
10.8
Three-Year Revolving Credit Agreement, dated June 3, 2009, among Bunge Limited Finance Corp., as borrower, Citibank, N.A., as syndication agent, BNP Paribas, Calyon New York Branch and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.9
Guaranty, dated as of June 3, 2009, between Bunge Limited and JPMorgan Chase Bank, N.A., as administrative agent under the 3-Year Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on June 3, 2009)
10.10
Facility Agreement, dated November 24, 2009, among Bunge Finance Europe B.V., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, Fortis Bank (Nederland) N.V., as facility agent (incorporated by reference from the Registrant's Form 8-K filed on November 30, 2009)
10.11
Guaranty, dated as of November 24, 2009, between Bunge Limited, as Guarantor, and Fortis Bank (Nederland) N.V., as facility agent (incorporated by reference from the Registrant's Form 8-K filed on November 30, 2009)
10.12	Employment Agreement (Amended and Restated as of December 31, 2008) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.13	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.14	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.15	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.16	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.17
Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.18
Form of Performance-Based Restricted Stock Unit-Target Operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.19	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.20*	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan

Exhibit Number	Description
10.21*	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan
10.22*	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan
10.23	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.24	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.25
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.26	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.27
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.28	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.29	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.30	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.31*	Bunge U.S. SERP (Amended and Restated as of January 1, 2011)
10.32	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.33	Bunge Limited Annual Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.34	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.35	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2007)
10.36	Offer Letter, amended and restated as of December 31, 2008, for Archibald Gwathmey (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.37	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38*	Description of Non-Employee Directors' Compensation as of January 1, 2011

Exhibit Number	Description
10.39	Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.40
Separation Agreement and Release of Claims by and between Bunge Limited and Archibald Gwathmey, effective as of December 31, 2010 (incorporated by reference from the Registrant's Form 8-K/A filed December 21, 2010)
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
101**
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

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

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts (a)	$285	95	(46)	(43)	(c)	$291
Allowance for secured advances to suppliers	$52	33	(14)	(34)	(c)	$37
Allowances for recoverable taxes	$135	20	(37)	(14)		$104
Income tax valuation allowance	$33	47	14 (d)	—		$94
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts (a)	$291	75	84	(100)	(c)	$350
Allowance for secured advances to suppliers	$37	21	17	—		$75
Allowances for recoverable taxes	$104	34	31	(5)		$164
Income tax valuation allowance	$94	50	5	(33)		$116
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowances for doubtful accounts (a)	$350	58	3	(111)	(c)	$300
Allowance for secured advances to suppliers	$75	17	3	(8)		$87
Allowances for recoverable taxes	$164	20	(20)	(46)	(e)	$118
Income tax valuation allowance	$116	128	1	—		$245

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts.

(d)
This includes a reclassification from uncertain tax liabilities and a deferred tax asset adjustment.

(e)
This includes $39M related to the sale of nutrients assets.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

February 28, 2011
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the five entitites that were formerly part of the Moema Group (collectively, "Moema"), which were acquired in February 2010 and whose combined financial statements constitute 7% of total assets at December 31, 2010 and 1% of net sales for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Moema. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

February 28, 2011
New York, New York

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$45,707	$41,926	$52,574
Cost of goods sold	(43,196)	(40,722)	(48,538)

Gross profit	2,511	1,204	4,036
Selling, general and administrative expenses	(1,558)	(1,342)	(1,613)
Gain on sale of fertilizer nutrients assets (Note 3)	2,440	—	—
Interest income	69	122	214
Interest expense	(298)	(283)	(361)
Loss on extinguishment of debt (Note 17)	(90)	—	—
Foreign exchange gain (loss)	2	469	(749)
Other income (expenses)—net	(26)	(25)	10

Income from operations before income tax	3,050	145	1,537
Income tax (expense) benefit	(689)	110	(245)
Equity in earnings of affiliates	27	80	34

Net income	2,388	335	1,326
Net (income) loss attributable to noncontrolling interest	(34)	26	(262)

Net income attributable to Bunge	2,354	361	1,064
Convertible preference share dividends	(67)	(78)	(78)

Net income available to Bunge common shareholders	$2,287	$283	$986

Earnings per common share—basic (Note 24)
Earnings to Bunge common shareholders	$16.20	$2.24	$8.11

Earnings per common share—diluted (Note 24)
Earnings to Bunge common shareholders	$15.06	$2.22	$7.73

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$578	$553
Trade accounts receivable (less allowance of $177 and $192) (Note 18)	2,901	2,363
Inventories (Note 4)	6,635	4,862
Deferred income taxes (Note 14)	233	506
Other current assets (Note 5)	5,468	3,499

Total current assets	15,815	11,783
Property, plant and equipment, net (Note 6)	5,312	5,347
Goodwill (Note 7)	934	427
Other intangible assets, net (Note 8)	186	170
Investments in affiliates (Note 10)	609	622
Deferred income taxes (Note 14)	1,200	979
Other non-current assets (Note 11)	1,945	1,958

Total assets	$26,001	$21,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt (Note 16)	$1,718	$166
Current portion of long-term debt (Note 17)	612	31
Trade accounts payable	3,637	3,275
Deferred income taxes (Note 14)	262	100
Other current liabilities (Note 12)	3,775	2,635

Total current liabilities	10,004	6,207
Long-term debt (Note 17)	2,551	3,618
Deferred income taxes (Note 14)	84	183
Other non-current liabilities	808	913
Commitments and contingencies (Note 22)
Shareholders' equity (Note 23):
Mandatory convertible preference shares, par value $.01; authorized—862,500; issued and outstanding: 2010—zero, 2009—862,455 shares (liquidation preference $1,000 per share)	—	863
Convertible perpetual preference shares, par value $.01; authorized issued and outstanding: 2010 and 2009—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued: 2010—146,635,083 shares, 2009—134,096,906 shares	1	1
Additional paid-in capital	4,793	3,625
Retained earnings	6,153	3,996
Accumulated other comprehensive income	583	319

Total Bunge shareholders' equity	12,220	9,494
Noncontrolling interest	334	871

Total equity	12,554	10,365

Total liabilities and shareholders' equity	$26,001	$21,286

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$2,388	$335	$1,326
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Foreign exchange loss (gain) on debt	75	(606)	472
Gain on sale of fertilizer nutrients assets	(2,440)	—	—
Impairment of assets	77	31	18
Bad debt expense	48	55	69
Depreciation, depletion and amortization	443	443	439
Stock-based compensation expense	60	17	66
Recoverable taxes provision	3	61	(9)
Gain on sale of property, plant and equipment	(7)	(4)	(14)
Deferred income taxes	160	(204)	(251)
Equity in earnings of affiliates	(27)	(80)	(34)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(1,560)	242	(338)
Inventories	(1,894)	1,636	(905)
Prepaid commodity purchase contracts	(65)	86	300
Secured advances to suppliers	35	221	(143)
Trade accounts payable	1,305	(1,427)	1,161
Advances on sales	70	(8)	(106)
Unrealized net gain/loss on derivative contracts	(588)	(175)	184
Margin deposits	(382)	(229)	8
Recoverable taxes	(122)	(471)	(428)
Accrued liabilities	15	(56)	207
Other—net	(29)	(235)	521

Cash (used for) provided by operating activities	(2,435)	(368)	2,543

INVESTING ACTIVITIES
Payments made for capital expenditures	(1,072)	(918)	(896)
Acquisitions of businesses (net of cash acquired) and intangible assets	(252)	(136)	(131)
Proceeds from sales of fertilizer nutrients assets	3,914	—	—
Cash disposed of in sale of fertilizer nutrients assets	(106)	—	—
Related party (loans) repayments	(39)	(22)	47
Proceeds from (payments for) investments	50	96	(94)
Proceeds from disposal of property, plant and equipment	16	36	39
Investments in affiliates	(2)	(8)	(71)

Cash provided by (used for) investing activities	2,509	(952)	(1,106)

FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	573	(342)	(687)
Proceeds from short-term debt with maturities greater than 90 days	1,669	1,140	1,887
Repayments of short-term debt with maturities greater than 90 days	(1,070)	(1,164)	(1,206)
Proceeds from long-term debt	2,535	2,774	1,967
Repayment of long-term debt	(3,227)	(2,242)	(2,819)
Proceeds from sale of common shares	6	763	7
Repurchase of common shares	(354)	—	—
Dividends paid to preference shareholders	(78)	(78)	(81)
Dividends paid to common shareholders	(124)	(103)	(87)
Dividends paid to noncontrolling interest	(9)	(17)	(154)
Capital contributions from noncontrolling interest in less than wholly-owned subsidiaries	60	87	27
Return of capital to noncontrolling interest	(11)	(44)	—

Cash (used for) provided by financing activities	(30)	774	(1,146)
Effect of exchange rate changes on cash and cash equivalents	(19)	95	(268)

Net increase (decrease) in cash and cash equivalents	25	(451)	23
Cash and cash equivalents, beginning of period	553	1,004	981

Cash and cash equivalents, end of period	$578	$553	$1,004

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(U.S. dollars in millions, except share data)

							Accumulated Other Comprehensive Income (Loss) (Note 23)
	Convertible Preference Shares		Common Shares
					Additional Paid-in Capital	Retained Earnings		Treasury Shares	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	7,762,500	$1,553	121,225,963	$1	$2,760	$2,962	$669	$—	$752	$8,697
Comprehensive income—2008:
Net income	—	—	—	—	—	1,064	—	—	262	1,326	$1,326
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(1,346)	—	(181)	(1,527)	(1,527)
Unrealized losses on commodity futures and foreign exchange contracts, net of tax benefit of $31	—	—	—	—	—	—	(68)	—	—	(68)	(68)
Unrealized investment losses, net of tax benefit of $4	—	—	—	—	—	—	(8)	—	—	(8)	(8)
Reclassification of realized net gains to net income, net of tax expense of $15	—	—	—	—	—	—	(22)	—	—	(22)	(22)
Pension liability adjustment, net of tax of $21 and $(11)	—	—	—	—	—	—	(36)	—	21	(15)	(15)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	$(314)

Pension measurement date adjustment, net of tax benefit of $2	—	—	—	—	—	(4)	—	—	—	(4)
Dividends on common shares	—	—	—	—	—	(87)	—	—	—	(87)
Dividends on preference shares	—	—	—	—	—	(91)	—	—	—	(91)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(154)	(154)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	26	26
Capital contribution related to exchange of subsidiaries stock in connection with merger of subsidiaries	—	—	—	—	13	—	—	—	(34)	(21)
Gain on sale of interest in subsidiary	—	—	—	—	13	—	—	—	—	13
Stock-based compensation expense	—	—	—	—	66	—	—	—	—	66
Reversal of tax benefits related to stock options and award plans	—	—	—	—	(5)	—	—	—	—	(5)
Issuance of common shares:
—conversion of mandatory preference shares	(45)	—	369	—	—	—	—	—	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	406,124	—	2	—	—	—	—	2

Balance, December 31, 2008	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$—	$692	$8,128
Comprehensive income—2009:
Net income (loss)	—	—	—	—	—	361	—	—	(26)	335	$335
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	1,062	—	190	1,252	1,252
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $10	—	—	—	—	—	—	25	—	—	25	25
Unrealized investment gains, net of tax expense of $1	—	—	—	—	—	—	2	—	—	2	2
Reclassification of realized net losses to net income, net of tax benefit of $30	—	—	—	—	—	—	52	—	—	52	52
Pension liability adjustment, net of tax benefit of $6 and $5	—	—	—	—	—	—	(11)	—	(16)	(27)	(27)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$1,639

Dividends on common shares	—	—	—	—	—	(131)	—	—	—	(131)
Dividends on preference shares	—	—	—	—	—	(78)	—	—	—	(78)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(44)	(44)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	87	87
Consolidation of subsidiary	—	—	—	—	—	—	—	—	5	5

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(U.S. dollars in millions, except share data)

							Accumulated Other Comprehensive Income (Loss) (Note 23)
	Convertible Preference Shares		Common Shares
					Additional Paid-in Capital	Retained Earnings		Treasury Shares	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	17	—	—	—	—	17
Tax benefits related to stock options and award plans	—	—	—	—	6	—	—	—	—	6
Issuance of common shares:
—public equity offering	—	—	12,000,000	—	761	—	—	—	—	761
—stock options and award plans, net of shares withheld for taxes	—	—	464,450	—	(4)	—	—	—	—	(4)

Balance, December 31, 2009	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Comprehensive income—2010:
Net income	—	—	—	—	—	2,354	—	—	34	2,388	$2,388
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	247	—	(24)	223	223
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $11	—	—	—	—	—	—	21	—	—	21	21
Reclassification of realized net gains to net income, net of tax expense of $11	—	—	—	—	—	—	(11)	—	—	(11)	(11)
Pension liability adjustment, net of tax expense of $5	—	—	—	—	—	—	5	—	—	5	5
Other posretirement healthcare subsidy tax deduction adjustment	—	—	—	—	—	—	2	—	—	2	2

Total comprehensive income											$2,628

Dividends on common shares	—	—	—	—	—	(130)	—	—	—	(130)
Dividends on preference shares	—	—	—	—	—	(67)	—	—	—	(67)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(12)	(12)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(11)	(11)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	61	61
Consolidation of subsidiary	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly owned subsidiary (Note 3)	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	60	—	—	—	—	60
Repurchase of common shares	—	—	(6,714,573)	—	—	—	—	(354)	—	(354)
Issuance of common shares:
—business acquisition (Note 2)	—	—	10,315,400	—	600	—	—	—	—	600
—conversion of mandatory convertible preference shares (Note 23)	(862,455)	(863)	8,417,215	—	509	—	—	354	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	520,135	—	(1)	—	—	—	—	(1)

Balance, December 31, 2010	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

        Description of Business—Bunge Limited is a Bermuda holding company. Bunge Limited, together with its consolidated subsidiaries through which its businesses are conducted (collectively, "Bunge"), is an integrated, global agribusiness and food company. Bunge Limited common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four divisions, which include five reportable segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia, and we have merchandising and distribution offices throughout the world.

        Bunge's agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages our international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to our commodities operations.

        Sugar and Bioenergy—In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment, which includes the results of its sugar production, merchandising and distribution businesses and its ethanol production investments and activities. Prior to the first quarter of 2010, sugar and bioenergy results and assets were included in the agribusiness segment. Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation. This reportable segment became significant to Bunge in February 2010 with the acquisition of five sugar mills in Brazil. See Note 2 of the notes to the consolidated financial statements.

        Bunge's sugar and bioenergy segment is an integrated business involved in the procurement and growing of sugarcane for its mills, production of sugar and sugarcane-based ethanol, merchandising and distribution of sugar within Brazil and on a global basis through Bunge's merchandising and distribution office in London. In addition, the segment includes Bunge's minority investments in the U.S. corn-based ethanol industry.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, Europe, Brazil, China and India.

        Milling products—Bunge's milling products segment include its wheat, corn and rice milling businesses. The wheat milling business consists of producing and selling wheat flours and bakery mixes. Bunge's wheat milling activities are located in Brazil. The corn milling business consists of producing and selling products derived from corn. Bunge's corn milling activities are located in the United States. In 2010, Bunge acquired a U.S. rice mill. See Note 2 of the notes to the consolidated financial statements.

        Fertilizer—Bunge's fertilizer segment has historically been involved in every stage of the fertilizer business, from mining of phosphate-based raw materials to the sale of blended fertilizer products. In May 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its phosphate mining assets and its investment in Fosfertil S.A., a phosphate and nitrogen producer in Brazil. In addition, Bunge acquired the Argentine fertilizer business of Petrobras Energia S.A., which produces liquid and solid

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

nitrogen fertilizers. Bunge also has a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizer products in Morocco. See Notes 2, 3 and 10 of the notes to the consolidated financial statements.

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

        Bunge evaluates its equity investments for consolidation in accordance with a standard issued by the FASB that provides guidance on entities subject to consolidation as well as how to consolidate. The standard focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The standard requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. As of December 31, 2010 and 2009, Bunge had no investments in affiliates that have not been consolidated that would be considered VIEs where Bunge is determined to be the primary beneficiary.

        Investments in businesses in which Bunge does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at acquisition cost plus Bunge's equity in undistributed earnings or losses since acquisition. Investments in which Bunge does not have the ability to exercise significant influence are accounted for by the cost method. Equity and cost method investments are included in investments in affiliates in the consolidated balance sheets.

        Use of Estimates and Certain Concentrations of Risk—The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Amounts affected include, but are not limited to, allowances for doubtful accounts, valuation allowances for recoverable taxes and deferred tax assets, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, liabilities for unrecognized tax benefits and pension plan obligations. In addition, significant management estimates and assumptions are required in determination of fair values of Level 3 assets and liabilities. See Note 15 of the notes to the consolidated financial statements. Actual amounts may vary from these estimates.

        The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) programs and policies, and changes in global demand and production of similar and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

competitive crops. The markets for Bunge's products are highly price competitive and are sensitive to product substitution. Bunge competes against large multinational, regional and national suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location. In addition, Bunge has significant commercial activities related to logistics as it moves commodities around the world and also related to energy as agricultural commodities and commodity products have become key components of ethanol and other biofuels. Bunge also enters into over-the-counter derivative instruments with financial counterparties, primarily related to management of interest rate and foreign currency risk. As a result of these activities, Bunge also has concentrations of risk with counterparties in the agribusiness, shipping, energy and finance industries.

        Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

        Trade Accounts Receivable and Secured Advances to Suppliers—Accounts receivable and secured advances to suppliers are stated at the historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, farming economic and other market conditions as well as specific identified customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when Bunge has determined that collection of the balance is unlikely.

        Secured advances to suppliers bear interest at contractual amounts which reflect current market interest rates at the time of the transaction. There are no deferred fees or costs associated with these receivables. As a result of these factors, there are no imputed interest amounts to be amortized under the interest method. Interest income is calculated based on the terms of the individual agreements and is recognized on an accrual basis.

        Bunge adopted the accounting guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, Bunge has determined that the long-term receivables from farmers in Brazil is a single portfolio segment.

        Bunge evaluates this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

attribute and a similar method for assessing and monitoring risk. Bunge has identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined by Bunge on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, Bunge considers historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

        For both classes, a long-term receivable from farmers in Brazil is considered impaired, based on current information and events, if Bunge determines it to be probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income on secured advances to farmers is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined to not be probable. No additional interest income is accrued from the point of default until ultimate recovery, where amounts collected are credited first against the receivable and then to any unrecognized interest income.

        Inventories—Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The majority of Bunge's readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. Also included in readily marketable inventories is sugar produced by our sugar mills in Brazil. These inventories are stated at the lower of average cost or market. They are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

        Inventories other than readily marketable inventories are principally stated at the lower of cost or market. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments that are related to its business and financial exposures as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables. See Note 15 of the notes to the consolidated financial statements.

        Bunge enters into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain swap agreements are designated as fair value hedges. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these adjustments do not offset. In addition, Bunge has entered into certain interest rate basis swap agreements that do not qualify for hedge accounting, and therefore such agreements have not been designated by Bunge as hedge instruments for accounting purposes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales denominated in foreign currencies. These derivative instruments are designated as cash flow hedges. The changes in the fair values on the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified into earnings when the anticipated sales occur. The ineffective portion of these hedges is recorded as foreign exchange gain or loss in the consolidated statements of income. Bunge also may use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in its Brazilian subsidiaries. Bunge records the effective portion of the gain or loss on the derivative instruments designated and qualifying as net investment hedges in accumulated other comprehensive income (loss), net of applicable taxes, as an offset to the foreign currency translation adjustment.

        Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in agricultural commodity prices on its agricultural commodity inventories, including produced sugar, future sugar production and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        In addition, Bunge uses exchange traded futures and options as economic hedges of portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products. For hedges of U.S. production requirements, the changes in the market values of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items and, therefore, these derivatives are designated as cash flow hedges. For economic hedges of production requirements outside the U.S., location differences between processing facilities and commodity exchanges generally cause these futures and options contracts to not meet the highly effective criterion for hedge accounting. Therefore, these instruments are not designated as hedges for accounting purposes.

        Bunge is exposed to loss in the event of the non-performance by counterparties to over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values of derivative instruments on occasions when non-performance risk is determined to represent a significant input in fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance.

        Bunge enters into time charter agreements for utilization of ocean freight vessels for the purpose of transporting agricultural commodities based on forecasted requirements. In addition, Bunge sells

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

through "relet agreements" the right to use these ocean freight vessels when excess freight capacity is available. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels and global economic and trade conditions. Bunge's time charter agreements, which represent unrecognized firm commitments for utilization of ocean freight vessels, have terms ranging from two months to five years. Bunge uses derivative instruments to hedge both time charter agreements and other portions of its anticipated ocean freight costs. A portion of the ocean freight derivatives may be designated as fair value hedges of Bunge's time charter agreements.

        Bunge uses derivative instruments to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether the derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified or amortized to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains or losses in the consolidated statements of income.

        Recoverable Taxes—Recoverable taxes include value-added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge, primarily in Brazil. These recoverable tax payments are included in other current assets or other non-current assets based on their expected realization. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

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

        Included in property, plant and equipment for 2010 and 2009 are biological assets, primarily sugarcane, that are stated at cost less accumulated depletion. The remaining useful lives of Bunge's biological assets range from 1 to 6 years. Depletion is calculated using the estimated units of production based on the remaining useful life of the growing sugarcane.

        Included in property, plant and equipment for 2009 are mining properties that are stated at cost less accumulated depletion. In May 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its phosphate mining assets and its investment in Fosfertil S.A., a phosphate and nitrogen producer in Brazil (see Note 3 of the notes to the consolidated financial statements). The remaining useful lives of Bunge's mines operated in its fertilizer operations estimated through the date of Bunge's sale of its fertilizer nutrients assets ranged from 15 to 52 years. Bunge determined the estimated useful lives of its mines based on reserve estimates and forecasts of annual production. Depletion was calculated using the unit of production method based on proven and probable reserves.

        Bunge capitalizes interest on borrowings during the construction period of major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business acquisition. Goodwill is not amortized, but is tested annually for impairment in the fourth quarter of Bunge's fiscal year or whenever there are indicators that the carrying value of the assets may not be fully recoverable. Bunge uses a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates and estimates of discount rates. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and the implied fair value of goodwill. If the estimates or related projections of the fair value of reporting units change in the future, we may be required to record impairment charges.

        Bunge's reporting segments in which it has recorded goodwill are agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer (see Note 7 of the notes to the consolidated financial statements). Impairment losses are generally included in cost of goods sold in the consolidated statements of income, unless the goodwill is associated with acquired marketing or brand assets, in which case impairment losses are included in selling, general and administrative expenses in the consolidated statements of income.

        Other intangible assets that have finite useful lives include brands, trademarks and other assets which are recorded at fair value at the date of acquisition. Other intangible assets with indefinite lives are not amortized but are tested annually for impairment in the fourth quarter of Bunge's fiscal year or whenever there are indicators that the carrying values of the assets may not be fully recoverable. To

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

test indefinite-lived intangible assets for impairment, Bunge compares the fair values of indefinite-lived intangible assets with their carrying values. The fair values of indefinite-lived intangible assets are determined using discounted cash flows based on planned growth rates and estimates of discount rates. If its carrying value exceeds fair value, an indefinite-lived intangible asset is considered impaired and is reduced to fair value. If the estimates or related projections of the fair values of indefinite-lived intangible assets change in the future, we may be required to record impairment charges. Definite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 2 to 50 years. See Note 8 of the notes to the consolidated financial statements.

        Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets —Bunge reviews its property, plant and equipment and other finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimates of undiscounted future cash flows during the expected useful life of the asset are less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. The impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income. See Note 9 of the notes to the consolidated financial statements.

        Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Impairment of Investments in Affiliates—Bunge continually reviews its investments in affiliates to determine whether a decline in fair value is other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, which include general market conditions specific to the affiliate or the industry in which it operates, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges for investments in affiliates are included as a reduction in share of the equity in earnings of affiliates in the consolidated statements of income.

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors, which are described in Note 25 of the notes to the consolidated financial statements. Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2010, 2009 and 2008 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with a FASB issued standard that provides guidance for recognizing transactions under share-based payment arrangements with employees, and (2) compensation cost for all share-based

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB standard.

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

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer, and when collection of the sale price is reasonably assured. Sales terms provide for passage of title either at the time and point of shipment or at the time and point of delivery of the product being sold. Net sales consist of gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included in net sales due to its operational nature (see Note 5 of the notes to the consolidated financial statements). Sales of a primarily financial nature, such as trade structured financing activities, are recorded net, and margins earned on such transactions are included in net sales. Shipping and handling charges billed to customers are included in net sales and related costs are included in cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $24 million, $26 million and $35 million in 2010, 2009 and 2008, respectively.

        Adoption of New Accounting Pronouncements—Amendment to Consolidation—In June 2009, the FASB issued a standard that requires an enterprise to (1) determine whether an entity is a variable interest entity (VIE), (2) determine whether the enterprise has a controlling financial interest indicating it is a primary beneficiary of a VIE, which would result in the enterprise being required to consolidate the VIE in its financial statements, and (3) provide enhanced disclosures about the enterprise's involvement in VIEs. As a result of the adoption of this standard on January 1, 2010, Bunge consolidated an agribusiness joint venture (see Note 23 of the notes to the consolidated financial statements).

        Accounting for Transfers of Financial Assets—In June 2009, the FASB issued a standard that amended a previously issued standard to improve the information reported in financial statements related to the transfer of financial assets and the effects of the transfers of such assets on the financial

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

position, results from operations and cash flows of the transferor and a transferor's continuing involvement, if any, with transferred financial assets. In addition, the amendment limits the circumstances in which a financial asset or a portion of a financial asset should be derecognized in the financial statements of the transferor when the transferor has not transferred the entire original financial asset. Upon adoption of this standard on January 1, 2010, all trade accounts receivables sold after that date under Bunge's accounts receivable securitization programs (the "securitization programs") are included in trade accounts receivable and the amounts outstanding under the securitization programs are accounted for as secured borrowings and are reflected as short-term debt on Bunge's consolidated balance sheet. As a result of this adoption, Bunge has reduced its utilization of these programs and either terminated or allowed certain of these programs to expire. The adoption of this standard did not have a material impact on Bunge's financial position, results from operations or cash flows. See Note 18 of the notes to the consolidated financial statements.

        Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses —In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. The adoption of this standard did not have a material impact on Bunge's financial position, results from operations or cash flows, but resulted in expanded disclosures (see Notes 5 and 11 of the notes to the consolidated financial statements).

2. Business Acquisitions

        Moema Acquisition—In the first quarter of 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states through the acquisition of Usina Moema Particpacãoes S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par. Bunge collectively refers to the acquired entities as Moema. The purchase consideration for the Moema acquisition was as follows:

(US$ in millions)
Fair value of 10,315,400 Bunge Limited common shares issued	$600
Cash paid	52

Total purchase price	$652

        Bunge issued 9,718,632 of its common shares with a fair value of $570 million and paid 97 million Brazilian reais in cash, which equated to approximately $51 million, at the closing of the transaction. The final purchase price was subject to a post-closing adjustment based on working capital and net debt of the acquired companies at closing under Brazilian generally accepted accounting principles. During the second and third quarters of 2010, Bunge issued 596,768 of its common shares, with a fair value of $30 million and paid 1 million Brazilian reais in cash, which equated to approximately $1 million, in connection with the finalization of all post-closing adjustments. Acquisition related expenses of $11 million associated with the Moema acquisition were included in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

        The table below summarizes Bunge's assessment of the fair values of assets and liabilities acquired and resulting determination of goodwill:

(US$ in millions)	December 31, 2010
Assets acquired:
Cash	$3
Inventories	187
Other current assets	69
Property, plant and equipment	657
Other intangible assets	44
Other non-current assets	127

Total assets	1,087

Liabilities acquired:
Short-term debt	(378)
Other current liabilities	(286)
Long-term debt	(177)
Other non-current liabilities	(34)

Total liabilities	(875)

Goodwill	440

Total purchase price	$652

Intangible assets consist of the following:

(US$ in millions)		Useful Life
Land lease agreements	$43	7 years
Other	1	2-20 years

Total	$44

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

        Moema is a party to a number of claims and lawsuits, primarily civil, labor and environmental claims arising out of the normal course of business. Included in other non-current liabilities is $14 million related to Moema's probable contingencies.

        Moema is included in the sugar and bioenergy segment and the goodwill from this acquisition has been assigned to that segment. The acquisition is expected to complement Bunge's existing sugarcane

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

milling and trading and merchandising activities. The acquisition increases Bunge's presence in the sugar and sugarcane-based ethanol industry in Brazil, substantially increasing Bunge's annual sugarcane crushing capacity. The acquired mills form a cluster within a highly productive region for sugarcane in Brazil. The Moema management team's experience in sugarcane agricultural and industrial processes is expected to complement Bunge's expertise in trade and financial risk management. Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition. Goodwill of $489 million is deductible for tax purposes. In addition, the tax deductible goodwill exceeds the recorded goodwill by approximately $95 million resulting in total tax deductible goodwill of approximately $584 million. As a result, a long-term deferred tax asset of $49 million relating to the excess tax deductible goodwill and a corresponding reduction in goodwill have been recorded in the purchase price allocation.

        Supplemental pro forma financial information is not presented for the year ended December 31, 2009, because it is not practical to provide this information as Moema historically did not report results under U.S. GAAP.

        Included in the consolidated statement of income for the year ended December 31, 2010 are Moema's net sales and losses from operations before income taxes of $496 million and $22 million, respectively.

        Argentina Fertilizer Acquisition—In the first quarter of 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., a subsidiary of Petroleo Brasileiro S.A. (Petrobras), for approximately $80 million. The acquired business is included in Bunge's fertilizer segment. This acquisition expands Bunge's presence in the Argentine retail fertilizer market, allowing it to further develop synergies with its grain origination operations through the sale of products to farmers from whom it may purchase commodities. Based on the fair values of assets and liabilities acquired, $66 million of the purchase price has been allocated to property, plant and equipment, $6 million to other current assets, $7 million to other intangible assets, primarily a non-compete agreement, and $1 million to goodwill.

        Other—In the third quarter of 2010, Bunge completed the acquisitions of two oilseed processing facilities in Turkey in separate transactions for a total purchase price of approximately $24 million, consisting of $5 million in cash and $19 million of other prepayments related to existing contractual arrangements. The preliminary purchase price allocations for the combined transactions included $20 million allocated to property, plant and equipment and $4 million to goodwill.

        In the fourth quarter of 2010, Bunge acquired the North American rice milling business of Pacific International Rice Mills, LLC (PIRM) in its milling products segment for $43 million in cash. PIRM produces bulk and packaged milled rice for domestic and export customers. The acquisition supports Bunge's strategy of expanding into adjacent value chains within the milling products segment. With the preliminary determination of the fair values of acquired assets and liabilities, $17 million of the purchase price has been allocated to property, plant and equipment, $33 million to current assets and $7 million to current liabilities.

        In the fourth quarter of 2010, Bunge acquired the Hungarian margarine businesses of Royal Brinkers in its edible oil products segment for 5 million Euros in cash which equated to approximately $7 million. With the preliminary determination of the fair values of assets and liabilities acquired,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

$2 million of the purchase price has been allocated to property, plant and equipment, $1 million to other intangible assets and $4 million to goodwill.

        Also in the fourth quarter of 2010, Bunge completed the acquisition of several grain elevators in the U.S. in its agribusiness segment in two separate transactions for a total purchase price of $64 million in cash. The preliminary purchase price allocations of the combined transactions included $30 million allocated to property, plant and equipment, $54 million to current assets, $25 million to current liabilities and $5 million to goodwill.

        In 2009, Bunge acquired the European margarine businesses of Raisio plc in its edible oil products segment for a purchase price of 81 million Euros in cash which equated to approximately $115 million, net of $5 million of cash received. Upon completion in 2010 of the determination of the fair values of assets and liabilities acquired, $38 million was recorded as property, plant and equipment, $26 million as other intangible assets, $46 million as goodwill, $9 million as net working capital and $(4) million as deferred tax liabilities. In addition, in 2009 Bunge's edible oil products segment acquired the assets of a U.S. vegetable shortening business for $11 million in cash. Upon completion of the determination of the fair values of assets and liabilities acquired, $8 million was recorded as property, plant and equipment, $1 million as intangible assets and $2 million as current assets.

        In 2009, Bunge finalized purchase price allocations related to the 2008 acquisitions of a sugarcane mill and a wheat milling business in Brazil. The purchase price for the sugarcane mill acquisition was $54 million, consisting of $28 million in cash, an $8 million short-term note payable and $18 million of assumed long-term debt. Bunge had preliminarily recognized $28 million of goodwill in its agribusiness segment as a result of this transaction. Upon the completion of the purchase price allocation, goodwill was reduced by $12 million with $12 million reallocated to property, plant and equipment, $6 million to intangible assets and $(6) million to deferred tax liabilities. The purchase price for the wheat milling business was $17 million in cash. Bunge had preliminarily recognized $14 million of goodwill in its milling products segment as a result of this transaction. Upon the 2009 completion of the purchase price allocation, this $14 million of goodwill was reallocated with $2 million allocated to property, plant and equipment, $19 million to other intangible assets and $7 million to deferred tax liabilities.

        Bunge also completed purchase price allocations during 2009 for the 2008 acquisition of a 50% interest in the owner/operator of a port facility in Vietnam through acquisition of 100% of the company which owns the 50% interest. Bunge determined that its total variable interests in the owner/operator of the port facility, including its ownership share, port management responsibilities and an operational throughput agreement, require consolidation of the owner/operator in its consolidated financial statements under the provisions of a FASB issued standard that provides guidance on entities subject to consolidation. The purchase price was $14 million. Based on the 2008 preliminary purchase price allocation, Bunge recorded $6 million of other intangible assets in its agribusiness segment. Upon the finalization of the purchase price allocation in 2009, $7 million was allocated to other intangible assets and $1 million to deferred tax liabilities.

        Pro forma financial information is not presented as these acquisitions individually and in the aggregate are not material.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Business Divestitures

        In January 2010, Bunge and two of its wholly-owned subsidiaries entered into a definitive agreement (as amended, the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale acquired Bunge's fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil) when the transaction closed on May 27, 2010. Final settlement of the post-closing adjustment as contemplated in the Agreement occurred on August 13, 2010. Bunge received total cash proceeds of $3,914 million and recognized a gain of $2,440 million ($1,901 million net of tax) in its fertilizer segment related to this transaction. Included in the calculation of the gain was $152 million of transaction costs incurred in connection with the divestiture. Total income tax expense associated with the transaction was $539 million, of which approximately $280 million was paid during the year ended December 31, 2010 and approximately $259 million was offset by deferred tax assets and other tax credits and, therefore, did not result in cash tax payments.

        Approximately $144 million of transaction costs and $280 million of withholding taxes are included as a component of cash used for operating activities in Bunge's consolidated statements of cash flows for the year ended December 31, 2010. Gross proceeds of $3,914 million and cash disposed of $106 million related to this transaction are included as a component of cash provided by investing activities in Bunge's consolidated statement of cash flows for the year ended December 31, 2010.

        Assets and liabilities disposed of as part of this transaction included approximately $1,516 million of property, plant and equipment, net, related to fertilizer mining properties and other plants and equipment of the fertilizer nutrients activities.

4. Inventories

        Inventories consist of the following:

	December 31,
(US$ in millions)	2010	2009
Agribusiness (1)	$5,137	$3,535
Sugar and Bioenergy (2)	359	89
Edible oils (3)	460	371
Milling (3)	163	118
Fertilizer (4)	516	749

Total	$6,635	$4,862

(1)
Includes readily marketable agricultural commodity inventories fair value of $4,540 million and $3,197 million at December 31, 2010 and 2009, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

(2)
Includes readily marketable sugar inventories of $86 million and $21 million at December 31, 2010 and 2009, respectively. Of these sugar inventories, $66 million and $21 million are carried at fair value at December 31, 2010 and 2009, respectively, in Bunge's trading and merchandising business. Sugar and ethanol inventories in Bunge's industrial production business are carried at lower of cost or market.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories (Continued)

(3)
Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $225 million and $162 million at December 31, 2010 and 2009, respectively.

(4)
Fertilizer inventories are carried at lower of cost or market.

5. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2010	2009
Prepaid commodity purchase contracts (1)	$267	$110
Secured advances to suppliers (2)	245	275
Unrealized gains on derivative contracts	2,619	1,202
Recoverable taxes—current	500	680
Margin deposits (3)	926	530
Marketable securities	39	15
Other	872	687

Total	$5,468	$3,499

(1)
Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities. These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers' production costs. These advances are strictly financial in nature. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by the farmer's crop, land and physical assets, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $3 million at December 31, 2010 and 2009. Changes in the allowance for 2010 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for recoveries of $1 million. Changes in the allowance for 2009 included an increase of $1 million for additional bad debt provisions and a reduction as the result of foreign exchange adjustments of $1 million.

Interest earned on secured advances to suppliers of $25 million, $41 million and $48 million for 2010, 2009, and 2008, respectively, is included in net sales in the consolidated statements of income.

(3)
Margin deposits include U.S. treasury securities at fair value and cash.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2010	2009
Land	$483	$347
Mining properties	—	301
Biological assets	313	103
Buildings	1,743	2,068
Machinery and equipment	4,270	4,681
Furniture, fixtures and other	488	468

	7,297	7,968
Less: accumulated depreciation and depletion	(2,983)	(3,632)
Plus: construction in progress	998	1,011

Total	$5,312	$5,347

        Bunge capitalized expenditures of $1,117 million, $1,001 million and $1,003 million in 2010, 2009 and 2008, respectively. In addition, included in these capitalized expenditures was capitalized interest on construction in progress of $21 million, $26 million and $18 million in 2010, 2009 and 2008, respectively and non-cash asset acquisitions of $11 million in 2010. Depreciation and depletion expense was $420 million, $427 million and $428 million in 2010, 2009 and 2008, respectively. Certain property, plant and equipment amounts were significantly impacted by acquisition and divestiture activity during 2010 (see Notes 2 and 3 of the notes to the consolidated financial statements).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill

        Bunge performed its annual impairment test in the fourth quarters of 2010, 2009 and 2008. For the year ended December 31, 2010 there was an impairment of $3 million in the milling products segment (see Note 9 of the notes to the consolidated financial statements). There were no impairments of goodwill for the years ended December 31, 2009 and 2008.

        The changes in the carrying amount of goodwill by segment at December 31, 2010 and 2009 are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy (1)	Edible Oil Products	Milling Products	Fertilizer	Total
Balance, January 1, 2009	$164	$105	$37	$19	$—	$325
Goodwill acquired (2)	—	—	50	—	—	50
Reallocation of acquired goodwill (2) (3)	—	(12)	(7)	(14)	—	(33)
Tax benefit on goodwill amortization (4)	(6)	—	—	—	—	(6)
Foreign exchange translation	46	37	3	5	—	91

Balance, December 31, 2009	204	130	83	10	—	427
Goodwill acquired (2)	9	440	4	—	1	454
Reallocation of acquired goodwill (2)	—	—	(4)	—	—	(4)
Impairment	—	—	—	(3)	—	(3)
Tax benefit on goodwill amortization (4)	(6)	—	(1)	—	—	(7)
Foreign exchange translation	8	61	(2)	—	—	67

Balance, December 31, 2010	$215	$631	$80	$7	$1	$934

(1)
See Note 1 and 2 of the notes to the consolidated financial statements.

(2)
See Note 2 of the notes to the consolidated financial statements.

(3)
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Other Intangible Assets

        Intangible assets consist of the following:

	December 31,
(US$ in millions)	2010	2009
Trademarks/brands, finite-lived	$127	$130
Licenses	11	12
Other	115	72

	253	214
Less accumulated amortization:
Trademarks/brands (1)	(54)	(47)
Licenses	(3)	(2)
Other	(39)	(23)

	(96)	(72)
Trademarks/brands, indefinite-lived	29	28

Intangible assets, net of accumulated amortization	$186	$170

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill in the agribusiness segment is in excess of its book goodwill. For financial reporting purposes, for other intangible assets acquired prior to 2009, before recognizing any income tax benefit of tax deductible goodwill in excess of its book goodwill in the consolidated statements of income and after the related book goodwill has been reduced to zero, any such remaining tax deductible goodwill in excess of its book goodwill is used to reduce other intangible assets to zero.

        In 2010, Bunge assigned values totaling $52 million to other intangible assets acquired in business acquisitions. These assets primarily relate to land lease agreements acquired as part of the Moema acquisition (see Note 2 of the notes to the consolidated financial statements). These amounts were allocated $44 million, $7 million and $1 million to the sugar and bioenergy, fertilizer and edible oil products segments, respectively. Finite lives of these assets range from 2 to 20 years. In addition, $9 million of other intangible assets, net have been disposed of as part of the sale of the Brazilian fertilizer nutrients assets (see Note 3 of the notes to the consolidated financial statements) and $9 million of other intangible assets have been impaired (see Note 9 of the notes to the consolidated financial statements).

        Bunge performed its annual impairment test in the fourth quarters of 2010, 2009 and 2008. There were no impairment of indefinite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008.

        The aggregate amortization expense was $23 million, $16 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively. The annual estimated aggregate amortization expense for 2011 is approximately $23 million with approximately $22 million estimated per year for 2012 through 2015.

        In 2009, Bunge acquired assets including $25 million of trademarks and brands, $1 million in licenses and $5 million of other intangible assets in its edible oils products segment and assigned lives to these assets ranging from 3 to 20 years. In addition, $5 million of licenses acquired in 2009 in its agribusiness segment were assigned a 50-year life. Also, as discussed in Note 2 of the notes to the consolidated financial statements, Bunge completed purchase price allocations in 2009 related to certain

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Other Intangible Assets (Continued)

2008 acquisitions, which resulted in the recording of $3 million and $4 million to licenses and other intangible assets, respectively, in the agribusiness segment and $19 million to other intangible assets in the milling products segment with lives ranging from 5 to 40 years.

9. Impairment and Restructuring Charges

        Impairment—In 2010, Bunge recorded pretax non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility that commenced operations in 2008 but has not reached its expected capacity or profitability, $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line, $9 million related to the closure of processing and refining facilities in Europe with restructuring of Bunge's European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil, $3 million related to the write-down of an older and less efficient Brazilian distribution center and $2 million related to the write-down of an administrative office in Brazil. These pretax impairment charges were allocated $35 million to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. The fair values of the processing facilities and distribution center were determined utilizing projected discounted cash flows for these facilities. The fair values of the office facility and the long term supply contract were determined using third-party valuations.

        In 2009, Bunge recorded pretax non-cash impairment charges of $5 million in cost of goods sold in its agribusiness segment, relating to the permanent closure of a smaller, older and less efficient oilseed processing and refining facility in Brazil. In addition, Bunge recorded $26 million of pretax non-cash impairment charges in selling, general and administrative expenses in its agribusiness segment, relating to the write-down of certain real estate assets in South America and an equity investment in a U.S. biodiesel production and marketing company. The fair values of the real estate assets were determined by using third-party valuations. The fair value of the U.S. biodiesel investment was determined utilizing projected cash flows of the biodiesel production and marketing company.

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

        Restructuring—In 2010, Bunge recorded pretax restructuring charges of $19 million in cost of goods sold, which related primarily to the oilseed processing facility closure in the United States, the consolidation of administrative functions in Brazil and restructuring of certain European operations. These restructuring charges were allocated $10 million to the agribusiness segment, $1 million to the sugar and bioenergy segment, $4 million to the edible oil products segment and $4 million to the fertilizer segment. In addition, restructuring charges consisting primarily of termination benefits related to the consolidation of Bunge's Brazilian operations and the closure of certain European oilseed processing and refining facilities were recorded as selling, general and administrative expenses with $3 million, $3 million, $3 million and $1 million allocated to the agribusiness, sugar and bioenergy, edible oil products, and milling products segments, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Impairment and Restructuring Charges (Continued)

        Termination benefit costs in the agribusiness segment for the year ended December 31, 2010 related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of our operations in Brazil. This consolidation of Brazilian operations also impacted the sugar and bioenergy, fertilizer, edible oil products and milling products segments. Termination benefit costs in our edible oil products segment related to 411 employees in connection with the reorganization of certain of our operations in Europe. Bunge has accrued $11 million in its consolidated balance sheets related to the Brazilian restructuring as of December 31, 2010. Substantially all of these costs will be paid in 2011 under severance plans that were defined and communicated in 2010. Funding for the payments will be provided by cash flows from operations.

        In 2009, Bunge recorded pretax restructuring charges of $16 million in cost of goods sold related to its European and Brazilian businesses. These charges consisted of termination benefit costs of $10 million, $3 million and $3 million in the agribusiness, edible oil products and fertilizer segments, respectively. In the agribusiness segment, termination costs related to benefit obligations associated with approximately 48 plant employees related to the closure of a European oilseed processing facility and approximately 47 employees related to the consolidation of our administrative activities in Brazil. In the edible oil products segment, such charges related to benefits due to approximately 405 employees as a result of the reorganization of certain of our operations in Europe and approximately 24 employees as a result of the consolidation of our administrative activities in Brazil. In the fertilizer segment, such charges relate to benefits due to approximately 96 employees related to the consolidation of our administrative activities in Brazil. Approximately $11 million of these costs were paid in 2010 under severance plans that were defined and communicated in 2009. Funding for the payments was provided by cash flows from operations.

        In 2008, Bunge recorded pretax restructuring charges of $8 million in cost of goods sold, related to its European agribusiness and edible oil products segments. These charges consisted of termination benefit costs of $4 million and $1 million in the agribusiness and edible oil products segments, respectively, and other facility closure costs of $3 million in the agribusiness segment. In the agribusiness segment, termination costs related to benefit obligations associated with approximately 21 plant employees and other facility closure expenses. The majority of these costs were paid in 2009 based on decisions that were made and severance plans that were defined and communicated in 2008. Funding for the payments was provided by cash flows from operations.

        The following table summarizes assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition. For additional information on Level 1, 2 and 3 inputs see Note 15 of the notes to the condensed consolidated financial statements.

		Fair Value Measurements Using
	Year Ended December 31, 2010				Impairment Losses Year Ended December 31, 2010
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$96	$—	$—	$96	$(65)

Other Intangible Assets	$3	$—	$—	$3	$(9)

Goodwill	$—	$—	$—	$—	$(3)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Investments in Affiliates

        Bunge participates in several unconsolidated joint ventures and other investments accounted for on the equity method. The most significant of these at December 31, 2010 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        Terminal 6 S.A. and Terminal 6 Industrial S.A.    Bunge has a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. Bunge owns 40% and 50%, respectively, of these joint ventures. In 2010, Ecofuel S.A., of which Bunge is a 50% owner of this company along with AGD in Argentina, merged with Terminal 6 Industrial S.A. Ecofuel manufactured biodiesel products in the Santa Fe province of Argentina.

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

Sugar and Bioenergy

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

Food Products

        Harinera La Espiga, S.A. de C.V.    Bunge is a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations in Mexico. Bunge has a 31.5% interest in the joint venture.

Fertilizers

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Investments in Affiliates (Continued)

        Summarized combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 follows:

	December 31,
(US$ in millions)	2010	2009
Combined financial position (unaudited):
Current assets	$1,269	$1,268
Non-current assets	2,004	2,238

Total assets	$3,273	$3,506

Current liabilities	778	933
Non-current liabilities	600	640
Stockholders' equity	1,895	1,933

Total liabilities and stockholders' equity	$3,273	$3,506

Amounts recorded by Bunge:
Investments (1)	$609	$622

(US$ in millions)	2010	2009	2008
Combined results of operations (unaudited):
Revenues	$2,902	$5,407	$6,063
Income before income tax and noncontrolling interest	82	94	92
Net income	66	82	85
Amounts recorded by Bunge:
Equity in earnings of affiliates (2)	27	80	34

(1)
Approximately $5 million and $9 million of this amount at December 31, 2010 and 2009, respectively, related to Bunge's investment in Bunge-Ergon Vicksburg, LLC. At December 31, 2010 and 2009, Bunge's investment exceeded its underlying equity in the net assets of BEV. Straight line amortization of this excess against equity in earnings of affiliates was $1 million and $4 million, respectively. Amortization of the excess has been attributed to fixed assets of Bunge-Ergon Vicksburg, LLC, which were being amortized over 15 years. At December 31, 2010 and 2009, Bunge's investment of $367 million and $360 million, respectively, equaled its underlying equity in the net assets of Solae.

(2)
In 2009, equity in earnings of affiliates includes a $66 million, (net of tax of $3 million), gain on the sale of Saipol. In 2008, Bunge's equity in earnings of Solae included impairment and restructuring charges of $5 million, net of a tax benefit of $2 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets:

        Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2010	2009
Recoverable taxes	$964	$769
Long-term receivables from farmers, net	377	393
Judicial deposits	172	198
Other long-term receivables	129	186
Pension plan assets in excess of benefit obligations	12	70
Other	291	342

Total	$1,945	$1,958

        Recoverable taxes—Recoverable taxes included in other non-current assets are reported net of allowances of $38 million and $71 million at December 31, 2010 and 2009, respectively.

        Long-term receivables from farmers in Brazil—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. These are both commercial transactions that are intended to be short-term in nature with amounts expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crops are harvested. These arrangements are typically secured by the farmer's expected current year crop and liens on land, buildings and equipment to ensure recoverability in the event of crop failure. The terms of fertilizer credit sales do not include interest. The secured advances against commitments to deliver soybeans provide for interest between the advance date and the scheduled soybean delivery date. The credit factors considered by Bunge in evaluating farmers before initial advance or extension of credit include, among other things, the credit history of the farmer, financial strength, available agricultural land, and available collateral in addition to the expected crop.

        From time to time, weather conditions in certain regions of Brazil and farming economics in general, are adversely affected by factors including volatility in soybean prices, movements in the Brazilian real relative to the U.S. dollar and crop quality and yield issues. In the event of a farmer default resulting from these or other factors, Bunge considers these secured advance and credit sale amounts as past due immediately when the expected soybeans are not delivered as scheduled against advances or when the credit sale amounts are not paid when they come due at the end of the harvest. A large portion of these defaulted accounts resulted from poor crops in certain regions of Brazil in 2005 and 2006. While Brazilian farm economics have improved from those consecutive crop failures, some farmers have continued to face economic challenges due to high debt levels and a strong Brazilian real.

        Upon farmer default, Bunge generally initiates legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. As a result, once accounts have been submitted to the judicial process for recovery, Bunge may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery of amounts owed.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets: (Continued)

        Credit quality and allowance for uncollectible accounts—Bunge adopted the accounting guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, Bunge has determined that the long-term receivables from farmers in Brazil is a single portfolio segment.

        Bunge evaluates this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement attribute and a similar method for assessing and monitoring risk. Bunge has identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined by Bunge on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, Bunge considers historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

        Impairment—For both classes, a long-term receivable from farmers in Brazil is considered impaired, based on current information and events, if Bunge determines it to be probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income on secured advances to farmers is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined to not be probable. No additional interest income is accrued from the point of default until ultimate recovery, where amounts collected are credited first against the receivable and then to any unrecognized interest income.

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil as of December 31, 2010 for renegotiated amounts and amounts in the legal collection process.

December 31,
(US$ in millions)	2010
Legal collection process (1)	$441
Renegotiated amounts:
Current	137

Total	$578

(1)
All amounts in legal process are considered past due upon initiation of legal action.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets: (Continued)

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts as of December 31, 2010.

	December 31, 2010
(US$ in millions)	Recorded Investment	Allowance
For which an allowance has been provided:
Renegotiated amounts	$66	$39
Legal collection process	180	162
For which no allowance has been provided:
Renegotiated amounts	71	—
Legal collection process	261	—

Total	$578	$201

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil for the year ended December 31, 2010.

December 31,
(US$ in millions)	2010
Beginning Balance	$232
Bad debt provision	31
Recoveries	(15)
Write-offs	(57)
Transfers (1)	4
Foreign exchange translation	6

Ending balance	$201

(1)
Represents reclassifications from allowance for doubtful accounts-current for secured advances to suppliers.

        Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the court in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

        Other long-term receivables—Other long-term receivables include primarily installment payments to be received from Bunge's sale of its 33.34% interest in Saipol S.A.S. in December 2009 for 145 million Euros, or its equivalent at that date of approximately $209 million. The sale agreement provided for payment in four equal annual installments, the first of which was received in January, 2010. The reported long-term balance related to Saipol represents installments expected after 2011. The January 2011 installment is included in other current assets (see Note 5 of the notes to the consolidated financial statements).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2010	2009
Accrued liabilities	$1,268	$1,046
Unrealized loss on derivative contracts	2,105	1,250
Advances on sales	323	253
Other	79	86

Total	$3,775	$2,635

13. Asset Retirement Obligations

        Bunge has asset retirement obligations with carrying amounts totaling $43 million and $71 million at December 31, 2010 and 2009, respectively. Asset retirement obligations are primarily in the agribusiness segment, related to the restoration of leased land to its original state and removal of the plants upon termination of the leases, and in its edible oil products segment, related to the removal of certain storage tanks associated with edible oil refining facilities.

        The change in carrying value of asset retirement obligations in 2010 consisted of additions of $6 million in the sugar and bioenergy segment related to the acquisition of Moema, a $3 million increase of the initial obligation, which resulted from a decrease in the discount rate used to calculate the present value ($2 million in the fertilizer segment and $1 million in the agribusiness segment), an increase of $3 million for accretion expense, an increase of $2 million related to currency translation and a decrease of $42 million in the fertilizer segment due to the sale of the nutrients assets (see Note 3 of the notes to the consolidated financial statements). The change in carrying value of asset retirement obligations in 2009 consisted of a $13 million increase of the initial obligation, which resulted from a decrease in the discount rate used to calculate the present value ($8 million in the fertilizer segment, $4 million in the agribusiness segment and $1 million in the edible oil products segment), an increase of $9 million for accretion expense and an increase of $13 million related to currency translation.

14. Income Taxes

        Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates and Bunge's profitability in each taxing jurisdiction.

        Bunge records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets might not be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate tax jurisdiction.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

        Bunge has elected to use the U.S. federal income tax rate to reconcile its provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
United States	$42	$184	$126
Non-United States	3,008	(39)	1,411

Total	$3,050	$145	$1,537

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Current:
United States	$(33)	$(58)	$(12)
Non-United States	(499)	(39)	(511)

	(532)	(97)	(523)

Deferred:
United States	(12)	(13)	(22)
Non-United States	(148)	217	273

	(160)	204	251

Uncertain:
United States	(1)	(2)	(1)
Non-United States	4	5	28

	3	3	27

Total	$(689)	$110	$(245)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

        Reconciliation of the income tax (expense) benefit if computed at the U.S. Federal income tax rate to Bunge's reported income tax (expense) benefit is as follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Income from operations before income tax	$3,050	$145	$1,537
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(1,068)	(51)	(538)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	515	163	166
Changes in valuation allowances	(129)	(17)	(47)
Goodwill amortization	44	31	23
Benefit from interest on capital dividends paid by Brazilian companies	2	1	14
Investment tax credits	27	22	45
Foreign exchange on monetary items	(9)	(11)	69
Non-deductible expenses	(68)	(35)	(35)
Uncertain tax positions	3	3	27
Other	(6)	4	31

Income tax (expense) benefit	$(689)	$110	$(245)

        Bunge's subsidiaries had undistributed earnings amounting to $6,808 million at December 31, 2010. These amounts are considered to be permanently reinvested and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes on some of these distributions in various jurisdictions and also to foreign withholding taxes; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

        The primary components of deferred tax assets and liabilities and related valuation allowances are as follows:

	December 31,
(US$ in millions)	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$1,098	$1,072
Excess of tax basis over financial statement basis of property, plant and equipment	34	17
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	115	136
Tax credit carryforwards	12	21
Inventories	—	3
Other accruals and reserves not currently deductible for tax purposes	625	499

Total deferred tax assets	1,884	1,748
Less valuation allowances	(245)	(116)

Deferred tax assets, net of valuation allowance	1,639	1,632

Deferred tax liabilities:
Excess of financial statement basis over tax basis of long-lived assets	179	255
Undistributed earnings of affiliates not considered permanently reinvested	30	31
Inventories	11	20
Other temporary differences	332	124

Total deferred tax liabilities	552	430

Net deferred tax assets	$1,087	$1,202

        Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        At December 31, 2010, Bunge's pretax loss carryforwards totaled $3,485 million, of which $2,694 million have no expiration, including loss carryforwards of $2,361 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income. The remaining tax loss carryforwards expire at various periods beginning in 2011 through the year 2027.

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

        In 2010, income tax expense increased $128 million for net valuation allowances. There is an increase in the valuation allowance for tax carryforwards in Russia and Italy due to an uncertain economic environment in those countries combined with 10 and 5 year carryforward limitations,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

respectively. In addition, the valuation allowance increased in Brazil as a result of losses in companies with no source of income and the decision to liquidate one of Bunge's Brazilian finance subsidiaires.

        Uncertain Tax Liabilities—FASB issued a standard on income taxes that requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2010 and 2009, respectively, Bunge had recorded tax liabilities of $98 million and $104 million in other non-current liabilities and $4 million and $7 million in current liabilities in its consolidated balance sheets, of which $42 million and $40 million relates to accrued penalties and interest. During 2010, 2009 and 2008, respectively, Bunge recognized $(2) million, $8 million and $13 million in interest and penalties in income tax (expense) benefit in the consolidated statements of income. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2010	2009	2008
Balance at January 1	$111	$138	$197
Additions based on tax positions related to the current year	1	1	3
Additions based on tax positions related to prior years	7	42	11
Reductions for tax positions of prior years	—	—	(40)
Settlement or clarification from tax authorities	(2)	(81)	(2)
Expiration of statute of limitations	(7)	(3)	(1)
Sale of Brazilian fertilizer nutrients assets	(6)	—	—
Foreign currency translation	(2)	14	(30)

Balance at December 31	$102	$111	$138

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. There are no positions at December 31, 2010 with respect to which the unrecognized tax benefit is expected to increase or decrease significantly within the next 12 months.

        The net reduction of $27 million in 2009 included settlements of $39 million under a Brazilian tax amnesty program, a reversal of $7 million due to a favorable ruling from applicable tax authorities, $14 million of currency translation adjustments and various smaller items totaling $4 million.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	1998-2010
South America	2004-2010
Europe	2004-2010
Asia	2003-2010

        During 2010, the Brazilian IRS commenced an examination of the income tax returns of one of Bunge's Brazilian subsidiaries for the years 2005 to 2007. As of December 31, 2010, the Brazilian IRS has proposed certain significant adjustments to the subsidiary filed tax returns. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

        Bunge paid income taxes, net of refunds received, of $398 million, $205 million and $394 million during the years ended December 31, 2010, 2009 and 2008, respectively. These net payments include payments of interim estimated income and withholding taxes in accordance with applicable tax laws, primarily in Brazil. For 2009 and 2008, estimated tax payments exceeded the annual amounts ultimately determined to be owed by $168 million and $42 million, respectively. In accordance with applicable tax laws, these overpayments may be recoverable from future income taxes or certain non-income taxes payable. For 2010, income tax payments in Europe included the use of $13 million of recoverable value-added taxes in accordance with applicable regulations. Bunge had $27 million, $38 million and $75 million withheld by third-parties and remitted to applicable governments on its behalf during the years ended December 31, 2010, 2009 and 2008, respectively.

        Brazil Tax Law Changes—Brazil enacted new "thin capitalization" tax legislation in June 2010. This legislation denies income tax deductions for interest payments with respect to certain debt to the extent a company's debt-to-equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law. The thin capitalization legislation provides for an effective date of January 1, 2010 with respect to both the income tax and social contribution tax on income (25% and 9%, respectively, which are reported together as income tax expense in Bunge's consolidated statements of income). However, based on external legal advice, Bunge has concluded that under Brazil's Constitution, the new law cannot apply to the income tax portion until January 1, 2011 and the social contribution portion can only apply from March 15, 2010. Because Bunge believes that it is more likely than not that this position will be sustained, it has not accrued any income tax with respect to this new legislation at December 31, 2010, but has accrued the social contribution portion only of $15 million from March 15, 2010.

15. Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. For long-term debt, see Note 17 of the notes to the consolidated financial statements. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge's principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy established in a FASB issued standard, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009. The majority of Bunge's exchange traded agricultural commodity futures are settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below. Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Fair Value Measurements at Reporting Date Using
	December 31, 2010				December 31, 2009
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 4)	$—	$4,567	$264	$4,831	$—	$3,271	$109	$3,380
Unrealized gain on designated derivative contracts (1):
Interest Rate	—	—	—	—	—	9	—	9
Foreign Exchange	—	22	—	22	—	11	—	11
Unrealized gain on undesignated derivative contracts (1):
Interest Rate	—	4	—	4	—	—	—	—
Foreign Exchange	2	209	1	212	—	41	3	44
Commodities	114	1,754	454	2,322	34	905	94	1,033
Freight	1	22	3	26	—	68	8	76
Energy	9	11	16	36	10	22	13	45
Other (2)	252	88	—	340	138	16	—	154

Total assets	$378	$6,677	$738	$7,793	$182	$4,343	$227	$4,752

Liabilities:
Unrealized loss on designated derivative contracts (3):
Interest Rate	$—	$—	$—	$—	$—	$7	$—	$7
Foreign Exchange	—	22	—	22	—	123	—	123
Unrealized loss on undesignated derivative contracts (3):
Interest Rate	—	1	—	1	—	2	—	2
Foreign Exchange	—	69	—	69	7	15	—	22
Commodities	692	1,167	162	2,021	113	693	84	890
Freight	—	—	—	—	98	106	—	204
Energy	8	1	5	14	8	7	3	18

Total liabilities	$700	$1,260	$167	$2,127	$226	$953	$87	$1,266

(1)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. At December 31, 2009, $8 million of unrealized gains on designated and undesignated derivative contracts are included in other non-current assets. There are no such amounts included in other non-current assets at December 31, 2010.

(2)
Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(3)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. At December 31, 2009, $8 million of unrealized losses on designated and undesignated derivative contracts are included in other non-current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2010.

        Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold, foreign exchange gain or loss, other income (expense) or other comprehensive income (loss).

        OTC derivative contracts include swaps, options and structured transactions that are valued at fair value generally are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market. When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

        Bunge designates certain derivative instruments as fair value hedges or cash flow hedges and assesses, both at inception of the hedge and on an ongoing basis, whether derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items or anticipated cash flows.

        Readily marketable inventories—The majority of Bunge's readily marketable commodity inventories are valued at fair value. These agricultural commodity inventories are readily marketable, have quoted market prices and may be sold without significant additional processing. Changes in the fair values of these inventories are recognized in the consolidated statements of income as a component of cost of goods sold.

        Readily marketable inventories reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge's inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

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

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances relating to non-performance by counterparties at December 31, 2010 and 2009.

        Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009. Level 3 instruments presented in the tables include readily marketable inventories and derivatives. These instruments were valued using pricing models that, in management's judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2010	$31	$109	$140
Total gains and losses (realized/unrealized) included in cost of goods sold	385	408	793
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	(1)	—	(1)
Purchases, issuances and settlements	(156)	(257)	(413)
Transfers into Level 3	59	6	65
Transfers out of Level 3	(11)	(2)	(13)

Balance, December 31, 2010	$307	$264	$571

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2009	$(101)	$183	$82
Total gains and losses (realized/unrealized) included in cost of goods sold	117	101	218
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	3	—	3
Purchases, issuances and settlements	(68)	(185)	(253)
Transfers in (out) of Level 3	80	10	90

Balance, December 31, 2009	$31	$109	$140

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes changes in unrealized gains or losses recorded in earnings during the year ended December 31, 2010 and 2009 for Level 3 assets and liabilities that were held at December 31, 2010 and 2009:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2010:
Cost of goods sold	$421	$239	$660

Foreign exchange gains (losses)	$(1)	$—	$(1)

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2009:
Cost of goods sold	$59	$66	$125

Foreign exchange gains (losses)	$3	$—	$3

(1)
Derivatives, net include Level 3 derivative assets and liabilities

Derivative Instruments

        Interest Rate Derivatives—Interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements have been designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge enters into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. Bunge also enters into certain interest rate basis swap agreements that do not qualify as hedges for accounting purposes. As a result, changes in fair value of such interest rate basis swap agreements are recorded in earnings.

        On July 7, 2010, Bunge discontinued the hedge relationship between the hedged $250 million term loan due 2011, which was repaid on the same day, and the interest rate swap agreement with a notional value of $250 million which had been hedging that exposure.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The following table summarizes Bunge's outstanding interest rate swap and interest rate basis swap agreements at December 31, 2010:

(US$ in millions, except percentages)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (4)
Interest rate swap agreements	$475	$725
Weighted-average rate payable—1.56% (1)
Weighted-average rate receivable—3.05% (2)
Interest rate basis swap agreements	$375	$375
Weighted-average rate payable—0.61% (1)
Weighted-average rate receivable—0.26% (3)

(1)
Interest is payable in arrears based on the average daily effective Federal Funds rate, three-month U.S. dollar LIBOR and six-month U.S. dollar LIBOR prevailing during the respective period plus a spread.

(2)
Interest is receivable in arrears based on a fixed interest rate.

(3)
Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

(4)
The interest rate swap agreements mature in 2011 and 2013.

        Bunge recognized approximately $9 million, $8 million and $3 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2010, 2009 and 2008, respectively, relating to its outstanding interest rate swap agreements. In addition, in 2010, 2009 and 2008, Bunge recognized gains of approximately $11 million, $11 million and $12 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        Bunge reclassified a loss of approximately $6 million in 2010 and $2 million in each of the years 2009 and 2008 from accumulated other comprehensive income (loss) in its consolidated balance sheets to interest expense in its consolidated statements of income, which related to settlements of certain derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing (see Notes 17 of the notes to the consolidated financial statements).

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the notional amounts of open foreign exchange positions at December 31, 2010.

	December 31, 2010
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long (1)			Unit of Measure
(US$ in millions)		(Short) (2)	Long (2)
Foreign Exchange:
Options	$—	$(24)	$1	Delta
Forwards	(111)	(6,710)	4,528	Notional
Swaps	—	(176)	136	Notional

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

        The table below summarizes Bunge's outstanding cross-currency interest rate swap agreements at December 31, 2010.

(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative (1)
U.S. dollar/Yen cross currency interest rate swaps	$123	$123

(1)
Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three-month U.S. dollar LIBOR and is receivable in arrears based on three-month Yen LIBOR.

        Commodity derivatives—Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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

        The table below summarizes the volumes of open agricultural commodities derivative positions at December 31, 2010.

	December 31, 2010
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Agricultural Commodities
Futures	(12,056,477)	—	—	Metric Tons
Options	(381,870)	(199,531)	214,313	Metric Tons
Forwards	—	(21,829,007)	31,258,483	Metric Tons
Swaps	—	(4,767,258)	408,233	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements, or FFAs and FFA options to hedge portions of its current and anticipated ocean freight costs. A portion of the ocean freight derivatives have been designated as fair value hedges of Bunge's firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as fair value hedges, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the open ocean freight positions at December 31, 2010.

	December 31, 2010
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Ocean Freight
FFA	(3,874)	(365)	—	Hire Days
FFA Options	680	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

        Energy derivatives—Bunge uses derivative instruments to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions at December 31, 2010.

	December 31, 2010
	Exchange Traded	Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Natural Gas (3)
Futures	(1,402,500)	(2,729)	—	MMBtus
Swaps	—	(25,000)	1,084,777	MMBtus
Options	1,264,351	(102,319)	—	MMBtus
Energy—Other
Futures	128,680	—	—	Metric Tons
Forwards	—	(1,175,045)	6,657,552	Metric Tons
Swaps	—	(137,000)	354,000	Metric Tons
Options	40,815	—	119,046	Metric Tons

(1)
Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared swaps, options and forwards are presented on a gross (short) and long position basis.

(3)
Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statements of income for the years ended December 31, 2010 and 2009.

	Gain or (Loss) Recognized in Income on Derivative
		December 31,
(US$ in millions)	Location	2010	2009
Designated Derivative Contracts:
Interest Rate (1)	Interest income/Interest expense	$1	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—	—
Commodities (3)	Cost of goods sold	—	—
Freight (3)	Cost of goods sold	—	(14)
Energy (3)	Cost of goods sold	—	—

Total		$1	$(14)

Undesignated Derivative Contracts:
Interest Rate	Interest expense	$(1)	$—
Interest Rate	Other income (expenses)—net	(40)	(3)
Foreign Exchange	Foreign exchange gains (losses)	95	(209)
Foreign Exchange	Cost of goods sold	36	29
Commodities	Cost of goods sold	(449)	(395)
Freight	Cost of goods sold	(4)	(24)
Energy	Cost of goods sold	2	(5)

Total		$(361)	$(607)

(1)
The gains or (losses) on the hedged items are included in interest income and interest expense, respectively, as are the offsetting gains or (losses) on the related interest rate swaps.

(2)
The gains or (losses) on the hedged items are included in foreign exchange gains (losses).

(3)
The gains or (losses) on the hedged items are included in cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statements of income for the year ended December 31, 2010.

		Gain or (Loss) Recognized in Accumulated OCI (1)	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)
					Gain or (Loss) Recognized in Income on Derivative (2)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount (3)
Cash Flow Hedge:
			Foreign		Foreign
			exchange		exchange
Foreign Exchange (4)	$—	$2	gains (losses)	$3	gains (losses)	$—
			Cost of		Cost of
Commodities (5)	45	19	goods sold	12	goods sold	(2)

Total	$45	$21		$15		$(2)

Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$—	$(17)	gains (losses)	$—	gains (losses)	$—

Total	$—	$(17)		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2010, Bunge expects to reclassify into income in the next 12 months approximately $5 million of after tax gains related to its agricultural commodities cash flow hedges. As of December 31, 2010, there are no foreign exchange cash flow hedges or net investment hedges outstanding.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of loss recognized in income is $2 million, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts matured at various dates in 2010.

(5)
The changes in the market value of these futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The commodities futures contracts mature at various dates in 2011.

(6)
Bunge paid Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. The swaps matured in 2010. In July 2010, Bunge de-designated the net investment hedge. Gains or losses due to changes in exchange rates on the de-designated swaps were recorded in the income statement from the date of de-designation until maturity.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statements of income for the year ended December 31, 2009.

		Gain or (Loss) Recognized in Accumulated OCI (1)	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)
					Gain or (Loss) Recognized in Income on Derivative (2)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount (3)
Cash Flow Hedge:
			Foreign		Foreign
			exchange		exchange
Foreign Exchange (4)	$859	$46	gains (losses)	$(36)	gains (losses)	$(9)
			Cost of		Cost of
Commodities (5)	55	(21)	goods sold	(11)	goods sold	(1)

Total	$914	$25		$(47)		$(10)

Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$419	$147	gains (losses)	$—	gains (losses)	$—

Total	$419	$147		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2009, Bunge expects to reclassify into income in the next 12 months approximately $1 million, $(2) million and zero of after tax gains related to its foreign exchange, agricultural commodities and net cash flow hedges, respectively.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of loss recognized in income is $1 million, which relates to the ineffective portion of the hedging relationships, and $9 million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts matured at various dates in 2010 and 2011.

(5)
The changes in the market value of these futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The commodities futures contracts matured at various dates in 2010.

(6)
Bunge paid Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets. The swaps matured at various dates in 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings as of December 31, 2010 and 2009 was 2.53% and 12.54%, respectively.

	December 31,
(US$ in millions)	2010	2009
Lines of credit:
Secured	$15	$—
Unsecured, variable interest rates from 1.27% to 18.70%	1,703	166

Total short-term debt	$1,718	$166

        At December 31, 2010, Bunge had no outstanding amounts under its $575 million commercial paper program. The commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody's Investors Services. The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. At December 31, 2010, no borrowings were outstanding under these committed back-up bank credit lines.

        In addition to the committed facilities noted above, from time to time, Bunge enters into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2010, $1,075 million was outstanding under these uncommitted short-term credit lines. In addition, Bunge's operating companies had $643 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2010 to support working capital requirements.

        At December 31, 2010, Bunge had approximately $575 million of unused and available borrowing capacity under its commercial paper program and committed short-term credit facilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt

        Long-term obligations are summarized below.

	December 31,
(US$ in millions)	2010	2009
Term loans due 2011—LIBOR (1) plus 1.25% to 1.75%	$475	$475
Term loan due 2011—fixed interest rate of 4.33%	—	250
Term loan due 2013—fixed interest rate of 3.32%	300	—
Japanese Yen term loan due 2011—Yen LIBOR (2) plus 1.40%	123	108
7.44% Senior Guaranteed Notes, Series C, due 2012	—	351
7.80% Senior Notes due 2012	—	200
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (3) loans, variable interest rate indexed to TJLP (4) plus 3.20% to 4.50% payable through 2016	118	106
Other	115	127

	3,163	3,649
Less: Current portion of long-term debt	(612)	(31)

Total long-term debt	$2,551	$3,618

(1)
One-, three- and six-month LIBOR at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively, and at December 31, 2009 were 0.23%, 0.25% and 0.43% per annum, respectively.

(2)
Three-month Yen LIBOR at December 31, 2010 and 2009 was 0.19% and 0.28%, respectively.

(3)
BNDES loans are Brazilian government industrial development loans.

(4)
TJLP is a long-term interest rate published by the Brazilian government on a quarterly basis. The annualized rate for 2010 and 2009 was 6.00% and 6.13%, respectively.

        The fair values of long-term debt, including current portion, at December 31, 2010 and 2009 were $3,407 million and $3,796 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.

        In December 2010, Bunge entered into a bilateral term loan agreement with a group of lending institutions for $300 million. The term loan is set to mature in 2013, is fully funded as of December 31, 2010 and carries interest of 3.32%.

        Bunge may from time to time seek to retire or purchase outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, Bunge's liquidity requirements, contractual restrictions and other factors. The following table summarizes debt repayments made using certain of the proceeds from the sale of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt (Continued)

Bunge's Brazilian fertilizer nutrients assets (see Note 3 of the notes to the consolidated financial statements).

(US$ in millions)	Aggregate Principal Amount	Aggregate Repayment Amount
7.44% Senior Guaranteed Notes, Series C, due 2012 (1)	$351	$406
7.80% Senior Notes, due 2012 (2)	198	230
Term Loan, fixed interest rate of 4.33%, due 2011 (3)	250	260
Other (4)	28	35

Total	$827	$931

(1)
The aggregate repayment amount includes a $48 million make-whole payment and $7 million of accrued and unpaid interest. Also, in connection with this debt redemption, Bunge recognized a loss of $4 million related to the non-cash write-off of unamortized losses on treasury rate lock contracts and unamortized debt issuance costs.

(2)
The aggregate repayment amount includes a $28 million make-whole payment and $4 million of accrued and unpaid interest. Also in connection with this debt redemption, Bunge recognized a loss of $2 million related to the non-cash write-off of unamortized losses on treasury rate lock contracts, and unamortized original issue discount and issuance costs.

(3)
The aggregate repayment amount paid to the participant banks of the syndicated term loan includes a $6 million make-whole payment and $4 million of accrued and unpaid interest.

(4)
The aggregate repayment amount includes a $7 million make-whole payment.

        In addition, in February 2010, Bunge repurchased and cancelled approximately $2 million of the then outstanding $200 million aggregate principal amount of the 7.80% senior notes due 2012.

        At December 31, 2010, Bunge had approximately $2,232 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $80 million at December 31, 2010 have been mortgaged or otherwise collateralized against long-term debt of $122 million at December 31, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt (Continued)

        Principal Maturities.    Principal maturities of long-term debt at December 31, 2010 are as follows:

(US$ in millions)
2011	$612
2012	34
2013	638
2014	581
2015	408
Thereafter	890

Total	$3,163

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and indebtedness at the subsidiary level. Bunge was in compliance with these covenants at December 31, 2010.

        In 2010, 2009 and 2008, Bunge paid interest, net of interest capitalized, of $247 million, $284 million and $309 million, respectively.

18. Accounts Receivable Securitization Facilities

        In January 2010, Bunge adopted a FASB issued standard that resulted in amounts outstanding under its securitization programs being accounted for as secured borrowings and reflected as short-term debt on its consolidated balance sheet. As a result of this change in accounting standards, Bunge significantly reduced its utilization of these programs and either terminated or allowed these programs to expire.

        Certain of Bunge's European subsidiaries had an accounts receivable securitization facility, through which subsidiaries sold without recourse, certain eligible trade accounts receivable up to a maximum amount of 200 million Euro. Utilization of these facilities stopped in March 2010 and the facility was allowed to expire in October 2010. The effective yield rates on accounts receivable sold were based on monthly EUR LIBOR plus 0.295% per annum, which included the program cost and certain administrative fees. In the years ended December 31, 2010, 2009 and 2008, Bunge recognized expenses of approximately $1 million, $5 million and $13 million, respectively, in selling, general and administrative expenses in its consolidated statements of income related to this facility. At December 31, 2009, Bunge had sold approximately $198 million of accounts receivable to the facility, of which it had retained $56 million of beneficial interests in certain accounts receivable that did not qualify as sales. The beneficial interests were subordinate to investors' interests and were valued at historical cost, which approximated fair value. The beneficial interests were recorded in other current assets in Bunge's consolidated balance sheet, net of an allowance for doubtful accounts of $8 million against the beneficial interests at December 31, 2009. There were no amounts outstanding under the facility at December 31, 2010.

        Bunge had two revolving accounts receivable securitization facilities through its North American operating subsidiaries, through which it sold, on a revolving basis, undivided percentage ownership interests (undivided interests) in designated accounts receivable pools without recourse up to a maximum of approximately $221 million as of December 31, 2009. During 2010, Bunge did not utilize

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Accounts Receivable Securitization Facilities (Continued)

these facilities and it terminated the $71 million facility in March 2010 and allowed the $150 million facility to expire in July 2010. The effective rate on these facilities approximated the 30 day commercial paper rate plus annual commitment fees ranging from 90 basis points on an undrawn basis to 150 basis points on a drawn basis. During 2009, outstanding undivided interests averaged $153 million. There were no outstanding undivided interests in pooled accounts receivable at December 31, 2010 or 2009. Bunge recognized expenses of $1 million, $4 million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively, in selling, general and administrative expenses in its consolidated statements of income.

19. Pension Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian, European and Brazilian based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service.

        The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefits plan is in the United States. The U.S. funding policy requires at least those amounts required by the Pension Protection Act of 2006. Assets of the plans consist primarily of equity and fixed income investments.

        Plan Amendments and Transfers In—At December 31, 2010, there was a transfer in of assets and liabilities of a plan sponsored by one of Bunge's European subsidiaries due to statutory charges. This plan was previously accounted for as a defined contribution plan. In 2009, there was a transfer in that resulted from certain plan combinations in Bunge's European operations. There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2010 and 2008.

        Plan Settlement and Transfers Out—In 2010, there was a transfer out that resulted from the divestiture of Bunge's Brazilian fertilizer nutrients assets (see Note 3 of the notes to the consolidated financial statements), which included its Brazil-based fertilizer subsidiary, Ultrafertil, SA (Ultrafertil). Ultrafertil was a participating sponsor in a frozen multiple-employer defined benefit pension plan (the "Petros Plan") that was managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the fertilizer industry in Brazil. The Petros Plan was funded in accordance with Brazilian statutory requirements. The sale of Bunge's Brazilian fertilizer nutrients assets was accounted for as a settlement of the Petros Plan of approximately $42 million. In 2009, Bunge terminated certain of its Canadian plans which resulted in a $7 million settlement.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The following table sets forth in aggregate a reconciliation of the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2010 and 2009 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. A measurement date of December 31, Bunge's fiscal year end, was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligation as of beginning of year	$394	$346	$479	$328
Service cost	13	12	3	3
Interest cost	24	22	22	41
Actuarial loss (gain), net	19	29	9	28
Employee contributions	—	—	1	2
Net transfers in (out)	—	—	(398)	14
Plan amendments	—	—	1	—
Plan settlements	—	—	42	(7)
Effect of plan combinations	—	—	—	(8)
Benefits paid	(17)	(14)	(19)	(27)
Expenses paid	(1)	(1)	—	—
Impact of foreign exchange rates	—	—	(4)	105

Benefit obligation as of end of year	$432	$394	$136	$479

Change in plan assets:
Fair value of plan assets as of beginning of year	$298	$220	$493	$368
Actual return on plan assets	48	48	28	29
Employer contributions	2	45	14	10
Employee contributions	—	—	1	2
Plan settlements	—	—	(2)	(7)
Effect of plan combinations	—	—	—	(2)
Divestitures	—	—	(398)	—
Benefits paid	(17)	(14)	(19)	(27)
Expenses paid	(1)	(1)	—	—
Impact of foreign exchange rates	—	—	(2)	120

Fair value of plan assets as of end of year	$330	$298	$115	$493

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(102)	$(96)	$(21)	$14
Net (liability) asset recognized in the balance sheet	$(102)	$(96)	$(21)	$14

Amounts recognized in the balance sheet consist of:
Non-current assets	$2	$1	$10	$69
Current liabilities	(1)	(1)	(2)	(10)
Non-current liabilities	(103)	(96)	(29)	(45)

Net (liability) asset recognized	$(102)	$(96)	$(21)	$14

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset of $1 million ($1 million, net of tax), unrecognized prior service cost of $9 million ($6 million, net of tax) and unrecognized actuarial loss of $110 million ($71 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2011 is $2 million ($1 million, net of tax) and unrecognized actuarial loss of $6 million ($4 million, net of tax).

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2010, the $432 million and $136 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $381 million and $39 million, respectively, which were in excess of the fair value of related plan assets of $276 million and $8 million, respectively. At December 31, 2009, the $394 million and $479 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $377 million and $64 million, respectively, which were in excess of the fair value of related plan assets of $281 million and $9 million, respectively. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $381 million and $81 million at December 31, 2010 and $347 million and $456 million at December 31, 2009, respectively.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2010	2009	2010	2009
Projected benefit obligation	$381	$377	$29	$52
Accumulated benefit obligation	330	330	28	49
Fair value of plan assets	276	281	3	3

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit plans:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2010	2009	2008	2010	2009	2008
Service cost	$13	$12	$11	$3	$3	$5
Interest cost	24	22	21	22	41	37
Expected return on plan assets	(24)	(22)	(20)	(25)	(43)	(39)
Amortization of prior service cost	2	2	1	1	1	1
Amortization of net loss	5	3	1	—	(2)	—
Settlement loss recognized	—	—	—	26	1	—

Net periodic benefit costs	$20	$17	$14	$27	$1	$4

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The weighted-average actuarial assumptions used in determining the benefit obligation under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2010	2009	2010	2009
Discount rate	6.0%	6.2%	4.4%	10.5%
Increase in future compensation levels	4.2%	4.2%	2.4%	6.3%

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	6.2%	6.5%	6.5%	10.5%	11.4%	9.4%
Increase in future compensation levels	4.2%	4.2%	4.3%	6.3%	6.7%	4.8%
Expected long-term rate of return on assets	8.0%	8.0%	7.8%	11.4%	10.9%	10.2%

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

        In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flows and expenses are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts, anticipated returns are not reduced for taxes.

        Plan Assets—Beginning with the year ended December 31, 2009, Bunge adopted prospectively the guidance of a FASB issued standard that requires expanded and more detailed disclosures about its sponsored postretirement defined benefit plan assets, including Bunge's investment strategies, major categories of plan assets, concentration of risks within plan assets and valuation techniques used to measure the fair value of plan assets.

        The objectives of the U.S. plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge implements its investment strategy through a combination of indexed mutual funds and a proprietary portfolio of fixed income securities. Bunge's policy is not to invest plan assets in Bunge Limited shares. Investments for the Petros Plan in Brazil were pooled, managed and administered by Petros. Bunge did not control the investment policies or practices of the Petros Plan.

        Plan investments are stated at fair value which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Plan classifies its investments in Level 1, which refers to securities that are actively traded on a public exchange and valued using quoted prices from active markets for identical

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

assets, Level 2, which refers to securities not traded in an active market but for which observable market inputs are readily available and Level 3, which refers to other assets valued based on significant unobservable inputs. In 2009, Level 3 assets were comprised of Brazilian real estate investment assets of $23 million and relate to the Petros Plan (a multiple-employer plan) of Bunge's Fosfertil investment (see Note 3 of the notes to the consolidated financial statements). The assets of the Petros Plan were pooled, managed and administered by Petros. Bunge did not have control over the invested assets therefore additional Level 3 disclosure was not practicable at December 31, 2009.

        The fair values of Bunge's U.S. and foreign defined benefit pension plans' assets as of the measurement date for 2010 and 2009, by category, are as follows:

(US$ in millions)	Fair Value Measurements at December 31, 2010
Asset Category	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Equities:
Mutual Funds (1)	$213	$20	$213	$1	$—	$19	$—	$—
Fixed income securities:
Mutual Funds (2)	117	95	65	—	52	46	—	49

Total	$330	$115	$278	$1	$52	$65	$—	$49

(US$ in millions)	Fair Value Measurements at December 31, 2009
Asset Category	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$4	$—	$4	$—	$—	$—	$—	$—
Equities:
Mutual Funds (1)	247	153	247	138	—	15	—	—
Fixed income securities:
Mutual Funds (2)	47	317	—	—	47	317	—	—
Real estate	—	23	—	—	—	—	—	23

Total	$298	$493	$251	$138	$47	$332	$—	$23

(1)
This category represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets and real estate investment trusts.

(2)
This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds and corporate bonds from diverse industries.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

(US$ in millions)	Fair Value Measurements Using Significant Unobservable Input (Level 3)
Insured
Asset
Beginning balance, January 1, 2010	$—
Actual return on plan assets:
Relating to assets still held at December 31, 2010	—
Relating to assets sold during 2010	—
Purchase, sales and settlements	—
Transfers into Level 3 (1)	$49
Ending balance, December 31, 2010	$49

(1)
At December 31, 2010, there was a transfer in of a plan previously accounted for as a defined contribution plan. This plan's assets are classified as insured assets and are held by a collective insurance fund. Bunge does not actively participate in the administration or the asset management of the collective fund.

        Bunge expects to contribute $20 million and $9 million, respectively, to its U.S. and foreign based defined benefit pension plans in 2011.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2011	$17	$8
2012	18	8
2013	19	8
2014	21	8
2015	24	9
2016-2020	149	47

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $12 million, $17 million and $16 million in 2010, 2009 and 2008, respectively.

20. Postretirement Healthcare Benefit Plans

        Certain U.S. and Brazil based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.

        Plan Amendments—In 2009, Bunge amended its postretirement healthcare plan in Brazil by increasing contributions from retirees to reduce its exposure to increased costs related to this plan.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

        Plan Settlements—In 2010, Bunge divested its Brazilian fertilizer nutrients assets (see Note 3 and 19 of the notes to the consolidated financial statements), which resulted in a settlement of approximately $32 million.

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2010 and 2009. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligation as of beginning of year	$26	$25	$111	$72
Service cost	—	—	1	2
Interest cost	2	2	10	10
Actuarial (gain) loss, net	(6)	1	12	11
Employee contributions	1	1	—	—
Net transfers in	—	—	—	4
Plan amendments	—	—	—	(8)
Plan settlements/divestitures	—	—	(32)	—
Effect of acquisitions	—	—	1	—
Benefits paid	(3)	(3)	(8)	(6)
Impact of foreign exchange rates	—	—	5	26

Benefit obligation as of end of year	$20	$26	$100	$111

Change in plan assets:
Employer contributions	$2	$2	$8	$6
Employee contributions	1	1	—	—
Benefits paid	(3)	(3)	(8)	(6)

Fair value of plan assets as of end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(20)	$(26)	$(100)	$(111)
Net liability recognized in the balance sheet	$(20)	$(26)	$(100)	$(111)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(2)	$(3)	$(8)	$(7)
Non-current liabilities	(18)	(23)	(92)	(104)

Net liability recognized	$(20)	$(26)	$(100)	$(111)

        Included in accumulated other comprehensive income at December 31, 2010 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax) and $6 million ($4 million, net of tax), respectively, and unrecognized actuarial gain (loss) of $1 million ($1 million, net of tax) and $(13) million (($8) million, net of tax), respectively. Bunge expects to

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

recognize unrecognized prior service credits in 2011 of $1 million ($1 million, net of tax) and unrecognized actuarial losses of $1 million ($1 million, net of tax) as components of net periodic pension cost for its postretirement healthcare benefit plans

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$—	$1	$2	$1
Interest cost	2	2	1	10	10	6
Amortization of prior service cost	—	—	—	(1)	—	—
Amortization of net loss	—	—	—	2	—	1
Settlement gain recognized	—	—	—	(26)	—	—

Net periodic benefit costs	$2	$2	$1	$(14)	$12	$8

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2010	2009	2010	2009
Discount rate	5.3%	5.8%	10.8%	11.3%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	5.8%	6.5%	6.4%	11.3%	12.4%	9.3%

        At December 31, 2010, for measurement purposes related to U.S. plans, an 11.18% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011, decreasing to 4.50% by 2029, remaining at that level thereafter. At December 31, 2009, for measurement purposes related to U.S. plans, a 12% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 8.07% and 8.95% for 2010 and 2009, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost—U.S. plans	$—	$—
Effect on total service and interest cost—Foreign plans	$1	$(1)
Effect on postretirement benefit obligation—U.S. plans	$1	$(1)
Effect on postretirement benefit obligation—Foreign plans	$12	$(10)

        Bunge expects to contribute $2 million to its U.S. postretirement healthcare benefit plan and $8 million to its foreign postretirement healthcare benefit plans in 2011.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Expected Payments	Foreign Postretirement Healthcare Benefit Expected Payments
2011	$2	$8
2012	2	8
2013	2	8
2014	2	9
2015	2	9
2016-2020	7	51

21. Related Party Transactions

        Notes receivable—In December 2009, Bunge sold its investment in Saipol to the joint venture partner Sofiproteol. The note receivable from Sofiproteol will be repaid in four equal annual installments, with the first payment collected in January 2010.

        Bunge holds a note receivable under a revolving credit facility from Bunge-Ergon Vicksburg LLC, a 50% owned U.S. joint venture. The amounts outstanding were $24 million and $19 million at December 31, 2010 and 2009, respectively. This note matures in May 2011 with interest payable at a rate of LIBOR plus 2.0%.

        Bunge holds a note receivable from Southwest Iowa Renewable Energy, a 26% owned U.S. investment, having a carrying value of approximately $34 million and $27 million at December 31, 2010 and 2009, respectively. This note matures in August 2014 with interest payable at a rate of LIBOR plus 7.5%.

        Bunge holds a note receivable from Eastern Agro Investment, Ltd., a 50% owned investment, having a carrying value of approximately $11 million at December 31, 2010. This note matures in February 2011 with interest payable at a rate of 3.78%.

        Bunge holds a note receivable from Biodiesel Bilbao S.A., a 20% owned investment, having a carrying value of approximately $7 million at December 31, 2010. This note matures in December 2015 with interest payable at a rate of EURIBOR plus 2.0%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Related Party Transactions (Continued)

        Bunge has recognized interest income related to these notes receivable of approximately $4 million, $1 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2010 and 2009, with carrying values of $90 million and $47 million, respectively, are included in other current assets or other non-current assets in the consolidated balance sheets, according to payment terms.

        Notes payable—Bunge has a note payable with a carrying value of $7 million and $8 million at December 31, 2010 and 2009, respectively, to a joint venture partner in one of its port terminals in Brazil. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate (9.75% at December 31, 2010). In addition, Bunge had a note payable to a U.S. joint venture in the U.S. The note was paid in full at December 31, 2010. At December 31, 2009, this note had a carrying value of $5 million with interest payable at LIBOR plus 2.0%. The notes payable are included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2010 and 2009. Bunge recorded interest expense of approximately $1 million, $1 million and $2 million in 2010, 2009 and 2008, respectively, related to these notes.

        Other—Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $525 million, $1,073 million and $1,059 million for the years ended December 31, 2010, 2009 and 2008, respectively. Bunge also sold soybean commodity products and other commodity products to certain of these joint ventures, which totaled $478 million, $596 million and $335 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, Bunge had approximately $69 million and $23 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets. In addition, at December 31, 2010 and 2009, Bunge had approximately $42 million and $25 million, respectively, of payables to these joint ventures recorded in trade accounts payable in the consolidated balance sheets. Bunge believes these transactions are recorded at values similar to those with third parties.

        Mutual Investment Limited—Bunge is a party to an administrative services agreement with Mutual Investment Limited, Bunge's former parent company prior to the 2001 initial public offering, under which Bunge provides corporate and administrative services to Mutual Investment Limited, including financial, legal, tax, accounting and insurance. The agreement has a quarterly term that is automatically renewable unless terminated by either party. Mutual Investment Limited pays Bunge for the services rendered on a quarterly basis based on Bunge's direct and indirect costs of providing the services. In 2010, 2009 and 2008, Mutual Investment Limited paid Bunge $60 thousand, $139 thousand and $34 thousand, respectively, under this agreement.

22. Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge's financial condition, results of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies (Continued)

operations or liquidity. Included in other non-current liabilities at December 31, 2010 and 2009 are the following accrued liabilities:

	December 31,
(US$ in millions)	2010	2009
Tax claims	$127	$135
Labor claims	78	97
Civil and other	114	110

Total	$319	$342

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

        Civil and Other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2010:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$71
Unconsolidated affiliates financing (2)	56

Total	$127

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2010, Bunge had approximately $58 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of the customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. Bunge's recorded obligation related to these outstanding guarantees was $8 million at December 31, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies (Continued)

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012 and 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2010, Bunge's recorded obligation related to these guarantees was $4 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2010, Bunge's consolidated balance sheet includes debt with a carrying amount of $3,405 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately five years, in the case of ocean freight vessels, depending on market conditions, and 5 to 17 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)
Less than 1 year	$302
1 to 3 years	269
3 to 5 years	188
After five years	1,046

Total	$1,805

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $416 million in 2010 and expects to receive payments of approximately $23 million in 2011 under such relet agreements.

        Commitments—At December 31, 2010, Bunge had approximately $12 million of purchase commitments related to its inventories and $84 million of contractual commitments related to construction in progress.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Shareholders' Equity

        Share Repurchase Program—On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge's issued and outstanding common shares. The program runs through December 31, 2011. Bunge repurchased 6,714,573 common shares, for approximately $354 million through December 1, 2010. There are no shares in treasury as of December 31, 2010.

        Common shares—On December 1, 2010, Bunge used its 6,714,573 repurchased common shares and issued an additional 1,702,642 common shares in the conversion of its then outstanding 862,455 (mandatory convertible preference shares), plus accumulated and unpaid dividends. On the mandatory conversion date of December 1, 2010, as a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share automatically converted on December 1, 2010 into 9.7596 common shares (which represented a total of 8,417,215 common shares).

        In August 2009, Bunge sold 12,000,000 common shares in a public equity offering, including the exercise in full of the underwriters' over-allotment option, for which it received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses. Bunge used the net proceeds of this offering to repay indebtedness and for other general corporate purposes.

        Mandatory Convertible Preference Shares—Prior to the mandatory conversion date of December 1, 2010, Bunge had 862,455 mandatory convertible preference shares, with a par value $0.01 per share and with an initial liquidation preference of $1,000, issued and outstanding. At any time prior to December 1, 2010, holders could elect to convert the mandatory convertible preference shares at the minimum conversion rate of 8.2416 common shares per mandatory convertible preference share, subject to additional certain anti-dilution adjustments. The mandatory convertible preference shares accrued dividends at an annual rate of 5.125%. Dividends were cumulative from the date of issuance and were payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, when, as and if declared by Bunge's board of directors. Accumulated but unpaid dividends on the mandatory convertible preference shares did not bear interest. Dividends were paid in cash with the final dividend paid on December 1, 2010.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding as of December 31, 2010. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.0938 common shares based on a conversion price of $91.43 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,547,220 Bunge Limited common shares as of December 31, 2010).

        At any time on or after December 1, 2011, if the closing market price of Bunge's common shares equals or exceeds 130% of the conversion price of the convertible preference shares, for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all outstanding convertible preference shares to be automatically converted

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Shareholders' Equity (Continued)

into the number of common shares that are issuable at the conversion price. The convertible preference shares are not redeemable by Bunge at any time.

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's board of directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In 2010 and 2009, Bunge recorded $67 million and $78 million, respectively, of dividends on its convertible preference shares.

        Accumulated Other Comprehensive Income (Loss)—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss):

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Pension and Other Postretirement Liability Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2008	$707	$12	$(11)	$(43)	$4	$669
Other comprehensive income (loss), net of tax	(1,346)	(92)	2	(36)	(8)	(1,480)

Balance, December 31, 2008	(639)	(80)	(9)	(79)	(4)	(811)
Other comprehensive income (loss), net of tax	1,062	75	2	(11)	2	1,130

Balance, December 31, 2009	423	(5)	(7)	(90)	(2)	319
Other comprehensive income, net of tax	247	3	7	7	—	264

Balance, December 31, 2010	$670	$(2)	$—	$(83)	$(2)	$583

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Shareholders' Equity (Continued)

        Comprehensive Income (Loss)—The following table summarizes the components of comprehensive income (loss):

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Net income	$2,388	$335	$1,326
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax	223	1,252	(1,527)
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit $(11), $(10), $31	21	25	(68)
Unrealized gains (losses) on investments, net of tax (expense) benefit $0, $(1), $4	—	2	(8)
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) $11, $(30), $15	(11)	52	(22)
Pension adjustment, net of tax (expense) benefit $(5), $11, $10	5	(27)	(15)
Other postretirement healthcare subsidy tax deduction adjustment	2	—	—

Total comprehensive income (loss)	2,628	1,639	(314)
Less: Comprehensive income attributable to noncontrolling interest	(10)	(148)	(102)

Total comprehensive income (loss) attributable to Bunge	$2,618	$1,491	$(416)

        Transfers to/from Noncontrolling Interest—On May 27, 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its direct and indirect 54% ownership interest in the voting common shares and 36% interest in the nonvoting preferred shares of Fosfertil (representing Bunge's right to approximately 42% of the earnings of Fosfertil). See Note 3 of the notes to the consolidated financial statements. Prior to this date, Fosfertil was a consolidated subsidiary of Bunge. Effective as of the sale date and as a result of this transaction, Bunge deconsolidated Fosfertil and derecognized $588 million of noncontrolling interest, which represented approximately 58% of noncontrolling interest in earnings of Fosfertil.

        Bunge is involved in a joint venture to build and operate a grain terminal in Longview, Washington, U.S. Bunge has a 51% controlling interest in the joint venture, which it consolidates. In 2010, the noncontrolling interest holders, which have a 49% interest, made a $61 million capital contribution to this joint venture. Bunge made a proportionate capital contribution, which resulted in no ownership percentage change. In 2009, Bunge received $35 million of capital contributions from the noncontrolling interests, of which $5 million was the initial noncontrolling equity interest upon consolidation by Bunge of this joint venture.

        Effective January 1, 2010, Bunge adopted a FASB issued standard that amends the consolidation guidance that applies to variable interest entities (VIEs). As a result of this adoption, Bunge consolidated AGRI-Bunge, LLC, an agribusiness joint venture which originates grains and operates a Mississippi river terminal in the United States in which Bunge has 50% voting power and a 34%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Shareholders' Equity (Continued)

interest in the equity and earnings. Bunge recorded $3 million of noncontrolling equity interest upon its consolidation of this joint venture in the first quarter of 2010.

        During 2010, there was a net redemption of certain third party investors in a private investment fund consolidated by Bunge. The net redeemed shares were valued at $9 million and represented approximately 30% of the outstanding shares of the fund along with $4 million of dividends representing their share of the cumulative earnings of the fund. This resulted in Bunge's ownership interest in the fund increasing from 31% at December 31, 2009 to 39% at December 31, 2010. In addition in 2010, an inactive joint venture was liquidated which resulted in $2 million of capital returned to noncontrolling interests and dividends of $8 million were recorded, which represented earnings of a non-wholly owned subsidiary. In 2009, certain third party investors in the same private investment fund redeemed their shares in the fund. The shares were valued at $44 million and represented 51% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund. Additionally, the investors received $8 million of dividends, which represented their share of the cumulative earnings of the fund. This transaction resulted in Bunge's ownership interest in the fund increasing from 16% at December 31, 2008 to 31% at December 31, 2009.

        During 2009, certain of Bunge's Brazilian subsidiaries primarily involved in its sugar business received approximately $52 million in capital contributions from noncontrolling interests. Bunge made proportionate capital contributions to these subsidiaries, which resulted in no ownership percentage change.

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

        On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share, then outstanding, automatically converted into 9.7596 of common shares. At any time prior to

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. Earnings Per Share (Continued)

December 1, 2010, holders could elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416, subject to certain additional anti-dilution adjustments (which represented 7,108,009 common shares prior to December 1, 2010). Each mandatory convertible preference share had a liquidation preference of $1,000 per share. The calculation of diluted earnings per common share for the year ended December 31, 2010 includes the weighted-average common shares that would be issuable upon conversion of the mandatory convertible preference shares, up to the mandatory conversion date of December 1, 2010, as they were dilutive. The calculation of diluted earnings per common share for the year ended December 31, 2008 includes the weighted-average common shares that would have been issuable upon conversion of the mandatory convertible preference shares as they were dilutive (see Note 23 of the notes to the consolidated financial statements). The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would be issuable upon conversion of the mandatory convertible preference shares as they were not dilutive.

        In addition, Bunge has 6,900,000 convertible perpetual preference shares outstanding as of December 31, 2010 (see Note 23 of the notes to the consolidated financial statements). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0938 common shares based on a conversion price of $91.4262 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,547,220 common shares as of December 31, 2010). The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were not dilutive. The calculations of diluted earnings per common share for the years ended December 31, 2010 and 2008 include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were dilutive.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(US$ in millions, except for share data)	2010	2009	2008
Net income attributable to Bunge	$2,354	$361	$1,064
Convertible preference share dividends	(67)	(78)	(78)

Net income available to Bunge common shareholders	$2,287	$283	$986

Weighted-average number of common shares outstanding:
Basic	141,191,136	126,448,071	121,527,580
Effect of dilutive shares:
—stock options and awards (1)	1,032,143	1,221,751	1,488,899
—convertible preference shares	14,051,535	—	14,574,787

Diluted	156,274,814	127,669,822	137,591,266

Earnings per common share:
Earnings to Bunge common shareholders—basic	$16.20	$2.24	$8.11
Earnings to Bunge common shareholders—diluted	$15.06	$2.22	$7.73

(1)
The weighted-average common shares outstanding-diluted excludes approximately 3 million, 2 million and 1 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of diluted earnings per share for 2010, 2009 and 2008, respectively.

25. Share-Based Compensation

        In 2010, Bunge recognized approximately $22 million and $38 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2009, Bunge recognized approximately $16 million and $1 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2008, Bunge recognized approximately $16 million and $50 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards.

        In 2010, there was an insignificant amount of aggregate tax benefit related to share-based compensation. In 2009, the aggregate tax benefit related to share-based compensation was approximately $6 million. In 2008, Bunge reversed an aggregate tax benefit of approximately $5 million related to share-based compensation.

        2009 Equity Incentive Plan and Equity Incentive Plan—In 2009, Bunge established the 2009 Equity Incentive Plan (the 2009 EIP), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge board of directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan (the Equity Incentive Plan), which is a shareholder approved plan. Under the Equity Incentive Plan, the compensation committee of the Bunge Limited board of directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards will be granted under the Equity Incentive Plan.

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

        (ii) Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of the three-year performance period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant. Payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share (EPS) during the three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan or the 2009 EIP, as applicable, is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and in the Equity Incentive Plan. Payment of the award is calculated based on a sliding scale whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual cumulative EPS is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Awards are paid solely in Bunge Limited common shares.

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

25. Share-Based Compensation (Continued)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

Treasury zero-coupon bonds with a term equal to the expected option term of the option grants on the date of grant.

Assumptions:	December 31, 2010	December 31, 2009	December 31, 2008
Expected option term (in years)	5.43	5.14	5.07
Expected dividend yield	1.36%	1.47%	0.60%
Expected volatility	44.34%	43.35%	28.56%
Risk-free interest rate	2.56%	2.31%	2.58%

        A summary of option activity under the plans as of December 31, 2010 and changes during the year then ended is presented below.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
(US$ in millions)
Outstanding at January 1, 2010	4,658,629	$56.32
Granted	965,600	$61.60
Exercised	(171,643)	$33.00
Forfeited or expired	(209,755)	$74.52

Outstanding at December 31, 2010	5,242,831	$57.34	5.76	$76

Exercisable at December 31, 2010	3,708,035	$54.78	4.46	$66

        The weighted-average grant date fair value of options granted during 2010, 2009 and 2008 was $23.70, $18.68 and $31.09, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $4 million, $2 million and $8 million, respectively. The excess tax benefit classified as a financing cash flow for 2010, 2009 and 2008 was not significant.

        As of December 31, 2010, there was $21 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plans expected to be recognized approximately over the next two years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

        A summary of Bunge's restricted stock units under the plans as of December 31, 2010 and changes during 2010 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2010 (1)	1,081,544	$75.15
Granted	583,753	$58.67
Vested/issued (2)	(348,492)	$80.42
Forfeited/cancelled (2)	(182,052)	$65.78

Restricted stock units at December 31, 2010 (1)	1,134,753	$67.15

(1)
Excludes accrued unvested corresponding dividends, which are payable in shares upon vesting in Bunge's common shares. As of December 31, 2010, there were 14,888 unvested corresponding dividends accrued. Accrued unvested corresponding dividends are revised upon non-achievement of performance targets.

(2)
During 2010, Bunge issued 348,492 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued corresponding dividends, with a weighted-average fair value of $60.39 per share. In 2010, payment/issuance of approximately 4,340 vested restricted stock units and related earned dividends were deferred by participants. As of December 31, 2010, Bunge has approximately 24,003 deferred common share units including common shares representing accrued corresponding dividends. During 2010, Bunge canceled in the aggregate approximately 167,348 shares related primarily to performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes and performance-based restricted stock unit awards did not vest due to non-achievement of performance targets.

        The weighted-average grant date fair value of restricted stock units granted during 2010, 2009 and 2008 was $58.67, $50.63 and $110.07, respectively.

        At December 31, 2010, there was approximately $36 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which will be recognized over the next two years. The total fair value of restricted stock units vested during 2010 was approximately $28 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2010, 453,775 and 8,554,697 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26. Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Minimum lease payments under non-cancelable operating leases at December 31, 2010 are as follows:

(US$ in millions)
2011	$165
2012	111
2013	96
2014	44
2015	39
Thereafter	187

Total	$642

        Rent expense under non-cancelable operating leases was $157 million, $146 million and $140 million for 2010, 2009 and 2008, respectively.

        In addition, Bunge has land lease agreements for the production of sugarcane. These agreements have an average life of six to seven years and cover approximately 133,000 hectares of land. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (TRS) per ton of sugarcane produced and the price for each kilogram of TRS as determined by Consecena, the Sao Paulo state sugarcane and sugar and ethanol council. The related expense included in cost of goods sold in the consolidated statement of income for 2010 was $61 million.

27. Operating Segments and Geographic Areas

        Sugar and Bioenergy segment—Bunge participates in the sugar and sugarcane-based ethanol industries through its sugar trading and merchandising business, headquartered in London, and its sugarcane milling operations in Brazil. In addition, Bunge has investments in entities that produce corn-based ethanol in the United States. Bunge wholly-owns or has majority interests in seven sugarcane mills in Brazil, five of which were acquired in the Moema acquisition in February 2010 (see Note 2 of the notes to the consolidated financial statements). Bunge also has an 80% stake in a greenfield mill, which commenced commercial operations in the fourth quarter of 2010. Most of the mills allow Bunge to adjust production, within certain capacity limits, between sugar (raw and crystal) and sugarcane-based ethanol (hydrous and anhydrous), allowing Bunge to readily respond to changes in customer demand and market prices within each of these product lines. Bunge also has cogeneration facilities at all mills, which produce energy through the burning of sugarcane bagasse in boilers, enabling these mills to be self-sufficient for their energy needs and, in most cases, to sell surplus energy to third parties such as local utilities.

        In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment. Prior to 2010, sugar and bioenergy results and assets were included in the agribusiness segment. Accordingly, amounts for prior years presented have been reclassified to conform to the current year segment presentation.

        As a result, Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugar origination, milling, trading and merchandising businesses, as well as sugar and sugarcane-based ethanol production and corn-based ethanol investments and activities. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its blending and distribution business in Brazil as well as its operations in Argentina and the United States (see Note 3 of the notes to the condensed consolidated financial statements). Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of corporate items not allocated to the operating segments, inter-segment eliminations. Transfers between the segments are

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

generally valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Unallocated	Total
2010
Net sales to external customers	$30,138	$4,455	$6,783	$1,605	$2,726	$—	$45,707
Inter-segment revenues	3,902	24	96	41	115	(4,178)	—
Gross profit(1)	1,660	101	427	168	155	—	2,511
Foreign exchange gain (loss)	(4)	30	—	(1)	(23)	—	2
Equity in earnings of affiliates	18	(6)	—	3	12	—	27
Noncontrolling interest(2)	(47)	9	(5)	—	(35)	44	(34)
Other income (expense)	2	(8)	(10)	5	(15)	—	(26)
Segment EBIT(3)	840	(13)	80	67	2,344	(90)	3,228
Depreciation, depletion and amortization expense	(179)	(116)	(78)	(27)	(43)	—	(443)
Investments in affiliates	509	20	15	13	52	—	609
Total assets	16,100	4,679	2,243	771	2,208	—	26,001
Capital expenditures	409	365	66	23	182	27	1,072
2009
Net sales to external customers	$27,934	2,577	$6,184	$1,527	$3,704	$—	$41,926
Inter-segment revenues	3,462	77	131	17	18	(3,705)	—
Gross profit(1)	1,330	49	412	152	(739)	—	1,204
Foreign exchange gain (loss)	216	2	(4)	(1)	256	—	469
Equity in earnings of affiliates	15	(12)	86	4	(13)	—	80
Noncontrolling interest(2)	(26)	6	(10)	—	87	(31)	26
Other income (expense)	(4)	2	(7)	(1)	(15)	—	(25)
Segment EBIT	812	8	181	58	(616)	—	443
Depreciation, depletion and amortization expense	(179)	(15)	(73)	(27)	(149)	—	(443)
Investments in affiliates	506	20	15	14	67	—	622
Total assets	11,172	2,691	2,030	670	4,683	40	21,286
Capital expenditures	222	257	55	24	329	31	918
2008
Net sales to external customers	$35,670	1,018	$8,216	$1,810	$5,860	$—	$52,574
Inter-segment revenues	7,871	289	112	6	173	(8,451)	—
Gross profit(1)	2,009	20	356	202	1,449	—	4,036
Foreign exchange gain (loss)	(196)	(2)	(22)	1	(530)	—	(749)
Equity in earnings of affiliates	12	(6)	17	4	7	—	34
Noncontrolling interest(2)	(26)	2	(8)	—	(323)	93	(262)
Other income (expense)	(21)	15	14	—	2	—	10
Segment EBIT	959	(10)	(11)	104	321	—	1,363
Depreciation, depletion and amortization expense	(178)	(8)	(74)	(18)	(161)	—	(439)
Investments in affiliates	484	41	155	12	69	—	761
Total assets	11,404	795	2,093	597	5,030	311	20,230
Capital expenditures	286	177	101	70	230	32	896

(1)
In 2010, Bunge recorded pretax impairment charges of $77 million in cost of goods sold related to its operations in Europe, Brazil and the U.S. Of these pretax impairment charges $35 million of these charges was allocated to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. In addition, Bunge recorded pretax restructuring charges of $19 million in cost of goods sold, related primarily to termination benefit costs of its U.S. and Brazil operations, which it allocated $10 million, $1 million, $4 million and $4 million to its agribusiness, sugar and bioenergy, edible oil products and fertilizer segment,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

  respectively. Bunge also recorded $10 million in selling, general and administrative expenses, related to its Brazilian operations, which it allocated $3 million, $3 million, $3 million and $1 million to its agribusiness, sugar and bioenergy, edible oil products and milling products segment, respectively, in its consolidated statements of income (see Note 9 of the notes to the consolidated financial statements).

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

  In 2008, Bunge recorded pretax asset impairment and restructuring charges of $23 million in the agribusiness segment and $3 million in the edible oil products segment. The impairment and restructuring charges related to permanent closure of older less efficient facilities and related employee termination costs, and environmental expenses. These impairment and restructuring charges are recorded in cost of goods sold in Bunge's consolidated statements of income (see Note 9 of the notes to the consolidated financial statements).

(2)
Includes noncontrolling interest share of interest and tax to reconcile to consolidated net income attributable to noncontrolling interest and other amounts not attributable to Bunge's operating segments.

(3)
In 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil). Bunge recognized a pretax gain of $2,440 million on this transaction which is included in segment EBIT (see Note 3 of the notes to the consolidated financial statements). Also, included in segment EBIT for 2010 is an unallocated loss of $90 million related to loss on extinguishment of debt (see Note 17 of the notes to the consolidated financial statements).

        Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge's management to evaluate segment operating activities. Bunge's management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Total segment EBIT	$3,228	$443	$1,363
Interest income	69	122	214
Interest expense	(298)	(283)	(361)
Income tax (expense) benefit	(689)	110	(245)
Noncontrolling interest share of interest and tax	44	(31)	93

Net income attributable to Bunge	$2,354	$361	$1,064

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Agricultural commodities products	$30,138	$27,934	$35,670
Sugar and bioenergy products	4,455	2,577	1,018
Edible oil products	6,783	6,184	8,216
Wheat milling products	1,082	985	1,285
Corn milling products	523	542	525
Fertilizer products	2,726	3,704	5,860

Total	$45,707	$41,926	$52,574

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Net sales to external customers:
Europe	$15,490	$13,815	$18,189
United States	10,441	10,267	12,153
Brazil	9,027	9,203	11,998
Asia	6,136	5,385	5,524
Argentina	2,918	1,836	2,730
Canada	1,658	1,388	1,954
Rest of world	37	32	26

Total	$45,707	$41,926	$52,574

	Year Ended December 31,
(US$ in millions)	2010	2009	2008
Long-lived assets (1):
Europe	$986	$1,021	$1,080
United States	1,176	977	904
Brazil	4,103	3,971	2,620
Asia	279	178	161
Argentina	300	228	226
Canada	172	174	157
Rest of world	25	17	14

Total	$7,041	$6,566	$5,162

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28. Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2010 (1)
Volumes (in millions of metric tons)	32	36	35	32	135
Net sales	$10,345	$10,974	$11,662	$12,726	$45,707
Gross profit	545	425	712	829	2,511
Net income	80	1,787	206	315	2,388
Net income attributable to Bunge	63	1,778	212	301	2,354
Earnings per common share—basic
Net income	$0.57	$12.41	$1.48	$2.23	$16.91

Earnings to Bunge common shareholders	$0.31	$12.21	$1.38	$2.07	$16.20

Earnings per common share—diluted (2)
Net income	$0.57	$11.21	$1.39	$2.04	$15.28

Earnings to Bunge common shareholders	$0.31	$11.15	$1.36	$1.95	$15.06

Weighted-average number of shares outstanding—basic	140,112,091	144,034,189	139,600,641	141,025,069	141,191,136
Weighted-average number of shares outstanding—diluted	141,286,541	159,448,713	147,993,316	154,382,325	156,274,814

Market price:
High	$71.29	$61.85	$61.61	$65.52
Low	$56.90	$47.19	$46.29	$57.45

2009
Volumes (in millions of metric tons)	32	38	37	34	141
Net sales	$9,198	$10,994	$11,298	$10,436	$41,926
Gross profit	135	412	343	314	1,204
Net (loss) income	(176)	322	197	(8)	335
Net income attributable to Bunge	(195)	313	232	11	361
Earnings per common share—basic
Net (loss) income	$(1.45)	$2.64	$1.54	$(0.60)	$2.65

Earnings (loss) to Bunge common shareholders	$(1.76)	$2.40	$1.82	$(0.21)	$2.24

Earnings per common share—diluted (2)
Net (loss) income	$(1.45)	$2.34	$1.37	$(0.60)	$2.62

Earnings (loss) to Bunge common shareholders	$(1.76)	$2.28	$1.62	$(0.21)	$2.22

Weighted-average number of shares outstanding—basic	121,730,058	122,026,034	127,800,921	134,084,639	126,448,071
Weighted-average number of shares outstanding—diluted	121,730,058	137,576,049	143,540,130	134,084,639	127,669,822

Market price:
High	$59.33	$67.89	$72.41	$68.51
Low	$41.61	$46.58	$54.44	$57.06

(1)
In 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil). Bunge recognized a pretax gain of $2,440 million on this transaction which is included in segment EBIT (see Note 3 of the notes to the consolidated financial statements). Also, included

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28. Quarterly Financial Information (Unaudited) (Continued)

  in segment EBIT for 2010 is an unallocated loss of $90 million related to loss on extinguishment of debt (see Note 17 of the notes to the consolidated financial statements).

(2)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2010 and 2009 does not equal the total computed for the year.

29. Subsequent Events

        On February 10, 2011, one of Bunge's European subsidiaries acquired a port facility in Ukraine for a total purchase price of approximately $100 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: March 1, 2011	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2011	By:	/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer and Chairman of the Board of Directors
March 1, 2011	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer
March 1, 2011	By:	/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller
March 1, 2011	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
March 1, 2011	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
March 1, 2011	By:	/s/ JORGE BORN, JR. Jorge Born, Jr. Director

S-1

March 1, 2011	By:	/s/ MICHAEL H. BULKIN Michael H. Bulkin Director
March 1, 2011	By:	/s/ OCTAVIO CARABALLO Octavio Caraballo Director
March 1, 2011	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
March 1, 2011	By:	BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
March 1, 2011	By:	/s/ WILLIAM ENGELS William Engels Director
March 1, 2011	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Deputy Chairman and Director
March 1, 2011	By:	/s/ LARRY G. PILLARD Larry G. Pillard Director

S-2