Form 10-Q
period 2011-03-31
Bunge LTD
filed 2011-05-10
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011 the number of common shares issued of the registrant was:

Common shares, par value $.01: 147,237,832

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$12,194	$10,345
Cost of goods sold	(11,555)	(9,800)

Gross profit	639	545
Selling, general and administrative expenses	(344)	(347)
Interest income	21	19
Interest expense	(72)	(78)
Foreign exchange gains (losses)	42	(50)
Other income (expense) – net	(8)	-

Income from operations before income tax	278	89
Income tax expense	(43)	(9)
Equity in earnings of affiliates	-	-

Net income	235	80
Net income attributable to noncontrolling interest	(3)	(17)

Net income attributable to Bunge	232	63
Convertible preference share dividends	(8)	(19)

Net income available to Bunge common shareholders	$224	$44

Earnings per common share – basic (Note 18)
Earnings to Bunge common shareholders	$1.53	$0.31

Earnings per common share – diluted (Note 18)
Earnings to Bunge common shareholders	$1.49	$0.31

Dividends per common share	$0.23	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$812	$578
Trade accounts receivable (less allowance of $178 and $177)	3,138	2,901
Inventories (Note 5)	6,719	6,635
Deferred income taxes	197	233
Other current assets (Note 6)	5,037	5,468
Total current assets	15,903	15,815

Property, plant and equipment, net	5,564	5,312
Goodwill (Note 7)	969	934
Other intangible assets, net	213	186
Investments in affiliates	605	609
Deferred income taxes	1,297	1,200
Other non-current assets (Note 8)	1,922	1,945
Total assets	$26,473	$26,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,018	$1,718
Current portion of long-term debt (Note 11)	629	612
Trade accounts payable	4,033	3,637
Deferred income taxes	212	262
Other current liabilities (Note 9)	3,464	3,775
Total current liabilities	9,356	10,004

Long-term debt (Note 11)	3,041	2,551
Deferred income taxes	145	84
Other non-current liabilities	826	808

Commitments and contingencies (Note 14)

Shareholders’ equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2011 and 2010 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued:
2011 – 147,206,447 shares, 2010 – 146,635,083 shares	1	1
Additional paid-in capital	4,816	4,793
Retained earnings	6,343	6,153
Accumulated other comprehensive income (Note 16)	874	583
Total Bunge shareholders’ equity	12,724	12,220
Noncontrolling interest (Note 17)	381	334
Total equity	13,105	12,554
Total liabilities and shareholders’ equity	$26,473	$26,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$235	$80
Adjustments to reconcile net income to cash provided by operating activities:
Foreign exchange loss (gain) on debt	(43)	93
Impairment of assets	-	12
Bad debt expense	(4)	11
Depreciation, depletion and amortization	104	102
Stock-based compensation expense	15	6
Recoverable taxes provision	1	4
Deferred income taxes	(11)	(39)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(212)	(380)
Inventories	40	632
Prepaid commodity purchase contracts	(91)	(25)
Secured advances to suppliers	(7)	31
Trade accounts payable	355	434
Advances on sales	89	65
Unrealized net gain/loss on derivative contracts	84	(304)
Margin deposits	330	166
Accrued liabilities	(13)	145
Other—net	(138)	(273)
Cash provided by operating activities	734	760
INVESTING ACTIVITIES
Payments made for capital expenditures	(207)	(287)
Acquisitions of businesses (net of cash acquired)	(62)	(133)
Related party loans	(10)	(15)
Proceeds from investments	16	52
Payments for investments	(12)	-
Proceeds from disposal of property, plant and equipment	1	2
Investments in affiliates	(8)	-
Cash used for investing activities	(282)	(381)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(70)	36
Proceeds from short-term debt with maturities greater than 90 days	76	170
Repayments of short-term debt with maturities greater than 90 days	(732)	(514)
Proceeds from long-term debt	731	129
Repayments of long-term debt	(221)	(107)
Proceeds from sale of common shares	12	1
Dividends paid to preference shareholders	(8)	(19)
Dividends paid to common shareholders	(34)	(30)
Dividends paid to noncontrolling interest	(6)	-
Capital contribution from noncontrolling interest in less than wholly-owned subsidiaries	42	13
Financing related fees	(20)	-
Cash used for financing activities	(230)	(321)
Effect of exchange rate changes on cash and cash equivalents	12	-
Net increase in cash and cash equivalents	234	58
Cash related to assets held for sale	-	(138)
Cash and cash equivalents, beginning of period	578	553
Cash and cash equivalents, end of period	$812	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible						Accumulated

	Preference				Additional		Other	Non -

	Shares		Common Shares		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive

	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)

Balance, January 1, 2010	7,762,455	$ 1,553	134,096,906	$ 1	$ 3,625	$ 3,996	$ 319	$ 871	$ 10,365

Comprehensive income — 2010:

Net income	-	-	-	-	-	63	-	17	80	$ 80

Other comprehensive income (loss):

Foreign exchange translation adjustment, net of tax expense of $0	-	-	-	-	-	-	(96)	(18)	(114)	(114)

Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $1	-	-	-	-	-	-	3	-	3	3

Reclassification of realized net losses, net of tax benefit of $1 to net income	-	-	-	-	-	-	1	-	1	1

Other Postretirement healthcare subsidy tax deduction adjustment	-	-	-	-	-	-	2	-	2	2

Total comprehensive income (loss)						63	(90)	(1)		$ (28)

Dividends on common shares	-	-	-	-	-	(32)	-	-	(32)

Dividends on preference shares	-	-	-	-	-	(19)	-	-	(19)

Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	13	13

Initial consolidation of subsidiary	-	-	-	-	-	-	-	3	3

Stock-based compensation expense	-	-	-	-	6	-	-	-	6

Issuance of common shares:

—Business acquisition (Note 3)	-	-	9,718,632	-	570	-	-	-	570

—stock options and award plans, net of shares withheld for taxes	-	-	337,333	-	(5)	-	-	-	(5)

Balance March 31, 2010	7,762,455	$ 1,553	144,152,871	$ 1	$ 4,196	$ 4,008	$ 229	$ 886	$ 10,873

(Continued on following page)

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible						Accumulated

	Preference				Additional		Other	Non -

	Shares		Common Shares		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive

	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)

Balance, January 1, 2011	6,900,000	$ 690	146,635,083	$ 1	$ 4,793	$ 6,153	$ 583	$ 334	$ 12,554

Comprehensive income— 2011:

Net income	-	-	-	-	-	232	-	3	235	$ 235

Other comprehensive income (loss):

Foreign exchange translation adjustment, net of tax expense of $0	-	-	-	-	-	-	289	8	297	297

Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $2	-	-	-	-	-	-	4	-	4	4

Pension adjustment, net of tax expense of $0	-	-	-	-	-	-	(2)	-	(2)	(2)

Total comprehensive income	-	-	-	-	-	232	291	11		$ 534

Dividends on common shares	-	-	-	-	-	(34)	-	-	(34)

Dividends on preference shares	-	-	-	-	-	(8)	-	-	(8)

Dividends to noncontrolling interest on subsidiary common stock	-	-	-	-	-	-	-	(6)	(6)

Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	42	42

Stock-based compensation expense	-	-	-	-	15	-	-	-	15

Issuance of common shares:

—stock options and award plans, net of shares withheld for taxes	-	-	571,364	-	8	-	-	-	8

Balance March 31, 2011	6,900,000	$ 690	147,206,447	$ 1	$ 4,816	$ 6,343	$ 874	$ 381	$ 13,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The condensed consolidated balance sheet at December 31, 2010 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, forming part of Bunge’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2011.

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of  New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a roll forward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge has adopted this disclosure as of  December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 8 of the notes to the condensed consolidated financial statements).  The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

3.             BUSINESS ACQUISITIONS

In the first quarter of 2011, Bunge completed the acquisition of a port facility in Ukraine for a total purchase price of approximately $100 million net of $2 million cash acquired, consisting of approximately $62 million in cash and  approximately $38 million of short-term debt and other payables related to assets under construction.  The preliminary purchase price allocation for the transaction included approximately $60 million allocated to property, plant and equipment, $27 million to other intangible assets, $15 million to goodwill and other liabilities of $2 million.

In February 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states that were formerly part of the Moema Group through the acquisition of Usina Moema Participacões S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par.  Bunge collectively refers to the acquired entities as Moema.  Bunge issued 9,718,632 of its common shares with a fair value of $570 million and paid 97 million Brazilian reais in cash, which equated to approximately $51 million, at the closing of the transaction. The final purchase price was subject to a post-closing adjustment based on working capital and net debt of the acquired companies at closing under Brazilian generally accepted accounting principles. During the second and third quarters of 2010, Bunge issued 596,768 of its common shares, with a fair value of $30 million and paid 1 million Brazilian reais in cash, which equated to approximately $1 million. The acquisition increases Bunge’s presence in the sugar and sugarcane-based ethanol industry in Brazil, substantially increasing Bunge’s annual sugarcane crushing capacity. Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition.

Included in Bunge’s condensed consolidated statement of income for the three months ended March 31, 2011 are Moema net sales and loss from operations before income taxes of $103 million and $(6) million, respectively. Included in Bunge’s condensed consolidated statement of income for the three months ended March 31, 2010 are Moema net sales and loss from operations before income taxes of $70 million and $(19) million, respectively, representing the results of Moema from the acquisition date through March 31, 2010.

4.                                      BUSINESS DIVESTITURE

In January 2010, Bunge and two of its wholly-owned subsidiaries entered into a definitive agreement (the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale acquired Bunge’s fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil) when the transaction closed on May 27, 2010.  Final settlement of the post-closing adjustment occurred on August 13, 2010.  Bunge received total cash proceeds of $3,914 and recognized a gain of $2,440 million ($1,901 million net of tax) in its fertilizer segment related to this transaction.  Results of operations and cash flows related to Bunge’s fertilizer nutrients assets, including its interest in Fosfertil were included in the condensed consolidated financial statements until the transaction closing date of May 27, 2010.

5.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	March 31,	December 31,
(US$ in millions)	2011	2010
Agribusiness (1)	$4,886	$5,137
Sugar and Bioenergy (2)	358	359
Edible oil products (3)	530	460
Milling products (3)	168	163
Fertilizer (4)	777	516
Total	$6,719	$6,635

(1)                Includes readily marketable agricultural commodity inventories at fair value of $4,192 million and $4,540 million at March 31, 2011 and December 31, 2010, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)                Includes readily marketable sugar inventories of $97 million and $86 million at March 31, 2011 and December 31, 2010, respectively.  Of these sugar inventories, $80 million and $66 million are carried at fair value at March 31, 2011 and December 31, 2010, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in our industrial production business are carried at lower of cost or market.

(3)                Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $240 million and $225 million at March 31, 2011 and December 31, 2010, respectively.

(4)                Fertilizer inventories are carried at lower of cost or market.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2011	2010
Prepaid commodity purchase contracts (1)	$367	$267
Secured advances to suppliers, net (2)	267	245
Unrealized gains on derivative contracts at fair value	2,145	2,619
Recoverable taxes - current	532	500
Margin deposits (3)	596	926
Marketable securities	41	39
Other	1,089	872
Total	$5,037	$5,468

(1)                Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)                Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  These advances are strictly financial in nature.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $5 million at March 31, 2011 and $3 million at December 31, 2010.  Changes in the allowance for the three months ended March 31, 2011 included an increase of $1 million for additional bad debt provisions.  Changes in the allowance for the year ended 2010 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for recoveries of $1 million.

Interest earned on secured advances to suppliers of $7 million and $9 million for the three months ended March 31, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                Margin deposits include U.S. treasury securities at fair value and cash.

7.                                      GOODWILL

Changes in the carrying value of goodwill by segment for the three months ended March 31, 2011, are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Total
Balance, December 31, 2010	$ 215	$ 631	$ 80	$ 7	$ 1	$ 934
Acquired goodwill (1)	15	-	-	-	-	15
Reallocation of acquired goodwill	(2)	-	-	-	-	(2)
Tax benefit on goodwill amortization (2)	(2)	-	-	-	-	(2)
Foreign exchange translation	5	15	4	-	-	24
Balance, March 31, 2011	$ 231	$ 646	$ 84	$ 7	$ 1	$ 969

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

8.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2011	2010

Recoverable taxes, net	$957	$964
Long-term receivables from farmers in Brazil, net	379	377
Judicial deposits	183	172
Other long-term receivables	73	129
Pension plan assets in excess of benefit obligations	7	12
Other	323	291
Total	$1,922	$1,945

Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $38 million at March 31, 2011 and December 31, 2010.

Long-term receivables from farmers in Brazil—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. These are commercial transactions that are intended to be short-term in nature with amounts expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crops are harvested. These arrangements are typically secured by the farmer’s expected current year crop and liens on land, buildings and equipment to ensure recoverability in the event of crop failure. The terms of fertilizer credit sales do not include interest. The secured advances against commitments to deliver soybeans provide for interest between the advance date and the scheduled soybean delivery date. The credit factors considered by Bunge in evaluating farmers before initial advance or extension of credit include, among other things, the credit history of the farmer, financial strength, available agricultural land, and available collateral in addition to the expected crop.

Upon farmer default, Bunge generally initiates legal proceedings to recover the defaulted amounts.  However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years.  As a result, once accounts have been submitted to the judicial process for recovery, Bunge may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery.

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

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil for renegotiated amounts and amounts in the legal collection process.

	March 31,	December 31,

(US$ in millions)	2011	2010
Legal collection process (1)	$452	$441
Renegotiated amounts:
Current on repayment terms	132	137
Ending balance	$584	$578

(1)                All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2011 and the year ended December 31, 2010 was $579 million and $582 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2011		December 31, 2010

	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investments	Allowance
For which an allowance has been provided:
Renegotiated amounts	$47	$39	$66	$39
Legal collection process	184	166	180	162
For which no allowance has been provided:
Renegotiated amounts	85	-	71	-
Legal collection process	268	-	261	-
Total	$584	$205	$578	$201

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	March 31,

(US$ in millions)	2011	2010
Beginning Balance	$201	$232
Bad debt provision	1	4
Recoveries	(1)	(4)
Write-offs	-	(4)
Foreign exchange translation	4	(1)
Ending balance	$205	$227

Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

Other long-term receivables—Other long-term receivables primarily include installment payments to be received from Bunge’s sale of its 33.34% interest in Saipol S.A.S. in December 2009 for 145 million Euros, or its equivalent at that date of approximately $209 million. The sale agreement provided for payment in four equal annual installments, two of which have been received as of January 2011. The reported long-term balance related to Saipol represents the final installment expected January 2013. The January 2012 installment is included in other current assets.

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2011	2010
Accrued liabilities	$1,271	$1,268
Unrealized losses on derivative contracts at fair value	1,716	2,105
Advances on sales	417	323
Other	60	79
Total	$3,464	$3,775

10.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short- and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  For long-term receivables from farmers in Brazil, net, see Note 8 of the notes to the condensed consolidated financial statements.  For long-term debt, see Note 11 of the notes to the condensed consolidated financial statements.  Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

Level 2:    Observable inputs, including Level 1 prices (adjusted); quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sale contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

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

The majority of Bunge’s exchange traded agricultural commodity futures are settled daily generally through its clearing subsidiary and therefore, such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2011				December 31, 2010
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$ -	$ 3,716	$ 796	$ 4,512	$ -	$ 4,567	$ 264	$ 4,831

Unrealized gain on designated derivative contracts (1):
Interest Rate	-	2	-	2	-	-	-	-
Foreign Exchange	-	19	-	19	-	22	-	22
Unrealized gain on undesignated derivative contracts (1):
Interest Rate	-	22	-	22	-	4	-	4
Foreign Exchange	1	285	3	289	2	209	1	212
Commodities	91	1,322	322	1,735	114	1,754	454	2,322
Freight	13	19	3	35	1	22	3	26
Energy	-	20	48	68	9	11	16	36
Other (2)	216	163	-	379	252	88	-	340

Total assets	$ 321	$ 5,568	$ 1,172	$ 7,061	$ 378	$ 6,677	$ 738	$ 7,793

Liabilities:

Unrealized loss on designated derivative contracts (3):
Interest Rate	$ -	$ 2	$ -	$ 2	$ -	$ -	$ -	$ -
Foreign Exchange	-	19	-	19	-	22	-	22
Unrealized loss on undesignated derivative contracts (3):
Interest Rate	-	1	-	1	-	1	-	1
Foreign Exchange	-	142	-	142	-	69	-	69
Commodities	369	1,057	129	1,555	692	1,167	162	2,021
Energy	6	5	10	21	8	1	5	14

Total liabilities	$ 375	$ 1,226	$ 139	$ 1,740	$ 700	$ 1,260	$ 167	$ 2,127

(1)                Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at March 31, 2011, and December 31, 2010.

(2)                Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(3)                Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  At March 31, 2011, $2 million of designated and undesignated derivative contracts are included in other non-current liabilities.  There are no such amounts included in other non-current liabilities at December 31, 2010.

Derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.  Changes in the fair values of these contracts are recognized in the condensed consolidated financial statements as a component of cost of goods sold, foreign exchange gains (losses), other income (expense), net or other comprehensive income (loss).

OTC derivative contracts include swaps, options and structured transactions that are valued at fair value generally determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means.  These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.  When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

Bunge designates certain derivative instruments as fair value hedges or cash flow hedges and assesses, both at inception of the hedge and on an ongoing basis, whether derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items or anticipated cash flows.

Readily marketable inventories — The majority of Bunge’s readily marketable commodity inventories are valued at fair value.  These agricultural commodity inventories are readily marketable, have quoted market prices and may be sold without significant additional processing.  Changes in the fair values of these inventories are recognized in the condensed consolidated statements of income as a component of cost of goods sold.

Readily marketable inventories reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge’s inventories are located.  In such cases, the inventory is classified within Level 2.  Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value.  In such cases, the inventory is classified as Level 3.

If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and readily marketable inventories at fair value in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.  Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and readily marketable inventories in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.

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

Level 3 Derivatives —Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange-cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total

Balance, January 1, 2011	$307	$264	$571
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(42)	(38)	(80)
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	1	-	1
Purchases	36	872	908
Sales	-	(400)	(400)
Issuances	(26)	-	(26)
Settlements	(51)	-	(51)
Transfers into Level 3	5	117	122
Transfers out of Level 3	7	(19)	(12)
Balance, March 31, 2011	$237	$796	$1,033

(1)     Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2010	$31	$109	$140
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(5)	50	45
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	1	-	1
Purchases, issuances and settlements	17	173	190
Transfers into Level 3	12	22	34
Transfers out of Level 3	(7)	-	(7)
Balance, March 31, 2010	$49	$354	$403

(1)                Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2011 and 2010 for Level 3 assets and liabilities that were held at March 31, 2011 and 2010.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2011
Cost of goods sold	$(38)	$695	$657
Foreign exchange gains (losses)	$1	$-	$1
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2010
Cost of goods sold	$62	$57	$119
Foreign exchange gains (losses)	$1	$-	$1

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

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements as of March 31, 2011.

	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	Derivative (5)
Interest rate swap agreements	$975	$975
Weighted average rate payable — 1.93% (1)
Weighted average rate receivable — 3.26% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.64% (3)
Weighted average rate receivable — 0.26% (4)

(1)                Interest is payable in arrears semi-annually based on six-month U.S. dollar LIBOR and payable in arrears quarterly based on three-month U.S. dollar LIBOR.

(2)                Interest is receivable in arrears based on a fixed interest rate.

(3)                Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(4)                Interest is receivable in arrears based on one month U.S. dollar LIBOR.

(5)            The interest rate swap agreements mature in 2011, 2013, and 2016.

Foreign exchange derivatives — Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures.  The foreign exchange forward and option contracts may be designated as cash flow hedges.  Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2011
	Exchange Traded	Non-exchange Traded
	Net—(Short)			Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$-	$(73)	$1	Delta
Forwards	(27)	(9,148)	6,716	Notional
Swaps	-	(121)	100	Notional

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

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements.

	March 31, 2011
	Notional Amount	Notional Amount
(US$ in millions)	of Hedged Obligation	of Derivative (1)

U.S. dollar/Yen cross-currency interest rate swaps	$121	$121

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

In addition, Bunge hedges portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products.  The instruments used are generally exchange traded futures contracts.  Such contracts hedging U.S. oilseed processing activities qualify and are designated as cash flow hedges.  Contracts that are used as economic hedges of other global oilseed processing activities generally do not qualify for hedge accounting as a result of location differences and are therefore, not designated as cash flow hedges for accounting purposes.

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2011
	Exchange Traded	Non-exchange Traded
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(4,433,216)	-	-	Metric Tons
Options	(465,918)	(482,502)	219,816	Metric Tons
Forwards	-	(27,917,844)	36,518,047	Metric Tons
Swaps	-	(7,981,452)	164,221	Metric Tons

(1)                Exchange traded futures and options are presented on a net (short) and long position basis.

(2)                Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options, to hedge portions of its current and anticipated ocean freight costs.  A portion of the ocean freight derivatives may be designated as fair value hedges of Bunge’s firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

The table below summarizes the open ocean freight positions.

	March 31, 2011
	Exchange Cleared	Non-exchange Cleared
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(7,064)	(275)	-	Hire Days
FFA Options	520	-	-	Hire Days

(1)                Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)                Non-exchange cleared options, and forwards are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses derivative instruments for various purposes including to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel.

The table below summarizes the open energy positions.

	March 31, 2011
	Exchange Traded	Non-exchange Cleared
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	4,253,816	-	-	MMBtus
Options	2,306,725	-	-	MMBtus
Energy—Other
Futures	(1,212,374)	-	-	Metric Tons
Forwards	-	(1,615,589)	5,857,125	Metric Tons
Swaps	-	(7,624)	927,552	Metric Tons
Options	152,352	(151,915)	69,978	Metric Tons

(1)                Exchange traded futures and exchange cleared options are presented on a net (short) and long position basis.

(2)                Non-exchange cleared swaps, options, and forwards are presented on a gross (short) and long position basis.

(3)                Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		March 31,
(US$ in millions)	Location	2011	2010
Designated Derivative Contracts:
Interest Rate	Interest Income/Interest Expense	$-	$-
Freight (1)	Cost of goods sold	-	(1)
Total		$-	$(1)
Undesignated Derivative Contracts:
Interest Rate	Interest Income/Interest Expense	$4	$-
Foreign Exchange	Foreign exchange gains (losses)	(4)	44
Foreign Exchange	Cost of goods sold	(10)	36
Commodities	Cost of goods sold	(133)	434
Freight	Cost of goods sold	32	(26)
Energy	Cost of goods sold	8	(12)
Total		$(103)	$476

(1)                The gains or (losses) on the hedged items are included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges in the condensed consolidated statement of income for the three months ended March 31, 2011.

	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)

			Cost of		Cost of
Commodities (4)	$55	$4	goods sold	$-	goods sold	$5
Total	$55	$4		$-		$5

(1)                The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2011, Bunge expects to reclassify into income in the next 12 months approximately $9 million of after tax gains related to its agricultural commodities cash flow hedges.

(2)                The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)                The amount of gain recognized in income is $5 million which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)                The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2011 and 2012.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2010:

	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)

Cash Flow Hedge:
			Cost of		Cost of
Foreign Exchange (4)	$660	$1	goods sold	$1	goods sold	$2
			Cost of		Cost of
Commodities (5)	72	2	goods sold	(2)	goods sold	(5)
Total	$732	$3		$(1)		$(3)
Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
			gains		gains
Foreign Exchange	$551	$(1)	(losses)	$-	(losses)	$-
Total	$551	$(1)		$-		$-

(1)                The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March  31, 2010, Bunge expected to reclassify into income in the next 12 months approximately $2 million and $3 million of after tax gains related to its foreign exchange and commodities cash flow hedges, respectively.

(2)                The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)                The amount of loss recognized in income is zero, which relates to the ineffective portion of the hedging relationships and $(3) million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)                The foreign exchange forward contracts mature at various dates in 2010 and 2011.

(5)             The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2010 and 2011.

(6)                Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps matured at various dates during 2010.

11.  DEBT

In March 2011, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes, which bear interest at 4.10% per year.  The senior notes will mature on March 15, 2016. The senior notes were issued by Bunge’s 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September, 2011.  Bunge used the net proceeds from this offering of approximately $496 million, after deducting underwriters’ commissions and offering expenses for general corporate purposes, including working capital.

In March 2011, Bunge entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million, three-year and $600 million, 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement will bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  There were no borrowings outstanding under this long-term revolving credit facility at March 31, 2011.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(US$ in millions)	Value	Fair Value	Value	Fair Value
Long-term debt, including current portion	$3,670	$3,901	$3,163	$3,407

12.          RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity and fertilizer products from its unconsolidated joint ventures, which totaled $196 million and $139 million for the three months ended March 31, 2011 and 2010, respectively.  Bunge also sold commodity products to these joint ventures, which totaled $81 million and $129 million for the three months ended March 31, 2011 and 2010, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

13.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended March 31,		Foreign-Pension Benefits Three Months Ended March 31,
(US$ in millions)	2011	2010	2011	2010
Service cost	$4	$3	$2	$1
Interest cost	6	6	2	12
Expected return on plan assets	(6)	(6)	(2)	(13)
Amortization of prior service cost	-	1	-	-
Amortization of net loss (gain)	1	1	-	-
Net periodic benefit cost	$5	$5	$2	$-

	U.S.-Postretirement Healthcare Benefits Three Months Ended March 31,		Foreign-Postretirement Healthcare Benefits Three Months Ended March 31,
(US$ in millions)	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	-	-	3	3
Amortization of net loss (gain)	-	-	-	-
Net periodic benefit cost	$-	$-	$3	$3

In the three months ended March 31, 2011, Bunge made contributions of approximately $1 million and approximately $4 million to its U.S. and foreign defined benefit pension plans, respectively.  In the three months ended March 31, 2010, Bunge made contributions totaling approximately $1 million and approximately $3 million to its U.S. and foreign defined benefit pension plans, respectively.

In the three months ended March 31, 2011, Bunge made contributions of approximately $1 million and approximately $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the three months ended March 31, 2010, Bunge made contributions totaling approximately $1 million and approximately $2 million to its U.S. and to its foreign postretirement benefit plans, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material adverse effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities are the following accrued liabilities:

	March 31,	December 31,
(US$ in millions)	2011	2010
Tax claims	$127	$127
Labor claims	77	78
Civil and other claims	112	114
Total	$316	$319

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

Civil and Other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2011:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$75
Unconsolidated affiliates financing (2)	55
Total	$130

(1)            Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2011, Bunge had approximately $58 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $12 million at March 31, 2011.

(2)                Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At March 31, 2011, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2011, debt with a carrying amount of $3,903 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.          SHAREHOLDERS’ EQUITY

Share Repurchase Program — On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.  Bunge repurchased 6,714,573 common shares for approximately $354 million through December 31, 2010. No common shares were repurchased during the three months ended March 31, 2011.

16.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,
(US$ in millions)	2011	2010
Net income	$235	$80
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	297	(114)
Unrealized gains on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax expense of $(2) and $(1)	4	3
Reclassification of realized net losses to net income, net of tax benefit $1 for 2010	-	1
Pension adjustment, net of taxes	(2)	-
Other postretirement healthcare subsidy tax deduction adjustment	-	2
Total comprehensive income (loss)	534	(28)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(11)	1
Total comprehensive income (loss) attributable to Bunge	$523	$(27)

17.          TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

In the first quarter of 2011, Bunge sold a 10% interest in a consolidated subsidiary that is constructing an oilseed processing facility in Vietnam for $3 million.  As a result of this transaction, Bunge has a 90% interest in this subsidiary.

Bunge has an 80% controlling interest in a sugar mill in Brazil, which it consolidates.  In the first quarter of 2011, the noncontrolling interest holder, which has a 20% interest in this joint venture, made a $32 million capital contribution to this joint venture.  Bunge made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

Bunge has a 51% controlling interest in a joint venture that is developing a grain terminal in Longview, Washington, U.S., which it consolidates.  In the first quarter 2011, the noncontrolling interest holders, which have a 49% interest in this joint venture, made a $7 million capital contribution to this joint venture.  Bunge made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.

Effective January 1, 2010, Bunge adopted a FASB issued standard that amended the consolidation guidance applied to variable interest entities (VIEs).  As a result of this adoption, Bunge consolidated AGRI-Bunge, LLC, an agribusiness joint venture which originates grains and operates a Mississippi River terminal in the United States in which Bunge has 50% voting power and a 34% interest in the equity and earnings.  Bunge recorded $3 million of noncontrolling equity interest upon its consolidation of this joint venture in the first quarter of 2010.

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

At March 31, 2010, Bunge had 862,455 mandatory convertible preference shares outstanding with a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, Bunge used 6,714,573 repurchased common shares and issued an additional 1,702,642 common shares to satisfy the conversion of the mandatory convertible preference shares.

Bunge had 6,900,000 convertible perpetual preference shares outstanding at March 31, 2011.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, into approximately 1.0938 Bunge Limited common shares based on a conversion price of $91.4262 per convertible preference share (which represents 7,547,220 Bunge Limited common shares as of March 31, 2011, subject in each case to certain anti-dilution specified adjustments).

The following table sets forth the computation of basic and diluted earnings per common share.

		Three Months Ended March 31,
(US$ in millions, except for share data)	2011	2010
Net income attributable to Bunge	$232	$63
Convertible preference share dividends	(8)	(19)
Net income available to Bunge common shareholders	$224	$44
Weighted average number of common shares outstanding:
Basic	146,842,755	140,112,091
Effect of dilutive shares:
–Stock options and awards	1,257,516	1,174,450
–Convertible preference shares	7,547,220	-
Diluted (1)	155,647,491	141,286,541
Earnings per common share:
Basic	$1.53	$0.31
Diluted	$1.49	$0.31

(1)         Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2011. Approximately 3 million outstanding stock options and contingently issuable restricted stock units and 14.6 million weighted average common shares that are issuable upon conversion of the mandatory convertible preference shares and convertible perpetual preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2010.

19.          SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The sugar and bioenergy segment involves sugar origination, milling, trading and merchandising businesses, as well as sugar and sugarcane-based ethanol production and corn-based ethanol investments and activities.  Following the completion of the sale of Bunge’s Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its fertilizer distribution business in Brazil as well as its operations in Argentina and the United States (see Note 4 of the notes to the condensed consolidated financial statements).  Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.  The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.

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

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
March 31, 2011	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$ 8,123	$ 1,061	$ 2,016	$ 500	$ 494	$ -	$ 12,194
Inter–segment revenues	1,158	-	22	26	11	(1,217)	-
Gross profit	407	32	114	57	29	-	639
Foreign exchange gains (losses)	34	11	(1)	-	(2)	-	42
Equity in earnings of affiliates	-	-	-	1	(1)	-	-
Noncontrolling interest (1)	(6)	(2)	(4)	-	-	9	(3)
Other income (expense) – net	(5)	(1)	(1)	3	(4)	-	(8)
Segment EBIT (2)	253	2	34	33	(5)	-	317
Depreciation, depletion and amortization	(47)	(20)	(20)	(7)	(10)	-	(104)
Total assets	$ 16,116	$ 4,513	$ 2,475	$ 844	$ 2,525	$ -	$ 26,473

Three Months Ended March 31, 2010
Net sales to external customers	$6,645	$1,025	$1,573	$403	$699	$ -	$10,345
Inter–segment revenues	872	18	23	33	4	(950)	-
Gross profit	329	22	99	34	61	-	545
Foreign exchange gains (losses)	(41)	9	(2)	-	(16)	-	(50)
Equity in earnings of affiliates	4	1	-	-	(5)	-	-
Noncontrolling interest (1)	(2)	2	(3)	-	(27)	13	(17)
Other income (expense) – net	-	-	-	1	(1)	-	-
Segment EBIT (2)	122	5	18	13	(40)	-	118
Depreciation, depletion and amortization	(46)	(14)	(20)	(7)	(15)	-	(102)
Total assets (3)	$ 10,491	$ 4,118	$ 2,047	$ 677	$ 5,164	$ 53	$ 22,550

(1)                Includes noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)                Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate segment operating activities.  Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.

(3)                Includes Bunge’s Brazilian fertilizer nutrients assets totaling $3,019 million, which are classified as assets held for sale at March 31, 2010 (see Note 4 of notes to the condensed consolidated financial statements).

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

		Three Months Ended
		March 31,
(US$ in millions)	2011	2010
Total segment EBIT	$317	$118
Interest income	21	19
Interest expense	(72)	(78)
Income tax expense	(43)	(9)
Noncontrolling interest share of interest and tax	9	13
Net income attributable to Bunge	$232	$63

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 1, 2011, and “Part II — Item 1A.  Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2011 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Operating Results.” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness — Our agribusiness segment results for the first quarter of 2011 improved significantly compared to the first quarter of 2010 primarily due to higher volumes and margins in our South American grain origination business.  Total agribusiness volumes declined compared with the same period last year as a result of lower supply resulting from the 2010 Eastern European drought, but our grain merchandising business was able to optimize our global asset and logistics network to meet customer demands that arose from this supply disruption.  Risk management also performed well during a volatile period. The first quarter of 2010 included impairment and restructuring charges of $15 million primarily related to the closure of an oilseed processing facility in the U.S.

Sugar and Bioenergy — Results in the first quarter of 2011 were slightly weaker than the first quarter of 2010.  The first quarter is the inter-harvest period for the Brazilian sugarcane crop when sales of sugar and ethanol are made from carryover inventories which were low coming into 2011 as a result of the 2010 drought in the Center-South of Brazil.  Higher margins for both sugar and ethanol resulting from the tight supply were offset by weaker results in our sugar merchandising business, higher selling, general and administrative expenses and $17 million in counterparty valuation adjustments related to sugar deliveries.  In the first quarter of 2010, we recorded approximately $11 million of expenses related to our acquisition of Moema.

Edible oil products — Edible oil products results for the first quarter of 2011 improved when compared to the first quarter of 2010, driven by strong margins in North America and Europe resulting from improved pricing and favorable inventory costs as well as a higher value edible oil product sales mix.  These results were partially offset by lower margins in our margarine business, primarily in Europe and Brazil, as aggressive competition pressured selling prices.

Milling products— Milling products segment results improved significantly when compared to the same period last year as both corn and wheat milling benefited from stronger margins.  Wheat milling benefited from higher selling prices and low cost inventories that were purchased before the rise in global wheat prices.  Improved margins were partially offset by lower volumes in both corn and wheat milling.

Fertilizer — Results in our fertilizer segment improved when compared to the first quarter of 2010 as a result of stronger margins in our distribution operations.  Volumes declined when compared to the first quarter of 2010 as that quarter included volumes related to the Brazilian nutrients assets which were sold in the second quarter of 2010.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2011	2010
Volumes (in thousands of metric tons):
Agribusiness	24,211	25,138
Sugar and Bioenergy	1,438	1,763
Edible oil products	1,410	1,439
Milling products	1,243	1,284
Fertilizer	982	2,299
Total	29,284	31,923

Net sales:
Agribusiness	$8,123	$6,645
Sugar and Bioenergy	1,061	1,025
Edible oil products	2,016	1,573
Milling products	500	403
Fertilizer	494	699
Total	$12,194	$10,345

Cost of goods sold:
Agribusiness	$(7,716)	$(6,316)
Sugar and Bioenergy	(1,029)	(1,003)
Edible oil products	(1,902)	(1,474)
Milling products	(443)	(369)
Fertilizer	(465)	(638)
Total	$(11,555)	$(9,800)

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2011	2010
Gross profit:
Agribusiness	$407	$329
Sugar and Bioenergy	32	22
Edible oil products	114	99
Milling products	57	34
Fertilizer	29	61
Total	$639	$545

Selling, general and administrative expenses:
Agribusiness	$(177)	$(168)
Sugar and Bioenergy	(38)	(29)
Edible oil products	(74)	(76)
Milling products	(28)	(22)
Fertilizer	(27)	(52)
Total	$(344)	$(347)

Foreign exchange gains (losses):
Agribusiness	$34	$(41)
Sugar and Bioenergy	11	9
Edible oil products	(1)	(2)
Milling products	-	-
Fertilizer	(2)	(16)
Total	$42	$(50)

Equity in earnings of affiliates:
Agribusiness	$-	$4
Sugar and Bioenergy	-	1
Edible oil products	-	-
Milling products	1	-
Fertilizer	(1)	(5)
Total	$-	$-

Noncontrolling interest:
Agribusiness	$(6)	$(2)
Sugar and Bioenergy	(2)	2
Edible oil products	(4)	(3)
Milling products	-	-
Fertilizer	-	(27)
Total	$(12)	$(30)

Other income (expense):
Agribusiness	$(5)	$-
Sugar and Bioenergy	(1)	-
Edible oil products	(1)	-
Milling products	3	1
Fertilizer	(4)	(1)
Total	$(8)	$-

Segment earnings before interest and tax:
Agribusiness	$253	$122
Sugar and Bioenergy	2	5
Edible oil products	34	18
Milling products	33	13
Fertilizer	(5)	(40)
Total (1)	$317	$118

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2011	2010
Depreciation, depletion and amortization:
Agribusiness	$(47)	$(46)
Sugar and Bioenergy	(20)	(14)
Edible oil products	(20)	(20)
Milling products	(7)	(7)
Fertilizer	(10)	(15)
Total	$(104)	$(102)

(1)                Total segment earnings before interest and taxes (EBIT) is an operating performance measure used by Bunge’s management to evaluate segment operating activities.  Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended
	March 31,
(US$ in millions)	2011	2010
Total segment EBIT	$317	$118
Interest income	21	19
Interest expense	(72)	(78)
Income tax expense	(43)	(9)
Noncontrolling share of interest and tax	9	13
Net income attributable to Bunge	$232	$63

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Agribusiness Segment.  Agribusiness segment net sales increased by 22% when compared to the first quarter of 2010 due to higher selling prices for major agricultural commodities, including corn and wheat.  These increased prices were primarily attributable to strong global demand for these commodities and products combined with tight global supplies that were further pressured by weather related issues in Eastern Europe, which suffered a severe drought in 2010. The impact of higher prices was partially offset by a 4% volume decline driven by lower grain origination and crushing volumes, resulting from reduced grain availability, primarily in Europe, as a result of the drought.

Cost of goods sold increased 22% primarily due to the increase in average market prices for agricultural commodity raw materials.  Cost of goods sold also were impacted by the effect of the stronger Brazilian real on the mark-to-market valuation of readily marketable commodity inventories in Brazil at market prices linked to the U.S. dollar.  The Brazilian real appreciated during the first quarter of 2011, while it depreciated in the same period of 2010.  The first quarter of 2010 included impairment and restructuring charges of $15 million primarily related to the closure of an oilseed processing facility in the United States.

Gross profit increased 24% as a result of stronger grain origination and merchandising margins when compared with the first quarter of 2010 as stronger farmer selling in South America benefited grain origination margins.  Improved grain origination and merchandising margins were partially offset by lower oilseed processing margins and volumes.  Risk management performed well in a volatile quarter.

SG&A expenses increased 5% largely due to higher employee related costs and the impact of foreign exchange translation of functional currency costs into U.S. dollars when compared to the same period of 2010.

Foreign exchange gains in the first quarter of 2011 of $34 million compared to losses of $41 million in the first quarter of 2010 related primarily to the strengthening of global currencies relative to the U.S. dollar during the first quarter of 2011.  Foreign exchange gains and losses for both periods were substantially offset by mark-to-market adjustments on dollar-linked inventories, which are included in cost of goods sold.

Equity in earnings of affiliates decreased to zero in the first quarter of 2011 from $4 million in the same quarter of 2010 primarily driven by weaker results from our European bio-diesel investments.

Noncontrolling interest was $6 million in the first quarter of 2011 as compared to $2 million in the first quarter of  2010 and represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased by $131 million to $253 million in the first quarter of 2011 from $122 million in the first quarter of 2010 due to higher gross profit which was partially offset by higher SG&A expenses.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 4% when compared to the first quarter of 2010 primarily due to higher sugar and ethanol prices as well as the inclusion of a full quarter of results from Moema which was acquired in February 2010.  Volumes decreased 18% as a result of weaker volumes in our sugar merchandising business.  The reductions in sugar merchandising volumes in the first quarter of 2011 were partially offset by higher ethanol sales than a year ago related to higher ethanol carryover volume from 2010.

Cost of goods sold increased 3% due to the expansion of our industrial activities when compared to the first quarter of 2010 and to a higher cost of sugarcane.  In addition, cost of goods sold includes counterparty valuation adjustments of $17 million as certain millers that supply a portion of our sugar merchandising volumes are expected to be unable to meet commitments due to the 2010 drought.

Gross profit increased to $32 million in the first quarter of 2011 from $22 million in the comparable period of 2010 primarily as a result of improved margins in our industrial business due to rising sugar and ethanol prices during the quarter and the inclusion of a full quarter of results from Moema.  These increases were partially offset by the impact of weaker margins and volumes in our trading and merchandising business during the quarter and the $17 million counterparty valuation adjustment.

SG&A expenses increased to $38 million in the first quarter of 2011 from $29 million in the comparable period of 2010 primarily due to the expansion of our industrial operations and the inclusion of a full quarter of expenses related to Moema.

Foreign exchange gains in the first quarters of 2011 and 2010 were $11 million and $9 million, respectively, and resulted primarily from movements of the Brazilian real.

Equity in earnings of affiliates was zero in the first quarter of 2011 compared to $1 million in the same quarter of 2010 due to weaker results from our North American bioenergy investments.

Noncontrolling interest was $(2) million in the first quarter of 2011 and $2 million in the same quarter of 2010 and represents the noncontrolling interest share of period (income) loss from our non-wholly owned Brazilian sugar cane mills.

Segment EBIT decreased by $3 million to $2 million in the first quarter of 2011 from $5 million in the first quarter of 2010 as higher gross profit was largely offset by increased SG&A from our expanded business and the noncontrolling interest share of period income was higher.

Edible Oil Products Segment.  Edible oil products segment net sales increased 28% in the first quarter of 2011 compared to the first quarter of 2010, driven by higher average selling prices for edible oil products. Higher sales prices were partially offset by a slight volume decrease of 2% from the same period last year.

Cost of goods sold increased 29% primarily due to an increase in raw material costs relative to the same period last year resulting from higher commodity prices.  This increase was partially offset by slightly lower volumes.

Gross profit increased 15% when compared to the first quarter of 2010 primarily due to improved pricing and favorable inventory costs, primarily in North America and Europe.  Gross margins also benefited from a higher-value product mix.

SG&A expenses decreased 3% primarily as a result of lower marketing costs, primarily in Europe.

Foreign exchange results in the first quarters of 2011 and 2010 were losses of $1 million and $2 million, respectively.

Noncontrolling interest of $4 million in the first quarter of 2011 and $3 million in the same quarter of 2010 represented the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased 89% as a result of higher gross profit.

Milling Products Segment.  Milling products segment net sales increased 24% primarily due to higher average selling prices in both wheat and corn milling as pricing reflected increased global agricultural commodity prices during the first quarter of 2011.  Volumes decreased 3% as a result of lower consumption due to the overall high price environment in wheat milling.

Cost of goods sold increased 20% despite the 3% volume decrease, primarily as a result of higher raw material costs when compared to the first quarter of 2010.

Gross profit increased by 68% compared with the first quarter of 2010 primarily due to the combination of higher average selling prices of wheat and corn milling products and lower cost inventories in wheat milling that were acquired prior to the increase in global wheat prices.

SG&A expenses increased 27% during the first quarter of 2011 when compared to the first quarter of 2010, primarily resulting from the unfavorable impact of a stronger Brazilian real on wheat milling functional currency expenses when translated into U.S. dollars and from increased employee related costs and bad debt expenses.

Segment EBIT increased 154% to $33 million in the first quarter of 2011 from $13 million in the first quarter of 2010 primarily as a result of higher gross profit in both wheat and corn milling, partially offset by higher SG&A.

Fertilizer Segment.  Fertilizer segment net sales decreased 29% for the first quarter of 2011 when compared to the first quarter of 2010 primarily due to the sale of our Brazilian nutrients assets, including our interest in Fosfertil S.A., in the second quarter of 2010.  These decreases were partially offset by increased net sales in our Brazilian distribution operations and our fertilizer business in Argentina due to higher international prices and stronger demand.  Volumes decreased 57% compared to the same period last year due primarily to the sale of the Brazilian nutrient assets. These decreases were partially offset by higher volume, primarily in our Brazilian distribution business, resulting from higher farmer demand, mainly for the winter crops of corn, sugarcane and coffee.

Cost of goods sold decreased 27% primarily as a result of lower volumes and raw material costs compared to the first quarter of 2010 which included the activities associated with our Brazilian nutrients assets.

Gross profit decreased to $29 million in the first quarter of 2011 from $61 million in the comparable period of 2010.  The decrease in gross profit was primarily a result of the sale of the Brazilian nutrient assets, partially offset by improved margins and volumes in our Brazilian distribution operations.

SG&A decreased to $27 million in the first quarter of 2011 from $52 million in the comparable period of 2010 primarily as a result of a reduction of costs as a result of the sale of the Brazilian nutrients assets in the second quarter of 2010 and lower bad debt expenses.

Foreign exchange losses were $2 million in the first quarter of 2011 compared to a loss of $16 million in the first quarter of 2010.   This reduction was primarily the result of lower average inventory levels during the first quarter of 2011 as a result of improved supply chain management.

Equity in earnings of affiliates was a loss of $1 million in the first quarter of 2011 compared to a loss of $5 million in the first quarter of 2010 primarily due to improved results in our Moroccan phosphate joint venture.

There was no noncontrolling interest in the first quarter of 2011.  In 2010, noncontrolling interest was $27 million which represented the noncontrolling interest share of period income at Fosfertil. Our entire interest in Fosfertil was included in the Brazilian nutrients assets sale in the second quarter of 2010.

Segment EBIT improved to a loss of $5 million from a loss of $40 million in the same period of 2010 due to lower foreign exchange losses, SG&A expenses and Equity in earnings of affiliates.  These reduced costs and losses more than offset the lower gross profit.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions)	2011	2010
Interest income	$21	$19
Interest expense	(72)	(78)

Interest income was $21 million and $19 million for the three months ended March 31, 2011 and 2010, respectively. Higher income from interest bearing receivables was offset by lower average interest bearing cash balances.  Interest expense decreased 8% when compared to the same period last year, as lower average borrowing costs more than offset higher working capital usage, primarily resulting from higher commodity prices.

Income Tax Expense.  In the quarter ended March 31, 2011, we recorded income tax expense of $43 million compared to income tax expense of $9 million in the quarter ended March 31, 2010.  The effective tax rate for the three months ended March 31, 2011 was 15%, compared to 10% for the three months ended March 31, 2010.  Included in the effective tax rate for the three months ended March 31, 2011 were approximately $21 million of discrete tax charges related to nondeductible expenses and the provision of a valuation allowance for a subsidiary that management intends to liquidate as part of an internal reorganization.  The effective tax rate of 10% for the three months ended March 31, 2010 was impacted by a benefit of $12 million related to a tax amnesty program in Brazil.

Net Income Attributable to Bunge.  For the quarter ended March 31, 2011, net income attributable to Bunge increased by $169 million to net income of $232 million, from $63 million in the quarter ended March 31, 2010. This increase was primarily the result of higher EBIT in all reportable segments except Sugar and Bioenergy, which was impacted by higher expenses.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.70 and 1.58 at March 31, 2011 and December 31, 2010, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $812 million at March 31, 2011 and $578 million at December 31, 2010.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,192 million and $4,540 million at March 31, 2011 and December 31, 2010, respectively.   The sugar and bioenergy segment included readily marketable sugar inventories of $97 million and $86 million at March 31, 2011 and December 31, 2010, respectively.  Of these readily marketable sugar inventories, $80 million and $66 million were inventories carried at fair value at March 31, 2011 and December 31, 2010, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $240 million and $225 million at March 31, 2011 and December 31, 2010, respectively, were included in our edible oil products and milling products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $28 million and $13 million in the three months ended March 31, 2011 and 2010, respectively.

Financing Arrangements and Outstanding Indebtedness — We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Certain of Bunge Limited’s 100%-owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., fund the master trust with long- and short-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes.  Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities.  At March 31, 2011, we had approximately $3,325 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which all was unused and available.  The following table summarizes these facilities as of the periods presented:

Commercial Paper		Total Availability	Borrowings Outstanding
Program and Revolving		March 31,	March 31,	December 31,
Credit Facilities	Maturities	2011	2011	2010
		(US$ in millions)
Commercial Paper	2012	$575	$-	$-
Long-Term Revolving Credit Facilities (1)	2012-2014	2,750	-	-
Total		$3,325	$-	$-

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program  provided by lending institutions that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investors Service.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  No borrowings were outstanding under the commercial paper program at March 31, 2011 and December 31, 2010.

In March 2011, we entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million, three-year and $600 million, 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement will bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  Facility financing fees of approximately $16 million were paid at inception of the credit agreement and will be amortized to interest expense on a straight-line basis over the three-year term of the credit agreement.  There were no borrowings outstanding under this long-term revolving credit facility at March 31, 2011.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At March 31, 2011 and December 31, 2010 respectively, $825 million and $1,075 million were outstanding under these uncommitted short-term credit lines.

In January 2010, we adopted a FASB issued standard that resulted in amounts outstanding under our securitization programs being accounted for as secured borrowings and reflected as short-term debt on our condensed consolidated balance sheets.  As a result of this change, we either terminated or allowed the then existing programs to expire.  We plan to enter into a global trade accounts receivable securitization program in 2011 in order to provide another source of efficient funding for our operations.  We expect that transactions in this program will qualify as sales under the sale of financial assets criteria for U.S. G.A.A.P. purposes.

Short- and Long-Term Debt.  Our short- and long-term debt decreased by $193 million at March 31, 2011 from December 31, 2010, primarily due to lower working capital levels.

Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories.  For the three months ended March 31, 2011, our average short- and long-term debt outstanding was $4.9 billion, primarily due to rising commodity prices during the quarter.  The outstanding debt balance was $4.7 billion at March 31, 2011 compared to $4.9 million at December 31, 2010.   The following table summarizes our short-term debt activity at March 31, 2011:

		Weighted			Weighted
		Average	Highest		Average
	Outstanding	Interest	Balance	Average	Interest
	Balance	Rate	Outstanding	Balance	Rate
	at Quarter	at Quarter	During	During	During
(US$ in millions)	End	End	Quarter (1)	Quarter (1)	Quarter
Bank Borrowings	$1,018	2.62%	$1,760	$1,549	2.35%
Commercial Paper	-	-	205	52	0.43%

Total	$1,018	2.62%	$1,965	$1,601	2.29%

(1)             Based on monthly balances.

In March 2011, we completed the sale of $500 million aggregate principal amount of unsecured senior guaranteed notes, bearing interest at 4.10% per annum and maturing on March 15, 2016.   The senior notes were issued by our 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011.  The net proceeds from this offering of approximately $496 million after deducting underwriters’ commissions and offering expenses were used for general corporate purposes, including working capital.  Debt issuance costs of approximately $4 million were paid in conjunction with the issuance of the senior notes and will be amortized to interest expense on a straight-line basis over the five-year term of the senior notes.

We have $475 million of term loans and a 10 billion Japanese Yen term loan maturing in August and October 2011, respectively.  We expect to have adequate liquidity to repay these amounts at maturity.

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The following table summarizes our short- and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2011	2010
Short-term debt:
Short-term debt (1)	$1,018	$1,718
Current portion of long-term debt	629	612
Total short-term debt	1,647	2,330
Long-term debt (2):
Term loans due 2011—LIBOR (3) plus 1.25% to 1.75%	475	475
Term loan due 2013—fixed interest rate of 3.32%	300	300
Japanese Yen term loan due 2011—Yen LIBOR (4) plus 1.40%	121	123
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	-
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600

BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 0% to 9.75% and URTJLP (7) plus 6.00% to 10.50% payable through 2016	131	118
Others	111	115
Subtotal	3,670	3,163
Less: Current portion of long-term debt	(629)	(612)
Total long-term debt	3,041	2,551
Total debt	$4,688	$4,881

(1)	Includes secured debt of $15 million at December 31, 2010.

(2)	Includes secured debt of $134 million and $122 million at March 31, 2011 and December 31, 2010, respectively.

(3)	One-, three- and six-month LIBORs at March 31, 2011 were 0.24%, 0.30% and 0.46% per annum, respectively, and at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively.

(4)	Three-month Yen LIBOR at March 31, 2011 was 0.20% per annum and at December 31, 2010 was 0.19% per annum.

(5)	Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)	TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of March 31, 2011 and December 31, 2010 was 6.00% per annum for both periods.

(7)

URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of March 31, 2011 and December 31, 2010 was TJLP minus 6.00% per annum for both periods.

Credit Ratings.   Bunge’s debt ratings and outlook by major credit rating agency at March 31, 2011 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Negative (1)
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Negative

(1)              On April 27, 2011, Standard & Poor’s Ratings Services affirmed our long-term debt rating and changed the outlook to stable from negative based on improved earnings and reduced debt levels.  There were no other changes to our debt ratings or outlook subsequent to March 31, 2011.

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of March 31, 2011.

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

In March 2011, we entered into interest rate swap agreements with an aggregate notional principal amount of $500 million for the purpose of managing our interest rate exposure related to our $500 million, fixed-rate 4.10% Senior Notes maturing in 2016.  Under the terms of the interest rate swap agreements, we make payments based on six-month LIBOR and receive payments based on a fixed rate.

We have accounted for these interest rate swaps as fair value hedges in accordance with a FASB issued standard.  The following table summarizes the fair value of our outstanding interest rate swap agreements as of March 31, 2011.

	Maturity	Fair Value Loss
(US$ in millions)	March 2016	March 31, 2011
Interest rate swap agreements - notional amount	$500	$(1)
Weighted average variable rate payable (1)	2.09%
Weighted average fixed rate receivable (2)	4.10%

		Fair Value
	Maturity	Loss
(US$ in millions)	December 2013	March 31, 2011
Interest rate swap agreements - notional amount	$300	$(1)
Variable rate payable (1)	2.44%
Fixed rate receivable (2)	3.32%

	Maturity	Fair Value Gain
(US$ in millions)	November 2011	March 31, 2011
Interest rate swap agreements - notional amount	$175	$-
Variable rate payable (3)	0.62%
Fixed rate receivable (2)	0.76%

(1)                Interest is payable in arrears semi-annually based on six-month U.S. dollar LIBOR.

(2)                Interest is receivable in arrears based on a fixed rate.

(3)                Interest is payable in arrears quarterly based on three-month U.S. dollar LIBOR.

The following table summarizes our outstanding interest rate basis swap agreements at March 31, 2011.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore we have not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

		Fair Value
	Maturity	Loss
	August	March 31,
(US$ in millions)	2011	2011
Interest rate basis swap agreements — notional amount	$375	$(1)
Weighted average rate payable (1)	0.64%
Weighted average rate receivable (2)	0.26%

(1)     Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)     Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due in October 2011.  Under the terms of the cross-currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross-currency interest rate swap agreements as fair value hedges.  At March 31, 2011, the fair value of the cross-currency interest rate swap agreements was a gain of $19 million.

Shareholders’ Equity.

Total equity was $13,105 million at March 31, 2011, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2011	2010
Shareholders’ equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,816	4,793
Retained earnings	6,343	6,153
Accumulated other comprehensive income	874	583
Total Bunge shareholders’ equity	12,724	12,220
Noncontrolling interest	381	334
Total equity	$13,105	$12,554

Total Bunge shareholders’ equity increased to $12,724 million at March 31, 2011 from $12,220 million at December 31, 2010.  The increase in shareholders’ equity was due primarily to net income attributable to Bunge for the three months ended March 31, 2011 of $232 million and foreign currency translation gains of $289 million.  The increase was partially offset by declared dividends to common and preferred shareholders of $34 million and $8 million, respectively.

Noncontrolling interest increased to $381 million at March 31, 2011 from $334 million at December 31, 2010 due primarily to capital contributions by noncontrolling interest holders.  The noncontrolling interest holder that has a 20% interest in one of our Brazilian sugar mills made a capital contribution of $32 million to the sugar mill joint venture during the three months ended March 31, 2011.  We have an 80% controlling interest in the joint venture, which we consolidate.  Bunge made a proportionate contribution to this joint venture, which resulted in no ownership change.    In addition, noncontrolling interest holders that together have a 49% interest in our joint venture that is developing a grain terminal in Longview, Washington, U.S., made a $7 million capital contribution to this joint venture during the three months ended March 31, 2011.  We have a 51% controlling interest in this joint venture, which we consolidate.  We made a proportionate contribution to this joint venture, which resulted in no ownership percentage change.  During the three months ended March 31, 2011, we sold a 10% interest in a consolidated subsidiary that is constructing an oilseed processing facility in Vietnam for $3 million to a third-party.  Our ownership in this subsidiary was reduced from 100% to 90%.

As of March 31, 2011, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0938 Bunge Limited common shares, based on the conversion price of $91.4262 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the three months ended March 31, 2011, our cash and cash equivalents increased by $234 million, reflecting the net effect of cash flows from operating, investing and financing activities compared to an increase of $58 million for the three months ended March 31, 2010.

Our operating activities generated cash of $734 million for the three months ended March 31, 2011 compared to cash generated of $760 million for the three months ended March 31, 2010.  The positive cash flow from operating activities for the three months ended March 31, 2011 was principally due to lower working capital requirements and net income.  The positive cash flow from operating activities for the three months ended March 31, 2010 was primarily due to higher trade payables in the fertilizer segment and net income.

Short-term borrowing needs of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the three months ended March 31, 2011 and March 31, 2010, we had gains of $43 million and losses of $93 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $282 million in the three months ended March 31, 2011, compared to cash used of $381 million in the three months ended March 31, 2010.  During the first three months of 2011, we acquired a port terminal in Ukraine for a total purchase price of approximately $100 million net of $2 million cash acquired, consisting of approximately $62 million in cash, and approximately $38 million of short-term debt and other payables related to assets under construction. In addition, we formed a joint-venture to purchase a fertilizer storage terminal in the U.S. for $8 million.  In Russia, we received net proceeds of $16 million from the sale of a cost-method investment.  Payments made for capital expenditures of $207 million in the three months ended March 31, 2011 primarily included investments in property, plant and equipment related to expanding our sugar business in Brazil, investments in our port facility in Washington state in the U.S. and construction of oilseed processing facilities in Vietnam and China.  During the three months ended March 31, 2010, we paid $80 million to acquire the fertilizer division of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition and $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland.

Cash used for financing activities was $230 million in the three months ended March 31, 2011, compared to cash used of $321 million in the three months ended March 31, 2010.  In the three months ended March 31, 2011, we had a net decrease of $216 million in borrowings due to lower working capital.  In the three months ended March 31, 2010, we had $286 million of repayments net of borrowings (excluding $555 million of debt assumed in the Moema acquisition).  Dividends paid to our common shareholders in the three months ended March 31, 2011 and March 31, 2010 were $34 million and $30 million, respectively.  Dividends paid to holders of our convertible preference shares in the three months ended March 31, 2011 and March 31, 2010, were $8 and $19 million, respectively.

Brazilian Farmer Credit

Background — We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.  All of these activities are generally intended to be short-term in nature. The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields.  As a result, these arrangements are typically secured by the farmer’s crop and, in many cases, the farmer’s land and other assets.  On occasion, Brazilian farm economics in certain regions and certain years, particularly 2005 and 2006, have been adversely affected by factors including volatility in soybean prices, a steadily appreciating Brazilian real and poor crop quality and yields.  As a result, certain farmers have defaulted on amounts owed.  While Brazilian farm economics have improved, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real.  Upon farmer default, we generally initiate legal proceedings to recover the defaulted amounts.  However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years.  As a result, once accounts have been submitted to the judicial process for recovery, we may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery of amounts owed.  In addition, we have tightened our credit policies to reduce exposure to higher risk accounts, and have increased collateral requirements for certain customers.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2010 to March 31, 2011, the Brazilian real appreciated by 2%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

Brazilian Fertilizer Trade Accounts Receivable — In our Brazilian fertilizer operations, customer accounts receivable are intended to be short-term in nature, and are expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crop is harvested.  As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer’s crop.  These receivables may also be secured by the farmer’s crop.  We initiate legal proceedings against customers to collect amounts owed which are in default.  In some cases, we have renegotiated amounts that were in legal proceedings, including to secure the subsequent year’s crop.

We periodically evaluate the collectability of our trade accounts receivable and record allowances if we determine that collection is doubtful.  We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions as well as the value of any collateral related to amounts owed.  We continuously review defaulted farmer receivables for impairment on an individual account basis.  We consider all accounts in legal collections processes to be defaulted and past due.  For such accounts, we determine the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell.  For all renegotiated accounts (current and past due), we consider changes in farm economic conditions and other market conditions, our historical experience related to renegotiated accounts and the fair value of collateral in determining the allowance for doubtful accounts.

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed to these third parties by certain of our customers.  These guarantees are discussed under the heading “—Guarantees”.

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	March 31,	December 31,
(US$ in millions, except percentages)	2011	2010
Trade accounts receivable (current)	$160	$172
Allowance for doubtful accounts (current)	1	4
Trade accounts receivable (non-current) (1) (2)	270	266
Allowance for doubtful accounts (non-current) (1)	119	117
Total trade accounts receivable (current and non-current)	430	438
Total allowance for doubtful accounts (current and non-current)	120	121
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	28%	28%

(1)              Included in other non-current assets in the condensed consolidated balance sheets.

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

Interest earned on secured advances to suppliers of $7 million and $9 million for the three months ended March 31, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 6 and Note 8 of the notes to the condensed consolidated financial statements for more information.

	March 31,	December 31,
(US$ in millions)	2011	2010
Prepaid commodity contracts	$338	$255
Secured advances to suppliers (current)	258	248
Total (current)	596	503
Soybeans not yet priced (1)	(205)	(71)
Net	391	432
Secured advances to suppliers (non-current)	314	312
Total (current and non-current)	$705	$744
Allowance for uncollectible advances	$(91)	$(87)

(1)     Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at March 31, 2011.

Guarantees

We have issued or were a party to the following guarantees at March 31, 2011:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$75
Unconsolidated affiliates financing (2)	55
Total	$130

(1)              We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At March 31, 2011, we had approximately $58 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge recorded obligation related to these outstanding guarantees was $12 million at March 31, 2011.

(2)              We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2011, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2011, debt with a carrying amount of $3,903 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.23 per share on March 2, 2011 to common shareholders of record on February 16, 2011.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2011 to shareholders of record on February 15, 2011.  On March 3, 2011, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.23 per common share.  The dividend will be payable on June 2, 2011 to common shareholders of record on May 19, 2011.  We also announced on March 3, 2011 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2011 to shareholders of record on May 15, 2011.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the first quarter 2011.

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

Adoption of New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses — In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge has adopted this  disclosure as of December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 8 of the notes to the condensed consolidated financial statements), The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business activities.  Our risk management discussions take place in various locations but exposure limits are centrally set and monitored.  We have a corporate risk management group, headed by our chief risk officer, which analyzes and monitors our risk exposures globally.  Additionally, our board of directors’ finance and risk policy committee supervises, reviews and periodically revises our overall risk management policies and limits.

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations however, they can occasionally result in earnings volatility, which may be material.  See Note 10 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we used.

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

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients.  As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn.  In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time have experienced instances of counterparty non-performance, including as a result of counterparty profitability under these contracts due to significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

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

	Three Months Ended		Year Ended
	March 31, 2011		December 31, 2010
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$1,993	$(199)	$2,394	$(239)
Highest short position	-	-	(912)	(91)

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

Energy Risk

We purchase various energy commodities such as bunker fuel, electricity and natural gas that are used to operate our manufacturing facilities and ocean freight vessels.  The energy commodities are subject to price risk.  We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, including to manage our exposure to volatility in energy costs.  These energy derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheet at fair value.

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2011 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $114 million for the three months ended March 31, 2011 and gains of $195 million for the year ended December 31, 2010, related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2011, was $4,919 million with a carrying value of $4,688 million.  There was no significant change in our interest risk at March 31, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting — There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country.   In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value added taxes. While we believe that the allegations against us are without merit, the investigations are at a preliminary stage and therefore, we are, at this time, unable to predict their outcome, including whether formal charges will ultimately be brought.

From time to time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.                                            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: May 10, 2011	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

S-1

EXHIBIT INDEX

10.1         Revolving Credit Agreement, dated March 23, 2011, among Bunge Finance Europe B.V., as borrower, ABN Ambro Bank N.V., as agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on March 25, 2011)

10.2         Guaranty Agreement by Bunge Limited pursuant to the Revolving Credit Agreement, dated March 23, 2011 (incorporated by reference from the Registrant’s Form 8-K filed on March 25, 2011)

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101          The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.*

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