Form 10-Q
period 2011-06-30
Bunge LTD
filed 2011-08-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011 the number of shares outstanding of the registrant was:

Common Stock, par value $.01 per share: 147,437,072

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$14,488	$10,974	$26,682	$21,319
Cost of goods sold	(13,841)	(10,549)	(25,396)	(20,349)

Gross profit	647	425	1,286	970
Selling, general and administrative expenses	(383)	(415)	(727)	(762)
Gain on sale of fertilizer nutrients assets	—	2,440	—	2,440
Interest income	23	23	44	42
Interest expense	(70)	(101)	(142)	(179)
Foreign exchange gains (losses)	77	(49)	119	(99)
Other income (expense) — net	(3)	(3)	(11)	(3)

Income from operations before income tax	291	2,320	569	2,409
Income tax expense	(20)	(542)	(63)	(551)
Equity in earnings of affiliates	41	9	41	9

Net income	312	1,787	547	1,867
Net loss (income) attributable to noncontrolling interest	4	(9)	1	(26)

Net income attributable to Bunge	316	1,778	548	1,841
Convertible preference share dividends	(9)	(20)	(17)	(39)

Net income available to Bunge common shareholders	$307	$1,758	$531	$1,802

Earnings per common share — basic (Note 20)
Earnings to Bunge common shareholders	$2.08	$12.21	$3.61	$12.68

Earnings per common share — diluted (Note 20)
Earnings to Bunge common shareholders	$2.02	$11.15	$3.51	$11.67

Dividends per common share	$0.25	$0.23	$0.48	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$470	$578
Trade accounts receivable (less allowance of $184 and $177) (Note 12)	3,037	2,901
Inventories (Note 5)	6,974	6,635
Deferred income taxes	169	233
Other current assets (Note 6)	4,986	5,468
Total current assets	15,636	15,815

Property, plant and equipment, net	5,840	5,312
Goodwill (Note 7)	1,021	934
Other intangible assets, net	217	186
Investments in affiliates (Note 8)	602	609
Deferred income taxes	1,297	1,200
Other non-current assets (Note 9)	1,895	1,945
Total assets	$26,508	$26,001

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$906	$1,718
Current portion of long-term debt (Note 13)	614	612
Trade accounts payable	3,404	3,637
Deferred income taxes	150	262
Other current liabilities (Note 10)	3,275	3,775
Total current liabilities	8,349	10,004

Long-term debt (Note 13)	3,504	2,551
Deferred income taxes	79	84
Other non-current liabilities	825	808

Commitments and contingencies (Note 16)

Equity: (Note 17)
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2011 and 2010 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued:
2011 — 147,344,609 shares, 2010 — 146,635,083 shares	1	1
Additional paid-in capital	4,831	4,793
Retained earnings	6,613	6,153
Accumulated other comprehensive income (Note 18)	1,224	583
Total Bunge shareholders’ equity	13,359	12,220
Noncontrolling interest (Note 19)	392	334
Total equity	13,751	12,554
Total liabilities and equity	$26,508	$26,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$547	$1,867
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	(78)	225
Gain on sale of fertilizer nutrients assets	—	(2,440)
Impairment of assets	—	12
Bad debt expense	9	16
Depreciation, depletion and amortization	247	215
Stock-based compensation expense	26	34
Gain on sale of property, plant and equipment	(3)	—
Deferred income taxes	(136)	202
Equity in earnings of affiliates	(41)	(9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(64)	(645)
Inventories	(86)	(80)
Prepaid commodity purchase contracts	(285)	(126)
Secured advances to suppliers	46	67
Trade accounts payable	(353)	522
Advances on sales	144	20
Unrealized net gain/loss on derivative contracts	129	15
Margin deposits	390	153
Accrued liabilities	(78)	179
Other—net	(150)	(386)
Cash provided by (used for) operating activities	264	(159)
INVESTING ACTIVITIES
Payments made for capital expenditures	(454)	(547)
Acquisitions of businesses (net of cash acquired)	(83)	(133)
Proceeds from sales of fertilizer nutrients assets	—	3,886
Cash disposed in sale of fertilizer nutrients assets	—	(106)
Related party loans	7	(7)
Proceeds from investments	75	28
Payments for investments	(22)	—
Proceeds from disposal of property, plant and equipment	47	3
Investments in affiliates	(10)	(2)
Cash provided by (used for) investing activities	(440)	3,122
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(294)	219
Proceeds from short-term debt with maturities greater than 90 days	439	267
Repayments of short-term debt with maturities greater than 90 days	(983)	(852)
Proceeds from long-term debt	1,377	132
Repayments of long-term debt	(440)	(306)
Proceeds from sale of common shares	16	2
Repurchase of common shares	—	(86)
Dividends paid to preference shareholders	(17)	(39)
Dividends paid to common shareholders	(68)	(60)
Dividends paid to noncontrolling interest	(9)	1
Capital contributions from noncontrolling interest	53	27
Financing related fees	(20)	—
Other	4	(6)
Cash provided by (used for) financing activities	58	(701)
Effect of exchange rate changes on cash and cash equivalents	10	(44)
Net increase in cash and cash equivalents	(108)	2,218
Cash and cash equivalents, beginning of period	578	553
Cash and cash equivalents, end of period	$470	$2,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Non - Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity	Income (Loss)
Balance, January 1, 2010	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Comprehensive income (loss) — 2010:
Net income	—	—	—	—	—	1,841	—	—	26	1,867	$1,867
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	(346)	—	(45)	(391)	(391)
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $0	—	—	—	—	—	—	1	—	—	1	1
Unrealized investment gains, net of tax expense of $0	—	—	—	—	—	—	(1)	—	—	(1)	(1)
Other postretirement healthcare subsidy tax deduction adjustment	—	—	—	—	—	—	2	—	—	2	2

Total comprehensive income (loss)						1,841	(344)	—	(19)		$1,478

Dividends on common shares	—	—	—	—	—	(64)	—	—	—	(64)
Dividends on preference shares	—	—	—	—	—	(39)	—	—	—	(39)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(9)	(9)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(6)	(6)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	27	27
Initial consolidation of subsidiary	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly-owned subsidiary (Note 19)	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	34	—	—	—	—	34
Repurchase of common shares	—	—	(2,050,000)	—	—	—	—	(107)	—	(107)
Issuance of common shares:
—Business acquisition (Note 3)	—	—	10,252,895	—	597	—	—	—	—	597
—Stock options and award plans, net of shares withheld for taxes	—	—	363,757	—	(4)	—	—	—	—	(4)
Balance, June 30, 2010	7,762,455	$1,553	142,663,558	$1	$4,252	$5,734	$(25)	$(107)	$279	$11,687

(Continued on following page)

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible Preference Shares		Common Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non - Controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity	Income (Loss)
Balance, January 1, 2011	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$334	$12,554
Comprehensive income— 2011:
Net income	—	—	—	—	—	548	—	(1)	547	$547
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	—	—	—	—	—	—	640	18	658	658
Unrealized gains on commodity futures and foreign exchange contracts, net of tax expense of $2	—	—	—	—	—	—	3	—	3	3
Pension adjustment, net of tax expense of $0	—	—	—	—	—	—	(2)	—	(2)	(2)
Total comprehensive income						548	641	17		$1,206
Dividends on common shares	—	—	—	—	—	(71)	—	—	(71)
Dividends on preference shares	—	—	—	—	—	(17)	—	—	(17)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	(12)	(12)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	53	53
Stock-based compensation expense	—	—	—	—	26	—	—	—	26
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	709,526	—	12	—	—	—	12
Balance, June 30, 2011	6,900,000	$690	147,344,609	$1	$4,831	$6,613	$1,224	$392	$13,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The condensed consolidated balance sheet at December 31, 2010 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, forming part of Bunge’s 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011.

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses - In July 2010, the Financial Accounting Standards Board (FASB) issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge adopted this disclosure as of December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 9).  The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

Recent Accounting Pronouncements — In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS).  The amendments in this Update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Bunge is evaluating the impact this standard may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This standard is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. Bunge is evaluating the impact this standard may have on its consolidated financial statements.

3.             BUSINESS ACQUISITIONS

In the first quarter of 2011, Bunge completed the acquisition of a port facility in Ukraine for a total purchase price of approximately $100 million net of $2 million cash acquired, consisting of approximately $83 million in cash and approximately $17 million of short-term debt related to assets under construction.  The preliminary purchase price allocation for the transaction included approximately $5 million to current assets, $48 million to property, plant and equipment, $32 million to other intangible assets, $34 million to goodwill, $10 million to capital lease obligations, $6 million to deferred tax liabilities and $3 million to other liabilities.

In February 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states that were formerly part of the Moema Group through the acquisition of Usina Moema Participacões S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par.  Bunge collectively refers to the acquired entities as Moema. Bunge issued an aggregate of 10,315,400 common shares and paid $52 million in cash as purchase consideration in the acquisition.

4.             BUSINESS DIVESTITURE

On May 27, 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil) to Vale S.A., a Brazil-based global mining company. Final settlement of a post-closing adjustment occurred on August 13, 2010.  Bunge received total cash proceeds of $3,914 million and recognized a gain of $2,440 million ($1,901 million net of tax) in its fertilizer segment related to this transaction.  Assets and liabilities, results of operations and cash flows related to Bunge’s fertilizer nutrients assets, including its interest in Fosfertil were included in the condensed consolidated financial statements until the transaction closing date of May 27, 2010.

Approximately $142 million of transaction costs and $275 million of withholding taxes are included as a component of cash used for operating activities in Bunge’s condensed consolidated statement of cash flows for the six months ended June 30, 2010.  Gross proceeds of $3,886 million and cash disposed of $106 million related to the sale of the Brazilian fertilizer nutrients assets are included as a component of cash provided by investing activities in Bunge’s condensed consolidated statement of cash flows for the six months ended June 30, 2010.

5.             INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	June 30,	December 31,
(US$ in millions)	2011	2010
Agribusiness (1)	$4,983	$5,137
Sugar and Bioenergy (2)	454	359
Edible oil products (3)	534	460
Milling products (3)	164	163
Fertilizer (4)	839	516
Total	$6,974	$6,635

(1)             Includes readily marketable agricultural commodity inventories at fair value of $4,566 million and $4,540 million at June 30, 2011 and December 31, 2010, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)             Includes readily marketable sugar inventories of $100 million and $86 million at June 30, 2011 and December 31, 2010, respectively.  Of these sugar inventories, $62 million and $66 million are carried at fair value at June 30, 2011 and December 31, 2010, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $234 million and $225 million at June 30, 2011 and December 31, 2010, respectively.

(4)             Fertilizer inventories are carried at lower of cost or market.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

(US$ in millions)	June 30, 2011	December 31, 2010
Prepaid commodity purchase contracts (1)	$581	$267
Secured advances to suppliers, net (2)	225	245
Unrealized gains on derivative contracts at fair value	1,724	2,619
Recoverable taxes - current	637	500
Margin deposits (3)	538	926
Marketable securities	65	39
Deferred purchase price receivable(4)	119	—
Prepaid expenses	394	308
Other	703	564
Total	$4,986	$5,468

(1)             Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $4 million at June 30, 2011 and $3 million at December 31, 2010.  Changes in the allowance for the six months ended June 30, 2011 included an increase of $1 million for additional bad debt provisions.  Changes in the allowance for the year ended 2010 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for recoveries of $1 million.

Interest earned on secured advances to suppliers of $5 million and $6 million for the three months ended June 30, 2011 and 2010, respectively, and $12 million and $15 million for the six months ended June 30, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales programs (see Note 12) and is recognized at its estimated fair value.

7.             GOODWILL

Changes in the carrying value of goodwill by segment for the six months ended June 30, 2011, are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Total
Balance, December 31, 2010	$215	$631	$80	$7	$1	$934
Acquired goodwill (1)	34	—	—	—	—	34
Reallocation of acquired goodwill	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization (2)	(3)	—	—	—	—	(3)
Foreign exchange translation	13	42	6	—	—	61
Balance, June 30, 2011	$254	$673	$86	$7	$1	$1,021

(1)         See Note 3.

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

8.             INVESTMENT IN AFFILIATES

In June 2011, Bunge sold its entire investment in an oilseed processing facility joint venture for $57 million.  Bunge recognized a gain of $37 million in equity in earnings of affiliates on this sale during the second quarter of 2011.

9.             OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2011	2010

Recoverable taxes, net	$917	$964
Long-term receivables from farmers in Brazil, net	429	377
Judicial deposits	195	172
Other long-term receivables	11	129
Pension plan assets in excess of benefit obligations	9	12
Other	334	291
Total	$1,895	$1,945

Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $39 million and $38 million at June 30, 2011 and December 31, 2010, respectively.

Long-term receivables from farmers in Brazil—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. These are commercial transactions that are intended to be short-term in nature with amounts expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crops are harvested. These arrangements are typically secured by the farmer’s expected current year crop and liens on land, buildings and equipment to ensure recoverability in the event of crop failure. The terms of fertilizer credit sales do not include interest. The secured advances against commitments to deliver soybeans provide for interest between the advance date and the scheduled soybean delivery date. The credit factors considered by Bunge in evaluating farmers before initial advance or extension of credit include, among other things, the credit history of the farmer, financial strength, available agricultural land and available collateral in addition to the expected crop.

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

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	June 30,	December 31,
(US$ in millions)	2011	2010
Legal collection process (1)	$470	$441
Renegotiated amounts:
Current on repayment terms	174	137
Ending balance	$644	$578

(1)             All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2011 and the year ended December 31, 2010 was $644 million and $582 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2011		December 31, 2010
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$196	$177	$180	$162
Renegotiated amounts	69	38	66	39
For which no allowance has been provided:
Legal collection process	274	—	261	—
Renegotiated amounts	105	—	71	—
Total	$644	$215	$578	$201

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2011	2010	2011	2010
Beginning Balance	$205	$227	$201	$232
Bad debt provision	3	7	4	11
Recoveries	(4)	(8)	(5)	(12)
Write-offs	—	(23)	—	(27)
Transfers (1)	2	—	2	—
Foreign exchange translation	9	(7)	13	(8)
Ending balance	$215	$196	$215	$196

(1)             Represents reclassifications from allowance for doubtful accounts — current for secured advances to suppliers.

Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

Other long-term receivables—Other long-term receivables at December 31, 2010 primarily include installment payments to be received from Bunge’s sale of its 33.34% interest in Saipol S.A.S. in December 2009 for 145 million Euros, or its equivalent at that date of approximately $209 million. The sale agreement provided for payment in four equal annual installments, two of which had been received as of January 2011.  In the second quarter 2011, Bunge sold this receivable and recognized an approximate $2 million loss in selling, general and administrative expenses in the condensed consolidated statements of income for the three and six months ended June 30, 2011.

10.          OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

(US$ in millions)	June 30, 2011	December 31, 2010
Accrued liabilities	$1,416	$1,268
Unrealized losses on derivative contracts at fair value	1,340	2,105
Advances on sales	480	323
Other	39	79
Total	$3,275	$3,775

11.          FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short- and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable and accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 12 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 9 for long-term receivables from farmers in Brazil, net and see Note 13 for long-term debt.  Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivatives and certain other assets based on the fair value hierarchy established in a FASB issued standard, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The standard describes three levels within its hierarchy that may be used to measure fair value.

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

	Fair Value Measurements at Reporting Date
	June 30, 2011				December 31, 2010
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,140	$722	$4,862	$—	$4,567	$264	$4,831
Unrealized gain on designated derivative contracts (1)
Interest Rate	—	18	—	18	—	—	—	—
Foreign Exchange	—	26	—	26	—	22	—	22
Unrealized gain on undesignated derivative contracts (1)
Interest Rate	—	—	—	—	—	4	—	4
Foreign Exchange	—	344	1	345	2	209	1	212
Commodities	112	958	191	1,261	114	1,754	454	2,322
Freight	23	13	2	38	1	22	3	26
Energy	3	16	36	55	9	11	16	36
Other (2)	112	91	—	203	252	88	—	340
Deferred Purchase Price
Receivable (Note 12)	—	119	—	119	—	—	—	—
Total assets	$250	$5,725	$952	$6,927	$378	$6,677	$738	$7,793
Liabilities:
Unrealized loss on designated derivative contracts (3)
Foreign Exchange (4)	$—	$26	$—	$26	$—	$22	$—	$22
Unrealized loss on undesignated derivative contracts (3)
Interest Rate	—	—	—	—	—	1	—	1
Foreign Exchange	—	112	—	112	—	69	—	69
Commodities	400	715	85	1,200	692	1,167	162	2,021
Energy	11	4	11	26	8	1	5	14
Total liabilities	$411	$857	$96	$1,364	$700	$1,260	$167	$2,127

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  Included in other non-current assets are unrealized gains of $14 million and zero at June 30, 2011 and December 31, 2010, respectively.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at June 30, 2011 and December 31, 2010.

(4)             Included in current portion of long-term debt are unrealized losses of $23 million and $22 million at June 30, 2011 and December 31, 2010, respectively.

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

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011 and 2010.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2011
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total

Balance, April 1, 2011	$237	$796	$1,033
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(76)	130	54
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	(1)	—	(1)
Purchases	34	614	648
Sales	—	(962)	(962)
Issuances	(33)	—	(33)
Settlements	(6)	—	(6)
Transfers into Level 3	10	157	167
Transfers out of Level 3	(31)	(13)	(44)
Balance, June 30, 2011	$134	$722	$856

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2010
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total

Balance, April 1, 2010	$49	$354	$403
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(10)	104	94
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	(1)	—	(1)
Purchases, issuances and settlements	(2)	(104)	(106)
Transfers into Level 3	19	—	19
Transfers out of Level 3	(8)	—	(8)
Balance, June 30, 2010	$47	$354	$401

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 and 2010.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2011
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2011	$307	$264	$571
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(119)	92	(27)
Purchases	71	1,486	1,557
Sales	—	(1,362)	(1,362)
Issuances	(58)	—	(58)
Settlements	(57)	—	(57)
Transfers into Level 3	14	274	288
Transfers out of Level 3	(24)	(32)	(56)
Balance, June 30, 2011	$134	$722	$856

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2010
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2010	$31	$109	$140
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(15)	154	139
Purchases, issuances and settlements	16	91	107
Transfers into Level 3	30	—	30
Transfers out of Level 3	(15)	—	(15)
Balance, June 30, 2010	$47	$354	$401

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended June 30, 2011 and 2010 for Level 3 assets and liabilities that were held at June 30, 2011 and 2010.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2011
Cost of goods sold	$21	$459	$480
Foreign exchange gains (losses)	$(1)	$—	$(1)
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2010
Cost of goods sold	$8	$82	$90
Foreign exchange gains (losses)	$(1)	$—	$(1)

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the six months ended June 30, 2011 and 2010 for Level 3 assets and liabilities that were held at June 30, 2011 and 2010.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2011
Cost of goods sold	$24	$578	$602
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2010
Cost of goods sold	$80	$91	$171
Foreign exchange gains (losses)	$—	$—	$—

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

The following table summarizes Bunge’s outstanding interest rate swap and interest rate basis swap agreements.

	June 30, 2011
	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	Derivative (5)
Interest rate swap agreements	$975	$975
Weighted average rate payable — 1.90% (1)
Weighted average rate receivable — 3.26% (2)
Interest rate basis swap agreements	$375	$375
Weighted average rate payable — 0.61% (3)
Weighted average rate receivable — 0.19% (4)

(1)             Interest is payable in arrears semi-annually based on six month U.S. dollar LIBOR and payable in arrears quarterly based on three month U.S. dollar LIBOR.

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

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2011
	Exchange Traded
	Net—(Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$—	$(192)	$45	Delta
Forwards	—	(9,601)	8,427	Notional
Swaps	—	(138)	87	Notional

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

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements.

	June 30, 2011
	Notional Amount	Notional Amount
(US$ in millions)	of Hedged Obligation	of Derivative (1)

U.S. dollar/Yen cross-currency interest rate swaps	$125	$125

(1)         Under the terms of the cross-currency interest rate swap agreements, interest is payable in arrears based on three month U.S. dollar LIBOR and is receivable in arrears based on three month Yen LIBOR.

Commodity derivatives — Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices.  Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts, but may also from time-to-time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices.  Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge’s wholly-owned futures clearing subsidiary.  Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities.  While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges.  Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the condensed consolidated statements of income.  The forward contracts require performance of both Bunge and the contract counterparty in future periods.  Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges.  Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

In addition, Bunge may hedge portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products.  The instruments used are generally exchange traded futures contracts.  Such contracts hedging U.S. oilseed processing activities qualify and may be designated as cash flow hedges.  Contracts that are used as economic hedges of other global oilseed processing activities generally do not qualify for hedge accounting as a result of location differences and are therefore, not designated as cash flow hedges for accounting purposes.

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2011
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities:
Futures	(2,665,771)	—	—	Metric Tons
Options	27,364	—	—	Metric Tons
Forwards	—	(28,462,260)	27,486,691	Metric Tons
Swaps	—	(7,534,172)	2,722	Metric Tons

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of its current and anticipated ocean freight costs.  A portion of the ocean freight derivatives may be designated as fair value hedges of Bunge’s firm commitments to purchase time on ocean freight vessels.  Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings.  Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

The table below summarizes the open ocean freight positions.

	June 30, 2011
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight:
FFA	(4,727)	(184)	—	Hire Days
FFA Options	559	—	—	Hire Days

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

	June 30, 2011
	Exchange
	Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas: (3)
Futures	5,232,684	—	—	MMBtus
Swaps	—	—	940	MMBtus
Options	837,025	—	—	MMBtus
Energy—Other:
Futures	150,040	—	—	Metric Tons
Forwards	—	(1,155,232)	6,465,975	Metric Tons
Swaps	—	(73,114)	50,714	Metric Tons
Options	(739,186)	(160,910)	50,909	Metric Tons

(1)             Exchange traded and exchange cleared futures and options are presented on a net (short) and long position basis.

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

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2011	2010
Designated Derivative Contracts:
Commodities	Cost of goods sold	$28	$—
Freight (1)	Cost of goods sold	—	1
Total		$28	$1
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$1	$—
Foreign Exchange	Foreign exchange gains (losses)	14	135
Foreign Exchange	Cost of goods sold	32	66
Commodities	Cost of goods sold	104	324
Freight	Cost of goods sold	86	(30)
Energy	Cost of goods sold	7	(15)
Total		$244	$480

(1)          The gains or (losses) on the hedged items are included in cost of goods sold.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges in the condensed consolidated statement of income for the six months ended June 30, 2011.

	Six Months Ended June 30, 2011
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from		Gain or (Loss)
		Recognized in	Accumulated OCI into		Recognized in Income
	Notional	Accumulated	Income (1)		on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)

Cash Flow Hedge:
Foreign Exchange (4)	$90	$2	Cost of goods sold	$—	Cost of goods sold	$—
Commodities	—	12	Cost of goods sold	13	Cost of goods sold	5
Total	$90	$14		$13		$5
Net Investment Hedge (5)
Foreign Exchange	$577	$(2)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$577	$(2)		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2011, Bunge expects to reclassify into income in the next 12 months approximately $4 million of after tax gains related to its agricultural commodities cash flow hedges and no after tax gains related to its foreign exchange cash flow and net investment hedges.

(2)             The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)             The amount of gain recognized in income is $5 million as of June 30, 2011 which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)             The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The forward exchange forward contracts mature at various dates in 2011 and 2012.

(5)             Bunge pays Euros and receives U.S. dollars, offsetting the translation adjustment of its net investment in Euro assets.  The swaps mature at various dates in 2011 and 2012.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2010.

	Six Months Ended June 30, 2010
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
Net Investment Hedge (6)
Foreign Exchange	$589	$(4)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$589	$(4)		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2010, Bunge expected to reclassify into income in the next 12 months approximately $1 million and zero of after tax gains related to its foreign exchange and commodities cash flow hedges, respectively.

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

12.          TRADE RECEIVABLES SECURTIZATION PROGRAMS

In January 2010, Bunge adopted a FASB issued standard that resulted in amounts outstanding under its then existing securitization programs being accounted for as secured borrowings and reflected as short-term debt on its consolidated balance sheet.  As a result of this change in accounting standards, Bunge significantly reduced its utilization of these programs and either terminated or allowed them to expire during 2010.

On June 1, 2011, Bunge and certain of its subsidiaries entered into a U.S.$700 million trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”).  The securitization program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.  In connection with the securitization program, certain of Bunge’s U.S. and non U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated  bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands.  BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement.  In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (a deferred purchase price), which is expected to be generally between 10 and 15 percent of the aggregate amount of receivables sold through the program.

Bunge Finance B.V. (BFBV), a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.  The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies and country and obligor concentration limits.  BSBV purchases trade receivables from the originating Bunge subsidiaries using (i) proceeds from the sale of receivables to the administrative agent, (ii) collections of the deferred purchase price and (iii) borrowings from BFBV under a revolving subordinated loan facility.

As of June 30, 2011, $520 million of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheet.  Proceeds received in cash from transfers of receivables to the Purchasers totaled $401 million.   Gross receivables sold under the program since its inception in June 2011 were approximately $840 million.  These sales resulted in a discount of less than $1 million for both the three and six months ended June 30, 2011.  Collections of previously sold receivables, including deferred purchase price, and all fees, are settled in arrears monthly, and therefore no payments were made to the Purchasers and no cash inflows were received related to the deferred purchase price during the six months ended June 30, 2011 as the first monthly settlement date under the Program had not yet occurred.  Servicing fees under the program were not significant.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price, which was $119 million at June 30, 2011.  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.   Delinquencies and credit losses on accounts receivable sold under the program in 2011 were insignificant.  Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant risks, other than credit risk, given their short term nature, we reflect all cash flows under the securitization program as operating cash flows in our condensed consolidated statement of cash flows for the six months ended June 30, 2011.  Changes in the fair value of the deferred purchase price were not significant and are reported as investing activities in Bunge’s condensed consolidated statement of cash flows for the six months ended June 30, 2011.

13.          DEBT

In March 2011, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes, which bear interest at 4.10% per year.  The senior notes will mature on March 15, 2016. The senior notes were issued by Bunge’s 100%-owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011.  Bunge used the net proceeds from this offering of approximately $496 million, after deducting underwriters’ commissions and offering expenses, for general corporate purposes, including working capital.

In March 2011, Bunge entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million, three-year and $600 million, 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  There was $450 million of borrowings outstanding under this credit agreement at June 30, 2011.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2011		December 31, 2010
(US$ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,118	$4,409	$3,163	$3,407

14.          RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity and fertilizer products from its unconsolidated joint ventures, which totaled $217 million and $133 million for the three months ended June 30, 2011 and 2010, respectively, and $413 million and $272 million for the six months ended June 30, 2011 and 2010, respectively.  Bunge also sold commodity products to these joint ventures, which totaled $119 million and $100 million for the three months ended June 30, 2011 and 2010, respectively, and $200 million and $229 million for the six months ended June 30, 2011 and 2010, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

15.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits Three Months Ended June 30,		Foreign-Pension Benefits Three Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$4	$4	$2	$1
Interest cost	6	6	2	8
Expected return on plan assets	(6)	(6)	(2)	(10)
Amortization of net loss (gain)	1	1	—	—
Net periodic benefit cost	$5	$5	$2	$(1)

	U.S.-Pension Benefits Six Months Ended June 30,		Foreign-Pension Benefits Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$8	$7	$4	$2
Interest cost	13	12	3	20
Expected return on plan assets	(13)	(12)	(3)	(23)
Amortization of prior service cost	1	1	—	—
Amortization of net loss (gain)	2	2	—	—
Net periodic benefit cost	$11	$10	$4	$(1)

	U.S.-Postretirement Healthcare Benefits Three Months Ended June 30,		Foreign-Postretirement Healthcare Benefits Three Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$—	$—	$—	$1
Interest cost	—	1	3	3
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss (gain)	—	—	—	1
Net periodic benefit cost	$—	$1	$3	$4

	U.S.-Postretirement Healthcare Benefits Six Months Ended June 30,		Foreign-Postretirement Healthcare Benefits Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$—	$—	$1	$1
Interest cost	1	1	5	6
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss (gain)	—	—	1	1
Net periodic benefit cost	$1	$1	$6	$7

In the six months ended June 30, 2011, Bunge made contributions of approximately $2 million and $7 million to its U.S. and foreign defined benefit pension plans, respectively.  In the six months ended June 30, 2010, Bunge made contributions totalling approximately $1 million and $8 million to its U.S. and foreign defined benefit pension plans, respectively.

In the six months ended June 30, 2011, Bunge made contributions of approximately zero and $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the six months ended June 30, 2010, Bunge made contributions totalling approximately $1 million and $4 million to its U.S. and to its foreign postretirement benefit plans, respectively.

16.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s financial condition, results of operations or liquidity.  Included in other non-current liabilities are the following accrued liabilities:

	June 30,	December 31,
(US$ in millions)	2011	2010
Tax claims (1)	$84	$127
Labor claims	83	78
Civil and other claims (1)	92	114
Total	$259	$319

(1)             Pursuant to the terms of the 2009 Brazilian amnesty program to settle tax and other financial claims with the Brazilian government, certain of the tax and civil and other claims were settled during the six months ended June 30, 2011.

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

Civil and Other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2011:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$80
Unconsolidated affiliates financing (2)	53
Total	$133

(1)  Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2011, Bunge had approximately $62 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $13 million at June 30, 2011.

(2)  Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At June 30, 2011, Bunge’s recorded obligation related to these guarantees was $18 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2011, debt with a carrying amount of $4,157 million related to these guarantees is included in Bunge’s condensed consolidated balance sheets.  This debt includes the senior notes issued by two of Bunge’s 100%-owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

17.          EQUITY

Share Repurchase Program — On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.  Bunge repurchased 6,714,573 common shares for approximately $354 million through December 31, 2010. No common shares were repurchased during the six months ended June 30, 2011.

18.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Net income	$312	$1,787	$547	$1,867
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	361	(277)	658	(391)
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $0 and $(2) in 2011, $1 and $0 in 2010	(1)	(2)	3	1
Unrealized gains on investments, net of tax expense of $0 in 2010	—	(1)	—	(1)
Reclassification of realized net losses (gains) to net income, net of tax expense of $1 in 2010	—	(1)	—	—
Pension adjustment, net of taxes	—	—	(2)	—
Other postretirement healthcare subsidy tax deduction adjustment	—	—	—	2
Total comprehensive income	672	1,506	1,206	1,478
Less: Comprehensive loss (income) attributable to noncontrolling interest	(6)	18	(17)	19
Total comprehensive income attributable to Bunge	$666	$1,524	$1,189	$1,497

19.          TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

During the second quarter of 2011, Bunge entered into a joint venture in an agricultural commodity trading and merchandising company which operates in Central America. Bunge has a 70% controlling interest in the joint venture, which it consolidates.  In the second quarter of 2011, the 30% noncontrolling interest holder made a $6 million capital contribution to this joint venture.  Bunge made a proportionate capital contribution of $14 million, which resulted in no ownership change.

In the first quarter of 2011, Bunge sold a 10% interest in a consolidated subsidiary that owns and operates a newly constructed oilseed processing facility in Vietnam for $3 million to a third party.  As a result of this transaction, Bunge has a 90% interest in this subsidiary.

Bunge has an 80% controlling interest in a sugarcane mill in Brazil, which it consolidates.  In the first quarter of 2011, the 20% noncontrolling interest holder and Bunge each made proportionate capital contributions which resulted in no ownership percentage change. The contribution from the noncontrolling interest holder was $32 million.

Bunge has a 51% controlling interest in a joint venture that is developing a grain terminal in Longview, Washington, U.S., which it consolidates.  In the first six months of 2011, Bunge and the noncontrolling interest holders, which have a 49% interest, made proportionate capital contributions to this joint venture, resulting in no ownership percentage change. The contribution from the noncontrolling interest holders was $12 million.

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

During 2010, there was a net redemption by certain third party investors in a private investment fund consolidated by Bunge. The net redeemed shares were valued at $9 million and represented approximately 30% of the outstanding shares of the fund along with $4 million of dividends representing their share of the cumulative earnings of the fund. This resulted in Bunge’s ownership interest in the fund increasing from 31% at December 31, 2009 to 39% at December 31, 2010. In addition in 2010, an inactive joint venture was liquidated which resulted in $2 million of capital returned to noncontrolling interests and dividends of $8 million were recorded, which represented earnings of a non-wholly owned subsidiary.

20.          EARNINGS PER COMMON SHARE

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

At June 30, 2010, Bunge had 862,455 mandatory convertible preference shares outstanding with a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, Bunge used 6,714,573 repurchased common shares and issued an additional 1,702,642 common shares to satisfy the conversion of the mandatory convertible preference shares.

Bunge had 6,900,000 convertible perpetual preference shares outstanding at June 30, 2011.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, into approximately 1.0938 Bunge Limited common shares based on a conversion price of $91.4262 per convertible preference share (which represents 7,547,220 Bunge Limited common shares as of June 30, 2011, subject in each case to certain anti-dilution specified adjustments).

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2011	2010	2011	2010
Net income attributable to Bunge	$316	$1,778	$548	$1,841
Convertible preference share dividends	(9)	(20)	(17)	(39)
Net income available to Bunge common shareholders	$307	$1,758	$531	$1,802
Weighted average number of common shares outstanding:
Basic	147,281,549	144,034,189	147,063,364	142,083,975
Effect of dilutive shares:
—Stock options and awards	1,348,059	791,725	1,338,085	1,003,769
—Convertible preference shares	7,547,220	14,622,799	7,547,220	14,622,799
Diluted (1)	156,176,828	159,448,713	155,948,669	157,710,543
Earnings per common share:
Basic	$2.08	$12.21	$3.61	$12.68
Diluted	$2.02	$11.15	$3.51	$11.67

(1)             Approximately 1 million and 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2011, respectively. Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2010, respectively.

21.          SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The sugar and bioenergy segment involves sugar origination, milling, trading and merchandising businesses, as well as sugar and sugarcane-based ethanol production and corn-based ethanol investments and activities.  The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.  Following the completion of the sale of Bunge’s Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its fertilizer distribution business in Brazil as well as its operations in Argentina and the United States (see Note 4).  Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

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

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
June 30, 2011	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated	Total
Net sales to external customers	$9,652	$1,420	$2,200	$491	$725	$—	$14,488
Inter—segment revenues	1,300	—	14	23	11	(1,348)	—
Gross profit	414	47	114	54	18	—	647
Foreign exchange gains (losses)	69	12	—	—	(4)	—	77
Equity in earnings of affiliates	35	—	—	1	5	—	41
Noncontrolling interest (1)	(6)	—	—	—	—	10	4
Other income (expense) — net	(1)	3	(1)	(4)	—	—	(3)
Segment EBIT (2)	319	18	30	22	(16)	—	373
Depreciation, depletion and amortization	(50)	(54)	(21)	(7)	(11)	—	(143)
Total assets	15,678	4,710	2,475	854	2,583	208	26,508

Three Months Ended
June 30, 2010
Net sales to external customers	$7,406	$963	$1,578	$386	$641	$—	$10,974
Inter—segment revenues	927	7	20	8	23	(985)	—
Gross profit (loss)	270	46	86	34	(11)	—	425
Foreign exchange gains (losses)	(36)	(2)	(2)	—	(9)	—	(49)
Equity in earnings of affiliates	3	(3)	—	1	8	—	9
Noncontrolling interest (1)	(13)	4	(1)	—	(8)	9	(9)
Other income (expense) — net	4	(5)	1	(1)	(2)	—	(3)
Segment EBIT (2) (3)	28	4	(13)	1	2,369	—	2,389
Depreciation, depletion and amortization	(45)	(32)	(20)	(7)	(9)	—	(113)
Total assets	11,171	3,674	1,874	655	3,929	791	22,094

(US$ in millions)

			Edible
Six Months Ended		Sugar and	Oil	Milling
June 30, 2011	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated	Total
Net sales to external customers	$17,775	$2,481	$4,216	$991	$1,219	$—	$26,682
Inter—segment revenues	2,458	—	36	49	22	(2,565)	—
Gross profit	821	79	228	111	47	—	1,286
Foreign exchange gains (losses)	103	23	(1)	—	(6)	—	119
Equity in earnings of affiliates	35	—	—	2	4	—	41
Noncontrolling interest (1)	(12)	(2)	(4)	—	—	19	1
Other income (expense) — net	(6)	2	(2)	(1)	(4)	—	(11)
Segment EBIT (2)	572	20	64	55	(21)	—	690
Depreciation, depletion and amortization	(97)	(74)	(41)	(14)	(21)	—	(247)
Total assets	15,678	4,710	2,475	854	2,583	208	26,508

Six Months Ended
June 30, 2010
Net sales to external customers	$14,051	$1,988	$3,151	$789	$1,340	$—	$21,319
Inter—segment revenues	1,799	25	43	41	27	(1,935)	—
Gross profit	599	68	185	68	50	—	970
Foreign exchange gains (losses)	(77)	7	(4)	—	(25)	—	(99)
Equity in earnings of affiliates	7	(2)	—	1	3	—	9
Noncontrolling interest (1)	(15)	6	(4)	—	(35)	22	(26)
Other income (expense) — net	4	(5)	1	—	(3)	—	(3)
Segment EBIT (2) (3)	150	9	5	14	2,329	—	2,507
Depreciation, depletion and amortization	(91)	(46)	(40)	(14)	(24)	—	(215)
Total assets	11,171	3,674	1,874	655	3,929	791	22,094

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

(3)             On May 27, 2010, Bunge closed on the sale of its Brazilian fertilizer nutrients assets. As a result of this transaction, Bunge recorded a pre-tax gain on the sale of $2,440 million.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$373	$2,389	$690	$2,507
Interest income	23	23	44	42
Interest expense	(70)	(101)	(142)	(179)
Income tax (expense) benefit	(20)	(542)	(63)	(551)
Noncontrolling interest share of interest and tax	10	9	19	22
Net income attributable to Bunge	$316	$1,778	$548	$1,841

22.          SUBSEQUENT EVENTS

On July 18, 2011, Bunge acquired the remaining 40% interest in a Brazilian sugarcane milling entity that it did not already own, resulting in Bunge owning 100% of this entity. Total consideration paid was $31 million, comprised of $6 million paid at closing, $13 million to be paid within 12 months and approximately $12 million related to settlement of the negative noncontrolling equity in the investment.

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

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2011 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results.” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview —

Agribusiness — Agribusiness segment results for the second quarter of 2011 improved significantly compared to the second quarter of 2010 as large harvests in South America were favorable to our grain origination and oilseed processing operations in Brazil and Argentina.  Total agribusiness volumes were slightly improved over the same period last year but continue to be impacted by the lower grain supply resulting from the Eastern European drought in the last half of 2010.  Compared with the same period last year, risk management performance was solid during a volatile period. The second quarter of 2010 included restructuring charges of $4 million primarily related to the consolidation of our Brazilian operations.

Sugar and Bioenergy — Results in the second quarter of 2011 were improved over the second quarter of 2010.  The second quarter is the weakest period for the Brazilian sugarcane industry as it is the beginning of the sugarcane harvest when the sugar content of the sugarcane is at its lowest.  The impact of higher selling prices and volumes of both sugar and ethanol produced by our mills was partially offset by weaker margins and lower volumes in our sugar trading and merchandising business.  In the second quarter of 2010, we recorded restructuring charges of $3 million primarily related to the consolidation of our Brazilian operations.

Edible oil products — Edible oil products results for the second quarter of 2011 improved significantly when compared to the second quarter of 2010.  Results in the second quarter of 2010 were reduced by $12 million of provisions related to expiring tax credits in Brazil and $5 million of restructuring charges related to the consolidation of our Brazilian operations.  Improved results in the second quarter of 2011 were driven by strong margins in North America and Brazil resulting from improved pricing and a higher value product sales mix.  These results were partially offset by lower margins in our edible oils and margarine businesses in Europe as customers, particularly in Eastern Europe, moved to cheaper brands and private label products.  Aggressive competition also pressured selling prices in Europe.

Milling products — Milling products segment results improved significantly when compared to the same period last year as both corn and wheat milling benefited from stronger margins.  The second quarter of 2010 included restructuring charges of $3 million related to the consolidation of our Brazilian operations.

Fertilizer — Results in our fertilizer segment were lower when compared to the second quarter of 2010 as the second quarter of 2010 included approximately two months of results from and a $2,440 million gain on the sale of our Brazilian fertilizer nutrients assets that were sold in May 2010.  Volumes declined compared to the second quarter of 2010 as that quarter included volumes related to the Brazilian nutrients assets, including Fosfertil, which were sold in the second quarter of 2010.  As a result of the sale of these assets in 2010, we are continuing to transition to a distribution business in Brazil. Results in the second quarter of 2011 benefited from improved risk management as well as strong margins resulting from good farm economics.   Fertilizer results in Argentina for the second quarter of 2011 increased from the same period of last year with higher volumes and margins.   The second quarter of 2011 included net charges of approximately $17 million related to inventory adjustments and bad debts in our Brazilian distribution business.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2011	2010	2011	2010
Volumes (in thousands of metric tons):
Agribusiness	29,290	29,197	53,501	54,335
Sugar and Bioenergy	2,262	2,788	3,700	4,551
Edible oil products	1,453	1,493	2,863	2,932
Milling products	1,138	1,108	2,381	2,392
Fertilizer	1,384	1,965	2,366	4,264
Total	35,527	36,551	64,811	68,474

Net sales:
Agribusiness	$9,652	$7,406	$17,775	$14,051
Sugar and Bioenergy	1,420	963	2,481	1,988
Edible oil products	2,200	1,578	4,216	3,151
Milling products	491	386	991	789
Fertilizer	725	641	1,219	1,340
Total	$14,488	$10,974	$26,682	$21,319

Cost of goods sold:
Agribusiness	$(9,238)	$(7,136)	$(16,954)	$(13,452)
Sugar and Bioenergy	(1,373)	(917)	(2,402)	(1,920)
Edible oil products	(2,086)	(1,492)	(3,988)	(2,966)
Milling products	(437)	(352)	(880)	(721)
Fertilizer	(707)	(652)	(1,172)	(1,290)
Total	$(13,841)	$(10,549)	$(25,396)	$(20,349)

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010

Gross profit:
Agribusiness	$414	$270	$821	$599
Sugar and Bioenergy	47	46	79	68
Edible oil products	114	86	228	185
Milling products	54	34	111	68
Fertilizer	18	(11)	47	50
Total	$647	$425	$1,286	$970

Selling, general and administrative expenses:
Agribusiness	$(192)	$(200)	$(369)	$(368)
Sugar and Bioenergy	(44)	(36)	(82)	(65)
Edible oil products	(83)	(97)	(157)	(173)
Milling products	(29)	(33)	(57)	(55)
Fertilizer	(35)	(49)	(62)	(101)
Total	$(383)	$(415)	$(727)	$(762)

Gain on sale of fertilizer nutrients assets	$—	$2,440	$—	$2,440

Foreign exchange gains (losses):
Agribusiness	$69	$(36)	$103	$(77)
Sugar and Bioenergy	12	(2)	23	7
Edible oil products	—	(2)	(1)	(4)
Milling products	—	—	—	—
Fertilizer	(4)	(9)	(6)	(25)
Total	$77	$(49)	$119	$(99)

Equity in earnings of affiliates:
Agribusiness	$35	$3	$35	$7
Sugar and Bioenergy	—	(3)	—	(2)
Edible oil products	—	—	—	—
Milling products	1	1	2	1
Fertilizer	5	8	4	3
Total	$41	$9	$41	$9

Noncontrolling interest:
Agribusiness	$(6)	$(13)	$(12)	$(15)
Sugar and Bioenergy	—	4	(2)	6
Edible oil products	—	(1)	(4)	(4)
Milling products	—	—	—	—
Fertilizer	—	(8)	—	(35)
Total	$(6)	(18)	(18)	(48)

Other income (expense):
Agribusiness	$(1)	$4	$(6)	$4
Sugar and Bioenergy	3	(5)	2	(5)
Edible oil products	(1)	1	(2)	1
Milling products	(4)	(1)	(1)	—
Fertilizer	—	(2)	(4)	(3)
Total	$(3)	$(3)	$(11)	$(3)

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Segment earnings before interest and tax:
Agribusiness	$319	$28	$572	$150
Sugar and Bioenergy	18	4	20	9
Edible oil products	30	(13)	64	5
Milling products	22	1	55	14
Fertilizer	(16)	2,369	(21)	2,329
Total (1)	$373	2,389	690	2,507

Depreciation, depletion and amortization:
Agribusiness	$(50)	$(45)	$(97)	$(91)
Sugar and Bioenergy	(54)	(32)	(74)	(46)
Edible oil products	(21)	(20)	(41)	(40)
Milling products	(7)	(7)	(14)	(14)
Fertilizer	(11)	(9)	(21)	(24)
Total	$(143)	(113)	(247)	(215)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2011	2010	2011	2010
Total segment EBIT	$373	$2,389	$690	$2,507
Interest income	23	23	44	42
Interest expense	(70)	(101)	(142)	(179)
Income tax (expense) benefit	(20)	(542)	(63)	(551)
Noncontrolling share of interest and tax	10	9	19	22
Net income attributable to Bunge	$316	$1,778	$548	$1,841

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Agribusiness Segment.  Agribusiness segment net sales increased by 30% compared to the second quarter of 2010 due primarily to higher selling prices for major agricultural commodities, including corn and wheat.  These increased prices were attributable to strong global demand for these commodities and related products combined with tight global supplies resulting from the severe drought in Eastern Europe in the second half of 2010.  Volumes in the second quarter of 2011 were slightly higher when compared to the same period of 2010 as strong grain origination volumes primarily driven by strong farmer selling in North America were largely offset by weaker oilseed processing volumes, primarily in Europe.

Cost of goods sold increased 29% primarily due to the increase in average market prices for agricultural commodity raw materials.  Cost of goods sold was also impacted by the effect of the stronger Brazilian real on the mark-to-market valuation of readily marketable commodity inventories in Brazil at market prices linked to the U.S. dollar.  The Brazilian real appreciated during the second quarter of 2011, while it depreciated in the same period of 2010.

Gross profit increased 53% as a result of stronger oilseed processing margins, primarily in Brazil and Argentina when compared with the second quarter of 2010.  Risk management strategies also performed well when compared with the second quarter of 2010, when our risk management strategies in oilseeds had anticipated more balanced supply and demand than that which was ultimately realized.

SG&A expenses had a slight decline of 4% when compared to the same period of 2010.  The second quarter of 2010 included approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations.  The comparison between the 2011 second quarter and the same period last year is also impacted by the appreciation of the Brazilian real during the 2011 period compared to a depreciation of the real  last year.

Foreign exchange gains in the second quarter of 2011 of $69 million compared to losses of $36 million in the second quarter of 2010 related primarily to the strengthening of global currencies relative to the U.S. dollar during the second quarter of 2011.  The U.S. dollar strengthened against most global currencies during the second quarter of 2010.  Foreign exchange gains and losses for both periods were substantially offset by mark-to-market adjustments on dollar-linked  commodity inventories, which are included in cost of goods sold.

Equity in earnings of affiliates was $35 million in the second quarter of 2011 compared to $3 million in the same quarter of 2010 and was almost entirely related to a $37 million gain on the sale of our interest in a European oilseed processing facility joint venture.

Noncontrolling interest was $6 million in the second quarter of 2011 compared to $13 million in the second quarter of 2010 and represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased by $291 million to $319 million in the second quarter of 2011 from $28 million in the second quarter of 2010 due to higher gross profit.  In addition,  the gain in equity earnings in affiliates from the sale of our oilseed processing facility joint venture interest increased EBIT compared to the same period of last year.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 47% when compared to the second quarter of 2010 primarily due to higher sugar and ethanol prices and the operation of all eight of our sugarcane mills, some of which were still in process of build/expansion in the same quarter of 2010.  Volumes decreased 19% primarily as a result of weaker volumes in our sugar trading merchandising business.

Cost of goods sold increased 50% when compared to the second quarter of 2010 primarily due to higher cost of sugarcane, the sale of high cost inventories carried over from 2010 early in the quarter and the impact of the operation of all of our sugarcane mills during the second quarter of 2011.

Gross profit was $47 million in the second quarter of 2011 compared to $46 million in the second quarter of 2010.  Increased volumes and stronger margins in our industrial business were largely offset by the impact of weaker margins and volumes in our trading and merchandising business during the quarter.

SG&A expenses increased to $44 million in the second quarter of 2011 from $36 million in the comparable period of 2010 primarily due to the completed expansion of our industrial operations.   The second quarter of 2010 included approximately $3 million of restructuring charges related to the consolidation of our Brazilian operations.  The weaker average U.S. dollar also resulted in increased expenses when translated into U.S. dollars.

Foreign exchange gains in the second quarter of 2011 were $12 million compared to losses of $2 million in the second quarter of 2010 and resulted primarily from the appreciation of the Brazilian real in the second quarter of 2011, compared to depreciation of the real in the same period of last year.

Equity in earnings of affiliates was zero in the second quarter of 2011 compared to losses of $3 million in the same quarter of 2010 due to improved results from our North American bioenergy investments.

Noncontrolling interest was zero in the second quarter of 2011 and $4 million in the same quarter of 2010 and represents the noncontrolling interest share of period loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT increased by $14 million to $18 million in the second quarter of 2011 from $4 million in the second quarter of 2010 primarily driven by the factors described above.

Edible Oil Products Segment.  Edible oil products segment net sales increased 39% in the second quarter of 2011 compared to the second quarter of 2010, driven by higher average selling prices for edible oil products. Higher sales prices were partially offset by a volume decrease of 3% from the same period last year, primarily in Europe.

Cost of goods sold increased 40% primarily due to an increase in raw material costs relative to the same period last year resulting from higher commodity prices.  This increase was partially offset by the slightly reduced volumes.

Gross profit increased 33% when compared to the second quarter of 2010 primarily due to improved pricing and a higher value product sales mix, particularly in North America and Brazil.    These improvements in profitability in North and South America were partially offset by lower margins in Europe as aggressive competition, primarily in margarine, and the price-related movement of Eastern European customers to private label products and cheaper brands, reduced results in an environment of high prices.

SG&A expenses in the second quarter of 2011 decreased 14% when compared to the same period of 2010.  The second quarter of 2010 included a provision of $12 million related to expiring tax credits in Brazil and restructuring costs of $4 million related to the consolidation of our Brazilian operations.

Foreign exchange results in the second quarter of 2011 were zero compared to losses of $2 million for the same period in 2010.

Noncontrolling interest in the second quarter of 2011 was zero compared to $1 million in the same quarter of 2010 representing the noncontrolling interest share of period income in our European operations.

Segment EBIT increased to $30 million in the second quarter of 2011 compared to a loss of $13 million in the second quarter of 2010 primarily as a result of the 33% increase in gross profit and lower SG&A expenses.

Milling Products Segment.  Milling products segment net sales increased 27% primarily due to higher average selling prices in both wheat and corn milling as pricing reflected increased global agricultural commodity prices during the second quarter of 2011.  Volumes increased 3% driven primarily by increased volumes in wheat milling.

Cost of goods sold increased 24% primarily as a result of higher raw material costs and volumes when compared to the second quarter of 2010.

Gross profit increased by 59% compared with the second quarter of 2010 primarily due to higher average selling prices of wheat and corn milling products.  Wheat milling benefited from input costs that were below current replacement values and corn milling benefited from improved production yields and good risk management.

SG&A expenses decreased by $4 million during the second quarter of 2011 when compared to the second quarter of 2010.  The second quarter of 2010 included $3 million of restructuring charges related to the consolidation of our Brazilian operations.

Segment EBIT increased by $21 million to $22 million in the second quarter of 2011 from $1 million in the second quarter of 2010 primarily as a result of significantly higher gross profit in both wheat and corn milling and lower SG&A expenses.

Fertilizer Segment.  Fertilizer segment net sales increased 13% for the second quarter of 2011 when compared to the second quarter of 2010 primarily due to rising international fertilizer prices.  Volumes decreased 30% compared to the same period last year due primarily to the sale of the Brazilian fertilizer nutrients assets in May 2010.

Cost of goods sold increased 8% primarily as a result of higher raw material costs compared to the second quarter of 2010 related to higher international fertilizer prices.  The impact of higher prices was partially offset by volume declines and by inventory adjustments recorded during the second quarter of 2011 as our fertilizer business in Brazil continues its transition to a distribution business. The second quarter of 2010 included the activities associated with our Brazilian fertilizer nutrients assets which were sold in the second quarter of 2010.

Gross profit improved to $18 million in the second quarter of 2011 from a loss of $11 million in the comparable period of 2010.  The improvement in gross profit was primarily a result of improved margins and volumes in our Brazilian distribution operations partially offset by the inventory adjustments mentioned above.  In addition, our fertilizer business in Argentina contributed increased gross profit compared to the second quarter of 2010.

SG&A decreased to $35 million in the second quarter of 2011 from $49 million in the comparable period of 2010 primarily as a result of the sale of the Brazilian nutrients assets in the second quarter of 2010.

Gain on sale of fertilizer nutrients assets was $2,440 million in the second quarter of 2010.

Foreign exchange losses were $4 million in the second quarter of 2011 compared to losses of $9 million in the second quarter of 2010.

Equity in earnings of affiliates was income of $5 million in the second quarter of 2011 compared to $8 million in the second quarter of 2010 due to lower results in our Moroccan phosphate joint venture.

There was no noncontrolling interest in the second quarter of 2011.  In 2010, noncontrolling interest was $8 million which represented the noncontrolling interest share of period income at Fosfertil. Our entire interest in Fosfertil was included in the Brazilian nutrients assets sale in the second quarter of 2010.

Segment EBIT declined to a loss of $16 million from a gain of $2,369 million in the same period of 2010, which included the gain of $2,440 million on the sale of the Brazilian fertilizer nutrients assets in May 2010.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended June 30,
(US$ in millions)	2011	2010
Interest income	$23	$23
Interest expense	(70)	(101)

Interest income was $23 million for the three months ended June 30, 2011 and 2010. Interest expense decreased 31% when compared to the same period last year, as lower average borrowing costs more than offset higher working capital usage, primarily resulting from higher commodity prices.

Income Tax Expense.  In the quarter ended June 30, 2011, we recorded income tax expense of $20 million compared to income tax expense of $542 million in the quarter ended June 30, 2010.  The effective tax rate for the three months ended June 30, 2011 was 7%, compared to 23% for the three months ended June 30, 2010.  Included in the effective tax rate for the three months ended June 30, 2010 was $539 million of income tax expense related to the gain on sale of the Brazilian fertilizer nutrients assets.

Net Income Attributable to Bunge.  For the quarter ended June 30, 2011, net income attributable to Bunge was $316 million compared to net income of $1,778 million in the quarter ended June 30, 2010. This decrease was primarily the result of the impact of the $1,901 after tax gain on sale of the Brazilian fertilizer nutrients assets in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Agribusiness Segment.  Agribusiness segment net sales increased by 27% due to an increase in average selling prices for agricultural commodities attributable to strong global demand for these commodities and  tight global supplies that were pressured by a severe drought in Eastern Europe in the second half of 2010.  The impact of increased prices was partially offset by lower volumes in our grain origination and oilseed processing businesses when compared to the first six months of 2010. Volumes decreased 2% primarily as a result of reduced grain origination and crushing volumes, primarily in Europe, as a result of the lingering 2010 drought-related reductions and lower volumes in Argentina compared with a record crop that benefited volumes in 2010.

Cost of goods sold in the six months ended June 30, 2011 increased 26% due primarily to higher average market prices for agricultural commodity raw materials and the unfavorable impact of the strengthening of global currencies relative to the U.S. dollar in the first half of 2011.  The six months ended June 30, 2010 included impairment and restructuring costs of $15 million which were primarily related to the closure of an older, less efficient oilseed processing facility in the United States.

Gross profit increased 37% as a result of strong grain origination and oilseed processing margins and solid volumes in the first half of 2011 which benefited from a large South American harvest.  Margins and volumes improved over the comparable period of 2010 which was impacted by slow farmer selling in South America.

SG&A expenses were $369 million for the six months ended June 30, 2011 compared to $368 million for the same period of 2010.  Approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations were recorded during the second quarter of 2010.

Foreign exchange gains for the six months ended June 30, 2011 were $103 million compared to losses of $77 million for the six months ended June 30, 2010 related primarily to the volatility of many global currencies relative to the U.S. dollar during both periods.  Foreign exchange gains in 2011 and losses in 2010 were partially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to income of $35 million in the six months ended June 30, 2011 from $7 million in the comparable period of 2010 due to a gain of $37 million on the sale of our interest in a European oilseed processing facility joint venture.

Noncontrolling interest of $12 million and $15 million, respectively in the first six months of 2011 and 2010 represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased by $422 million to $572 million in the six months ended June 30, 2011 from $150 million in the six months ended June 30, 2010 largely due to higher gross profit and foreign exchange gains which partially offset the negative impact of currency fluctuations on gross profit during the period.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 25% when compared to the first six months of 2010 largely due to higher selling prices for sugar and ethanol as well as expansion of our sugar and ethanol production business in Brazil driven primarily by our 2010 acquisition of the Moema mills.  Volumes decreased 19% primarily in our sugar trading and merchandising business.  This decline was partially offset by expansion of our industrial activities.

Cost of goods sold increased 25% due to an increase in global sugar prices and the expansion of our industrial activities driven by the acquisition of the Moema mills.  In addition, cost of goods sold for the first half of 2011 included approximately $20 million of counterparty valuation adjustments as certain millers that supply a portion of our sugar merchandising volumes were not able to meet commitments due to the 2010 drought.  These increases were partially offset by lower volumes in our sugar trading and merchandising business.

Gross profit increased to $79 million in the six months ended June 30, 2011 from $68 million in the comparable period of 2010 as a result of improved margins in our industrial business with very high demand for ethanol and sugar.   These increases were partially offset by weaker margins, lower volumes and counterparty valuation adjustments in our trading and merchandising business.

SG&A expenses increased to $82 million in the six months ended June 30, 2011 from $65 million in the comparable period of 2010 primarily due to the addition of the Moema mills, the expansion of our other industrial operations and the appreciation of the Brazilian real during 2011.   SG&A expenses for the six months ended June 30, 2010 included approximately $11 million of Moema acquisition-related expenses and $3 million of restructuring charges associated with the consolidation of our Brazilian operations.

Foreign exchange gains in the six months ended June 30, 2011 and 2010 resulted primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates was zero in the six months ended June 30, 2011 compared to a loss of $2 million in the same period of 2010 and represents improved results of our North American bioenergy investments.

Noncontrolling interest of $(2) million in the six months ended June 30, 2011 and $6 million in the comparable period of 2010 was the noncontrolling interest share of period (income) loss at our non-wholly owned Brazilian sugarcane mills.

Segment EBIT for the six months ended June 30, 2011 increased by $11 million to $20 million from $9 million in the six months ended June 30, 2010 primarily due to the expansion of our industrial activities in Brazil partially offset by weakness in our trading and merchandising business.

Edible Oil Products Segment.  Edible oil products segment net sales increased 34% in the six months ended June 30, 2011 primarily driven by higher selling prices for edible oil products which was partially offset by a 2% decline in volumes.

Cost of goods sold increased 34% primarily due to higher raw material costs, which was partially offset by lower volumes, primarily in Europe and Canada.  In addition, cost of goods sold for the first six months of 2010 included restructuring charges of approximately $3 million associated with the consolidation of our Brazilian operations.

Gross profit increased 23% primarily due to stronger margins, primarily in North America and Brazil, resulting from improved pricing and a higher value product mix.  These improvements were partially offset by lower margins in Europe related to aggressive competition and high market price-related movement of customers to private label products or cheaper brands.

SG&A expenses declined 9% when compared to the first six months of 2010 which included a provision of $12 million for expiring tax credits in Brazil and $2 million of restructuring charges related to the consolidation of our Brazilian operations.

Foreign exchange results for the six months ended June 30, 2011 and 2010 were losses of $1 million and $4 million, respectively.

Noncontrolling interest of $4 million in both the six months ended June 30, 2011 and the comparable period of 2010 was the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT increased to $64 million from $5 million in the comparable period of 2010 as a result of higher gross profit and lower SG&A expenses.

Milling Products Segment.  Milling products segment net sales increased 26% primarily due to higher average selling prices as global corn and wheat prices increased significantly compared to the same period of 2010.

Cost of goods sold increased 22% primarily due to the increase in raw material costs for both wheat and corn.  These increases were partially offset by the impact of wheat inventories that were purchased prior to the rise in global wheat prices.

Gross profit increased by 63% for the six months ended June 30, 2011, compared to the same period of 2010.  Wheat milling margins benefited from higher selling prices of wheat milling products and lower cost wheat inventories acquired prior to the price increases.  Corn milling gross profit benefited from strong milling production yields and good risk management.

SG&A expenses were $57 million in the six months ended June 30, 2011 compared to $55 million in the comparable period of 2010. The six months ended June 30, 2010 included $3 million of restructuring charges associated with the consolidation of our Brazilian operations.

Segment EBIT increased $41 million to $55 million for the six months ended June 30, 2011 from $14 million in the comparable period of 2010 primarily as a result of significant improvements in gross profit as discussed above.

Fertilizer Segment.  Fertilizer segment net sales declined 9% during the six months ended June 30, 2011 when compared to the comparable period of 2010 primarily due to the sale of our Brazilian fertilizer nutrients assets, including our interest in Fosfertil, in May  2010.  Volumes declined 45% compared to volumes in the same period last year due primarily to the sale of the Brazilian fertilizer nutrients assets in the second quarter of 2010.

Cost of goods sold decreased 9% primarily as a result of lower volumes and costs compared to the first six months of 2010 which included activities associated with our Brazilian fertilizer nutrients assets. This was partially offset by high raw material costs.

Gross profit was $47 million in the six months ended June 30, 2011 compared to $50 million in the comparable period of 2010 as a result of the factors described above.

SG&A decreased to $62 million in the six months ended June 30, 2011 from $101 million in the comparable period of 2010 primarily as a result of the elimination of certain costs associated with the Brazilian nutrients assets, including Fosfertil, which we sold in the second quarter of 2010.

Gain on sale of fertilizer nutrients assets was $2,440 million in the six months ended December 31, 2010.  The disposal of our Brazilian nutrients assets including our investments in Fosfertil and Fosbrasil, a phosphoric acid joint venture, was completed during the second quarter of 2010.

Foreign exchange losses of $6 million in the six months ended June 30, 2011 decreased from losses of $25 million for the six months ended June 30, 2010, primarily as a result of lower U.S. dollar monetary liability positions funding working capital during 2011 when compared to 2010.

Equity in earnings of affiliates for the six months ended June 30, 2011, was $4 million when compared to $3 million in the same period of 2010 due to improved results in our Moroccan phosphate joint venture.

Noncontrolling interest was zero in the six months ended June 30, 2011. In 2010 noncontrolling interest was $35 million which was the noncontrolling interest share of period income at Fosfertil. Our entire investment in Fosfertil was disposed of as part of the Brazilian nutrients assets sale in the second quarter of 2010.

Segment EBIT decreased to a loss of $21 million when compared to income of $2,329 million in the first six months of 2010. This decrease was primarily the result of the impact of the $2,440 million gain on sale of the Brazilian fertilizer nutrients in the second quarter of 2010.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2011	2010
Interest income	$44	$42
Interest expense	(142)	(179)

Interest income increased 5% primarily due to higher average interest bearing cash balances.  Interest expense decreased 21% when compared to the same period last year as lower average borrowing costs more than offset higher working capital usage, primarily resulting from higher commodity prices.

Income Tax Expense.  In the six months ended June 30, 2011, we recorded an income tax expense of $63 million compared to income tax expense of $551 million in the six months ended June 30, 2010.  The effective tax rate for the six months ended June 30, 2011 was 11%, compared to 23% for the six months ended June 30, 2010.  Included in income tax expense and the effective tax rate for the six months ended June 30, 2011, were approximately $21 million of discrete tax charges in the first quarter of 2011 related to certain non-deductible expenses and the provision of a valuation allowance for a subsidiary that management intends to liquidate as part of an internal reorganization.  The significantly higher income tax expense and effective tax rate for the six months ended June 30, 2010 results from the $2,440 million gain from the Brazilian fertilizer nutrients assets sale that occurred in May 2010.

Net Income (Loss) Attributable to Bunge.  For the six months ended June 30, 2011, net income attributable to Bunge was $548 million compared to $1,841 million in the six months ended June 30, 2010, which included $1,901 million after tax gain on the sale of the Brazilian fertilizer nutrients assets in May 2010.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.87 and 1.58 at June 30, 2011 and December 31, 2010, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $470 million at June 30, 2011 and $578 million at December 31, 2010.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,566 million and $4,540 million at June 30, 2011 and December 31, 2010, respectively.   Readily marketable sugar inventories in our sugar and bioenergy segment were $100 million and $86 million at June 30, 2011 and December 31, 2010, respectively.  Of these readily marketable sugar inventories, $62 million and $66 million were inventories carried at fair value at June 30, 2011 and December 31, 2010, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $234 million and $225 million at June 30, 2011 and December 31, 2010, respectively, were included in our edible oil products and milling products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $60 million and $33 million in the six months ended June 30, 2011 and 2010, respectively.  The increase reflects the significantly higher prices of agricultural commodities and commodity products in the first six months of 2011 compared with the same period of 2010.

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

Revolving Credit Facilities.  At June 30, 2011, we had approximately $3,325 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,875 million was unused and available.  The following table summarizes these facilities as of the periods presented:

Commercial Paper		Total Availability	Borrowings Outstanding
Program and Revolving		June 30,	June 30,	December 31,
Credit Facilities	Maturities	2011	2011	2010
		(US$ in millions)
Commercial Paper	2012	$575	$—	$—
Long-Term Revolving Credit Facilities (1)	2012-2014	2,750	450	—
Total		$3,325	$450	$—

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program  provided by lending institutions that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investors Service.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  No borrowings were outstanding under the commercial paper program at June 30, 2011 and December 31, 2010.

In March 2011, we entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million, three-year and $600 million, 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement  bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  Facility financing fees of approximately $16 million were paid at inception of the credit agreement and are amortized to interest expense on a straight-line basis over the three-year term of the credit agreement.  There was $450 million of borrowings outstanding under this credit agreement at June 30, 2011.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At June 30, 2011 and December 31, 2010, respectively, $625 million and $1,075 million were outstanding under these uncommitted short-term credit lines.

Short- and Long-Term Debt.  Our short- and long-term debt increased by $143 million at June 30, 2011 from December 31, 2010, primarily due to higher working capital levels.

Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories.  For the six months ended June 30, 2011, our average short- and long-term debt outstanding was $5,079 million, primarily due to rising commodity prices.  The outstanding debt balance was $5,024 million at June 30, 2011 compared to $4,881 million at December 31, 2010.   The following table summarizes our short-term debt activity at June 30, 2011:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End	Quarter (1)	Quarter (1)	Quarter
Bank Borrowings	$906	3.43%	$1,285	$1,107	2.53%
Commercial Paper	—	—	575	209	0.30%
Total	$906	3.43%	$1,860	$1,316	2.18%

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

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In April 2011, we repaid $47 million of subsidiary debt.

The following table summarizes our short- and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2011	2010
Short-term debt:
Short-term debt(1)	$906	$1,718
Current portion of long-term debt	614	612
Total short-term debt	1,520	2,330
Long-term debt(2)
Long-term debt, variable interest rates indexed to LIBOR plus 1.30% to 2.75% through 2014(3)	450	—
Term loans due 2011—LIBOR plus 1.25% to 1.75% (3)	475	475
Term loan due 2013—fixed interest rate of 3.32%	300	300
Japanese Yen term loan due 2011—Yen LIBOR plus 1.40% (4)	125	123
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES (5) loans, variable interest rate indexed to TJLP (6) plus 0% to 9.24% and URTJLP (7) plus 6.00% to 10.40% payable through 2017	82	118
Others	154	115
Subtotal	4,118	3,163
Less: Current portion of long-term debt	(614)	(612)
Total long-term debt	3,504	2,551
Total debt	$5,024	$4,881

(1)	Includes secured debt of $15 million at December 31, 2010.

(2)	Includes secured debt of $85 million and $122 million at June 30, 2011 and December 31, 2010, respectively.

(3)	One, three and six month LIBORs at June 30, 2011 were 0.19%, 0.25% and 0.40% per annum, respectively, and at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively.

(4)	Three-month Yen LIBOR at June 30, 2011 was 0.20% per annum and at December 31, 2010 was 0.19% per annum.

(5)                Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)                TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of June 30, 2011 and December 31, 2010 was 6.00% per annum for both periods.

(7)                URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of June 30, 2011 and December 31, 2010 was TJLP minus 6.00% per annum for both periods.

Credit Ratings.   Bunge’s debt ratings and outlook by major credit rating agency at June 30, 2011 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Stable
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Negative

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of June 30, 2011.

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

We have accounted for these interest rate swaps as fair value hedges in accordance with a FASB issued standard.  The following table summarizes the fair value of our outstanding interest rate swap agreements as of June 30, 2011.

	Maturity	Fair Value Gain (Loss)
(US$ in millions)	March 2016	June 30, 2011
Interest rate swap agreements - notional amount	$500	$11
Weighted average variable rate payable (1)	2.09%
Weighted average fixed rate receivable (2)	4.10%

	Maturity	Fair Value Gain (Loss)
(US$ in millions)	December 2013	June 30, 2011
Interest rate swap agreements - notional amount	$300	$3
Variable rate payable (1)	2.38%
Fixed rate receivable (2)	3.32%

	Maturity	Fair Value Gain (Loss)
(US$ in millions)	November 2011	June 30, 2011
Interest rate swap agreements - notional amount	$175	$—
Variable rate payable (3)	0.57%
Fixed rate receivable (2)	0.76%

(1)             Interest is payable in arrears semi-annually based on six-month U.S. dollar LIBOR.

(2)             Interest is receivable in arrears based on a fixed rate.

(3)             Interest is payable in arrears quarterly based on three-month U.S. dollar LIBOR.

The following table summarizes our outstanding interest rate basis swap agreements at June 30, 2011.  These interest rate basis swap agreements do not qualify for hedge accounting and therefore we have not designated these interest rate basis swap agreements as hedge instruments.  As a result, changes in fair value of the interest rate basis swap agreements are recorded as an adjustment to earnings.

	Maturity	Fair Value Gain (Loss)
(US$ in millions)	August 2011	June 30, 2011
Interest rate basis swap agreements — notional amount	$375	$—
Weighted average rate payable (1)	0.61%
Weighted average rate receivable (2)	0.19%

(1)             Interest is payable in arrears based on the average daily effective Federal Funds rate prevailing during the respective period plus a spread.

(2)             Interest is receivable in arrears based on one-month U.S. dollar LIBOR.

In addition, we have cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing in 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due in October 2011.  Under the terms of the cross-currency interest rate swap agreements, we make U.S. dollar payments based on three-month U.S. dollar LIBOR and receive payments based on three-month Yen LIBOR.  We have accounted for these cross-currency interest rate swap agreements as fair value hedges.  At June 30, 2011, the fair value of the cross-currency interest rate swap agreements was a gain of $23 million.

Equity

Total equity was $13,751 million at June 30, 2011 as set forth in the following table:

(US$ in millions)	June 30, 2011	December 31, 2010
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,831	4,793
Retained earnings	6,613	6,153
Accumulated other comprehensive income	1,224	583
Total Bunge shareholders’ equity	13,359	12,220
Noncontrolling interest	392	334
Total equity	$13,751	$12,554

Total Bunge shareholders’ equity increased to $13,359 million at June 30, 2011 from $12,220 million at December 31, 2010.  The increase in shareholders’ equity was due primarily to net income attributable to Bunge for the six months ended June 30, 2011 of $548 million and foreign currency translation gains of $640 million.  The increase was partially offset by declared dividends to common and preferred shareholders of $71 million and $17 million, respectively.

Noncontrolling interest increased to $392 million at June 30, 2011 from $334 million at December 31, 2010 due primarily to capital contributions totalling $53 million by noncontrolling interest holders. Of these contributions from noncontrolling interest holders, $39 million were related to joint venture operations that have been in process of construction or expansion and Bunge made proportionate contributions, resulting in no changes in ownership percentages related to these entities.  In addition, during the six months ended June 30, 2011, we sold a 10% interest in a consolidated subsidiary that owns and operates a newly constructed oilseed processing facility in Vietnam for $3 million to a third-party.  Our ownership in this subsidiary was reduced from 100% to 90%.  We also formed a trading and merchandising joint venture company which we consolidate, to expand our market share in Central America.  The noncontrolling interest holder contributed $6 million for a 30% interest in the trading company.

As of June 30, 2011, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0938 Bunge Limited common shares, based on the conversion price of $91.4262 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2011, our cash and cash equivalents decreased by $108 million, reflecting the net effect of cash flows from operating, investing and financing activities compared to an increase of $2,218 million for the six months ended June 30, 2010, which includes the net proceeds of $3,469 million from our Brazilian fertilizer nutrients assets sale.

Our operating activities generated cash of $264 million for the six months ended June 30, 2011 compared to cash used of $159 million for the six months ended June 30, 2010.  The positive cash flow from operating activities for the six months ended June 30, 2011 was principally due to net income, partially offset by increased working capital requirements.  Also impacting operating cash flows in the first six months of 2011 were approximately $401 million of net proceeds from initial sales of accounts receivable under our new global accounts receivable sale program that we entered into in June.  In addition, we repaid approximately $500 million of trade accounts payable related to fertilizer imports as we can more efficiently fund fertilizer imports through internal sources. The negative cash flow from operating activities for the six months ended June 30, 2010 was primarily due to $275 million of withholding taxes and $142 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets.

Short-term borrowing needs of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the six months ended June 30, 2011 and June 30, 2010, we recognized gains of $78 million and losses of $225 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $440 million in the six months ended June 30, 2011, compared to cash generated of $3,122 million in the six months ended June 30, 2010, reflecting the proceeds from the sale of our Brazilian fertilizer nutrients assets.  During the first six months of 2011, we acquired a port terminal in Ukraine for a total purchase price of approximately $100 million (net of $2 million cash acquired), consisting of approximately $83 million in cash, and approximately $17 million of short-term debt and other payables related to assets under construction.  In addition, we formed a joint venture to purchase a fertilizer storage terminal in the U.S. for $8 million and a joint venture to construct a grain elevator in the U.S. for $3 million.  In Russia, we received net proceeds of $16 million from the sale of a cost-method investment.  We also sold our investment in a European oilseed processing facility joint venture for cash proceeds of $54 million.  Payments made for capital expenditures of $454 million in the six months ended June 30, 2011 primarily included investments in property, plant and equipment related to expanding our sugar business in Brazil, investments in our port facility in Washington state in the U.S. and construction of oilseed processing facilities in Vietnam and China.  During the six months ended June 30, 2010, we paid $80 million to acquire the fertilizer division of Petrobras Argentina S.A., $48 million (net of $3 million of cash acquired) in connection with the Moema acquisition and $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland.

Cash generated from financing activities was $58 million in the six months ended June 30, 2011, compared to cash used of $701 million in the six months ended June 30, 2010.  In the six months ended June 30, 2011, we had a net increase of $99 million in borrowings due to increased working capital requirements.  In the six months ended June 30, 2010, we had a net decrease in borrowings of $540 million (excluding $555 million of debt assumed in the Moema acquisition which was reflected in the opening balance sheet of the acquisition, and including $462 million of Moema debt repaid following completion of the acquisition).  Dividends paid to our common shareholders in the six months ended June 30, 2011 and June 30, 2010 were $68 million and $60 million, respectively.  Dividends paid to holders of our convertible preference shares in the six months ended June 30, 2011 and June 30, 2010, were $17 and $39 million, respectively.

Off-Balance Sheet Arrangements

Guarantees — We have issued or were a party to the following guarantees at June 30, 2011:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$80
Unconsolidated affiliates financing (2)	53
Total	$133

(1)             We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At June 30, 2011, we had approximately $62 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $13 million at June 30, 2011.

(2)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2011, Bunge’s recorded obligation related to these guarantees was $18 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2011, debt with a carrying amount of $4,157 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Trade Receivables Securitization Programs — In January 2010, we adopted a FASB issued standard that resulted in amounts outstanding under our then existing securitization programs being accounted for as secured borrowings and  reflected as short-term debt on our consolidated balance sheet.  As a result of this change, we significantly reduced our utilization of these programs and either terminated or allowed them to expire.

In June 2011, we entered into a new global trade receivable securitization program (the “Program”) with a five year term subject to annual renewals in order to provide an additional source of liquidity for our operations.  Sales under the Program qualify for sale accounting under the updated accounting standards related to transfers of financial assets.   The maximum principal amount of sold  receivables outstanding under the Program is $700 million.  Under the Program, qualifying Bunge subsidiaries sell eligible trade accounts receivable in their entirety on a revolving basis to a consolidated bankruptcy-remote special purpose subsidiary.  These trade accounts receivable are then sold without recourse to commercial paper conduits (the “Purchasers”).  In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and the remaining amount upon the collection of the underlying receivables (a “deferred purchase price”), which is expected to be generally 10 to 15 percent of the receivables sold through the Program.   Bunge is obligated to repurchase any receivables that were not eligible as originally represented when sold and to fund short-falls in collections for certain non-credit related reasons after the sale.  Apart from these obligations, Bunge has no retained interests in the transferred receivables, other than collection and administrative responsibilities and a right to the deferred purchase price receivable.  At June 30, 2011, $520 million of accounts receivable sold under the program and outstanding as of that date were derecognized from our condensed consolidated balance sheet.  At June 30, 2011, the related deferred purchase price of $119 million was recorded in other current assets.  Additional details of the Program are disclosed in Note 12 of the notes to the condensed consolidated financial statements.

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

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2010 to June 30, 2011, the Brazilian real appreciated by approximately 7%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts.

(US$ in millions, except percentages)	June 30, 2011	December 31, 2010
Trade accounts receivable (current)	$115	$172
Allowance for doubtful accounts (current)	6	4
Trade accounts receivable (non-current) (1) (2)	272	266
Allowance for doubtful accounts (non-current) (1)	128	117
Total trade accounts receivable (current and non-current)	387	438
Total allowance for doubtful accounts (current and non-current)	134	121
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	35%	28%

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

Interest earned on secured advances to suppliers of $5 million and $6 million, and $12 million and $15 million for the three and six months ended June 30, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 6 and Note 9 of the notes to the condensed consolidated financial statements for more information.

(US$ in millions)	June 30, 2011	December 31, 2010
Prepaid commodity contracts	$511	$255
Secured advances to suppliers (current)	206	248
Total (current)	717	503
Soybeans not yet priced (1)	(261)	(71)
Net	456	432
Secured advances to suppliers (non-current)	372	312
Total (current and non-current)	$828	$744
Allowance for uncollectible advances (current and non-current)	$(90)	$(87)

(1)             Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at June 30, 2011.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2011.

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

Adoption of New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses — In July 2010, the FASB issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information, and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge has adopted this disclosure as of December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 12 of the notes to the condensed consolidated financial statements). The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

Recent Accounting Pronouncement — In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS).  The amendments in this Update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Bunge is evaluating the impact this standard may have on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This standard is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. Bunge is evaluating the impact this standard may have on its consolidated financial statements.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.  See Note 11 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we use.

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

During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened.  This increased risk is monitored through, among other things, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk.  In addition, we have limited new credit extensions in certain cases and reduced our use of non-exchange-cleared derivative instruments.

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients.  As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn.  In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time-to-time we have experienced instances of counterparty non-performance, including as a result of counterparty profitability under these contracts due to significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

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

	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$1,993	$(199)	$2,394	$(239)
Highest short position	—	—	(912)	(91)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2011 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $298 million for the six months ended June 30, 2011 and gains of $195 million for the year ended December 31, 2010, related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2011, was $5,315 million with a carrying value of $5,024 million.  There was no significant change in our interest risk at June 30, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting — Following the sale of Bunge’s Brazilian fertilizer nutrients assets and in connection with the restructuring of Bunge’s activities in Brazil and related local management changes, management is reviewing and, in some cases, implementing new systems and procedures that have led, or are expected to lead, to changes in internal control over financial reporting in Bunge’s Brazilian operations.

Except as described above, there has been no change in our internal control over financial reporting during the first fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country.   In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value added taxes. While we believe that the allegations and claims against us are without merit, these matters are at a preliminary stage and therefore, we are, at this time, unable to predict their outcome.

From time-to-time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

BUNGE LIMITED

Date: August 9, 2011	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

S-1

EXHIBIT INDEX

10.1	Compensation Letter to Andrew J. Burke, dated August 3, 2011.

10.2	Employment Offer Letters for Gordon Hardie dated June 10, 2011 and June 14, 2011, each effective as July 1, 2011, respectively.

10.3

Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.4

Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent

10.5	Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent

10.6

Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent

10.7

U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer

10.8

U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee

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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes In Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1