Form 10-Q
period 2011-09-30
Bunge LTD
filed 2011-11-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011 the number of shares outstanding of the registrant was:

Common Stock, par value $.01 per share: 145,542,338

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$15,616	$11,662	$42,298	$32,981
Cost of goods sold	(14,910)	(10,950)	(40,306)	(31,299)

Gross profit	706	712	1,992	1,682
Selling, general and administrative expenses	(394)	(357)	(1,121)	(1,119)
Gain on sale of fertilizer nutrients assets	—	—	—	2,440
Interest income	28	20	72	62
Interest expense	(80)	(62)	(222)	(241)
Loss on extinguishment of debt	—	(90)	—	(90)
Foreign exchange gains (losses)	(127)	77	(8)	(22)
Other income (expense) – net	(2)	(5)	(13)	(8)

Income from operations before income tax	131	295	700	2,704
Income tax (expense) benefit	1	(97)	(62)	(648)
Equity in earnings of affiliates	1	8	42	17

Net income	133	206	680	2,073
Net loss (income) attributable to noncontrolling interest	7	6	8	(20)

Net income attributable to Bunge	140	212	688	2,053
Convertible preference share dividends	(8)	(19)	(25)	(58)

Net income available to Bunge common shareholders	$132	$193	$663	$1,995

Earnings per common share – basic (Note 20)
Earnings to Bunge common shareholders	$0.90	$1.38	$4.51	$14.12

Earnings per common share – diluted (Note 20)
Earnings to Bunge common shareholders	$0.89	$1.36	$4.42	$13.09

Dividends per common share	$0.25	$0.23	$0.73	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$133	$206	$680	$2,073
Other comprehensive income (loss):
Foreign exchange translation adjustment, net of tax expense of $0	(1,667)	494	(1,008)	103
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax benefit (expense) of $8 and $1 in 2011, $(11) and $(11) in 2010	(16)	20	(5)	21
Unrealized gains on investments, net of tax benefit of $3 in 2011, $0 in 2010	(5)	1	—	—
Reclassification of realized net losses (gains) to net income, net of tax benefit (expense) of $0 and $7 in 2011, $(7) and $(7) in 2010	(1)	(8)	(15)	(8)
Pension adjustment, net of taxes	—	—	(2)	—
Other postretirement healthcare subsidy tax deduction adjustment	—	—	—	2
Total comprehensive income	(1,556)	713	(350)	2,191
Less: Comprehensive loss (income) attributable to noncontrolling interest	53	(11)	36	8
Total comprehensive income attributable to Bunge	$(1,503)	$702	$(314)	$2,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,055	$578
Trade accounts receivable (less allowance of $131 and $177) (Note 13)	2,515	2,901
Inventories (Note 5)	6,247	6,635
Deferred income taxes	243	233
Other current assets (Note 6)	5,113	5,468
Total current assets	15,173	15,815

Property, plant and equipment, net	5,269	5,312
Goodwill (Note 7)	867	934
Other intangible assets, net	190	186
Investments in affiliates (Note 9)	612	609
Deferred income taxes	1,182	1,200
Other non-current assets (Note 10)	1,608	1,945
Total assets	$24,901	$26,001

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,426	$1,718
Current portion of long-term debt (Note 14)	142	612
Trade accounts payable	3,203	3,637
Deferred income taxes	135	262
Other current liabilities (Note 11)	3,711	3,775
Total current liabilities	8,617	10,004

Long-term debt (Note 14)	3,468	2,551
Deferred income taxes	85	84
Other non-current liabilities	702	808

Commitments and contingencies (Note 17)

Equity: (Note 18)
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2011 and 2010 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued:
2011 – 147,448,867 shares, 2010 – 146,635,083 shares	1	1
Additional paid-in capital	4,817	4,793
Retained earnings	6,709	6,153
Accumulated other comprehensive income	(419)	583
Treasury shares, at cost (2011 - 1,933,286)	(120)	—
Total Bunge shareholders’ equity	11,678	12,220
Noncontrolling interest (Note 19)	351	334
Total equity	12,029	12,554
Total liabilities and equity	$24,901	$26,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$680	$2,073
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	103	53
Gain on sale of fertilizer nutrients assets	—	(2,440)
Impairment of assets	—	61
Bad debt expense	15	23
Depreciation, depletion and amortization	398	326
Stock-based compensation expense	40	47
Recoverable taxes provision	—	3
Gain on sale of property, plant and equipment	(15)	(6)
Deferred income taxes	73	213
Equity in earnings of affiliates	(42)	(17)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	287	(1,068)
Inventories	63	(872)
Prepaid commodity purchase contracts	(247)	(370)
Secured advances to suppliers	(66)	71
Trade accounts payable	(282)	961
Advances on sales	71	102
Net unrealized gain/loss on derivative contracts	401	(413)
Margin deposits	560	(228)
Accrued liabilities	(73)	177
Other—net	(603)	(316)
Cash provided by (used for) operating activities	1,363	(1,620)
INVESTING ACTIVITIES
Payments made for capital expenditures	(705)	(754)
Acquisitions of businesses (net of cash acquired)	(104)	(138)
Proceeds from sales of fertilizer nutrients assets	—	3,914
Cash disposed in sale of fertilizer nutrients assets	—	(106)
Related party loans	10	(17)
Proceeds from investments	94	50
Payments for investments	(50)	—
Proceeds from disposal of property, plant and equipment	67	5
Investments in affiliates	(28)	(2)
Cash provided by (used for) investing activities	(716)	2,952
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	207	467
Proceeds from short-term debt with maturities greater than 90 days	671	396
Repayments of short-term debt with maturities greater than 90 days	(1,195)	(920)
Proceeds from long-term debt	2,209	168
Repayments of long-term debt	(1,795)	(1,156)
Proceeds from sale of common shares	19	4
Repurchase of common shares	(120)	(354)
Dividends paid to preference shareholders	(25)	(58)
Dividends paid to common shareholders	(104)	(92)
Dividends paid to noncontrolling interest	(16)	(7)
Capital contributions from noncontrolling interest	64	—
Financing related fees	(20)	—
Other	(1)	36
Cash provided by (used for) financing activities	(106)	(1,516)
Effect of exchange rate changes on cash and cash equivalents	(64)	(19)
Net increase (decrease) in cash and cash equivalents	477	(203)
Cash and cash equivalents, beginning of period	578	553
Cash and cash equivalents, end of period	$1,055	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible						Accumulated
	Preference				Additional		Other		Non -
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2010	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Net income	—	—	—	—	—	2,053	—	—	20	2,073
Other comprehensive income (loss)	—	—	—	—	—	—	146	—	(28)	118
Dividends on common shares	—	—	—	—	—	(96)	—	—	—	(96)
Dividends on preference shares	—	—	—	—	—	(58)	—	—	—	(58)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(10)	(10)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(9)	(9)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	46	46
Initial consolidation of subsidiary	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly-owned subsidiary (Note 19)	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	47	—	—	—	—	47
Repurchase of common shares	—	—	(6,714,573)	—	—	—	—	(354)	—	(354)
Issuance of common shares:
—Business acquisition (Note 3)	—	—	10,315,400	—	600	—	—	—	—	600
—Stock options and award plans, net of shares withheld for taxes	—	—	473,480	—	(2)	—	—	—	—	(2)
Balance September 30, 2010	7,762,455	$1,553	138,171,213	$1	$4,270	$5,895	$465	$(354)	$305	$12,135

	Convertible						Accumulated
	Preference				Additional		Other		Non -
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2011	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income	—	—	—	—	—	688	—	—	(8)	680
Other comprehensive loss	—	—	—	—	—	—	(1,002)	—	(28)	(1,030)
Dividends on common shares	—	—	—	—	—	(107)	—	—	—	(107)
Dividends on preference shares	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(16)	(16)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(7)	(7)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	64	64
Acquisition of noncontrolling interest	—	—	—	—	(31)	—	—	—	12	(19)
Stock-based compensation expense	—	—	—	—	40	—	—	—	—	40
Repurchase of common shares (Note 18)	—	—	(1,933,286)	—	—	—	—	(120)	—	(120)
Issuance of common shares:
—Stock options and award plans, net of shares withheld for taxes	—	—	813,784	—	15	—	—	—	—	15
Balance September 30, 2011	6,900,000	$690	145,515,581	$1	$4,817	$6,709	$(419)	$(120)	$351	$12,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bunge Limited and its subsidiaries (Bunge) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The condensed consolidated balance sheet at December 31, 2010 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, forming part of Bunge’s 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011.

On July 1, 2011, Bunge modified its application of the presentation and disclosure provisions of ASC No. 220, Comprehensive Income. As allowed under this standard, Bunge elected in this quarterly report on Form 10-Q to present a separate statement of comprehensive income for all periods presented. The prior period statement of changes in equity has been modified to conform to this current period presentation.

2.                                    NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses - In July 2010, the Financial Accounting Standards Board (FASB) issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge adopted this disclosure as of December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 10).  The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

Recent Accounting Pronouncements — In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill Impairment. This guidance provides an entity with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity may elect not to perform the qualitative assessment and may proceed directly to the two-step quantitative impairment test. The amendments are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS).  This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. These amendments are not expected to have a material impact on Bunge’s financial results but may require expanded disclosure in Bunge’s consolidated financial statements.

3.                                      BUSINESS ACQUISITIONS

In August of 2011, Bunge acquired a margarine business in North America for approximately $18 million.  Preliminary purchase accounting for this acquisition has been completed resulting in approximately $14 million being allocated to property, plant and equipment and $4 million allocated to inventory.  In addition, Bunge acquired grain elevator operations in North America for approximately $10 million.  Preliminary purchase accounting has been completed resulting in approximately $7 million being allocated to property, plant and equipment and $3 million to the fair value of contracts acquired.

In February of 2011, Bunge completed the acquisition of a port facility in Ukraine for a total purchase price of approximately $100 million net of $2 million cash acquired, consisting of approximately $83 million in cash and approximately $17 million of short-term debt related to assets under construction.  The preliminary purchase price allocation for the transaction included approximately $5 million to current assets, $48 million to property, plant and equipment, $32 million to other intangible assets, $34 million to goodwill, $10 million to capital lease obligations, $6 million to deferred tax liabilities and $3 million to other liabilities.

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

Approximately $144 million of transaction costs and $280 million of withholding taxes are included as a component of cash used for operating activities in Bunge’s condensed consolidated statement of cash flows for the nine months ended September 30, 2010.  Gross proceeds of $3,914 million and cash disposed of $106 million related to the sale of the Brazilian fertilizer nutrients assets are included as a component of cash provided by investing activities in Bunge’s condensed consolidated statement of cash flows for the nine months ended September 30, 2010.

5.                                      INVENTORIES

Inventories by segment are presented below. Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	September 30,	December 31,
(US$ in millions)	2011	2010
Agribusiness (1)	$4,321	$5,137
Sugar and Bioenergy (2)	546	359
Edible oil products (3)	445	460
Milling products (3)	127	163
Fertilizer (4)	808	516
Total	$6,247	$6,635

(1)                Includes readily marketable agricultural commodity inventories at fair value of $4,075 million and $4,540 million at September 30, 2011 and December 31, 2010, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)                Includes readily marketable sugar inventories of $219 million and $86 million at September 30, 2011 and December 31, 2010, respectively.  Of these sugar inventories, $151 million and $66 million are carried at fair value at September 30, 2011 and December 31, 2010, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)                Edible oil products and milling products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil and corn, which are carried at fair value in the aggregate amount of $176 million and $225 million at September 30, 2011 and December 31, 2010, respectively.

(4)                Fertilizer inventories are carried at lower of cost or market.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2011	2010
Prepaid commodity purchase contracts(1)	$464	$267
Secured advances to suppliers, net(2)	295	245
Unrealized gains on derivative contracts at fair value	2,094	2,619
Recoverable taxes - current	587	500
Margin deposits(3)	366	926
Marketable securities	98	39
Deferred purchase price receivable(4)	155	—
Prepaid expenses	408	308
Other	646	564
Total	$5,113	$5,468

(1)                Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)                Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $3 million at September 30, 2011 and $3 million at December 31, 2010.  Changes in the allowance for the nine months ended September 30, 2011 included an increase of $2 million for additional bad debt provisions and a reduction in the allowance for recoveries of $2 million.  Changes in the allowance for the year ended 2010 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for recoveries of $1 million.

Interest earned on secured advances to suppliers of $5 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $17 million and $19 million for the nine months ended September 30, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

(3)                Margin deposits include U.S. treasury securities at fair value and cash.

(4)                Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

7.                                      GOODWILL

Changes in the carrying value of goodwill by segment for the nine months ended September 30, 2011, are as follows:

		Sugar and	Edible Oil	Milling
(US$ in millions)	Agribusiness	Bioenergy	Products	Products	Fertilizer	Total
Balance, December 31, 2010	$215	$631	$80	$7	$1	$934
Acquired goodwill (1)	34	—	—	—	—	34
Reallocation of acquired goodwill	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization (2)	(5)	—	—	—	—	(5)
Foreign exchange translation	(20)	(64)	(6)	(1)	—	(91)
Balance, September 30, 2011	$219	$567	$74	$6	$1	$867

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

8.                                      IMPAIRMENT CHARGES

Bunge recorded no impairment charges for the three or nine months ended September 30, 2011.

Bunge recorded pretax non-cash impairment charges of $49 million in cost of goods sold in its condensed consolidated statement of income for the three months ended September 30, 2010, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility, $5 million related to the closure of an edible oil facility in Europe as part of Bunge’s plan to improve its European footprint and $2 million related to the write-down of an administrative office in Brazil.  These pretax impairment charges were allocated $22 million to the agribusiness segment and $27 million to the edible oil products segment.  Total pretax non-cash impairment charges of $61 million recorded in cost of goods sold in Bunge’s condensed consolidated statement of income for the nine months ended September 30, 2010, included these charges as well as $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line in the first quarter of 2010.  Of the $61 million of the impairment charges, $32 million were allocated to the agribusiness segment, $27 million to the edible oil products segment and $2 million to the milling products segment.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition.  For additional information on Level 1, 2 and 3 inputs see Note 12.

					Three Months Ended
	Three Months Ended	Fair Value Measurements Using			September 30, 2010
(US$ in millions)	September 30, 2010	Level 1	Level 2	Level 3	Total Losses
Property, plant and equipment	$91	$—	$—	$91	$(49)

					Nine Months Ended
	Nine Months Ended	Fair Value Measurements Using			September 30, 2010
(US$ in millions)	September 30, 2010	Level 1	Level 2	Level 3	Total Losses
Property, plant and equipment	$91	$—	$—	$91	$(61)

9.                                      INVESTMENTS IN AFFILIATES

During the first nine months of 2011, Bunge contributed approximately $28 million to several new investees that are being accounted for as equity method investments. Of these investments, $20 million is attributable to the agribusiness segment and $8 million to the fertilizer segment.

In June 2011, Bunge sold its investment in a European oilseed processing facility joint venture for $57 million.  Bunge recognized a gain of $37 million in equity in earnings of affiliates on this sale during the second quarter of 2011.

10.                               OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2011	2010

Recoverable taxes, net	$801	$964
Long-term receivables from farmers in Brazil, net	301	377
Judicial deposits	171	172
Other long-term receivables	11	129
Other	324	303
Total	$1,608	$1,945

Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $31 million and $38 million at September 30, 2011 and December 31, 2010, respectively.

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

Bunge adopted the accounting guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, Bunge has determined that the long-term receivables from farmers in Brazil represents a single portfolio segment.

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

	September 30,	December 31,
(US$ in millions)	2011	2010
Legal collection process (1)	$390	$441
Renegotiated amounts:
Current on repayment terms	95	137
Ending balance	$485	$578

(1)       All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2011 and the year ended December 31, 2010 was $580 million and $582 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2011		December 31, 2010
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$163	$147	$180	$162
Renegotiated amounts	56	37	66	39
For which no allowance has been provided:
Legal collection process	227	—	261	—
Renegotiated amounts	39	—	71	—
Total	$485	$184	$578	$201

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Beginning Balance	$215	$196	$201	$232
Bad debt provision	10	4	14	15
Recoveries	(5)	—	(10)	(12)
Write-offs	—	(28)	—	(55)
Transfers (1)	(2)	3	—	3
Foreign exchange translation	(34)	12	(21)	4
Ending balance	$184	$187	$184	$187

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

Other long-term receivables—Other long-term receivables at December 31, 2010 primarily include installment payments to be received from Bunge’s sale of its 33.34% interest in Saipol S.A.S. in December 2009 for 145 million Euros, or its equivalent at that date of approximately $209 million. The sale agreement provided for payment in four equal annual installments, two of which had been received as of January 2011.  In the second quarter 2011, Bunge sold this receivable and a loss of $2 million is included in selling, general and administrative expenses in the condensed consolidated statement of income for the nine months ended September 30, 2011.

11.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2011	2010
Accrued liabilities	$1,325	$1,268
Unrealized losses on derivative contracts at fair value	1,967	2,105
Advances on sales	369	323
Other	50	79
Total	$3,711	$3,775

12.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 13 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 10 for long-term receivables from farmers in Brazil, net and see Note 14 for long-term debt.  Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

	Fair Value Measurements at Reporting Date
	September 30, 2011				December 31, 2010
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,049	$353	$4,402	$—	$4,567	$264	$4,831
Unrealized gain on designated derivative contracts (1)
Interest Rate	—	28	—	28	—	—	—	—
Foreign Exchange	—	30	—	30	—	22	—	22
Unrealized gain on undesignated derivative contracts (1)
Interest Rate	—	—	—	—	—	4	—	4
Foreign Exchange	—	484	3	487	2	209	1	212
Commodities	79	1,269	181	1,529	114	1,754	454	2,322
Freight	7	6	—	13	1	22	3	26
Energy	15	9	11	35	9	11	16	36
Deferred Purchase Price
Receivable (Note 13)	—	155	—	155	—	—	—	—
Other (2)	163	34	—	197	252	88	—	340
Total assets	$264	$6,064	$548	$6,876	$378	$6,677	$738	$7,793
Liabilities:
Unrealized loss on designated derivative contracts (3)
Foreign Exchange (4)	$—	$55	$—	$55	$—	$22	$—	$22
Unrealized loss on undesignated derivative contracts (3)
Interest Rate	—	3	—	3	—	1	—	1
Foreign Exchange	—	808	—	808	—	69	—	69
Commodities	225	778	102	1,105	692	1,167	162	2,021
Freight	2	—	—	2	—	—	—	—
Energy	7	1	15	23	8	1	5	14
Total liabilities	$234	$1,645	$117	$1,996	$700	$1,260	$167	$2,127

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  Included in other non-current assets are unrealized gains of $28 million and zero at September 30, 2011 and December 31, 2010, respectively.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at September 30, 2011 and December 31, 2010.

(4)             Included in current portion of long-term debt are unrealized losses of $29 million and $22 million at September 30, 2011 and December 31, 2010, respectively.

Derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.  Changes in the fair values of these contracts are recognized in the condensed consolidated financial statements as a component of cost of goods sold, foreign exchange gains (losses), interest income (expense), other income (expense), net or other comprehensive income (loss).

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011 and 2010. Level 3 instruments presented in the tables include readily marketable inventories and derivatives.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended September 30, 2011
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2011	$134	$722	$856
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(42)	65	23
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	2	—	2
Purchases	24	264	288
Sales	(1)	(749)	(750)
Issuances	(30)	—	(30)
Settlements	17	—	17
Transfers into Level 3	1	124	125
Transfers out of Level 3	(27)	(73)	(100)
Balance, September 30, 2011	$78	$353	$431

(1)       Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended September 30, 2010
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2010	$47	$354	$401
Total gains and (losses) (realized/unrealized) included in cost of goods sold	156	130	286
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	(2)	—	(2)
Purchases, issuances and settlements	(37)	(225)	(262)
Transfers into Level 3	5	2	7
Transfers out of Level 3	1	—	1
Balance, September 30, 2010	$170	$261	$431

(1)       Derivatives, net include Level 3 derivative assets and liabilities.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 and 2010.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.

	Level 3 Instruments:
	Fair Value Measurements
	Nine Months Ended September 30, 2011
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2011	$307	$264	$571
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(160)	157	(3)
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	2	—	2
Purchases	95	1,750	1,845
Sales	(1)	(2,111)	(2,112)
Issuances	(89)	—	(89)
Settlements	(40)	—	(40)
Transfers into Level 3	15	398	413
Transfers out of Level 3	(51)	(105)	(156)
Balance, September 30, 2011	$78	$353	$431

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
	Nine Months Ended September 30, 2010
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2010	$31	$109	$140
Total gains and (losses) (realized/unrealized) included in cost of goods sold	141	284	425
Total gains and (losses) (realized/unrealized) included in foreign exchange gains	(2)	—	(2)
Purchases, issuances and settlements	(21)	(134)	(155)
Transfers into Level 3	35	2	37
Transfers out of Level 3	(14)	—	(14)
Balance, September 30, 2010	$170	$261	$431

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended September 30, 2011 and 2010 for Level 3 assets and liabilities that were held at September 30, 2011 and 2010.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2011
Cost of goods sold	$(15)	$30	$15
Foreign exchange gains (losses)	$2	$—	$2
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2010
Cost of goods sold	$194	$106	$300
Foreign exchange gains (losses)	$(2)	$—	$(2)

(1)       Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the nine months ended September 30, 2011 and 2010 for Level 3 assets and liabilities that were held at September 30, 2011 and 2010.

	Level 3 Instruments:
	Fair Value Measurements
	Nine Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2011
Cost of goods sold	$(30)	$244	$214
Foreign exchange gains (losses)	$3	$—	$3
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2010
Cost of goods sold	$268	$159	$427
Foreign exchange gains (losses)	$(3)	$—	$(3)

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest rate derivatives — Interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these swap agreements have been designated as fair value hedges.  The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge enters into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. Bunge may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes.  Changes in fair value of such interest rate basis swap agreements are recorded in earnings.  There are no outstanding interest rate basis swap agreements as of September 30, 2011.

The following table summarizes Bunge’s outstanding interest rate swap agreements.

	September 30, 2011
	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	Derivative (3)
Interest rate swap agreements	$675	$675
Weighted average rate payable — 1.75% (1)
Weighted average rate receivable — 3.23% (2)

(1)             Interest is payable in arrears semi-annually based on six month U.S. dollar LIBOR and payable in arrears quarterly based on three month U.S. dollar LIBOR.

(2)             Interest is receivable in arrears based on a fixed interest rate.

(3)             The interest rate swap agreements mature in 2011 and 2016.

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

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2011
	Exchange Traded
	Net—(Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(1)	$(74)	$69	Delta
Forwards	97	(20,151)	12,160	Notional
Swaps	—	(95)	30	Notional

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

In addition, Bunge has cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen for the purpose of managing its currency exposure associated with its 10 billion Japanese Yen term loan.  Bunge has accounted for these cross-currency interest rate swap agreements as fair value hedges.  The cross-currency interest rate swap matured on October 6, 2011 along with the Japanese Yen term loan.

The following table summarizes Bunge’s outstanding cross-currency interest rate swap agreements.

	September 30, 2011
	Notional Amount	Notional Amount
(US$ in millions)	of Hedged Obligation	of Derivative (1)
U.S. dollar/Yen cross-currency interest rate swaps	$130	$130

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2011
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(3,764,351)	—	—	Metric Tons
Options	(100,220)	—	—	Metric Tons
Forwards	—	(29,715,463)	29,358,492	Metric Tons
Swaps	—	(5,601,867)	19,051	Metric Tons

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

The table below summarizes the open ocean freight positions.

	September 30, 2011
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(2,408)	(92)	—	Hire Days
FFA Options	(248)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	September 30, 2011
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	(4,106,053)	—	—	MMBtus
Swaps	—	—	1,449,384	MMBtus
Options	6,996,677	—	—	MMBtus
Energy—Other
Futures	193,451	—	—	Metric Tons
Forwards	(68,000)	(386,232)	9,150,367	Metric Tons
Swaps	—	(60,496)	49,632	Metric Tons
Options	93,754	(238,930)	153,024	Metric Tons

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

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2011	2010
Designated Derivative Contracts:
Interest Rate (1)	Interest income/Interest expense	$—	$—
Foreign Exchange (2)	Foreign exchange gains (losses)	—	—
Commodities (3)	Cost of goods sold	—	—
Freight (3)	Cost of goods sold	—	—
Energy (3)	Cost of goods sold	—	—
Total		$—	$—
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$1	$8
Interest Rate	Other income (expenses)—net	—	1
Foreign Exchange	Foreign exchange gains (losses)	(31)	23
Foreign Exchange	Cost of goods sold	(26)	14
Commodities	Cost of goods sold	(67)	261
Freight	Cost of goods sold	117	(36)
Energy	Cost of goods sold	(2)	(9)
Total		$(8)	$262

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

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges in the condensed consolidated statement of income for the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2011
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from		Gain or (Loss)
		Recognized in	Accumulated OCI into		Recognized in Income
	Notional	Accumulated	Income (1)		on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)
Cash Flow Hedges:
Foreign Exchange (4)	$450	$(16)	Cost of goods sold	$—	Cost of goods sold	$—
Commodities	—	11	Cost of goods sold	14	Cost of goods sold	5
Total	$450	$(5)		$14		$5
Net Investment Hedges:(5)
Foreign Exchange	$289	$27	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$289	$27		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2011, Bunge expects to reclassify into income in the next 12 months approximately $2 million of after tax gains related to its agricultural commodities cash flow hedges and ($2) million after tax losses related to its foreign exchange cash flow and net investment hedges.

(2)             The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)             The amount of gain recognized in income is $5 million as of September 30, 2011, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)             The changes in the market value of such futures contracts have historically been, and are expected to continue to be highly effective at offsetting changes in price movements of the hedged items.  The forward exchange forward contracts mature at various dates in 2011 and 2012.

(5)             Bunge pays Euros and receives U.S. dollars, offsetting the translation adjustment of its net investment in Euro assets.  The swaps mature in 2012.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2010
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from		Gain or (Loss)
		Recognized in	Accumulated OCI into		Recognized in Income
	Notional	Accumulated	Income (1)		on Derivative (2)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (3)
Cash Flow Hedges:
Foreign Exchange (4)	$660	$2	Cost of goods sold	$1	Cost of goods sold	$5
Commodities (5)	94	19	Cost of goods sold	11	Cost of goods sold	3
Total	$754	$21		$12		$8
Net Investment Hedges:(6)
Foreign Exchange	$—	$17	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$—	$17		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2010, Bunge expected to reclassify into income in the next 12 months approximately $1 million, $7 million and zero of after tax gains related to its foreign exchange, agricultural commodities and net investment cash flow hedges, respectively.

(2)             The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)             The amount of loss recognized in income is $3 million, which relates to the ineffective portion of the hedging relationships and $5 million, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)             The foreign exchange forward contracts mature at various dates in 2010 and 2011.

(5)             The changes in the market value of such futures contracts have historically been, and are expected to continue to be highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2010 and 2011.

(6)             Bunge pays Brazilian reais and receives U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reais assets.  The swaps matured at various dates during 2010. In July 2010, Bunge de-designated the net investment hedge. Gains or losses due to changes in exchange rates on the de-designated swaps are recorded in the condensed consolidated statements of income going forward.

13.                               TRADE RECEIVABLES SECURITIZATION PROGRAM

In January 2010, Bunge adopted a FASB issued standard that resulted in amounts outstanding under its then existing securitization programs being accounted for as secured borrowings and reflected as short-term debt on its condensed consolidated balance sheet.  As a result of this change in accounting standards, Bunge significantly reduced its utilization of these programs and either terminated or allowed them to expire during 2010.

On June 1, 2011, Bunge and certain of its subsidiaries entered into a trade receivables securitization program (the “Program”) with a financial institution as administrative agent and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding up to U.S. $700 million against receivables sold into the program.  The securitization program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.  In connection with the securitization program, certain of Bunge’s U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity,

Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands.  BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement.  In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (a deferred purchase price), which is expected to be generally between 10 and 15 percent of the aggregate amount of receivables sold through the program.

Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.  The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies and country and obligor concentration limits.  BSBV purchases trade receivables from the originating Bunge subsidiaries using (i) proceeds from the sale of receivables to the administrative agent, (ii) collections of the deferred purchase price and (iii) borrowings from BFBV under a revolving subordinated loan facility.

As of September 30, 2011, $716 million of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheet.  Proceeds received in cash related to these transfers, including collection of the deferred purchase price and subordinated loan activity, totaled $3,755 million for the nine months ended September 30, 2011.  Cash collections from customers on receivables previously sold were $3,014 million for the nine months ended September 30, 2011.   As this is a revolving facility, cash collections from customers are reinvested in new receivable sales. Gross receivables sold under the program were approximately $2,915 million and $3,755 million for the three and nine months ended September 30, 2011, respectively.  These sales resulted in a discount of $2 million for both the three and nine months ended September 30, 2011. Servicing fees under the program were not significant.

Bunge’s risk of loss following the sales of accounts receivable is limited to the deferred purchase price outstanding, which is recorded at fair value and was $155 million at September 30, 2011.  The deferred purchase price is repaid in cash as receivables are collected, generally within 30 days.   Delinquencies and credit losses on accounts receivable sold under the program in 2011 were insignificant.  Because the cash received up front and the deferred purchase price related to the sale or ultimate collection of the underlying receivables are not subject to significant risks other than credit risk, given their short term nature, we reflect all cash flows under the securitization program as operating cash flows in our condensed consolidated statement of cash flows for the nine months ended September 30, 2011.  Changes in the fair value of the deferred purchase price were not significant and are reported as investing activities in Bunge’s condensed consolidated statement of cash flows for the nine months ended September 30, 2011.

14.  DEBT

In March 2011, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes, which bear interest at 4.10% per year.  The senior notes will mature on March 15, 2016. The senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011.  Bunge used the net proceeds from this offering of approximately $496 million, after deducting underwriters’ commissions and offering expenses, for general corporate purposes, including working capital.

In March 2011, Bunge entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million three-year and $600 million 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  There were $400 million of borrowings outstanding under this credit agreement at September 30, 2011.

Bunge had $475 million of term loans that matured and were repaid in August 2011.

In July 2010, Bunge redeemed certain senior notes and repaid certain term loans and subsidiary long-term debt with an aggregate principal amount of $827 million.  These transactions resulted in a loss on extinguishment of debt of approximately $90 million, related to make-whole payments which was included in the condensed consolidated statements of income for the three and nine months ending September 30, 2010.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(US$ in millions)	Value	Fair Value	Value	Fair Value
Long-term debt, including current portion	$3,610	$3,906	$3,163	$3,407

15.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $227 million and $136 million for the three months ended September 30, 2011 and 2010, respectively, and $640 million and $408 million for the nine months ended September 30, 2011 and 2010, respectively.  Bunge also sold soybean commodity products and other commodity products to certain of these joint ventures, which totaled $131 million and $115 million for the three months ended September 30, 2011 and 2010, respectively, and $331 million and $344 million for the nine months ended September 30, 2011 and 2010, respectively.  Bunge believes these transactions are recorded at values similar to those with third parties.

16.                              EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$3	$3	$1	$—
Interest cost	6	6	1	2
Expected return on plan assets	(6)	(6)	(2)	(1)
Amortization of prior service cost	––	—	—	—
Amortization of net loss (gain)	2	2	1	—
Net periodic benefit cost	$5	$5	$1	$1

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$11	$10	$5	$2
Interest cost	19	18	4	22
Expected return on plan assets	(19)	(18)	(5)	(24)
Amortization of prior service cost	1	1	—	—
Amortization of net loss (gain)	4	4	1	—
Net periodic benefit cost	$16	$15	$5	$—

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$—	$—	$––	$—
Interest cost	—	—	3	2
Amortization of prior service cost	—	—	––	—
Amortization of net loss (gain)	—	—	––	—
Net periodic benefit cost	$—	$—	$3	$2

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Service cost	$—	$—	$1	$1
Interest cost	––	1	8	8
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss (gain)	—	—	1	1
Net periodic benefit cost	$––	$1	$9	$9

In the nine months ended September 30, 2011, Bunge made contributions of approximately $18 million and $15 million to its U.S. and foreign defined benefit pension plans, respectively.  In the nine months ended September 30, 2010, Bunge made contributions totalling approximately $1 million and $11 million to its U.S. and foreign defined benefit pension plans, respectively.

In the nine months ended September 30, 2011, Bunge made contributions of approximately $1 million and $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.  In the nine months ended September 30, 2010, Bunge made contributions totalling approximately $2 million and $6 million to its U.S. and to its foreign postretirement benefit plans, respectively.

17.                               COMMITMENTS AND CONTINGENCIES

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

	September 30,	December 31,
(US$ in millions)	2011	2010
Tax claims (1)	$75	$127
Labor claims	74	78
Civil and other claims (1)	73	114
Total	$222	$319

(1)             Pursuant to the terms of the 2009 Brazilian amnesty program to settle tax and other financial claims with the Brazilian government, certain of the tax and civil and other claims were settled during the nine months ended September 30, 2011.

Tax Claims — The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, including primarily value-added tax claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.  Bunge is currently monitoring the Brazilian federal and state government’s responses to recent Brazilian supreme court decisions invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the supreme court decisions, it has received certain similar tax incentives and benefits.  Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of U.S. GAAP, no liability has been recorded in the consolidated financial statements.

The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, Bunge received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge locations and those of several other grain exporters with respect to allegations of evasion of liability for value added taxes. Bunge believes that the allegations and claims are without merit, however, these matters are at a preliminary stage and therefore Bunge is, at this time, unable to predict their outcome.

Labor Claims — The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and Other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2011:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$61
Unconsolidated affiliates financing (2)	52
Total	$113

(1)             Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2011, Bunge had approximately $51 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $9 million at September 30, 2011.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings, which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At September 30, 2011, Bunge’s recorded obligation related to these guarantees was $12 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2011, debt with a carrying amount of $4,087 million related to these guarantees is included in Bunge’s condensed consolidated balance sheet.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

18.                               EQUITY

Share Repurchase Program — On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2011.  In 2011, Bunge repurchased 1,933,286 common shares for $120 million through September 30, 2011. Bunge repurchased 6,714,573 common shares for $354 million from inception of the program through December 31, 2010 bringing repurchases under the program through September 30, 2011 to 8,647,859 shares for $474 million.

Accumulated Other Comprehensive Income (Loss) attributable to Bunge — The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment(1)	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2010	$670	$(2)	$(83)	$(2)	$583
Other comprehensive income (loss), net of tax	(980)	(15)	(2)	(5)	(1,002)
Balance, September 30, 2011	$(310)	$(17)	$(85)	$(7)	$(419)

(1)             Bunge has significant operating subsidiaries in Brazil, Argentina and Europe. The functional currency of Bunge’s subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign exchange translation gains (losses) are recorded in the condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss).

19.                               TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

In July 2011, Bunge acquired the remaining 40% interest in a Brazilian sugarcane milling entity that it did not already own, resulting in Bunge owning 100% of this entity. Total consideration paid was $31 million, comprised of $6 million paid at closing, $13 million to be paid within 12 months of closing and $12 million related to the negative noncontrolling equity in the investment.

In July 2011, Bunge redeemed shares held by certain third party investors in a private investment fund consolidated by Bunge. The shares were valued at $7 million and represented 22% of the outstanding shares of the fund and 100% of the ownership interest of these investments in the fund. Additionally, the investors received $3 million of dividends representing their share of the cumulative earnings of the fund. This transaction resulted in Bunge’s ownership interest in the fund increasing from 39% at December 31, 2010 to 49% at September 30, 2011. Additionally, during 2010, certain third party investors redeemed their shares in this private investment fund. The shares were valued at $9 million and represented 30% of the outstanding shares of the fund and 100% of the ownership interest in these investments in the fund. Additionally, the investors received $4 million of dividends representing their share of the cumulative earnings of the fund. This resulted in Bunge’s ownership interest in the fund increasing from 31% at December 31, 2009 to 39% at December 31, 2010.

In April 2011, Bunge entered into a joint venture in an agricultural commodity trading and merchandising company, which operates in Central America. Bunge has a 70% controlling interest in the joint venture, which it consolidates.  In the second quarter of 2011, the 30% noncontrolling interest holder made a $6 million capital contribution to this joint venture.  Bunge made a proportionate capital contribution of $14 million, which resulted in no ownership change.

In March 2011, Bunge sold a 10% interest in a consolidated subsidiary that owns and operates a newly constructed oilseed processing facility in Vietnam for $3 million to a third party.  As a result of this transaction, Bunge has a 90% interest in this subsidiary.

Bunge has an 80% controlling interest in a sugarcane mill in Brazil, which it consolidates.  In March 2011, the 20% noncontrolling interest holder and Bunge each made proportionate capital contributions, which resulted in no ownership percentage change. The contribution from the noncontrolling interest holder was $32 million.

Bunge has a 51% controlling interest in a joint venture that is developing a grain terminal in Longview, Washington, U.S., which it consolidates.  In the first nine months of 2011, Bunge and the noncontrolling interest holders, which has a 49% interest, made proportionate capital contributions to this joint venture, resulting in no ownership percentage change. The contribution from the noncontrolling interest holders was $23 million.

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

On May 27, 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its direct and indirect 54% ownership interest in the voting common shares and 36% interest in the nonvoting preferred shares of Fosfertil (representing Bunge’s right to approximately 42% of the earnings of Fosfertil, see Note 4). Prior to this date, Fosfertil was a consolidated subsidiary of Bunge.  Effective as of the date of sale and as a result of this transaction, Bunge deconsolidated Fosfertil and derecognized $588 million of noncontrolling interests, which represented approximately 58% of noncontrolling interest in earnings of Fosfertil.

20.          EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards and convertible preference shares during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities, if dilutive.  The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.  In addition, Bunge accounts for the effects of convertible securities and convertible notes, using the if-converted method.  Under this method, the convertible securities and convertible notes are assumed to be converted and the related dividend or interest expense, net of tax, is added back to earnings, if dilutive.

At September 30, 2010, Bunge had 862,455 mandatory convertible preference shares outstanding with a liquidation preference of $1,000 per share.  On the mandatory conversion date of December 1, 2010, Bunge used 6,714,573 repurchased common shares and issued an additional 1,702,642 common shares to satisfy the conversion of the mandatory convertible preference shares.

Bunge had 6,900,000 convertible perpetual preference shares outstanding at September 30, 2011.  Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder’s option, into approximately 1.0938 Bunge Limited common shares based on a conversion price of $91.4262 per convertible preference share (which represents 7,547,220 Bunge Limited common shares as of September 30, 2011, subject in each case to certain anti-dilution specified adjustments).

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2011	2010	2011	2010
Net income attributable to Bunge	$140	$212	$688	$2,053
Convertible preference share dividends	(8)	(19)	(25)	(58)
Net income available to Bunge common shareholders	$132	$193	$663	$1,995
Weighted-average number of common shares outstanding:
Basic	146,684,583	139,600,641	146,935,716	141,247,100
Effect of dilutive shares:
–Stock options and awards	947,140	877,885	1,108,797	959,061
–Convertible preference shares	—	7,514,790	7,547,220	14,622,799
Diluted (1)	147,631,723	147,993,316	155,591,733	156,828,960
Earnings per common share:
Basic	$0.90	$1.38	$4.51	$14.12
Diluted	$0.89	$1.36	$4.42	$13.09

(1)

Approximately 2.8 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2011, respectively. Approximately 7.5 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended September 30, 2011.

Approximately 3.5 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2010, respectively. Approximately 7.1 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended September 30, 2010.

21.          SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods.  The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin.  The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils.  The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn.  Following the completion of the sale of Bunge’s Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its fertilizer distribution business in Brazil as well as its operations in Argentina and the United States (see Note 4).  Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

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

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
September 30, 2011	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$10,025	$1,731	$2,337	$525	$998	$—	$15,616
Inter–segment revenues	1,227	—	17	—	15	(1,259)	—
Gross profit	462	19	107	56	62	—	706
Foreign exchange gains (losses)	(113)	(20)	1	—	5	—	(127)
Equity in earnings of affiliates	1	(1)	—	2	(1)	—	1
Noncontrolling interest (1)	10	(2)	(1)	—	—	—	7
Other income (expense) – net	1	—	5	(1)	(7)	—	(2)
Segment EBIT (2)	159	(43)	28	24	23	—	191
Depreciation, depletion and amortization	(52)	(55)	(26)	(6)	(12)	—	(151)
Total assets	14,928	4,022	2,303	704	2,618	326	24,901

Three Months Ended
September 30, 2010
Net sales to external customers	$7,783	$1,153	$1,664	$407	$655	$—	$11,662
Inter–segment revenues	954	—	36	—	44	(1,034)	—
Gross profit	442	63	106	58	43	—	712
Foreign exchange gains (losses)	62	6	2	(1)	8	—	77
Equity in earnings of affiliates	5	(4)	—	1	6	—	8
Noncontrolling interest (1)	(6)	—	1	—	—	11	6
Other income (expense) – net	(5)	—	(6)	6	—	—	(5)
Segment EBIT (1) (2) (3)	313	34	30	39	14	(90)	340
Depreciation, depletion and amortization	(44)	(33)	(18)	(7)	(9)	—	(111)
Total assets	13,726	4,393	2,007	693	2,196	86	23,101

(US$ in millions)

			Edible
Nine Months Ended		Sugar and	Oil	Milling
September 30, 2011	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$27,800	$4,212	$6,553	$1,516	$2,217	$—	$42,298
Inter–segment revenues	3,685	—	53	49	37	(3,824)	—
Gross profit	1,283	98	335	167	109	—	1,992
Foreign exchange gains (losses)	(10)	3	—	—	(1)	—	(8)
Equity in earnings of affiliates	36	(1)	—	4	3	—	42
Noncontrolling interest (1)	(2)	(4)	(5)	—	—	19	8
Other income (expense) – net	(5)	2	3	(2)	(11)	—	(13)
Segment EBIT (2)	731	(23)	92	79	2	—	881
Depreciation, depletion and amortization	(149)	(129)	(67)	(20)	(33)	—	(398)
Total assets	14,928	4,022	2,303	704	2,618	326	24,901

Nine Months Ended
September 30, 2010
Net sales to external customers	$21,834	$3,141	$4,815	$1,196	$1,995	$—	$32,981
Inter–segment revenues	2,753	18	79	41	71	(2,962)	—
Gross profit	1,041	131	291	126	93	—	1,682
Foreign exchange gains (losses)	(15)	13	(2)	(1)	(17)	—	(22)
Equity in earnings of affiliates	12	(6)	—	2	9	—	17
Noncontrolling interest (1)	(21)	6	(3)	—	(35)	33	(20)
Other income (expense) – net	(1)	(5)	(5)	6	(3)	—	(8)
Segment EBIT (1) (2) (3)	463	43	35	53	2,343	(90)	2,847
Depreciation, depletion and amortization	(135)	(79)	(58)	(21)	(33)	—	(326)
Total assets	13,726	4,393	2,007	693	2,196	86	23,101

(1)             Includes the noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.  In addition, included in unallocated for the three and nine months ended September 30, 2010, is $90 million loss on extinguishment of debt (see Note 14).

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Reconciliation of total segment earnings before interest and tax:
Total segment EBIT	$191	$340	$881	$2,847
Interest income	28	20	72	62
Interest expense	(80)	(62)	(222)	(241)
Income tax (expense) benefit	1	(97)	(62)	(648)
Noncontrolling interest share of interest and tax	—	11	19	33
Net income attributable to Bunge	$140	$212	$688	$2,053

22.          SUBSEQUENT EVENTS

On November 3, 2011, Bunge announced its agreement with Aceitera General Deheza to form a 50/50 joint venture, ProMaiz,S.A. for the purpose of constructing and operating a corn wet milling plant in Argentina for production of ethanol and by-products.  Bunge’s share of the total investment is expected to be approximately $100 million. The project will commence immediately and will be carried out in stages. In stage one, corn dry milling volume is expected to reach 1,000 tons per day by the first quarter of 2013. In stage two, processing capacity is expected to reach 1,400 tons per day, with the wet milling and refining processes for corn by-products operating at full speed by the first quarter of 2014. Additionally, the plant is expected to produce 140,000 cubic meters of ethanol and 100,000 tons of vegetable protein for animal feed in addition to gluten feed, gluten meal, corn syrup and starch for the food industry.

On November 1, 2011, Bunge announced its agreement to acquire a 35% ownership interest in PT Bumiraya Investindo (“BRI”), the Indonesian palm plantation subsidiary of PT Tiga Pilar Sejahtera Food Tbk (“TPS Food”), for approximately $43 million.  The transaction is subject to the approval of TPS Food’s shareholders and regulatory approval in Indonesia.

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

Third Quarter 2011 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview —

Agribusiness — Agribusiness segment results for the third quarter of 2011 were lower than the particularly strong third quarter of 2010 as lower margins in our grain merchandising operations more than offset a slight improvement in our oilseed processing operations, primarily in South America.  In North America and Europe, which were at the end of their old crop season, oilseed processing results were negatively impacted by a combination of tight raw material supplies and lackluster meal demand.  Compared with the same period last year, risk management did not perform as well in a volatile period.  Total agribusiness volumes improved over the same period last year driven by grain origination and oilseed processing in Brazil, increased exports from Russia as export restrictions related to the Eastern European drought in the last half of 2010 were lifted and the addition of two new oilseed processing facilities in Asia. The third quarter of 2010 included impairment charges of $22 million related to the write-down of a European oilseed processing and refining facility.

Sugar and Bioenergy — Sugar and Bioenergy segment results for the third quarter of 2011 declined compared to the third quarter of 2010 driven by lower milling volumes and yields due to adverse weather conditions in Brazil as well as $29 million of unrealized foreign exchange losses from the impact of the devaluation of the Brazilian real on foreign exchange derivatives contracts hedging U.S. dollar denominated forward sales of sugar.  In addition, our merchandising business reported a loss for the third quarter of 2011.

Edible oil products — Edible oil products segment results for the third quarter of 2011 declined slightly when compared to the third quarter of 2010.  Margins were lower in our edible oils and margarine businesses in Brazil and Europe due to aggressive competition and also, in the case of Europe, the impact of tight raw material supplies resulting from the drought in Europe in the second half of 2010.  Improved results in North America partially offset these declines.  Results in the third quarter of 2011 included a gain of $6 million on the sale of an idled facility in Canada.  Results in the third quarter of 2010 included $27 million of impairment charges related to the write-down of an oilseed processing and refining facility and closure of another edible oils facility, both in Europe.

Milling products — Milling products segment results for the third quarter of 2011 declined when compared to the same period last year as improved results in corn milling were more than offset by lower results in wheat milling primarily due to higher raw material costs and lower volumes.  The third quarter of 2010 included a gain of $6 million related to the sale of an idled wheat milling facility in Brazil.

Fertilizer — Fertilizer segment results for the third quarter 2011 improved when compared to the third quarter of 2010 driven by improved margins and volumes in South America reflecting strong farmer demand and improvements in our Brazilian operations.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except volumes)	2011	2010	2011	2010
Volumes (in thousands of metric tons):
Agribusiness	31,142	28,466	84,643	82,801
Sugar and Bioenergy	2,372	1,651	6,072	6,202
Edible oil products	1,535	1,495	4,398	4,427
Milling products	1,113	1,172	3,494	3,564
Fertilizer	1,873	1,768	4,239	6,032
Total	38,035	34,552	102,846	103,026

Net sales:
Agribusiness	$10,025	$7,783	$27,800	$21,834
Sugar and Bioenergy	1,731	1,153	4,212	3,141
Edible oil products	2,337	1,664	6,553	4,815
Milling products	525	407	1,516	1,196
Fertilizer	998	655	2,217	1,995
Total	$15,616	$11,662	$42,298	$32,981

Cost of goods sold:
Agribusiness	$(9,563)	$(7,341)	$(26,517)	$(20,793)
Sugar and Bioenergy	(1,712)	(1,090)	(4,114)	(3,010)
Edible oil products	(2,230)	(1,558)	(6,218)	(4,524)
Milling products	(469)	(349)	(1,349)	(1,070)
Fertilizer	(936)	(612)	(2,108)	(1,902)
Total	$(14,910)	$(10,950)	$(40,306)	$(31,299)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Gross profit:
Agribusiness	$462	$442	$1,283	$1,041
Sugar and Bioenergy	19	63	98	131
Edible oil products	107	106	335	291
Milling products	56	58	167	126
Fertilizer	62	43	109	93
Total	$706	$712	$1,992	$1,682

Selling, general and administrative expenses:
Agribusiness	$(202)	$(185)	$(571)	$(553)
Sugar and Bioenergy	(39)	(31)	(121)	(96)
Edible oil products	(84)	(73)	(241)	(246)
Milling products	(33)	(25)	(90)	(80)
Fertilizer	(36)	(43)	(98)	(144)
Total	$(394)	$(357)	$(1,121)	$(1,119)

Gain on sale of fertilizer nutrients assets	$—	$—	$—	$2,440

Foreign exchange gains (losses):
Agribusiness	$(113)	$62	$(10)	$(15)
Sugar and Bioenergy	(20)	6	3	13
Edible oil products	1	2	—	(2)
Milling products	—	(1)	—	(1)
Fertilizer	5	8	(1)	(17)
Total	$(127)	$77	$(8)	$(22)

Equity in earnings of affiliates:
Agribusiness	$1	$5	$36	$12
Sugar and Bioenergy	(1)	(4)	(1)	(6)
Edible oil products	—	—	—	—
Milling products	2	1	4	2
Fertilizer	(1)	6	3	9
Total	$1	$8	$42	$17

Noncontrolling interest:
Agribusiness	$10	$(6)	$(2)	$(21)
Sugar and Bioenergy	(2)	—	(4)	6
Edible oil products	(1)	1	(5)	(3)
Milling products	—	—	—	—
Fertilizer	—	—	—	(35)
Total	$7	$(5)	$(11)	$(53)

Other income (expense):
Agribusiness	$1	$(5)	$(5)	$(1)
Sugar and Bioenergy	—	—	2	(5)
Edible oil products	5	(6)	3	(5)
Milling products	(1)	6	(2)	6
Fertilizer	(7)	—	(11)	(3)
Total	$(2)	$(5)	$(13)	$(8)

Loss on extinguishment of debt:
Unallocated	$—	$(90)	$—	$(90)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Segment earnings before interest and tax:
Agribusiness	$159	$313	$731	$463
Sugar and Bioenergy	(43)	34	(23)	43
Edible oil products	28	30	92	35
Milling products	24	39	79	53
Fertilizer	23	14	2	2,343
Unallocated	—	(90)	—	(90)
Total (1)	$191	$340	$881	$2,847

Depreciation, depletion and amortization:
Agribusiness	$(52)	$(44)	$(149)	$(135)
Sugar and Bioenergy	(55)	(33)	(129)	(79)
Edible oil products	(26)	(18)	(67)	(58)
Milling products	(6)	(7)	(20)	(21)
Fertilizer	(12)	(9)	(33)	(33)
Total	$(151)	$(111)	$(398)	$(326)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2011	2010	2011	2010
Total segment EBIT	$191	$340	$881	$2,847
Interest income	28	20	72	62
Interest expense	(80)	(62)	(222)	(241)
Income tax (expense) benefit	1	(97)	(62)	(648)
Noncontrolling share of interest and tax	—	11	19	33
Net income attributable to Bunge	$140	$212	$688	$2,053

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Agribusiness Segment.  Agribusiness segment net sales increased by 29% compared to the third quarter of 2010 due primarily to higher average selling prices for major agricultural commodities, including corn and wheat as well as higher volumes.  These increased prices were attributable to strong global demand for these commodities and related products combined with tight global supplies resulting from the severe drought in Eastern Europe in the second half of 2010.  Volumes in the third quarter of 2011 were 9% higher when compared to the same period in 2010 primarily due to strong grain origination and oilseed processing volumes in Brazil and distribution volumes in Europe as export restrictions put in place as a result of the 2010 drought were lifted.  Oilseed processing volumes also improved in Asia as a result of the expansion of our operations when compared to last year.

Cost of goods sold increased 30% primarily due to the increase in average market prices for agricultural commodity raw materials and the expansion of our business in Asia.  Cost of goods sold was also favorably impacted by the effect of the weaker Brazilian real on the mark-to-market valuation of readily marketable commodity inventories in Brazil at market prices linked to the U.S. dollar.  The Brazilian real depreciated during the third quarter of 2011, while it appreciated in the same period of 2010.

Gross profit increased 5% to $462 million in the third quarter of 2011 compared to $442 million in the comparable period of 2010.  Strong oilseed processing margins in South America and the favorable impact of the devaluation of the Brazilian real on the quarter end mark-to-market valuation of readily marketable inventories in

Brazil were substantially offset by lower oilseed processing margins in North America, lower margins in our merchandising business and risk management which did not perform as well in the third quarter of 2011 as it did in the same period of 2010.

SG&A expenses increased 9% when compared to the same period of 2010 due to the expansion of our oilseed processing operations in Asia and the negative impact of a stronger average Brazilian real during the 2011 period compared to last year.  The third quarter of 2010 included approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations.

Foreign exchange losses were $113 million in the third quarter of 2011 compared to gains of $62 million in the third quarter of 2010 and related primarily to the weakening of global currencies, primarily the Brazilian real, relative to the U.S. dollar during the third quarter of 2011.  Foreign exchange results for both periods were substantially offset by mark-to-market adjustments on dollar-linked commodity inventories, which are included in cost of goods sold.

Equity in earnings of affiliates was $1 million in the third quarter of 2011 compared to $5 million in the same quarter of 2010.

Noncontrolling interest was $10 million in the third quarter of 2011 compared to $(6) million in the third quarter of 2010 and represents the noncontrolling interest share of period (income) loss.  The loss in the third quarter of 2011 was driven by losses in our Asian operations.

Segment EBIT decreased by $154 million to $159 million in the third quarter of 2011 from $313 million in the third quarter of 2010 due primarily to lower risk management performance and higher SG&A expenses.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 50% when compared to the third quarter of 2010 primarily due to higher sugar and ethanol prices and the operation of all eight of our sugarcane mills, some of which were still in process of construction/expansion in the same quarter of 2010.  Volumes increased 44% driven by higher volumes in our sugar merchandising business.

Cost of goods sold increased 57% when compared to the third quarter of 2010 primarily due to higher sugarcane prices and the impact of the operation of all of our sugarcane mills during the third quarter of 2011.

Gross profit was $19 million in the third quarter of 2011 compared to $63 million in the third quarter of 2010.  Lower margins in our merchandising business more than offset improved margins in our industrial business.

SG&A expenses increased to $39 million in the third quarter of 2011 from $31 million in the comparable period of 2010 primarily due to the continued growth of our business.   The stronger average Brazilian real also resulted in increased expenses when translated into U.S. dollars.

Foreign exchange losses in the third quarter of 2011 were $20 million compared to gains of $6 million in the third quarter of 2010 and were driven primarily by $29 million of unrealized foreign exchange losses resulting from the impact of the devaluation of the Brazilian real on foreign exchange derivatives contracts hedging U.S. dollar denominated forward sales of sugar.

Equity in earnings of affiliates was a loss of $1 million in the third quarter of 2011 compared to a loss of $4 million in the same quarter of 2010 due to improved results from our North American bioenergy investments.

Noncontrolling interest was $2 million in the third quarter of 2011 and zero in the same quarter of 2010 and represents the noncontrolling interest share of period income from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT decreased by $77 million to a loss of $43 million in the third quarter of 2011 from income of $34 million in the third quarter of 2010 driven by the factors described above.

Edible Oil Products Segment.  Edible oil products segment net sales increased 40% in the third quarter of 2011 compared to the third quarter of 2010, driven by higher average selling prices for edible oil products and a volume increase of 3% from the same period last year, primarily in Brazil.

Cost of goods sold increased 43% primarily due to an increase in raw material costs relative to the same period last year resulting from higher commodity prices.  The third quarter of 2010 included impairment charges of approximately $27 million.

Gross profit increased 1% when compared to the third quarter of 2010 primarily due to strong margins in North America.  The improvements in profitability in North America were largely offset by lower margins in Brazil and Europe as the impacts of higher raw material costs and aggressive pricing from competitors more than offset increases in selling prices and higher volumes.

SG&A expenses in the third quarter of 2011 increased to $84 million compared to $73 million in the same period of 2010 primarily as a result of the foreign exchange translation of functional currency expenses into U.S. dollars.

Foreign exchange results in the third quarter of 2011 were $1 million compared to $2 million for the same period in 2010.

Noncontrolling interest in the third quarter of 2011 was $(1) million compared to $1 million in the same quarter of 2010 representing the noncontrolling interest share of period (income) loss in our European operations.

Other income/expense was income of $5 million in the third quarter of 2011 compared to expense of $6 million in the comparable period of 2010.  The third quarter of 2011 included a $6 million gain related to the sale of an idled facility in Canada.

Segment EBIT decreased to $28 million in the third quarter of 2011 compared to $30 million in the third quarter of 2010 primarily as a result of the increase in SG&A expenses.  The third quarter of 2010 included impairment charges of $27 million.

Milling Products Segment.  Milling products segment net sales increased 29% primarily due to higher average selling prices in both wheat and corn milling as pricing reflected higher average global agricultural commodity prices during the third quarter of 2011.  Volumes declined 5% driven by lower volumes in both corn and wheat milling.

Cost of goods sold increased 34% primarily as a result of higher raw material costs when compared to the third quarter of 2010, particularly in wheat milling where much of our inventory in 2010 was purchased prior to the rise in global wheat prices.

Gross profit decreased by 3% compared with the third quarter of 2010 primarily due to higher average raw material costs in wheat milling which were partially offset by improved margins in corn milling.

SG&A expenses increased $8 million during the third quarter of 2011 when compared to the third quarter of 2010 primarily due to higher selling expenses in Brazil and the unfavorable impact of the stronger average Brazilian real on the translation of functional currency expenses into U.S. dollars.

Other income/expense was an expense of $1 million in the third quarter of 2011 compared to income of $6 million in the comparable period of 2010.  The third quarter of 2010 included a $6 million gain related to the sale of an idled wheat milling facility.

Segment EBIT decreased by $15 million to $24 million in the third quarter of 2011 from $39 million in the third quarter of 2010 primarily as a result of lower gross profit, primarily in wheat milling and higher SG&A expenses.  The third quarter of 2010 included a gain of $6 million related to the sale of an idled facility.

Fertilizer Segment.  Fertilizer segment net sales increased 52% for the third quarter of 2011 when compared to the third quarter of 2010 primarily due to rising international fertilizer prices.  Volumes increased 6% driven primarily by strong farmer demand in both Brazil and Argentina.

Cost of goods sold increased 53% primarily as a result of increased volumes and higher raw material costs compared to the third quarter of 2010 primarily related to higher international fertilizer prices.

Gross profit improved to $62 million in the third quarter of 2011 from $43 million in the comparable period of 2010.  The improvement in gross profit was primarily a result of improved margins in our Brazilian and Argentine operations.

SG&A declined by $7 million to $36 million in the third quarter of 2011 from $43 million in the comparable period of 2010 benefiting from our cost saving initiatives.

Foreign exchange gains were $5 million in the third quarter of 2011 compared to $8 million in the third quarter of 2010.

Equity in earnings of affiliates was a loss of $1 million in the third quarter of 2011 compared to income of $6 million in the third quarter of 2010 due to lower results in our Moroccan phosphate joint venture.

Segment EBIT increased $9 million to $23 million from $14 million in the third quarter of 2011 compared to the same period of 2010 primarily as a result of improved volumes and margins during the third quarter of 2011.

Loss on Extinguishment of Debt.  In the third quarter of 2010, we recorded an expense of approximately $90 million, primarily related to make-whole payments made in connection with the early repayment of approximately $827 million of debt.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2011	2010
Interest income	$28	$20
Interest expense	(80)	(62)

Interest income was $28 million and $20 million for the three months ended September 30, 2011 and 2010, respectively. Interest expense increased 29% when compared to the same period last year, as lower average borrowing costs were more than offset by higher working capital usage, primarily resulting from higher commodity prices.

Income Tax Expense.  In the quarter ended September 30, 2011, we recorded an income tax benefit of $1 million compared to income tax expense of $97 million in the quarter ended September 30, 2010.  The effective tax rate for the three months ended September 30, 2011 was (1)%, compared to 33% for the three months ended September 30, 2010 and reflects the cumulative impact of a decrease in our projected full year effective tax rate based on the forecasted geographic mix of earnings for 2011.  The significantly higher effective rate for the three months ended September 30, 2010 resulted from higher segment EBIT and the impact of foreign exchange gains of approximately $197 million related to permanently invested intercompany loans in Brazil.

Net Income Attributable to Bunge.  For the quarter ended September 30, 2011, net income attributable to Bunge was $140 million compared to net income of $212 million in the quarter ended September 30, 2010. This decrease was primarily the result of weaker results in our agribusiness and sugar and bioenergy businesses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Agribusiness Segment.  Agribusiness segment net sales increased by 27% for the nine months ended September 30, 2011, primarily due to an increase in average selling prices for agricultural commodities attributable to strong global demand for these commodities and tight global supplies that were pressured by a severe drought in Eastern Europe in the second half of 2010. Volumes increased 2% primarily as a result of higher distribution volumes, primarily in Europe which were partially offset by lower grain origination and crushing volumes, primarily in Europe.

Cost of goods sold in the nine months ended September 30, 2011 increased 28% compared to the same period of 2010, due primarily to higher average market prices for agricultural commodity raw materials and the unfavorable impact of the strengthening of global currencies relative to the U.S. dollar throughout most of the first nine months of 2011.  The nine months ended September 30, 2010 included impairment and restructuring costs of

$37 million which were primarily related to the write-down of an oilseed processing and refining facility in Europe and the closure of an older, less efficient oilseed processing facility in the United States.

Gross profit increased 23% driven by strong first half of 2011 grain origination margins and volumes, which benefited from a large South American harvest, and improved North American oilseed processing margins compared with a weak first half of 2010.  Also contributing to the results for the nine months ended September 30, 2011 were strong oilseed processing margins and volumes in South America during the third quarter and the favorable impact in that quarter of the devaluation of the Brazilian real on the mark-to-market valuation of readily marketable inventories in Brazil.

SG&A expenses were $571 million for the nine months ended September 30, 2011 compared to $553 million for the same period of 2010.  This increase is primarily related to the expansion of our oilseed processing operations in Asia and the unfavorable impact of a stronger average Brazilian real on the translation of functional currency costs into U.S. dollars.  Approximately $4 million of restructuring charges related to the consolidation of our Brazilian operations were included in SG&A for the nine months ended September 30, 2010.

Foreign exchange losses for the nine months ended September 30, 2011 were $10 million compared to losses of $15 million for the nine months ended September 30, 2010 related primarily to the volatility of many global currencies relative to the U.S. dollar during both periods.  Foreign exchange losses in both 2011 and 2010 were partially offset by inventory mark-to-market adjustments, which are included in cost of goods sold.

Equity in earnings of affiliates increased to income of $36 million in the nine months ended September 30, 2011 from $12 million in the comparable period of 2010 due to a gain of $37 million on the sale of our interest in a European oilseed processing facility joint venture.

Noncontrolling interest declined by $19 million to $2 million in the first nine months of 2011 compared to $21 million in the first nine months of 2010 and represents the noncontrolling interest share of period income.  The decline was primarily due to the noncontrolling interest share of losses in our Asian operations in the nine months ended September 30, 2011.

Segment EBIT increased by $268 million to $731 million in the nine months ended September 30, 2011 from $463 million in the nine months ended September 30, 2010 largely due to higher gross profit.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales increased 34% when compared to the first nine months of 2010 largely due to higher selling prices for sugar and ethanol.  Volumes decreased 2% primarily due to lower volumes in our sugar merchandising business.  This decline was partially offset by expansion of our industrial activities when compared to the same period of 2010.

Cost of goods sold increased 37% due to an increase in global sugar prices and the expansion of our industrial activities.  In addition, cost of goods sold for the first half of 2011 included approximately $20 million of charges related to counterparty valuation adjustments as certain millers that supply a portion of our sugar merchandising volumes were not able to meet commitments due to the impact of the 2010 drought in Brazil on sugarcane availablility.

Gross profit declined to $98 million in the nine months ended September 30, 2011 compared to $131 million in the comparable period of 2010 primarily as a result of losses in our sugar merchandising business during the nine months ended 2011 compared to profits in the same period of 2010.  The weak performance of our sugar merchandising business for the nine month period ended 2011 more than offset significantly improved margins from the same period last year in our industrial business, which benefitted from strong demand in global sugar and Brazil ethanol.

SG&A expenses increased to $121 million in the nine months ended September 30, 2011 from $96 million in the comparable period of 2010 primarily due to the expansion of our business and the impact of the stronger average Brazilian real during the first nine months of 2011.   SG&A expenses for the nine months ended September 30, 2010 included approximately $11 million of Moema acquisition-related expenses and $3 million of restructuring charges associated with the consolidation of our Brazilian operations.

Foreign exchange gains in the nine months ended September 30, 2011 were $3 million compared to $13 million for the comparable period of 2010 resulting primarily from continued volatility of the Brazilian real.

Equity in earnings of affiliates was a loss of $1 million in the nine months ended September 30, 2011 compared to a loss of $6 million in the same period of 2010 and represents improved results of our North American bioenergy investments.

Noncontrolling interest of $(4) million in the nine months ended September 30, 2011 and $6 million in the comparable period of 2010 was the noncontrolling interest share of period (income) loss at our non-wholly owned Brazilian sugarcane mills.

Segment EBIT for the nine months ended September 30, 2011 decreased by $66 million to a loss of $23 million from income of $43 million in the nine months ended September 30, 2010 primarily due to lower gross profit and higher SG&A as described above.

Edible Oil Products Segment.  Edible oil products segment net sales increased 36% in the nine months ended September 30, 2011 driven by higher selling prices for edible oil products. Volumes declined by 1%.

Cost of goods sold increased 37% due to higher raw material costs.  Cost of goods sold for the first nine months of 2010 included impairment and restructuring charges of approximately $30 million.

Gross profit increased 15% due to stronger margins for packaged oils, primarily in North America and Europe, resulting from improved pricing and a higher value product mix.

SG&A expenses declined 2% when compared to the first nine months of 2010 which included a provision of $12 million for expiring tax credits in Brazil and $2 million of restructuring charges related to the consolidation of our Brazilian operations.  SG&A for the nine months ended September 30, 2011 was also unfavorably impacted by the weaker average U.S. dollar on the translation of functional currency costs into U.S. dollars.

Foreign exchange results for the nine months ended September 30, 2011 and 2010 were zero and a loss of $2 million, respectively.

Noncontrolling interest of $5 million and $3 million, respectively, in the nine months ended September 30, 2011 and the comparable period of 2010 was the noncontrolling interest share of period income, primarily in our European operations.

Other income/expense was income of $3 million for the first nine months of 2011 compared to expense of $5 million in the comparable period of 2010.  The first nine months of 2011 include a $6 million gain related to the sale of an idled facility in Canada.

Segment EBIT increased to $92 million from $35 million in the comparable period of 2010 as a result of higher gross profit and lower SG&A expenses.

Milling Products Segment.  Milling products segment net sales increased 27% primarily due to higher average selling prices as global corn and wheat prices increased significantly compared to the same period of 2010.

Cost of goods sold increased 26% primarily due to the increase in raw material costs for both wheat and corn.

Gross profit increased by 33% for the nine months ended September 30, 2011, compared to the same period of 2010.  Wheat milling margins benefited from higher selling prices of wheat milling products and lower cost wheat inventories acquired prior to the price increases.  Corn milling gross profit benefited from strong milling production yields and good risk management.

SG&A expenses increased by $10 million to $90 million in the nine months ended September 30, 2011 compared to $80 million in the comparable period of 2010 primarily due to higher selling expenses in Brazil and the unfavorable impact of a stronger average Brazilian real on the translation of functional currency costs into U.S. dollars.  The nine months ended September 30, 2010 included $3 million of restructuring charges associated with the consolidation of our Brazilian operations.

Other income/expense was an expense of $2 million for the first nine months of 2011 compared to income of $6 million in the comparable period of 2010.  The first nine months of 2010 included a $6 million gain related to the sale of an idled facility in Brazil.

Segment EBIT increased $26 million to $79 million for the nine months ended September 30, 2011 from $53 million in the comparable period of 2010 primarily as a result of the significant increase in gross profit.

Fertilizer Segment.  Fertilizer segment net sales increased 11% during the nine months ended September 30, 2011 when compared to the comparable period of 2010 primarily as a result of higher international fertilizer prices.  Volumes declined 30% compared to volumes in the same period last year due primarily to the sale of the Brazilian fertilizer nutrients assets, including Fosfertil, in the second quarter of 2010.

Cost of goods sold increased 11% primarily due to higher raw material costs that more than offset lower volumes compared to the first nine months of 2010 which included activities associated with our Brazilian fertilizer nutrients assets that were sold in 2010.

Gross profit was $109 million in the nine months ended September 30, 2011 compared to $93 million in the comparable period of 2010 as a result of improved inventory management and a focus on product and customer rationalization as this business transitions to a distribution business following the 2010 sale of the fertilizer nutrients assets, which included phosphate mining activities.

SG&A decreased to $98 million in the nine months ended September 30, 2011 from $144 million in the comparable period of 2010 primarily as a result of the elimination of certain costs associated with the Brazilian nutrients assets, including Fosfertil, which we sold in the second quarter of 2010 as well as our cost savings initiatives.

Gain on sale of fertilizer nutrients assets was $2,440 million in the nine months ended September 30, 2010.  The disposal of our Brazilian nutrients assets including our investments in Fosfertil and Fosbrasil, a phosphoric acid joint venture, was completed during the second quarter of 2010.

Foreign exchange losses of $1 million in the nine months ended September 30, 2011 decreased from losses of $17 million for the nine months ended September 30, 2010, primarily as a result of lower U.S. dollar monetary liability positions funding working capital during 2011 when compared to 2010.

Equity in earnings of affiliates for the nine months ended September 30, 2011 was $3 million when compared to $9 million in the same period of 2010 due to lower results in our Moroccan phosphate joint venture.

Noncontrolling interest was zero in the nine months ended September 30, 2011. In 2010 noncontrolling interest was $35 million which was the noncontrolling interest share of period income at Fosfertil. Our entire investment in Fosfertil was included in the Brazilian nutrients assets sale in the second quarter of 2010.

Segment EBIT decreased to $2 million when compared to income of $2,343 million in the first nine months of 2010. This decrease was primarily the result of the impact of the $2,440 million gain on sale of the Brazilian fertilizer nutrients assets in the second quarter of 2010.

Loss on Extinguishment of Debt.  In the nine months ended September 30, 2010 we recorded an expense of approximately $90 million, primarily related to make-whole payments made in connection with the early repayment of approximately $827 million of debt.

Interest. A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2011	2010
Interest income	$72	$62
Interest expense	(222)	(241)

Interest income increased 16% primarily due to higher average interest bearing cash balances.  Interest expense decreased 8% when compared to the same period last year as lower average borrowing costs more than offset higher working capital usage, primarily resulting from higher commodity prices.

Income Tax Expense.  In the nine months ended September 30, 2011, we recorded an income tax expense of $62 million compared to income tax expense of $648 million in the nine months ended September 30, 2010.  The effective tax rate for the nine months ended

September 30, 2011 was 8%, compared to 24% for the nine months ended September 30, 2010.  Included in income tax expense and the effective tax rate for the nine months ended September 30, 2011, were approximately $21 million of discrete tax charges in the first quarter of 2011 related to certain non-deductible expenses and the provision of a valuation allowance for a subsidiary that management intends to liquidate as part of an internal reorganization.  The significantly higher income tax expense and effective tax rate for the nine months ended September 30, 2010 resulted from the $2,440 million gain from the Brazilian fertilizer nutrients assets sale that occurred in May 2010.

Net Income (Loss) Attributable to Bunge.  For the nine months ended September 30, 2011, net income attributable to Bunge was $688 million compared to $2,053 million in the nine months ended September 30, 2010, which included $1,901 million after tax gain on the sale of the Brazilian fertilizer nutrients assets in May 2010.

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

Our current ratio, which is a widely used measure of liquidity, defined as current assets divided by current liabilities was 1.76 and 1.58 at September 30, 2011 and December 31, 2010, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $1,055 million at September 30, 2011 and $578 million at December 31, 2010, an increase of $477 million due primarily to operating activities and preparation for the maturity of our Japanese Yen term loans on October 6, 2011.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories —Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,075 million and $4,540 million at September 30, 2011 and December 31, 2010, respectively.   Readily marketable sugar inventories in our sugar and bioenergy segment were $219 million and $86 million at September 30, 2011 and December 31, 2010, respectively.  Of these readily marketable sugar inventories, $151 million and $66 million were inventories carried at fair value at September 30, 2011 and December 31, 2010, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $176 million and $225 million at September 30, 2011 and December 31, 2010, respectively, were included in our edible oil products and milling products segments.

We recorded interest expense on debt financing readily marketable inventories of $84 million and $56 million in the nine months ended September 30, 2011 and 2010, respectively.  The increase reflects the significantly higher prices of agricultural commodities and commodity products in the first nine months of 2011 compared with the same period of 2010.

Financing Arrangements and Outstanding Indebtedness — We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently.  This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries.  Certain of Bunge Limited’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes.  Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities.  At September 30, 2011, we had $3,325 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,925 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		September 30,	September 30,	December 31,
Credit Facilities	Maturities	2011	2011	2010
		(US$ in millions)
Commercial Paper	2012	$575	$—	$—
Long-Term Revolving Credit Facilities (1)	2012-2014	2,750	400	—
Total		$3,325	$400	$—

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program  provided by lending institutions that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investors Service.  The liquidity facility, which matures in June 2012, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $575 million.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  No borrowings were outstanding under the commercial paper program at September 30, 2011 and December 31, 2010.

In March 2011, we entered into a syndicated, $1,750 million revolving credit agreement that matures on April 19, 2014.  The credit agreement replaced the then existing $632 million three-year and $600 million 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms on March 23, 2011.  Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin.  Facility financing fees of approximately $16 million were paid at inception of the credit agreement and are amortized to interest expense on a straight-line basis over the three-year term of the credit agreement.  There were $400 million of borrowings outstanding under this credit agreement at September 30, 2011.

The $575 million five-year liquidity facility for our commercial paper program and our $1 billion three-year syndicated revolving credit facility are scheduled to mature in June 2012.  We intend to replace these facilities prior to their maturity.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At September 30, 2011 and December 31, 2010, respectively, $1,075 million were outstanding under these uncommitted short-term credit lines for both periods.

Short- and Long-Term Debt.  Our short and long-term debt increased by $155 million at September 30, 2011 from December 31, 2010, primarily due to higher cash balances.

Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories. For the nine months ended September 30, 2011, our average short and long-term debt outstanding was $5,129 million, primarily due to higher commodity prices. The outstanding debt balance was $5,036 million at September 30, 2011 compared to $4,881 million at December 31, 2010. The following table summarizes our short-term debt activity at September 30, 2011:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End	Quarter (1)	Quarter (1)	Quarter
Bank Borrowings	$1,426	3.38%	$1,426	$1,059	3.21%
Commercial Paper	—	—	43	11	0.30%
Total	$1,426	3.38%	$1,469	$1,070	3.18%

(1)             Based on monthly balances.

In March 2011, we completed the sale of $500 million aggregate principal amount of unsecured senior guaranteed notes, bearing interest at 4.10% per annum and maturing on March 15, 2016.   The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011.  The net proceeds from this offering of approximately $496 million after deducting underwriters’ commissions and offering expenses were used for general corporate purposes, including working capital.  Debt issuance costs of approximately $4 million were paid in conjunction with the issuance of the senior notes and will be amortized to interest expense on a straight-line basis over the five-year term of the senior notes.

Our $475 million term loans matured and were repaid in August 2011.

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  In April 2011, we repaid $47 million of subsidiary debt, including interest and principal.

The following table summarizes our short- and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2011	2010
Short-term debt:
Short-term debt(1)	$1,426	$1,718
Current portion of long-term debt	142	612
Total short-term debt	1,568	2,330
Long-term debt(2)
Term loans due 2011—LIBOR plus 1.25% to 1.75% (3)	—	475
Term loan due 2013—fixed interest rate of 3.32%	300	300
Japanese Yen term loan due 2011—Yen LIBOR plus 1.40% (4)	130	123
Revolving credit facility expiry 2014	400	—
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 0% to 4.5% and URTJLP plus 9.2% payable through 2016 (5) (6) (7)	67	118
Others	181	115
Subtotal	3,610	3,163
Less: Current portion of long-term debt	(142)	(612)
Total long-term debt	3,468	2,551
Total debt	$5,036	$4,881

(1)      Includes secured debt of $15 million at December 31, 2010.

(2)      Includes secured debt of $70 million and $122 million at September 30, 2011 and December 31, 2010, respectively.

(3)      One, three and six month LIBORs at September 30, 2011 were 0.24%, 0.37% and 0.56% per annum, respectively, and at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively.

(4)      Three month Yen LIBOR at September 30, 2011 was 0.19% per annum and at December 31, 2010 was 0.19% per annum.

(5)      Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)      TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of September 30, 2011 and December 31, 2010 was 6.00% per annum for both periods.

(7)      URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of September 30, 2011 and December 31, 2010 was TJLP minus 6.00% per annum for both periods.

Credit Ratings.    Bunge’s debt ratings and outlook by major credit rating agency at September 30, 2011 were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of September 30, 2011.

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

In August 2011, our $375 million interest rate basis swap agreements matured and our $300 million interest rate swap originally scheduled to mature in December 2013 was terminated.   This interest rate swap was hedging our $300 million term loan maturing in 2013.

In March 2011, we entered into interest rate swap agreements with an aggregate notional principal amount of $500 million for the purpose of managing our interest rate exposure related to our $500 million fixed-rate 4.10% Senior Notes maturing in 2016.  Under the terms of the interest rate swap agreements, we make payments based on six month LIBOR and receive payments based on a fixed rate.

We have accounted for these interest rate swaps as fair value hedges in accordance with a FASB issued standard.  The following table summarizes the fair value of our outstanding interest rate swap agreements as of September 30, 2011.

		Fair Value
	Maturity	Gain (Loss)
	March	September 30,
(US$ in millions)	2016	2011
Interest rate swap agreements - notional amount	$500	$27
Weighted average variable rate payable (1)	2.15%
Weighted average fixed rate receivable (2)	4.10%

		Fair Value
	Maturity	Gain (Loss)
	November	September 30,
(US$ in millions)	2011	2011
Interest rate swap agreement - notional amount	$175	$—
Variable rate payable (3)	0.60%
Fixed rate receivable (2)	0.76%

(1)       Interest is payable in arrears semi-annually based on six month U.S. dollar LIBOR.

(2)             Interest is receivable in arrears based on a fixed rate.

(3)             Interest is payable in arrears quarterly based on three month U.S. dollar LIBOR.

In addition, we have cross-currency interest rate swap agreements with an aggregate notional principal amount of 10 billion Japanese Yen maturing on October 6, 2011 for the purpose of managing our currency exposure associated with our 10 billion Japanese Yen term loan due on October 6, 2011.  Under the terms of the cross-currency interest rate swap agreements, we make U.S. dollar payments based on three month U.S. dollar LIBOR and receive payments based on three month Yen LIBOR.  We have accounted for these cross-currency interest rate swap agreements as fair value hedges.  At September 30, 2011, the fair value of the cross-currency interest rate swap agreements was a gain of $29 million.

Equity

Total equity was $12,029 million at September 30, 2011 as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2011	2010
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,817	4,793
Retained earnings	6,709	6,153
Accumulated other comprehensive income	(419)	583
Treasury shares, at cost (2011 - 1,933,286)	(120)	—
Total Bunge Shareholders’ equity	11,678	12,220
Noncontrolling interest	351	334
Total equity	$12,029	$12,554

Total Bunge shareholders’ equity decreased to $11,678 million at September 30, 2011 from $12,220 million at December 31, 2010. The change in equity was due primarily to foreign currency translation losses of $980 million, treasury shares acquired for $120 million and declared dividends to common and preferred shareholders of $107 million and $25 million, respectively, partially offset by net income attributable to Bunge for the nine months ended September 30, 2011 of $688 million.

Noncontrolling interest increased to $351 million at September 30, 2011 from $334 million at December 31, 2010 due primarily to capital contributions totalling $64 million by noncontrolling interest holders, partially offset by dividends of $16 million to noncontrolling interests, and a net redemption valued at $7 million by certain third party investors in a private investment fund consolidated by Bunge. Of these contributions from noncontrolling interest holders, $55 million were related to joint venture operations that have been in process of construction or expansion and Bunge made proportionate contributions, resulting in no changes in ownership percentages related to these entities.  In addition, during the nine months ended September 30, 2011, we sold a 10% interest in a consolidated subsidiary that owns and operates a newly constructed oilseed processing facility in Vietnam for $3 million to a third party.  Our ownership in this subsidiary was reduced from 100% to 90%.  We also formed a trading and merchandising joint venture company, which we consolidate, to expand our market share in Central America.  The noncontrolling interest holder contributed $6 million for a 30% interest in the trading company.  During the third quarter of 2011, we entered into a joint venture for the purpose of purchasing, chartering and operating ocean freight vessels. We invested $9 million for a 45% interest in the joint venture.

As of September 30, 2011, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0938 Bunge Limited common shares, based on the conversion price of $91.4262 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the nine months ended September 30, 2011, our cash and cash equivalents increased by $477 million, reflecting the net effect of cash flows from operating, investing and financing activities.  For the nine months ended September 30, 2010, our cash and cash equivalents decreased by $203 million, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $144 million of transaction costs and $280 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale, offset by utilization of cash to repay debt, repurchase shares and the net impact of cash flows from operating, investing and financing activities.

Our operating activities generated cash of $1,363 million for the nine months ended September 30, 2011 compared to cash used of $1,620 million for the nine months ended September 30, 2010.  The positive cash flow from operating activities for the nine months ended September 30, 2011 was principally due to net income adjusted for non-cash charges for depreciation and amortization.  Operating cash flows in the first nine months of 2011 were impacted by the net proceeds of approximately $716 million from sales of accounts receivables under our new global accounts receivable sale program that we entered into in June.  In addition, we repaid approximately $500 million of trade accounts payable related to fertilizer imports as we can more efficiently fund fertilizer imports through internal sources, and in September, we paid approximately $112 million of export tax obligations in Argentina, which had been accrued in prior periods. The negative cash flow from operating activities for the nine months ended September 30, 2010 was primarily due to $280 million of withholding taxes and $144 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets.

The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  U.S. dollar-denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the nine months ended September 30, 2011 and September 30, 2010, we recognized losses of $103 million and $53 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

Cash used for investing activities was $716 million in the nine months ended September 30, 2011, compared to cash generated of $2,952 million in the nine months ended September 30, 2010, reflecting the proceeds from the sale of our Brazilian fertilizer nutrients assets.  During the first nine months of 2011, we acquired a port terminal in Ukraine for a total purchase price of approximately $100 million (net of $2 million cash acquired), consisting of approximately $83 million in cash, and approximately $17 million of short-term debt and other payables related to assets under construction.  In addition, we formed a joint venture to purchase a fertilizer storage terminal in the U.S. for $8 million and a joint venture to construct a grain elevator in the U.S. for $3 million.  In

Russia, we received net proceeds of $16 million from the sale of a cost-method investment.  We also sold our investment in a European oilseed processing facility joint venture for cash proceeds of $54 million.  In the third quarter 2011, we purchased a margarine business in North America for $18 million, grain elevator operations in North America for $10 million and contributed $9 million for an equity method investment.  Payments made for capital expenditures of $705 million in the nine months ended September 30, 2011 primarily included investments in property, plant and equipment related to expanding our sugar business in Brazil, investments in our port facility in Washington state in the U.S. and construction of oilseed processing facilities in Vietnam and China.  During the nine months ended September 30, 2010, we paid $80 million to acquire the fertilizer division of Petrobras Argentina S.A., $48 million (net of $3 million of cash acquired) in connection with the Moema acquisition and $5 million representing a purchase price adjustment for the working capital true-up for our 2009 Raisio acquisition in Poland.

Cash used for financing activities was $106 million in the nine months ended September 30, 2011, compared to cash used of $1,516 million in the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, we had a net increase of $97 million in borrowings due primarily to higher cash balances.  In the nine months ended September 30, 2010, we had a net decrease in borrowings of $1,104 million (excluding $555 million of debt assumed in the Moema acquisition which was reflected in the opening balance sheet of the acquisition, and including $496 million of Moema debt repaid following completion of the acquisition).  Dividends paid to our common shareholders in the nine months ended September 30, 2011 and September 30, 2010 were $104 million and $92 million, respectively.  Dividends paid to holders of our convertible preference shares in the nine months ended September 30, 2011 and September 30, 2010, were $25 and $58 million, respectively.  During the nine months ended September 30, 2011, in connection with our common share repurchase program announced on June 8, 2010, we repurchased 1,933,286 shares of our common shares at a cost of $120 million. Bunge repurchased 6,714,573 common shares for $354 million from inception of the program through December 31, 2010.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at September 30, 2011:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$61
Unconsolidated affiliates financing (2)	52
Total	$113

(1)              We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At September 30, 2011, we had approximately $51 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $9 million at September 30, 2011.

(2)              We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2011, Bunge’s recorded obligation related to these guarantees was $12 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2011, debt with a carrying amount of $4,087 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Trade Receivables Securitization Programs — In January 2010, we adopted a FASB issued standard that resulted in amounts outstanding under our then existing securitization programs being accounted for as secured borrowings and reflected as short-term debt on our condensed consolidated balance sheet.  As a result of this change, we significantly reduced our utilization of these programs and either terminated or allowed them to expire during 2010.

In June 2011, we entered into a new global trade receivable securitization program (Program) with a five-year term subject to annual renewals in order to provide an additional source of liquidity for our operations.  Sales under the Program qualify for sale accounting under the updated accounting standards related to transfers of financial assets.   The maximum funding availability related to receivables sold under the Program is $700 million.  Under the Program, qualifying Bunge subsidiaries sell eligible trade accounts receivable in their entirety on a revolving basis to a consolidated bankruptcy-remote special purpose subsidiary.  These trade accounts receivable are then sold without recourse to commercial paper conduits (Purchasers).  In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and the remaining amount upon the collection of the underlying receivables (a “deferred purchase price”), which is expected to be generally 10 to 15 percent of the receivables sold through the Program.  Bunge is obligated to repurchase any receivables that were not eligible as originally represented when sold and to fund short-falls in collections for certain non-credit related reasons after the sale.  Apart from these obligations, Bunge has no retained interests in the transferred receivables, other than collection and administrative responsibilities and a right to the deferred purchase price receivable.  At September 30, 2011, $716 million of accounts receivable sold under the program and outstanding as of that date were derecognized from our condensed consolidated balance sheet.  At September 30, 2011, the related deferred purchase price of $155 million was recorded in other current assets.  Additional details of the Program are disclosed in Note 13 of the notes to the condensed consolidated financial statements.

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

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2010 to September 30, 2011, the Brazilian real devalued by approximately 10%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts.

	September 30,	December 31,
(US$ in millions, except percentages)	2011	2010
Trade accounts receivable (current)	$198	$172
Allowance for doubtful accounts (current)	6	4
Trade accounts receivable (non-current) (1) (2)	225	266
Allowance for doubtful accounts (non-current) (1)	111	117
Total trade accounts receivable (current and non-current)	423	438
Total allowance for doubtful accounts (current and non-current)	117	121
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	28%	28%

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

Interest earned on secured advances to suppliers of $5 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $17 million and $19 million for the nine months ended September 30, 2011 and 2010, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 6 and Note 10 of the notes to the condensed consolidated financial statements for more information.

	September 30,	December 31,
(US$ in millions)	2011	2010
Prepaid commodity contracts	$442	$255
Secured advances to suppliers (current)	284	248
Total (current)	726	503
Soybeans not yet priced (1)	(371)	(71)
Net	355	432
Secured advances to suppliers (non-current)	260	312
Total (current and non-current)	$615	$744
Allowance for uncollectible advances (current and non-current)	$(76)	$(87)

(1)          Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at September 30, 2011.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2011.

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

Adoption of New Accounting Pronouncements — Receivables, Disclosures about the Credit of Financing Receivables and the Allowance for Credit Losses - In July 2010, the Financial Accounting Standards Board (FASB) issued a standard that amended a previously issued standard requiring an entity to include additional disaggregated disclosures in their financial statements about their financing receivables, including credit risk disclosures and the allowance for credit losses. Entities with financing receivables are required to disclose a rollforward of the allowance for credit losses, certain credit quality information, impaired loan information, modification information and past due information. Trade receivables with maturities of less than one year are excluded from the scope of the new disclosures. Bunge adopted this disclosure as of December 31, 2010.  As a result of the adoption of this standard, we have expanded our disclosures (see Note 10 to the condensed consolidated financial statements).  The adoption of the standard did not have a material impact on our financial position, results from operations or cash flows.

Recent Accounting Pronouncements — In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill Impairment. This guidance provides an entity with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity may elect not to perform the qualitative assessment and may proceed directly to the two-step quantitative impairment test. The amendments are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS).  This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. These amendments are not expected to have a material impact on Bunge’s financial results but may require expanded disclosure in Bunge’s consolidated financial statements.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations however, they can occasionally result in earnings volatility, which may be material.  See Note 12 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we use.

Credit and Counterparty Risk

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities.  We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations.  The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts).  Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by local credit staffs and review by various local and corporate committees which monitor counterparty performance.  We record provisions for counterparty losses from time-to-time as a result of our credit and counterparty analysis.

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

	Nine Months Ended		Year Ended
	September 30, 2011		December 31, 2010
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$1,993	$(199)	$2,394	$(239)
Highest short position	(551)	(55)	(912)	(91)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2011 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $505 million for the nine months ended September 30, 2011 and gains of $149 million for the nine months ended September 30, 2010, related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2011, was $5,332 million with a carrying value of $5,036 million.  There was no significant change in our interest risk at September 30, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country.   In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value added taxes. We believe that the allegations and claims are without merit, however these matters are at a preliminary stage and therefore, we are, at this time, unable to predict their outcome.

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

The following table sets forth information relating to the share repurchase program for the three months ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 19, 2011 — August 31, 2011	1,371,922	$61.58	1,371,922	$262,000,000
September 1, 2011 — September 12, 2011	561,364	$63.27	561,364	$226,000,000
Total	1,933,286	$62.07	1,933,286	$226,000,000

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

BUNGE LIMITED

Date: November 9, 2011	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal Accounting Officer

S-1

EXHIBIT INDEX

10.1                          Employment Offer Letter for Raul Padilla dated September 24, 2010 effective as of July 1, 2010.

31.1                          Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2                          Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1                          Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2                          Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101                             The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

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