Form 10-Q/A
period 2011-06-30
Bunge LTD
filed 2011-11-30
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Bunge Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) as an exhibit-only filing to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”) in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.3 originally filed with the Form 10-Q.  This Amendment No. 1 to the Form 10-Q is being filed solely to re-file Exhibit 10.3 and to amend and restate the Exhibit Index included in the Form 10-Q.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment No. 1 does not amend any other information in the Form 10-Q, does not reflect any events that may have occurred subsequent to the filing of the original Form 10-Q and does not modify or update in any way any disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6.  Exhibits

(a)  The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description

*10.1	Compensation Letter to Andrew J. Burke, dated August 3, 2011.

*10.2	Employment Offer Letters for Gordon Hardie dated June 10, 2011 and June 14, 2011, each effective as July 1, 2011, respectively.

**++10.3

Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider.

*++10.4

Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*10.5	Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*10.6

Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*++10.7

U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer.

*++10.8

U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*+101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes In Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Previously filed with the Form 10-Q.

**	Filed with this Amendment No. 1 to the Form 10-Q.

+              Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

++              Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 30, 2011

BUNGE LIMITED

By:	/s/ Andrew J. Burke
	Name:	Andrew J. Burke
	Title:	Chief Financial Officer and Global Operational Excellence Officer

By:	/s/ Karen D. Roebuck
	Name:	Karen D. Roebuck
	Title:	Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

*10.1	Compensation Letter to Andrew J. Burke, dated August 3, 2011.

*10.2	Employment Offer Letters for Gordon Hardie dated June 10, 2011 and June 14, 2011, each effective as July 1, 2011, respectively.

**++10.3

Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider.

*++10.4

Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*10.5	Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*10.6

Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent.

*++10.7

U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer.

*++10.8

U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*+101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes In Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Previously filed with the Form 10-Q.

**	Filed with this Amendment No. 1 to the Form 10-Q.

+              Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

++              Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.