Form 10-K/A
period 2010-12-31
Bunge LTD
filed 2011-12-22
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

 EXPLANATORY NOTE

        Bunge Limited (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2010 (the "Form 10-K") to correct the inadvertent omission of the conformed signatures of Deloitte & Touche LLP, the Company's Independent Registered Public Accounting Firm ("Deloitte & Touche"), from the Reports of Independent Registered Public Accounting Firm (the "Reports") originally included in the Form 10-K. This Amendment No. 1 includes the conformed signed copies of the Reports, together with the audited financial statements and financial statement schedules as originally filed with the Form 10-K. Additionally, as required under the Securities Exchange Act of 1934, as amended, new certifications of the Company's principal executive officer and principal financial officer and a new consent of Deloitte & Touche are filed as exhibits hereto.

        No revisions are being made to the Company's financial statements and except as described above, this Amendment No. 1 does not amend any other information in the Form 10-K, does not reflect any events that may have occurred subsequent to the filing of the original Form 10-K and does not modify or update in any way any disclosures made in the Form 10-K.

PART II

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-85 and on page E-1 of this Annual Report on Form 10-K/A. See Item 15(a) for a listing of financial statements provided.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.     (1)-(2) Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Amendment No. 1 to the Form 10-K.

a.     (3) Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 or the Form 10-K.

        Certain of the agreements filed as exhibits to this Amendment No. 1 or the Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement, which may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts and may have been qualified by disclosures that were made to the parties in connection with the negotiation of these agreements and not necessarily reflected in the agreements. Accordingly, the representations and warranties contained in these agreements may not describe the actual state of affairs of Bunge Limited or its subsidiaries as of the date that these representations and warranties were made or at any other time. Investors should not rely on these representations and warranties as statements of fact. Additional information about Bunge Limited and its subsidiaries may be found elsewhere in the Annual Report on this Amendment No. 1, the Form 10-K and Bunge Limited's other public filings, which are available without charge through the SEC's website at www.sec.gov.

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

Exhibit Number	Description
10.4	Eighth Amended and Restated Liquidity Agreement, dated as of October 5, 2007, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas, as Documentation Agent, Credit Suisse, acting through its Cayman Islands branch, as Documentation Agent, Cooperative Centrale Raiffeisen- Boerenleenbank B.A., "Rabobank International," New York Branch, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
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
10.19	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.20**	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan
10.21**	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan
10.22**	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan
10.23	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.24	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
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
10.28	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.29	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.30	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.31**	Bunge U.S. SERP (Amended and Restated as of January 1, 2011)

Exhibit Number	Description
10.32	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.33	Bunge Limited Annual Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.34	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.35	Offer Letter, dated as of June 21, 2007 for Jacqualyn A. Fouse (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2007)
10.36	Offer Letter, amended and restated as of December 31, 2008, for Archibald Gwathmey (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.37	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38**	Description of Non-Employee Directors' Compensation as of January 1, 2011
10.39	Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.40
Separation Agreement and Release of Claims by and between Bunge Limited and Archibald Gwathmey, effective as of December 31, 2010 (incorporated by reference from the Registrant's Form 8-K/A filed December 21, 2010)
12.1**	Computation of Ratio of Earnings to Fixed Charges
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Deloitte & Touche LLP
23.2*	Consent of Deloitte & Touche LLP
31.1**	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2**	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.3*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.4*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1**	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2**	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.3*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.4*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit Number	Description
101*+	The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
Filed with this Amendment No. 1 to the Form 10-K.

**
Previously filed with the Form 10-K.

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

BUNGE LIMITED
Dated: December 22, 2011	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer