Form 10-K
period 2011-12-31
Bunge LTD
filed 2012-02-27
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011, as reported by the New York Stock Exchange, was approximately $10,049 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

         As of February 21, 2012, 145,691,779 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2012 Annual General Meeting of Shareholders to be held on May 25, 2012 are incorporated by reference into Part III.

i

Cautionary Statement Regarding Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:

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

  •
  our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, operational excellence and other business optimization initiatives;

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

  •
  operational risks, including industrial accidents and natural disasters; and

  •
  other factors affecting our business generally.

        In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward looking statements contained in this Annual Report. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward looking events discussed in this Annual Report not to occur. Except as otherwise required by federal securities law, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

 PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "Bunge Limited," "Bunge," "we," "us" and "our" refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

        We are a leading global agribusiness and food company with integrated operations that stretch from the farm field to consumer foods. We believe that we are a leading:

  •
  global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;

  •
  producer of sugar and ethanol in Brazil and a leading global trader and merchandiser of sugar, based on volume;

  •
  seller of packaged vegetable oils worldwide, based on sales; and

  •
  blender and distributor of agricultural fertilizers to farmers in South America, based on volume.

        Our strategy is to grow profitably by growing our core businesses, expanding into complementary businesses where we can capitalize on our key competencies and pursuing operational excellence.

        We conduct our operations in four divisions: agribusiness, sugar and bioenergy, food and ingredients and fertilizer. These divisions include five reportable business segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Our agribusiness segment is an integrated, global business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe and Asia, and we have merchandising and distribution offices throughout the world.

        Our sugar and bioenergy segment produces and sells sugar and ethanol derived from sugarcane, as well as energy derived from their production process, through our operations in Brazil. Our integrated operations in this segment also include global merchandising of sugar and ethanol, and we have minority investments in corn-based ethanol producers in the United States.

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

History and Development of the Company

        We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodity market. In 1888, we entered the South American food products industry, and in 1938 we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923. In 1997, we acquired Ceval Alimentos, a leading agribusiness company in Brazil. In 2002, with the acquisition of

Cereol S.A., we significantly expanded our agribusiness and food and ingredients presence in Europe as well as in North America. In 2010, we significantly expanded our presence in the sugar industry with our acquisition of five sugarcane mills from the Moema Group in Brazil. We also divested our Brazilian fertilizer nutrients assets in 2010.

        2011 Summary Highlights.    In 2011, we completed the expansion of an oilseed processing facility in China and also completed construction of an oilseed processing facility within the Phu My Port complex in Vietnam. We have acquired or completed construction of new grain export terminals in the U.S. Pacific Northwest and in Ukraine and inland grain elevators in North America to expand our grain origination capacity. We established a joint venture with Senwes Limited, a South African agribusiness company, to market grains and oilseeds in Sub-Saharan Africa. We signed an agreement to acquire a minority equity investment in PT Bumiraya Investindo, an Indonesian palm plantation company, representing our first investment in the palm oil industry. In Brazil, we acquired full ownership of our Monteverde sugarcane mill through the acquisition of the minority interest. To more fully utilize our sugarcane crushing capacity, we invested significantly in sugarcane planting. We also continued investment in agricultural machinery to increase the proportion of mechanized harvesting and to optimize agricultural operations. We continued to expand our food and ingredients businesses through complementary acquisitions in various geographies, including the margarine assets of C.F. Sauer Company in the U.S. and the food division of Hypermarcas S.A. in Brazil that produces processed tomato and other staple food products. We also entered into an agreement to acquire the edible oils and fats business of Amrit Banaspati Company Limited in India. In our fertilizer segment, we continued the transition of our operations in Brazil as a blender and distributor subsequent to the 2010 divestiture of our Brazilian fertilizer nutrients assets.

        We are a holding company, and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

        Overview.    Our agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds and grains, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food and animal feed industries, as further described below. We also participate in the biodiesel industry, generally as a minority investor in biodiesel producers, primarily in Europe and Argentina. In connection with these biodiesel investments, we typically seek to negotiate arrangements to supply the vegetable oils used as raw materials in the biodiesel production process.

        In October 2011, we signed an agreement to acquire a 35% stake in PT Bumiraya Investindo, an Indonesian palm plantation subsidiary of PT Tiga Pilar Sejahtera Food Tbk, a Malaysian public company. This transaction, which closed in January 2012, represents Bunge's first investment in the palm oil industry and a first step in building an upstream presence in palm oil.

        Customers.    We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds and grains are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock, poultry and aquaculture producers. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients division and third party edible oil processing companies which use these oils as a raw material in the production of edible oil products for the foodservice, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.

        Distribution and Logistics.    We have developed an extensive logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate various port logistics and storage facilities globally, including in Brazil, Argentina, Russia, Ukraine, Vietnam, Poland, Canada and the United States. In 2011, we acquired a grain export terminal in Nikolaev, Ukraine, and completed construction of our EGT, LLC joint venture export grain terminal at the Port of Longview, Washington, United States.

        Other Services and Activities.    In Brazil, where there are limited third party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. These financing arrangements are generally intended to be short-term in nature and are typically secured by the farmer's crop, as well as land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. These arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations. We also participate in financial activities, such as offering trade structured finance, which leverages our international trade flows, providing risk management services to customers by helping them manage exposure to agricultural commodity prices and other risks and developing private investment vehicles to invest in businesses or assets complementary to our commodities operations.

        Raw Materials.    We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies and farmer planting decisions, our operations in major crop growing regions globally have enabled us to source adequate raw materials for our operational needs.

        Competition.    Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, large regional companies, such as Wilmar International Limited and Noble Group Limited in Asia, and other companies in various countries.

Sugar and Bioenergy

        Overview.    We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We wholly-own or have controlling interests in eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2011, our mills had a total crushing capacity of approximately 21 million metric tons per year. We grow and harvest sugarcane, as well as source sugarcane from third parties, which is then processed in our mills to produce sugar and ethanol. As of December 31, 2011, our overall sugarcane plantations comprised approximately 183,000 hectares under cultivation, including both land that we own and land that we manage through agricultural partnership agreements. Additionally, through cogeneration facilities at all of our sugarcane mills, we produce electricity from the burning of sugarcane bagasse in boilers, which enables our mills to meet their energy requirements and, for most mills, sell surplus electricity to the local grid or other third parties. Our trading and merchandising activities are managed through our London office, which also oversees regional trading and marketing offices in other locations and manages sugar price risk for our business. We also participate in the U.S. corn-based ethanol industry, primarily as a minority investor in ethanol producers. As with our investments in biodiesel producers, we typically seek to negotiate arrangements to supply the corn used in the ethanol production process, and to market the DDGS (dried distillers grits with solubles) produced as a by-product of the ethanol production process, which are used in animal feed. See "Investments in Affiliates" for more information.

        Raw materials.    Sugarcane is our principal raw material in this segment, and we procure it both from cane that we produce as well as through third party supply contracts. The annual harvesting cycle in Brazil typically begins in March and ends in December. Once planted, sugarcane may be harvested for several consecutive years, but the yield decreases with each subsequent harvest. As a result, the economic cycle is generally five or six consecutive harvests, depending on location. Additionally, the quality and yield of the harvested cane is affected by factors such as soil quality and topography, weather and agricultural practices. We have been making significant investments in sugarcane planting over the past two years to provide a greater supply of raw material for our mills.

        We grow sugarcane in Brazil on approximately 28,000 hectares of our own land and 155,000 hectares of land managed through agricultural partnership contracts with the owners of the land. The average number of years remaining under our agricultural partnership agreements was approximately eight years as of December 31, 2011. Payments under these agreements are based on volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane set by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In 2011, approximately 60% of our total milled sugarcane came from land that we either own or that we manage through partnership agreements, with the remaining 40% purchased from third parties based on prices established by Consecana. The industry has adopted an index for measuring sucrose content for sugarcane, the Total Recoverable Sugar or TRS index, which measures the kilograms of sucrose content per ton of sugarcane. In 2011, the average TRS for our sugar mills was 135.2 kilograms of sugar content per ton of sugarcane. In general, TRS and sugarcane yields for the Brazilian sugar industry were adversely affected in 2011 and 2010 due to drought and other adverse weather conditions in the Center-South of Brazil.

        Our sugarcane harvesting process is currently 91% mechanized, with the remaining 9% harvested manually. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing environmental impact when compared to manual harvesting and resulting in improved soil condition. Mechanized harvesting is also more efficient and has lower costs than manual harvesting. We intend to increase our mechanization levels, including as required to meet applicable regulatory mandates for mechanization in certain states in Brazil.

        Logistics.    Harvested sugarcane is loaded onto trucks and trailers and transported to our mills. Since the sucrose content of the sugarcane begins to degrade rapidly after harvest, we seek to minimize the time and distance between the harvesting of the cane and its delivery to our mills for processing.

        Products.    Our mills allow us to produce ethanol, sugar and electricity, as further described below. At mills that produce both sugar and ethanol, we are able to adjust our production mix within certain capacity limits between ethanol and sugar, as well as, for certain mills, between different types of ethanol (hydrous and anhydrous) and sugar (raw and crystal). The ability to adjust our production mix allows us to respond to changes in customer demand and market prices.

        Sugar.    Our current maximum sugar production capacity is 5,750 metric tons per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 million metric tons of sugar. In 2011, we produced approximately 801,000 metric tons of sugar at our mills.

        We produce two types of sugar: very high polarity ("VHP") raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract. Because VHP sugar has a higher sugar content than NY11 raw sugar, it commands a price premium over NY11 raw sugar. Crystal sugar is a non-refined white sugar. The VHP sugar we produce is sold almost exclusively for export, while crystal sugar is principally sold domestically in Brazil. Sugar sales comprised 42% of total sales from our mills in 2011.

        Ethanol.    Our current maximum ethanol production capacity is 5,500 cubic meters per day which, in a normal year of 5,000 hours of milling, results in an annual ethanol maximum production capacity of over 1.1 million cubic meters of ethanol. In 2011, we produced approximately 655,000 cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Anhydrous ethanol is blended with gasoline in transport fuels, while hydrous ethanol is itself used as transport fuel. Ethanol sales comprised 48% of total sales from our mills in 2011.

        Electricity.    We generate electricity from burning sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in our mills. As of December 31, 2011, our total installed cogeneration capacity was approximately 144 megawatts, with 56 megawatts available for resale to third parties after supplying our mills' energy requirements. In 2011, we sold approximately 240,000 megawatt hours from our cogeneration facilities to the local electricity market.

        Customers.    As described above, the sugar we produce at our mills is sold either in the Brazilian or export markets. The ethanol we produce in Brazil is marketed and sold to customers primarily for use in the Brazilian market. Our sugar trading and merchandising operations purchase and sell sugar and ethanol to meet international demand.

        Competition.    We face competition from both Brazilian and international participants in the sugar industry. Our major competitors in Brazil include Cosan Limited, São Martinho S.A., LDC-SEV Bioenergia, ED&F Mann and our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and Noble Group Limited.

Food and Ingredients

        Overview.    Our food and ingredients division consists of two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials used in our food and ingredients division are various crude and further-processed vegetable oils in our edible oil products segment, and corn and wheat in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

  Edible Oil Products

        Products.    Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower and rapeseed or canola oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia. We market our edible oil products under various brand names, depending on the region, and in several regions we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        In Brazil, our retail brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a leading player in the Brazilian margarine market with our brands

Delicia, Soya and Primor, as well as in mayonnaise with our Primor, Soya and Salada brands. Our brand Bunge Pro is the top foodservice shortening brand in Brazil. In December 2011, we acquired the food division of Hypermarcas S.A. in Brazil, which produces processed tomato and other staple food products, including sauces, pastes, condiments and seasonings. This acquisition is intended to strengthen Bunge's presence in a growing staple food category in Brazil by adding a portfolio of strong, established brands, as well as enable Bunge to capitalize on its existing food distribution capabilities to maximize efficiency and further build scale with key grocery customers.

        In the United States, our Elite brand is a leading foodservice brand of edible oil products. In recent years, we have developed proprietary processes that allow us to offer our customers a number of products with no or low levels of trans-fatty acids and we also work with other companies to expand the trans-fat solutions we offer to customers, including Treus low linolenic soybean oil, which was developed through an alliance with DuPont. In 2011, we acquired the margarine assets of C.F. Sauer Company, which produces margarines for foodservice, food processor and retail private label customers.

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

        In December 2011, we entered into an agreement to acquire the edible oils and fats business of Amrit Banaspati Company Limited. This acquisition, which closed in February 2012, is intended to grow our consumer food and bakery fats businesses in India and enable us to expand our distribution, manufacturing and brand portfolio to serve a growing customer base.

        Customers.    Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers.

        Competition.    Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in customers demanding lower prices and reducing the number of suppliers with which they do business. As a result, it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods plc, Stratas Foods, Unilever, Ventura Foods, LLC and Brasil Foods S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products.    Our milling segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and corn-based products derived from the corn dry milling process, as well as rice milling in North America. Our brands in Brazil include Suprema, Soberana, Primor and Lyra wheat flours and Gradina, Bentamix and Pre-Mescla bakery premixes. Our corn milling products consist primarily of dry milled corn meals, flours and grits (including flaking and brewer's grits), as well as soy-fortified corn meal, corn-soy blend and other similar products. We mill and sell bulk and packaged rice in the U.S. and also sell branded rice in Brazil under the Primor brand.

        Customers.    In Brazil, the primary customers for our wheat milling products are industrial, bakery and foodservice companies. In North America, the primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. government for humanitarian relief programs. Our U.S. rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

        Competition.    In Brazil, our major competitors are Predileto Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in our North American corn milling products business include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include Riceland Foods, Inc., Producers Rice Mill, Inc. and Farmer's Rice Cooperative.

Fertilizer

        Overview.    We are a leading blender and distributor of crop fertilizers to farmers in South America, producing and marketing a range of solid and liquid NPK fertilizer formulations. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In Brazil, we blend and distribute NPK fertilizers. In Argentina, we produce, blend and distribute NPK fertilizers, including, following our January 2010 acquisition of the fertilizer business of Petrobras Argentina S.A., liquid and solid nitrogen fertilizers. In North America, we distribute NPK fertilizer products that we source from third party producers as a wholesaler to other wholesale distributors, retailers and cooperatives. We also have a 50% interest in a joint venture with Office Chérifien des Phosphates or OCP to produce fertilizer products in Morocco.

        Brazil Fertilizer Nutrients Assets Disposition.    In May 2010, we sold our fertilizer nutrients assets in Brazil, including our phosphate mining assets and our investment in Fosfertil S.A., a publicly-traded Brazilian phosphate and nitrogen producer, to Vale S.A., a Brazil-based global mining company, which we refer to as Vale. We retained our blending and distribution operations in Brazil.

        In connection with the sale, we entered into several agreements with Vale, including a supply agreement pursuant to which Vale will supply us with certain phosphate fertilizer products, including single superphosphate (SSP), a basic phosphate fertilizer, through 2012, which was extended by us in accordance with the terms of the agreement to December 31, 2013. The purchase and sale agreement with Vale also contains non-competition provisions with respect to the production of certain fertilizer products, and Vale has agreed not to produce, distribute or commercialize certain fertilizer products, in each case, in Brazil until December 31, 2012, which was also extended by us to December 31, 2013.

        Products and Services.    In our fertilizer operations we produce, blend and distribute NPK formulations. These NPK fertilizers are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. In Brazil, we market our retail fertilizers under the IAP, Manah, Ouro Verde and Serrana brands. In Argentina, we market fertilizers under the Bunge brand, as well as the Solmix brand. Also in Argentina, we produce SSP, as well as ammonia, urea and liquid fertilizers. In North America, we are a fertilizer wholesaler. We also have a joint venture with Growmark, Inc., a North American regional agricultural cooperative, to operate a liquid and dry fertilizer storage terminal.

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

        The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.

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

        Competition.    Competition is based on delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations in Brazil are Heringer, Fertipar, The Mosaic Company, Archer Daniels Midland Company and Yara International. In Argentina, our main competitors are Repsol YPF, The Mosaic Company and Profertil S.A.

Risk Management

        Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. As such, we are active in derivative markets for agricultural commodities, energy, ocean freight, foreign currency and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility, as well as value-at-risk limits. For foreign exchange, interest rate, energy and transportation risk, our risk management decisions are made in accordance with applicable company policies. Credit and counterparty risk is managed locally within our business units and monitored centrally. We have a corporate risk management group, which oversees management of various risk exposures globally, as well as local risk managers and committees in our operating companies. The finance and risk policy committee of our Board of Directors oversees and periodically reviews our overall risk management policies and risk limits. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 27 of the notes to the consolidated financial statements.

Investments in Affiliates

        We participate in several unconsolidated joint ventures and other investments accounted for using the equity method. Significant equity method investments at December 31, 2011 are described below. We allocate equity in earnings of affiliates to our reporting segments.

  Agribusiness

        Bunge-SCF Grain, LLC.    We have a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC to develop improved infrastructure for commodities transportation in the United States and export markets.

        Complejo Agroindustrial Angostura S.A.    We have a 33.33% ownership interest in this joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), which is constructing an oilseed processing facility in Paraguay.

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

        Terminal 6 S.A. and Terminal 6 Industrial S.A.    We have a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. We are also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures. In 2010, Ecofuel S.A., of which we were a 50% owner with the remaining 50% owned by AGD, merged with Terminal 6 Industrial S.A. Ecofuel manufactured biodiesel products in the Santa Fe province of Argentina.

  Sugar and Bioenergy

        Bunge-Ergon Vicksburg, LLC (BEV).    We are a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where we operate grain elevator facilities.

        Southwest Iowa Renewable Energy, LLC (SIRE).    We are a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near our oilseed processing facility in Council Bluffs, Iowa.

  Food and Ingredients

        Harinera La Espiga, S.A. de C.V.    We are a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations. We have a 31.5% interest in the joint venture.

  Fertilizers

        Bunge Maroc Phosphore S.A.    We have a 50% interest in this joint venture to produce fertilizers in Morocco with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products for shipment to Brazil, Argentina and certain other markets in Latin America.

Research and Development, Innovation, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our food and ingredients division, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with food and ingredients development. Additionally, the evolution of biotechnology over the last ten years has created opportunities to develop and commercialize processes related to the transformation of oilseeds, grains and other commodities. To better take advantage of related opportunities, our global innovation activities involve scouting, developing, buying, selling and/or licensing next generation technologies in food, feed, fuel and fertilizer.

        Our total research and development expenses were $22 million in 2011, $24 million in 2010 and $26 million in 2009. As of December 31, 2011, our research and development organization consisted of 132 employees worldwide.

        We own trademarks on the majority of the brands we produce in our food and ingredients and fertilizer divisions. We typically obtain long-term licenses for the remainder. We have patents covering some of our products and manufacturing processes. However, we do not consider any of these patents to be material to our business. We believe we have taken appropriate steps to either own or license all intellectual property rights that are material to carrying out our business.

Seasonality and Working Capital Needs

        In our agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first fiscal quarter of the year has in several years been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests as the North American harvest peaks in the third and fourth fiscal quarters and the South American harvest peaks in the second fiscal quarter, and thus our North and South American grain merchandising and oilseed processing activities are generally at lower levels during the first quarter.

        We experience seasonality in our sugar and bioenergy division as a result of the Brazilian sugarcane growing cycle. In the Center-South of Brazil, the sugarcane harvesting period typically begins in March and ends in early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests. As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.

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

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage, transport and sale of our products; land-use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals; and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other government laws and policies affecting the food and agriculture industries, including food and feed safety, nutritional and labeling requirements and food security policies. From time to time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for soybeans, vegetable oils, sugar, corn and wheat to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law on July 21, 2010. This new law will significantly change the regulation of financial markets. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act will have a significant impact on the derivatives market, including subjecting large derivatives users, which may include us, to extensive new oversight and regulation. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and related regulations will have on us, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

Environmental Matters

        We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate. Our operations may emit or release certain substances, which may be regulated or limited by applicable laws and regulations. In addition, we handle and dispose of materials and wastes classified as hazardous or toxic by one or more regulatory agencies. Our operations are also subject to laws relating to environmental licensing of facilities, restrictions on land-use in certain protected areas, forestry reserve requirements, limitations on the burning of sugarcane and water use. We incur costs to comply with health, safety and environmental regulations applicable to our activities and have made and expect to make substantial capital expenditures on an ongoing basis to continue to ensure our compliance with environmental laws and regulations. However, due to our extensive operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under environmental regulations. Violation of these laws and regulations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities.

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2011.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Employees

        As of December 31, 2011, we had approximately 34,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a part of our strategy involves expanding our business in several emerging markets, including Eastern Europe, Asia and Africa. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information, see the discussion under "Item 1A. Risk Factors."

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

Available Information

        Our website address is www.bunge.com. Through the "Investors: SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.

        Through the "Investors: Corporate Governance" section of our website, it is possible to access copies of the charters for our audit committee, compensation committee, finance and risk policy committee and corporate governance and nominations committee. Our corporate governance guidelines and our code of ethics are also available in this section of our website. Each of these documents is made available, free of charge, through our website.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Chief Financial Officer and Global Operational Excellence Officer
Gordon Hardie	Managing Director, Food & Ingredients
Carl Hausmann	Managing Director, Global Government and Corporate Affairs
Raul Padilla	Managing Director, Bunge Global Agribusiness; Chief Executive Officer, Bunge Product Lines
D. Benedict Pearcy	Chief Development Officer and Managing Director, Sugar and Bioenergy
Vicente C. Teixeira	Chief Personnel Officer
Jean-Louis Gourbin	Chief Executive Officer, Bunge Europe, Middle East & Africa
Enrique Humanes	Chief Executive Officer, Bunge Argentina
Pedro Parente	President and Chief Executive Officer, Bunge Brazil
Soren Schroder	Chief Executive Officer, Bunge North America
Christopher White	Chief Executive Officer, Bunge Asia

        Alberto Weisser, 56.    Mr. Weisser is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our Board of Directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. Mr. Weisser is also a member of the board of directors of International Paper Company and Pepsico Inc., a member of the North American Agribusiness Advisory Board of Rabobank and a board member of the Council of the Americas. He is a former director of Ferro Corporation. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil.

        Andrew J. Burke, 56.    Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke serves as our Global Operational Excellence Officer, a position he has held since July 2010. Prior to July 2010, Mr. Burke served as Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Gordon Hardie, 48.    Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Carl Hausmann, 65.    Mr. Hausmann has been our Managing Director, Global Government and Corporate Affairs since April 2010. Prior to that, Mr. Hausmann served as Chief Executive Officer of Bunge North America since January 2004. Prior to that, he served as Chief Executive Officer of Bunge Europe from October 2002, when he joined Bunge following the acquisition of Cereol S.A., where he served as Chief Executive Officer. Mr. Hausmann was Chief Executive Officer of Cereol since its inception in July 2001 and prior to that worked in various capacities for Eridania Beghin-Say (the former parent company of Cereol) beginning in 1992. From 1978 to 1992, he worked for Continental Grain Company. Mr. Hausmann serves as Vice Chair of the Consultative Group on International Ag Research (CGIAR), Vice Chair of the International Food and Agriculture Trade Policy Council and as a member of the board of Rabo AgriFinance, a U.S. based wholly-owned subsidiary of Rabobank. He has served as Director of the National Oilseed Processors Association and as the President and Director of Fediol, the European Oilseed Processors Association. Mr. Hausmann has a B.S. degree from Boston College and an M.B.A. from INSEAD.

        Raul Padilla, 56.    Mr. Padilla has served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Previously, he served as Chief Executive Officer of Bunge Argentina since 1999. He joined the company in 1997 as Commercial Director. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        D. Benedict Pearcy, 43.    Mr. Pearcy has been our Chief Development Officer and Managing Director, Sugar and Bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an M.B.A. from Harvard Business School.

        Vicente C. Teixeira, 59.    Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as Director of Human Resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as Director of Human Resources and Administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as Human Resources Vice President for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive M.B.A. from PDG/EXEC in Brazil.

        Jean-Louis Gourbin, 64.    Mr. Gourbin has been the Chief Executive Officer of Bunge Europe, Middle East & Africa since January 2004. Prior to that, Mr. Gourbin was with the Danone Group, where he served as Executive Vice President of Danone and President of its Biscuits and Cereal Products division since 1999. Before joining the Danone Group, Mr. Gourbin worked for more than 15 years with the Kellogg Company, where he last occupied the positions of President of Kellogg Europe and Executive Vice President of Kellogg. He has also held positions at Ralston Purina and Corn Products Company. Mr. Gourbin holds both a Bachelor's and a Master's degree in Economics from the Sorbonne.

        Enrique Humanes, 52.    Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Pedro Parente, 59.    Mr. Parente has been President and Chief Executive Officer of Bunge Brazil since joining Bunge in January 2010. From 2003 until December 2009, Mr. Parente served as Chief Operating Officer, of Grupo RBS (RBS), a leading Brazilian multimedia company that owns several TV stations, newspapers and radio stations. Prior to joining RBS, Mr. Parente held a variety of high-level posts in the public sector in Brazil. He served as Chief of Staff to the Brazilian President from 1999 to 2002, and as Minister of Planning and Deputy Minister of Finance between 1995 and 1999. Mr. Parente has also served as a consultant to the International Monetary Fund and has worked at the Brazilian Central Bank, Banco do Brasil and in a number of other positions in the Ministry of Finance and Ministry of Planning. He is a former Chairman of the Board of Petrobras and Banco do Brasil. He holds a degree in electrical engineering from the University of Brasília, and is a fellow at the George Washington University Center of Latin American Studies.

        Soren Schroder, 50.    Mr. Schroder has been the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President, Agribusiness for Bunge Europe since June 2006. Prior to that, he served in agribusiness leadership roles in the U.S. and Europe. Mr. Schroder joined Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. He holds a Bachelor's degree in Economics from Connecticut College.

        Christopher White, 59.    Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

Item 1A.    Risk Factors

Risk Factors

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our financial condition and business operations. See "Cautionary Statement Regarding Forward Looking Statements."

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

        Our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by third party growers. Both sugarcane crop yields and sucrose content depend significantly on weather conditions, such as rainfall and prevailing temperatures, which can vary substantially. For example, the drought experienced in the Center-South of Brazil in 2010 and adverse weather in 2011 have had an effect on the sugarcane crop in both of the last two years which has resulted in reduced crop yields across the region. This has reduced the supply of sugarcane available to us for processing. In addition, the sucrose content in the sugarcane ultimately harvested has also been lower, further contributing to decreased productivity and greater production costs. As such, unfavorable weather conditions have had and could in the future have a material adverse effect on our sugar operations.

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

        Sugarcane is our principal raw material used in the production of ethanol and sugar. Our ability to secure an adequate supply of sugarcane depends on our ability to negotiate and maintain satisfactory land rights and supply contracts with third parties. Currently, approximately 85% of the land we use for sugarcane cultivation is not owned by us, with such land typically managed through agricultural partnership agreements having an average remaining term of eight years. We cannot guarantee that these agreements will be renewed after their respective terms or that any such renewals will be on terms and conditions satisfactory to us. A significant shortage of sugarcane supply or increase in the cost of available sugarcane, including as a result of the termination or of our partnership or supply contracts or the inability to enter into alternative arrangements on economic terms, would likely have an adverse affect on our business and financial performance, and such affect could be material.

We are subject to fluctuations in agricultural commodity and other raw material prices caused by other factors outside of our control that could adversely affect our operating results.

        Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting decisions, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.

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

        Our operating costs and selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum based products. Significant increases in the cost of these items could adversely affect our production costs and operating results.

        We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices as well. Therefore, a significant decrease in the price of oil, gasoline or diesel fuel could result in a significant decrease in the selling prices of ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results. Additionally, the prices of sugar and sugarcane-based ethanol are also correlated, and therefore a decline in world sugar prices may also adversely affect the selling price of the ethanol we produce in Brazil.

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

        In 2010 and 2011, a financial crisis in Europe, triggered by a combination of factors, including high budget deficits and concerns over the sovereign creditworthiness of several European countries, has caused significant turmoil in financial and commodity markets. Despite financial assistance packages and other mitigating actions taken by European and other policymakers, uncertainty over the future of the Euro, and worries about sovereign creditworthiness persist. Risks and ongoing concerns about the crisis in Europe have had or could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European corporations and financial institutions. They may also adversely affect consumer confidence levels and spending, which may lead to reduced demand for the products that we sell. There can be no assurance that these conditions and related market turmoil will not deteriorate. To the extent uncertainty regarding the European financial crisis and its effect on the global economic recovery continues to negatively impact consumer and business confidence, our business and results of operations could be significantly and adversely affected.

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

        We are a global business with substantial assets located outside of the United States. Our operations in South America and Europe are a fundamental part of our business. In addition, a key part of our strategy involves expanding our business in several emerging market regions, including Eastern Europe, Asia and Africa. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies.

        Due to the international nature of our business, we are exposed to currency exchange rate fluctuations. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the Argentine peso, the Euro and certain Eastern European currencies affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may also have a negative impact on the value of our assets located outside of the United States.

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

  •
  inadequate infrastructure;

  •
  government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

  •
  the requirement to comply with a wide variety of foreign and U.S. laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Risk Factors" section;

  •
  challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. GAAP expertise in international locations and multiple financial information systems; and

  •
  labor disruptions, civil unrest, significant political instability, wars or other armed conflict or acts of terrorism.

        These risks could adversely affect our operations, business strategies and operating results.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

        Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

        Increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have become the subject of significant discussion by governmental bodies and the public throughout the world in recent years. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Additionally, efforts to change the regulation of financial markets, including the U.S. Dodd-Frank Act, may subject large users of derivatives, such as Bunge, to extensive new oversight and regulation. Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

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

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight of our industries, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could materially adversely affect our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transport of our products, which could adversely affect our business, cash flows and results of operations.

We are exposed to credit and counterparty risk relating to our customers in the ordinary course of business. In particular, we advance significant capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.

        We have various credit terms with customers, and our customers have varying degrees of creditworthiness, which exposes us to the risk of nonpayment or other default under our contracts and other arrangements with them. In the event that we experience significant defaults on their payment obligations to us, our financial condition, results of operations or cash flows could be materially and adversely affected.

        In Brazil, where there are limited third party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2011 and 2010, respectively, we had approximately $782 million and $815 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. These credit sales are also typically secured by the farmer's crop. At December 31, 2011 and 2010, our total fertilizer accounts receivable in Brazil were $408 million and $438 million, respectively. During 2011, approximately 56% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on these guarantees, see Note 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition, cash flows and results of operations.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and expand our business.

        We require significant amounts of capital to operate our business and fund capital expenditures. In addition, our working capital needs are directly affected by the prices of agricultural commodities, with increases in commodity prices generally causing increases in our borrowing levels. We are also required to make substantial capital expenditures to maintain, upgrade and expand our extensive network of storage facilities, processing plants, refineries, mills, logistics assets and other facilities to keep pace with competitive developments, technological advances and safety and environmental standards. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations.

        As of December 31, 2011, we had approximately $3,027 million unused and available borrowing capacity under various committed short- and long-term credit facilities and $4,081 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past year include the outsourcing of certain administrative activities in several regions, rationalization of manufacturing operations, including the closing of facilities and the implementation of a restructuring and consolidation of our operations in Brazil. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

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

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions, including the United States. Most of our directors and some of our officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult for you to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

  •
  directors to be removed without cause at any special general meeting only upon the affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution;

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

        These provisions, as well as any additional anti-takeover measures our Board of Directors could adopt in the future, could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

        Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a "passive foreign investment company," or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our common shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. Since PFIC status is determined on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a QEF election), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark-to-market" our common shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our common shares.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2011.

Facilities by Division

	Aggregate Daily Production Capacity	Aggregate Storage Capacity (1)
	(metric tons)
Division
Agribusiness	128,824	18,519,903
Sugar and Bioenergy	101,000	657,088
Food and Ingredients	51,933	985,685
Fertilizer	43,580	1,836,891

Facilities by Geographic Region

	Aggregate Daily Production Capacity	Aggregate Storage Capacity (1)
	(metric tons)
Region
North America	66,629	7,727,752
South America	199,061	11,073,477
Europe	37,987	2,353,107
Asia	21,660	845,231

(1)
Beginning in 2011, Agribusiness and the corresponding regional "Aggregate Storage Capacity" amounts include storage capacity at our ports.

        Our corporate headquarters in White Plains, New York, occupy approximately 58,000 square feet of space under a lease that expires in February 2013. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have 179 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 51 oilseed processing plants globally. We have 65 merchandising and distribution offices throughout the world.

  Sugar and Bioenergy

        In our sugar and bioenergy operations, we have eight mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Business—Sugar and Bioenergy."

  Food and Ingredients

        In our food and ingredients operations, we have 76 refining, packaging and milling facilities dedicated to our food and ingredients operations throughout the world.

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

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals, which could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. For example, our Brazilian subsidiaries are regularly audited and subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $65 million as of December 31, 2011 in respect of these claims. The Brazilian tax claims relate to income tax claims, value-added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Notes 14 and 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes. We believe that the allegations and claims are without merit, however, we are, at this time, unable to predict the outcome.

        We are also a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $71 million as of December 31, 2011 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

        Our common stock trades on the New York Stock Exchange under the ticker symbol "BG." The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
	(US$)
2012
First quarter (to February 21, 2012)	$67.06	$57.22
2011
Fourth quarter	$63.02	$55.51
Third quarter	73.08	56.10
Second quarter	75.44	65.42
First quarter	74.45	65.39
2010
Fourth quarter	$65.52	$57.45
Third quarter	61.61	46.29
Second quarter	61.85	47.19
First quarter	71.29	56.90
2009
Fourth quarter	$68.51	$57.06
Third quarter	72.41	54.44
Second quarter	67.89	46.58
First quarter	59.33	41.61

(b)   Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Mellon Investor Services LLC, our transfer agent, as of December 31, 2011, we had 145,610,029 common shares outstanding which were held by approximately 143 registered holders.

(c)   Dividends

        We intend to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly when, as and if declared by the Board of Directors in accordance with the terms of these shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

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

        We paid quarterly dividends on our common shares of $0.23 per share in the first two quarters of 2011 and $0.25 per share in the last two quarters of 2011. We paid quarterly dividends on our common shares of $0.21 per share in the first two quarters of 2010 and $0.23 per share in the last two quarters of 2010. We have declared a regular quarterly cash dividend of $0.25 per share payable on March 2, 2012 to shareholders of record on February 17, 2012.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2011, with respect to our equity compensation plans.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by shareholders (1)	6,630,360	(2)	$62.45	(3)	7,622,493	(4)
Equity compensation plans not approved by shareholders (5)	15,423	(6)	—	(7)	—	(8)

Total	6,645,783		$62.45		7,622,493

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 5,142,247 common shares, time-based restricted stock unit awards outstanding as to 295,764 common shares, performance-based restricted stock unit awards outstanding as to 852,757 common shares and 11,102 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 272,400 common shares under our Non-Employee Directors' Equity Incentive Plan, 54,825 unvested restricted stock units and 1,265 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 15,423 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

(e)   Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2006 through the quarter ended December 31, 2011. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

(f)    Purchases of Equity Securities by Registrant and Affiliated Purchasers

        On December 7, 2011, our Board of Directors approved a one-year extension of our existing share repurchase program through December 31, 2012. Under the program, which was originally established in June 2010, we are authorized to purchase up to $700 million of our common shares. As of December 31, 2011, we had repurchased approximately $474 million of our common shares, leaving approximately $226 million available for future share repurchases under the program. No shares were repurchased in the fourth quarter of 2011.

        Any repurchases may be made from time to time through a variety of means, including in the open market, in privately negotiated transactions or through other means as determined by us, and in compliance with applicable legal requirements. The timing and number of any shares repurchased will depend on a variety of factors, including share price and market conditions, and the program may be suspended or discontinued at any time at our discretion.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The selected historical financial information as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements and related notes.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(US$ in millions)
Consolidated Statements of Income Data:
Net sales	$58,743	$45,707	$41,926	$52,574	$37,842
Cost of goods sold	(56,015)	(43,196)	(40,722)	(48,538)	(35,327)

Gross profit	2,728	2,511	1,204	4,036	2,515
Selling, general and administrative expenses	(1,553)	(1,558)	(1,342)	(1,613)	(1,359)
Gain on sale of fertilizer nutrients assets	—	2,440	—	—	—
Interest income	102	69	122	214	166
Interest expense	(302)	(298)	(283)	(361)	(353)
Loss on extinguishment of debt	—	(90)	—	—	—
Foreign exchange gain (loss)	(19)	2	469	(749)	217
Other income (expense)—net	(16)	(26)	(25)	10	15

Income from operations before income tax	940	3,050	145	1,537	1,201
Income tax (expense) benefit	(44)	(689)	110	(245)	(310)
Equity in earnings of affiliates	44	27	80	34	33

Net income	940	2,388	335	1,326	924
Net (income) loss attributable to noncontrolling interest	2	(34)	26	(262)	(146)

Net income attributable to Bunge	942	2,354	361	1,064	778
Convertible preference share dividends	(34)	(67)	(78)	(78)	(40)

Net income available to common shareholders	$908	$2,287	$283	$986	$738

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(US$, except outstanding share data)
Per Share Data:
Earnings per common share—basic (1)
Earnings to Bunge common shareholders	$6.20	$16.20	$2.24	$8.11	$6.11

Earnings per common share—diluted (2)
Earnings to Bunge common shareholders	$6.07	$15.06	$2.22	$7.73	$5.95

Cash dividends declared per common share	$0.98	$0.90	$0.82	$0.74	$0.67

Weighted-average common shares outstanding—basic	146,583,128	141,191,136	126,448,071	121,527,580	120,718,134
Weighted-average common shares outstanding—diluted (2)	155,209,045	156,274,814	127,669,822	137,591,266	130,753,807

	Year Ended December 31,
(US$ in millions)	2011	2010	2009	2008	2007
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$2,614	$(2,435)	$(368)	$2,543	$(411)
Cash provided by (used for) investing activities	(1,220)	2,509	(952)	(1,106)	(794)
Cash provided by (used for) financing activities	(1,060)	(30)	774	(1,146)	1,762

	Year Ended December 31,
(US$ in millions)	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$835	$578	$553	$1,004	$981
Inventories (3)	5,733	6,635	4,862	5,653	5,924
Working capital	6,181	5,811	5,576	5,102	5,684
Total assets	23,275	26,001	21,286	20,230	21,991
Short-term debt, including current portion of long-term debt	733	2,330	197	551	1,112
Long-term debt	3,348	2,551	3,618	3,032	3,435
Mandatory convertible preference shares (2)	—	—	863	863	863
Convertible perpetual preference shares (2)	690	690	690	690	690
Common shares and additional paid-in capital	4,830	4,794	3,626	2,850	2,761
Total equity	$12,075	$12,554	$10,365	$8,128	$8,697

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions of metric tons)
Other Data:
Volumes:
Agribusiness	117.2	108.7	111.1	113.4	114.4
Sugar and bioenergy	8.2	8.2	6.7	4.3	—
Edible oil products	6.0	6.0	5.7	5.7	5.5
Milling products	4.6	4.6	4.3	3.9	4.0
Total food and ingredients	10.6	10.6	10.0	9.6	9.5
Fertilizer	6.0	7.7	11.6	11.1	13.1
Total volume	142.0	135.2	139.4	138.4	137.0

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge's outstanding 862,455 5.125% cumulative mandatory convertible preference shares were mandatorily converted into Bunge common shares on December 1, 2010. The annual dividend on each mandatory convertible preference share was $51.25, payable quarterly. Each mandatory convertible preference share automatically converted on December 1, 2010 at a conversion rate of 9.7596 per share for a total of 8,417,215 of our common shares. Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.0991 Bunge Limited common shares (7,583,790 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $4,075 million, $4,851 million, $3,380 million, $2,741 million, and $3,358 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Bunge Limited, a Bermuda company, together with its subsidiaries is a leading global agribusiness and food company operating in the farm-to-consumer food chain. Our results of operations are affected by key factors in each of our business segments as discussed below.

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

        Profitability in this segment is affected by the availability and quality of sugarcane, which impacts our capacity utilization rates, and by market prices of sugarcane, sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors, such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the usable crop decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five or six consecutive harvests, depending on location. We own and have partnership agreements for land on which we grow and harvest sugarcane and we also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the São Paulo state sugarcane and sugar and ethanol council, based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by many factors, including changes in global or regional economic conditions, the financial condition of customers, including customer access to credit, worldwide consumption of food products, changes in population growth rates, changes in per capita incomes, and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that the factors described above will continue to affect supply and demand for our sugar and bioenergy products.

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

  Fertilizer

        In the fertilizer segment, demand for our products is affected by the profitability of the agricultural sectors we serve, the availability of credit to farmers, agricultural commodity prices, international fertilizer prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvest. In addition, our profitability is impacted by international selling prices for imported fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, ocean freight rates and other import fees. Due to our significant operations in South America, our results in this segment are typically seasonal, with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the agricultural cycle.

        In addition to the above industry related factors which impact our business divisions, our results of operations are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is the local currency subsidiary statements of income and cash flows are translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates during the monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during a monthly period impact our consolidated statements of income and cash flows for that period and also affect comparisons between periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 were foreign exchange net translation gains (losses) of $(1,130) million, $247 million and $1,062 million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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

        We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of an investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign exchange translation gains or losses on such permanently invested intercompany loans are reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. In contrast, foreign exchange translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as a foreign exchange gain/(loss).

  Income Taxes

        As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 39%. The jurisdictions that most significantly impact our effective tax rate are Brazil, the United States and Argentina. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events.

Results of Operations

  2011 Overview

        Net income attributable to Bunge for 2011 was $942 million compared to $2,354 million for 2010, which included the gain on the sale of our Brazilian fertilizer nutrients assets in May 2010 of $1,901 million. Total segment EBIT of $1,154 million declined from $3,228 million in 2010, which included the pretax gain of $2,440 million on the sale of our Brazilian fertilizer nutrients assets and $90 million of expenses related to make whole payments in connection with the repayment of debt.

        Agribusiness segment EBIT increased 11% driven by improved grain origination and oilseed processing results. Grain origination results were weighted to the first half of 2011 and benefited from a large South American harvest. Oilseed processing results improved significantly over 2010 driven by stronger results in Europe and Brazil as both areas benefited from better crops, particularly the improvement in European sunflower seed following a 2010 drought in Eastern Europe. Oilseed processing operations in North America and Asia continued to face challenging environments due to excess capacity. Volumes in the segment increased 8%, reflecting larger Eastern European crops, the impact of the expansion of our grain origination network, primarily in North America, and the expansion of our oilseed processing operations in Asia. Additionally, a gain of $37 million was recognized on the sale of our interest in a European oilseed processing facility joint venture during 2011. Impairment and restructuring charges of $40 million were recorded in 2010.

        Sugar and bioenergy segment EBIT declined to $(20) million compared to $(13) million in 2010 as higher gross margins were offset by higher SG&A and the impact of foreign exchange results related to derivatives hedging forward sales commitments. Industrial performance improved significantly compared to 2010 but continued to be impacted by the higher fixed cost absorption resulting from reduced capacity utilization due to the effects of the 2010 drought and adverse weather in 2011 on sugarcane yields and quality. The improvements in our industrial operations were more than offset by weak results in our sugar merchandising business when compared to 2010 and foreign exchange losses of $4 million in 2011, compared with $30 million of gains in 2010 driven by volatility of the Brazilian real relative to the U.S. dollar. Transaction fees of $11 million and restructuring charges of $3 million were recorded in 2010.

        In the food and ingredients division, edible oil products segment EBIT increased to $137 million in 2011 from $80 million in 2010. Impairment and restructuring charges of $29 million and a provision of $12 million related to expiring tax credits in Brazil were recorded in the edible oil products segment in 2010. The remaining increase in segment EBIT resulted from strong packaged oil margins, primarily in North America, resulting from improved pricing and product mix and a $6 million gain in 2011 on the sale of an idled Canadian facility. Milling products segment EBIT increased to $104 million from $67 million in 2010 primarily as a result of improved margins in corn milling resulting from better milling yields and effective risk management. Rice milling operations also contributed to improved results. A gain of $6 million related to the sale of an idled wheat milling facility in Brazil and impairment and restructuring charges of $12 million related primarily to the write-down of a long-term supply agreement that accompanied a Brazil wheat mill acquisition were recorded in 2010.

        Fertilizer segment EBIT was $(1) million in 2011 compared to $2,344 million in 2010 which included the $2,440 million gain on the sale of the Brazilian fertilizer nutrients assets. Fertilizer blending and distribution margins and volumes improved in 2011 as our Brazilian operations continued to transition following the sale of our Brazilian fertilizer nutrients assets in 2010 and our Argentine business continued to perform well. Restructuring charges of $4 million were recorded in 2010.

  Segment Results

        In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment. Prior to 2010, sugar and bioenergy results and assets were included in the agribusiness segment. Accordingly, amounts for 2009 have been reclassified to conform to the current period segment presentation.

        Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of our Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its fertilizer distribution business in Brazil as well as its operations in Argentina and the United States (see Note 3 to the consolidated financial statements). Additionally, we have retained our 50% interest in the fertilizer joint venture in Morocco.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
	2011	2010	2009
	(US$ in millions)
Volume (in thousands of metric tons):
Agribusiness	117,155	108,693	111,040
Sugar and Bioenergy	8,238	8,222	6,693
Edible Oil Products	5,989	5,976	5,688
Milling Products	4,617	4,605	4,332
Fertilizer	5,987	7,709	11,634

Total	141,986	135,205	139,387

Net sales:
Agribusiness	$38,909	$30,138	$27,934
Sugar and Bioenergy	5,842	4,455	2,577
Edible Oil Products	8,839	6,783	6,184
Milling Products	2,006	1,605	1,527
Fertilizer	3,147	2,726	3,704

Total	$58,743	$45,707	$41,926

Cost of goods sold:
Agribusiness	$(37,178)	$(28,478)	$(26,604)
Sugar and Bioenergy	(5,693)	(4,354)	(2,528)
Edible Oil Products	(8,377)	(6,356)	(5,772)
Milling Products	(1,772)	(1,437)	(1,375)
Fertilizer	(2,995)	(2,571)	(4,443)

Total	$(56,015)	$(43,196)	$(40,722)

Gross profit:
Agribusiness	$1,731	$1,660	$1,330
Sugar and Bioenergy	149	101	49
Edible Oil Products	462	427	412
Milling Products	234	168	152
Fertilizer	152	155	(739)

Total	$2,728	$2,511	$1,204

Selling, general & administrative expenses:
Agribusiness	$(785)	$(789)	$(719)
Sugar and Bioenergy	(167)	(139)	(39)
Edible Oil Products	(325)	(332)	(296)
Milling Products	(132)	(108)	(96)
Fertilizer	(144)	(190)	(192)

Total	$(1,553)	$(1,558)	$(1,342)

Gain on sale of fertilizer nutrients assets	$—	$2,440	$—

	Year Ended December 31,
	2011	2010	2009
	(US$ in millions)
Foreign exchange gain (loss):
Agribusiness	$(16)	$(4)	$216
Sugar and Bioenergy	(4)	30	2
Edible Oil Products	3	—	(4)
Milling Products	—	(1)	(1)
Fertilizer	(2)	(23)	256

Total	$(19)	$2	$469

Equity in earnings of affiliates:
Agribusiness	$33	$18	$15
Sugar and Bioenergy	2	(6)	(12)
Edible Oil Products	—	—	86
Milling Products	5	3	4
Fertilizer	4	12	(13)

Total	$44	$27	$80

Noncontrolling interest:
Agribusiness	$(22)	$(47)	$(26)
Sugar and Bioenergy	(2)	9	6
Edible Oil Products	(6)	(5)	(10)
Milling Products	—	—	—
Fertilizer	—	(35)	87

Total	$(30)	$(78)	$57

Other income (expense):
Agribusiness	$(7)	$2	$(4)
Sugar and Bioenergy	2	(8)	2
Edible Oil Products	3	(10)	(7)
Milling Products	(3)	5	(1)
Fertilizer	(11)	(15)	(15)

Total	$(16)	$(26)	$(25)

Loss on extinguishment of debt:
Other	$—	$(90)	$—

Segment earnings before interest and tax (1)
Agribusiness	$934	$840	$812
Sugar and Bioenergy	(20)	(13)	8
Edible Oil Products	137	80	181
Milling Products	104	67	58
Fertilizer	(1)	2,344	(616)
Other	—	(90)	—

Total	$1,154	$3,228	$443

	Year Ended December 31,
	2011	2010	2009
	(US$ in millions)
Depreciation, depletion and amortization:
Agribusiness	$(196)	$(179)	$(179)
Sugar and Bioenergy	(171)	(116)	(15)
Edible Oil Products	(87)	(78)	(73)
Milling Products	(27)	(27)	(27)
Fertilizer	(45)	(43)	(149)

Total	$(526)	$(443)	$(443)

Net income attributable to Bunge	$942	$2,354	$361

(1)
Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure. Bunge's management believes segment EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Total segment earnings before interest and tax	$1,154	$3,228	$443
Interest income	102	69	122
Interest expense	(302)	(298)	(283)
Income tax (expense) benefit	(44)	(689)	110
Noncontrolling interest share of interest and tax	32	44	(31)

Net income attributable to Bunge	$942	$2,354	$361

  2011 Compared to 2010

        Agribusiness Segment.    Agribusiness segment net sales increased 29% due primarily to an increase in average selling prices for agricultural commodities resulting from global supply and demand factors, and higher volumes. Volumes increased by 8% when compared to 2010 due to stronger origination and processing volumes in South America, higher distribution volumes, primarily in Europe due to increased availability of sunflower seed, and the expansion of our grain origination operations in North America and oilseed processing operations in Asia.

        Cost of goods sold increased 31% compared to 2010 due primarily to the increase in commodity prices and higher volumes. Cost of goods sold was also unfavorably impacted by the effect of the weaker average U.S. dollar on the translation of functional currency costs. Cost of goods sold in 2010 included $36 million of impairment and restructuring charges.

        Gross profit increased to $1,731 from $1,660 in 2010 driven by improved grain origination margins and volumes in the first half of 2011 which benefited from a large South American harvest and improved North American oilseed processing margins. Also contributing to the results were strong oilseed processing margins and volumes in South America resulting from better crops, and higher distribution volumes, particularly sunflower seeds in Europe, during the second half of the year. Gross profit in 2010 was reduced by $36 million of impairment and restructuring charges.

        SG&A expenses of $785 million decreased slightly when compared to 2010. Restructuring charges of $4 million were recorded in 2010.

        Foreign exchange losses were $16 million in 2011 compared to losses of $4 million in 2010, related primarily to the volatility of many global currencies relative to the U.S. dollar during both periods. Foreign exchange losses in both 2011 and 2010 were partially offset by inventory mark-to-market impacts included in cost of goods sold.

        Equity in earnings of affiliates increased to income of $33 million in 2011, primarily due to a gain of $37 million on the sale of our interest in a European oilseed processing facility joint venture. This gain was partially offset by weaker results in a European biodiesel joint venture.

        Noncontrolling interest was $22 million in 2011 and $47 million in 2010 and represents the noncontrolling interest share of period income at our non-wholly-owned subsidiaries, primarily our oilseed processing operations in China.

        Other income (expense) for 2011 was a net expense of $7 million compared to income of $2 million in 2010.

        Agribusiness segment EBIT increased 11% as a result of the factors discussed above.

        Sugar and Bioenergy Segment.    Sugar and bioenergy segment net sales increased 31% when compared to 2010 largely due to higher selling prices for sugar and ethanol. Volumes were substantially unchanged from 2010 with improved industrial volumes largely offset by lower sugar merchandising volumes.

        Cost of goods sold also increased 31% due to the impact of higher global sugar prices on our merchandising business. In addition, higher industrial volumes and the influence of higher global sugar and ethanol prices on the cost of sugarcane sourced from third parties in Brazil also contributed to the increase in cost of goods sold. Cost of goods sold in 2011 included approximately $14 million of charges related to counterparty valuation adjustments as certain millers supplying a portion of our sugar merchandising volumes were not able to meet commitments as a result of the 2010 drought in Brazil.

        Gross profit increased to $149 million in 2011 from $101 million in 2010 primarily due to improved results in our industrial business which benefited from higher sales prices and volumes. These improvements were partially offset by weaker results in our sugar merchandising business.

        SG&A expenses increased to $167 million in 2011 from $139 million in 2010, primarily due to the expansion of our industrial business and the unfavorable impact of a stronger average Brazilian real on the translation of functional currency costs into U.S. dollars. SG&A expenses in 2010 included approximately $11 million of acquisition-related expenses and $3 million of restructuring charges.

        Foreign exchange losses were $4 million in 2011 compared to gains of $30 million in 2010 driven by the impact of continued volatility of the Brazilian real relative to the U.S. dollar on derivatives hedging our operations in Brazil. Equity in earnings of affiliates was $2 million in 2011 compared to a loss of $6 million in 2010 reflecting the improved results of our North American bioenergy investments.

        Noncontrolling interest of $(2) million in 2011 and $9 million in 2010 and represents the noncontrolling interest share of period (income) loss at our non-wholly-owned Brazilian sugarcane mills.

        Segment EBIT decreased by $7 million to a loss of $20 million from a loss of $13 million in 2010 as increases in SG&A and the impact of foreign exchange losses relative to 2010 gains more than offset improvements in gross profit.

        Edible Oil Products Segment.    Net sales increased 30% primarily due to higher average selling prices of edible oil products. Volumes increased slightly when compared to 2010.

        Cost of goods sold increased 32% as a result of higher raw material costs. Cost of goods in 2010 included impairment charges of $27 million primarily related to the write-down of a European oilseed processing and refining facility.

        Gross profit increased 8% due primarily to the impact of the impairment charges which reduced 2010 gross profit. Stronger margins in 2011 for packaged oils, primarily in North America, also contributed to higher gross profit.

        SG&A decreased 2% compared to 2010, which included a provision of $12 million for expiring tax credits in Brazil and restructuring charges of $3 million. SG&A was also unfavorably impacted by the weaker average U.S. dollar on the translation of functional currency costs into U.S. dollars.

        Foreign exchange results for 2011 were a gain of $3 million compared to zero for 2010.

        Other income (expense) was $3 million of net income in 2011 compared to net expense of $10 million in 2010. Other income (expense) for 2011 included a $6 million gain related to the sale of an idled facility in Canada.

        Segment EBIT increased by $57 million to $137 million from $80 million in 2010. This increase relates primarily to the reduced 2010 segment EBIT resulting from the $29 million of impairment and restructuring charges and the $12 million provision for expiring tax credits in Brazil. The remaining increase in segment EBIT resulted from higher gross margins and the 2011 gain related to the sale of an idled facility in Canada.

        Milling Products Segment.    Milling products segment net sales increased 25% from 2010 due to higher average selling prices as global corn and wheat prices increased compared to last year. Volumes increased slightly as higher volumes in our U.S. rice milling business acquired in the fourth quarter of 2010 more than offset decreases in our corn and wheat milling volumes.

        Cost of goods sold increased 23% when compared to 2010 primarily due to the increase in raw material costs for both wheat and corn. Cost of goods sold in 2010 included impairment and restructuring charges of $12 million related primarily to the write-down of a long-term supply agreement that accompanied a wheat mill acquisition.

        Gross profit increased 39% compared to 2010. Gross profit in 2010 was reduced by $12 million of impairment and restructuring charges included in cost of goods sold as noted above. Gross profit in 2011 benefited from improved corn milling margins resulting primarily from strong milling yields on very high quality milling corn and effective risk management. A full year of rice milling operations also benefited 2011 gross profit. Wheat milling gross margins were consistent with last year.

        SG&A expenses increased 22% primarily due to higher selling expenses and $5 million of bad debts in Brazil, as well as the negative impact of the stronger average Brazilian real on the translation of functional currency costs into U.S. dollars. A full year of rice milling costs also increased expenses compared with 2010. SG&A expenses in 2010 included restructuring charges of $3 million.

        Other income (expense) was an expense of $3 million in 2011 compared to income of $5 million in 2010 which included a $6 million gain on the sale of a wheat milling facility in Brazil.

        Segment EBIT increased to $104 million in 2011 from $67 million in 2010 primarily as a result of increased gross profit as described above.

        Fertilizer Segment.    Fertilizer segment net sales increased 15% in 2011 when compared to 2010 as a result of higher international fertilizer prices. Volumes declined 22% compared to 2010 primarily due to the sale of our Brazilian nutrients assets, including Fosfertil, in the second quarter of 2010.

        Cost of goods sold increased 16% primarily as a result of higher raw material costs despite the lower volumes. This reflects Bunge's business transition from an integrated producer of phosphates from our own mines prior to the sale of our nutrients assets to a blender and distributor of blended NPK fertilizers with raw materials purchased almost entirely from third parties. Cost of goods sold in 2010 included restructuring charges of $4 million.

        Gross profit of $152 million in 2011 declined slightly from $155 million in 2010 as a result of increases in fertilizer raw material costs.

        SG&A declined to $144 million in 2011 from $190 million in 2010 primarily as a result of the elimination of certain costs associated with the Brazilian nutrients assets.

        Gain on sale of fertilizer nutrients assets was $2,440 million in 2010. The disposal of our Brazilian nutrients assets, including our investments in Fosfertil and Fosbrasil, a phosphoric acid joint venture, was completed during the second quarter of 2010.

        Foreign exchange losses of $2 million in 2011 decreased from losses of $23 million in 2010, primarily driven by lower U.S. dollar monetary liability positions funding working capital during 2011 when compared to 2010.

        Equity in earnings of affiliates decreased to $4 million from $12 million in 2010 due to weaker results in our Moroccan phosphate joint venture driven by the acceleration of a scheduled annual maintenance shut-down due to volatile margins.

        There was no noncontrolling interest in our fertilizer segment in 2011. Noncontrolling interest of $35 million in 2010 was the noncontrolling interest share of period income at Fosfertil. Segment EBIT decreased to $(1) million compared to $2,344 million in 2010 which included the $2,440 million gain on the sale of the Brazilian nutrients assets.

        Segment EBIT for 2011 reflects the transition of our business in Brazil, as well as continuing good performance from our liquid fertilizer business in Argentina.

        Loss on Extinguishment of Debt.    In 2010, we recorded an expense of $90 million related to make-whole payments made in connection with the early repayment of approximately $827 million of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets.

        Interest.    A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2011	2010
Interest income	$102	$69
Interest expense	(302)	(298)

        Interest income increased 48% primarily due to interest income related to certain income tax prepayments, primarily in Brazil. Interest expense increased 1% as higher average borrowings resulting from increased working capital requirements during 2011 more than offset the impact of lower average interest rates when compared to 2010. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense.    In 2011, we recorded income tax expense of $44 million compared to $689 million in 2010. The effective tax rate for 2011 was 5% compared to 23% in 2010. The lower effective tax rate for 2011 resulted primarily from lower taxable income in higher tax jurisdictions, particularly Brazil. The effective tax rate for 2010 resulted primarily from the tax impact of the gain on the Brazilian fertilizer nutrients assets sale in the second quarter of 2010.

        Included in our income tax expense for 2010 was $539 million of taxes on the gain from the Brazilian fertilizer nutrients assets sale. Also included was $80 million of valuation allowances related to deferred tax assets which we do not expect to fully recover prior to their expiration and $15 million of tax expense related to the new "thin capitalization" tax legislation that was enacted in Brazil in September 2010, which denies income tax deductions for interest payments with respect to certain debt to the extent a company's debt-to-equity ratio exceeds a certain threshold or the debt is with related parties located in a tax haven jurisdiction as defined under the law.

        Net Income Attributable to Bunge.    2011 net income attributable to Bunge was $942 million compared to $2,354 million in 2010 which included the $1,901 million gain on the sale of the Brazilian fertilizer nutrients assets.

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

        Noncontrolling interest was $47 million in 2010 and $26 million in 2009 and represents the noncontrolling interest share of period income at our non-wholly-owned subsidiaries, primarily our oilseed processing operations in China.

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

        SG&A expenses increased to $139 million in 2010 from $39 million in 2009 primarily due to the addition of the Moema mills and the related expansion of our industrial operations. SG&A also increased by the impact of a weaker U.S. dollar on the translation of local currency costs into U.S. dollars. In addition, 2010 includes transaction costs of $11 million related to the Moema acquisition and restructuring charges of $3 million related to consolidation of our Brazilian operations.

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

        Noncontrolling interest was $9 million in 2010 and $6 million in 2009 and represents the noncontrolling interest share of period losses at our non-wholly-owned Brazilian sugar cane mills.

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

        SG&A increased 12% primarily due to the impact of a weaker average U.S. dollar on foreign local currency costs in Brazil translated into U.S. dollars and restructuring charges of $3 million.

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

        Noncontrolling interest decreased due to weaker results in non-wholly-owned subsidiaries, mainly in Poland.

        Other income (expense) was a net expense of $10 million in 2010 compared to net expense of $7 million in 2009.

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

        Gross profit increased 11% primarily as a result of better operating conditions for our wheat mills in Brazil compared to 2009, when a very large Brazilian wheat crop brought smaller, opportunistic competitors into the market for the crop season, pressuring wheat milling margins. The higher gross profit in wheat milling is partially offset by lower volumes and margins in corn milling.

        SG&A expenses increased 13% primarily due to restructuring charges of $3 million and the unfavorable impact of foreign exchange translation of the Brazilian real into U.S. dollars.

        Other income of $5 million in 2010 was primarily related to a gain on the sale of a wheat milling facility in Brazil.

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

        Cost of goods sold decreased 42% primarily as a result of lower volumes and raw material costs compared to 2009. 2010 also included restructuring charges of $4 million.

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

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.89 and 1.58 at December 31, 2011 and 2010, respectively.

        Cash and Cash Equivalents.    Cash and cash equivalents were $835 million at December 31, 2011 and $578 million at December 31, 2010. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns. Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and in government securities. We received net cash proceeds of $3,500 million from the sale of our Brazilian fertilizer nutrients assets in the second quarter of 2010. Approximately $1,500 million was used to repay short and long-term debt and $354 million to repurchase common shares under our share repurchase program. The remainder was used to fund working capital needs.

        Readily Marketable Inventories.    Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment were $3,724 million at December 31, 2011 and $4,540 million at December 31, 2010, respectively. Agribusiness readily marketable inventories are valued at fair value. The sugar and bioenergy segment included readily marketable sugar inventories of $139 million and $86 million at December 31, 2011 and December 31, 2010, respectively. Of these readily marketable sugar inventories, $83 million and $66 million, respectively were in our trading and merchandising business and were carried at fair value. Sugar inventories in our industrial business are readily marketable, but are carried at lower of cost or market. Readily marketable inventories at fair value in the aggregate amount of $212 million and $225 million at December 31, 2011 and December 31, 2010, respectively, were included in our edible oils products and milling products segment inventories. We recorded interest expense on debt financing readily marketable inventories of $106 million and $90 million in the year ended December 31, 2011 and 2010, respectively.

        Financing Arrangements and Outstanding Indebtedness.    We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities.    At December 31, 2011, we had approximately $3,350 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,027 was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2011	December 31, 2011	December 31, 2010
		(US$ in millions)
Commercial Paper	2016	$600	$73	$—
Long-Term Revolving Credit Facilities (1)	2014-2016	2,750	250	—

Total		$3,350	$323	$—

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

        Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. In November 2011, the liquidity facility was amended to extend the expiration date of the banks' commitments to November 17, 2016 and to increase the total commitments under the liquidity agreement from $575 million to $600 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. Facility financing fees of $2 million were paid at inception of the credit agreement and are amortized to interest expense on a straight-line basis over the agreement's five year term. At December 31, 2011, $73 million was outstanding under the commercial paper program.

        On February 15, 2012, Moody's Investor Services placed the credit ratings of certain financial institutions on negative credit watch. Among the affected institutions are three banks with an aggregate commitment of $110 million under our $600 million liquidity facility, which requires that participating banks carry a short-term credit rating of at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. If these banks' short-term credit ratings are downgraded below P-1 by Moody's, the affected banks' participation in the liquidity facility would have to be terminated, which would have the effect of reducing the maximum aggregate amount of commercial paper and/or direct borrowings that can be outstanding under the liquidity facility by the amount of the downgraded banks' commitments, unless we are able to replace the downgraded banks with other lenders that meet the minimum ratings criteria.

        In November 2011, we entered into an unsecured $1 billion revolving credit facility which matures on November 17, 2016. This credit facility replaced the then existing $1 billion three-year revolving credit agreement that had been scheduled to mature on June 1, 2012, which was terminated in accordance with its terms in connection with the entry into the new credit facility. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable each quarter based on the average undrawn portion of the credit agreement at rates ranging from 0.125% to 0.275%. Facility financing fees of approximately $6 million were paid at inception of the credit agreement and are amortized to interest expense on a straight-line basis over the five-year term of the credit agreement. There was $250 million outstanding under this credit agreement at December 31, 2011.

        In March 2011, we entered into a syndicated $1,750 million revolving credit agreement that matures on April 19, 2014. The credit agreement replaced the then existing $632 million three-year and $600 million 17-month revolving credit agreements scheduled to mature on April 16, 2011, which were terminated in accordance with their terms. Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35 percent of the applicable margin. Facility financing fees of approximately $16 million were paid at inception of the credit agreement and are amortized to interest expense on a straight-line basis over the three-year term. There were no borrowings outstanding under this credit agreement at December 31, 2011.

        In addition to the committed facilities above, from time-to-time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2011 and 2010, $400 million and $1,075 million, respectively, was outstanding under these uncommitted short-term credit lines.

        Short and Long-Term Debt.    Our short and long-term debt decreased by $800 million at December 31, 2011 from December 31, 2010, primarily due to lower working capital levels.

        For the year ended December 31, 2011, our average short and long-term debt outstanding was approximately $5.0 billion compared to $4.1 billion for the year ended December 31, 2010. The increase resulted primarily from higher commodity prices. Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories. The long-term debt outstanding balance was $3,362 million at December 31, 2011 compared to $3,163 million at December 31, 2010. The following table summarizes our short-term debt activity during the year ended December 31, 2011.

(US$ in millions)	Outstanding Balance at December 31, 2011	Weighted Average Interest Rate at December 31, 2011	Highest Balance Outstanding During 2011 (1)	Average Balance During 2011 (1)	Weighted Average Interest Rate During 2011
Bank Borrowings	$646	4.94%	$1,760	$1,214	2.88%
Commercial Paper	73	0.33%	575	89	0.33%

Total	$719	4.47%	$2,335	$1,303	2.71%

(1)
Based on monthly balances.

        In March 2011, we completed the sale of $500 million aggregate principal amount of unsecured senior guaranteed notes, bearing interest at 4.10% per annum and maturing on March 15, 2016. The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011. The net proceeds from this offering of approximately $496 million after deducting underwriters' commissions and offering expenses were used for general corporate purposes, including working capital. Debt issuance costs of approximately $4 million were paid in conjunction with the issuance of the senior notes and will be amortized to interest expense on a straight-line basis over the five-year term of the senior notes.

        Our Japanese Yen 10 billion term loan and $475 million of other term loans matured and were repaid in October and August 2011, respectively.

        We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In April 2011, we repaid $47 million of subsidiary debt, including interest and principal.

        The following table summarizes our short and long-term indebtedness:

	December 31,
(US$ in millions)	2011	2010
Short-term debt:
Short-term debt (1)	$719	$1,718
Current portion of long-term debt	14	612

Total short-term debt	733	2,330
Long-term debt (2):
Term loans due 2011—LIBOR plus 1.25% to 1.75% (3)	—	475
Term loan due 2013—fixed interest rate of 3.32%	300	300
Japanese Yen term loan due 2011—Yen LIBOR plus 1.40% (4)	—	123
Revolving credit facilities	250	—
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% and URTJLP plus 9.20% payable through 2017 (5)(6)(7)	64	118
Other	216	115

Subtotal	3,362	3,163

Less: Current portion of long-term debt	(14)	(612)

Total long-term debt	3,348	2,551

Total debt	$4,081	$4,881

(1)
Includes $67 million of local currency borrowings in Eastern Europe at a weighted average interest rate of 27.81% as of December 31, 2011. Includes secured debt of $15 million at December 31, 2010.

(2)
Includes secured debt of $66 million and $122 million at December 31, 2011 and December 31, 2010, respectively.

(3)
One, three and six month LIBOR at December 31, 2011 were 0.30%, 0.58% and 0.81% per annum, respectively, and at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively.

(4)
Three month Yen LIBOR at December 31, 2010 was 0.19% per annum.

(5)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of December 31, 2011 and 2010 was 6.00% per annum for both periods.

(7)
URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of December 31, 2011 and December 31, 2010 was TJLP minus 4.03% and 6.00% per annum, respectively.

        Credit Ratings.    Bunge's debt ratings and outlook by major credit rating agency at December 31, 2011 were as follows:

	Short-term Debt	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB-	Stable
Moody's	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Negative

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

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2011.

        Interest Rate Swap Agreements.    We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in ASC Topic 815 Derivatives and Hedging, is recognized to the extent that these two adjustments do not offset.

        Equity.    Our total shareholders' equity was $12,075 million at December 31, 2011, as set forth in the following table:

	December 31,
(US$ in millions)	2011	2010
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,829	4,793
Retained earnings	6,917	6,153
Accumulated other comprehensive income	(610)	583
Treasury shares, at cost (2011—1,933,286)	(120)	—

Total Bunge shareholders' equity	11,707	12,220
Noncontrolling interest	368	334

Total equity	$12,075	$12,554

        Total Bunge shareholders' equity decreased to $11,707 million at December 31, 2011 from $12,220 million at December 31, 2010. The change in equity was primarily due to foreign currency translation losses of $1,130 million, treasury shares acquired for $120 million and declared dividends to common and preferred shareholders of $144 million and $34 million, respectively, partially offset by net income attributable to Bunge for the year ended December 31, 2011 of $942 million.

        Noncontrolling interest increased to $368 million at December 31, 2011 from $334 million at December 31, 2010 due primarily to capital contributions totaling $95 million by noncontrolling interest holders, partially offset by dividends of $18 million to noncontrolling interests and a net redemption valued at $21 million by certain third-party investors in a private investment fund consolidated by Bunge. Of the contributions from noncontrolling interest holders, $59 million were related to joint venture operations that have been in process of construction or expansion and Bunge made proportionate contributions, resulting in no changes in ownership percentages related to these entities. During the fourth quarter of 2011, we entered into a joint venture to manage a crushing and refining operation in Canada. Bunge has a 51% controlling interest in the joint venture and made a capital contribution of $24 million.

        On December 1, 2010, Bunge's 5.125% cumulative mandatory convertible preference shares were converted to 8,417,215 common shares pursuant to the terms of the instrument governing these securities. Bunge utilized 6,714,573 treasury shares acquired as a result of repurchases made under Bunge's share repurchase program and issued 1,702,642 common shares to satisfy the mandatory conversion.

        At December 31, 2011, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend rate of $4.875 per share. Dividends are cumulative and are payable quarterly in arrears. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into approximately 1.0991 Bunge Limited common shares, based on the conversion price of $90.9802 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

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

        2011 Compared to 2010.    In 2011, our cash and cash equivalents increased by $257 million, reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2010, our cash and cash equivalents increased by $25 million, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $144 million of transaction costs and $280 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale, offset by utilization of cash to repay debt, repurchase shares and the net impact of cash flows from other operating, investing and financing activities.

        Our operating activities generated cash of $2,614 million for the year ended December 31, 2011 compared to cash used of $2,435 million in 2010. The positive cash flows from operating activities for the year ended December 31, 2011 resulted primarily from improved cash earnings from operations.

Operating cash inflows in 2011 also included the net proceeds of approximately $640 million from sales of accounts receivable under our new global trade receivables securitization program that we entered into in June. Cash outflows included approximately $500 million of trade accounts payable related to fertilizer imports as we can more efficiently fund fertilizer imports through internal sources, and $112 million of payments of accrued export tax obligations in Argentina. The negative cash flows from operating activities for the year ended December 31, 2010 resulted primarily from higher average working capital needs. Operating cash outflows for 2010 also included $280 million of withholding taxes and $144 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets and increased working capital needs due to increase in commodity prices.

        Certain of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. U.S. dollar-denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2011 and December 31, 2010, we recorded foreign exchange losses of $113 million and $75 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $1,220 million in the year ended December 31, 2011, compared to cash generated of $2,509 million in 2010, reflecting the proceeds of $3.5 billion, net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, from the sale of our Brazilian fertilizer nutrients assets. Cash used for investing activities during 2011 related primarily to capital expenditures of $1,125 million and included investments related to sugarcane planting in Brazil, the completion of our EGT, LLC export terminal in the state of Washington U.S., as well as other logistics and transportation assets, completion of oilseed processing facilities in China and Vietnam, expansion of our edible oil refining and packaging businesses in Europe, North America and Asia, and investments in management information systems. Proceeds from the sale or disposal of property, plant and equipment of $141 million in 2011 included the sale of certain buildings and other equipment.

        In addition to capital expenditures, we acquired a port terminal in Ukraine for $100 million (net of $2 million cash acquired), consisting of $83 million in cash and $17 million of obligations related to assets under construction, a tomato products business in Brazil for $97 million, consisting of $81 million in cash and $16 million in contingent liabilities, and a margarine business and grain elevator operations in North America for a total of $28 million. We also sold our investment in a European oilseed processing facility joint venture for cash proceeds of $54 million and a cost method investment in Russia for net proceeds of $16 million.

        During 2010, we paid $80 million to acquire the fertilizer business of Petrobras Argentina S.A., $48 million in cash in connection with the Moema acquisition, $64 million to acquire several grain elevators in the U.S. and $43 million to acquire a U.S. rice milling business. Payments made for capital expenditures in 2010 included investments related to our EGT, LLC export grain terminal facility in the United States, construction of oilseed processing facilities in Vietnam and China, and construction and/or expansion projects at our sugar mills in Brazil. Proceeds from the sale or disposal of property, plant and equipment in 2010 included $16 million for the sale of certain logistics assets and other equipment.

        Investments in affiliates in 2011 included expansion of U.S. grain elevator operations and a fertilizer storage terminal, construction of an oilseed processing facility in Paraguay, as well as the establishment of a shipping joint venture. Investments in affiliates in 2010 included a $2 million investment in a biofuels joint venture.

        Cash used for financing activities was $1,060 million in the year ended December 31, 2011 compared to cash used of $30 million in 2010. For the year ended December 31, 2011, we had a net decrease of $824 million in borrowings due primarily to debt maturities within the year which were repaid with cash generated from operations. In 2010, we had a net increase in borrowings of $480 million excluding $555 million of debt assumed in the Moema acquisition and including $496 million of Moema debt repaid following completion of the acquisition. Dividends paid to our common shareholders in the years ended December 31, 2011 and December 31, 2010 were $140 million and $124 million, respectively. Dividends paid to holders of our convertible preference shares in the year ended December 31, 2011 and December 31, 2010, were $34 million and $78 million, respectively. During the year ended December 31, 2011, in connection with our common share repurchase program, we repurchased 1,933,286 common shares at a cost of $120 million. Bunge repurchased 6,714,573 common shares for $354 million from inception of the program in June 2010 through December 31, 2010.

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

        Our operating activities used cash of $2,435 million in 2010, compared to cash used of $368 million in 2009. Our cash flow from operations varies depending on the timing of the acquisition of, and the market prices for our inventories. In 2010, the negative cash flow from operating activities was primarily due to $280 million of withholding taxes and $144 million of transaction closing costs paid related to the sale of our Brazilian fertilizer nutrients assets and increased working capital needs due to increase in commodity prices.

        Certain of our operating subsidiaries are funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as a foreign exchange gain or loss. For the years ended December 31, 2010 and 2009, we had a $75 million loss and a $606 million gain, respectively, on debt denominated in U.S. dollars at our subsidiaries, which was included as an adjustment to reconcile net income to cash (used for) provided by operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

        Cash generated from investing activities was $2,509 million in 2010, compared to cash used of $952 million in 2009. The positive cash flow reflects net proceeds of $3.5 billion, net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, received from the sale of our Brazilian fertilizer nutrients assets, partially offset by cash used for acquisitions and capital expenditures. During 2010, we paid $80 million to acquire the fertilizer business of Petrobras Argentina S.A., $48 million, net of $3 million cash acquired, in connection with the Moema acquisition, $5 million representing a purchase price adjustment for the working capital true-up for our 2009 European margarine acquisition and $5 million to acquire two crushing plants in

Turkey. In addition, we paid $64 million to acquire several grain elevators in the U.S., $43 million to acquire a U.S. rice milling business, and $7 million to acquire a Hungarian margarine business. Payments made for capital expenditures in 2010 included investments related to our export grain terminal facility in the state of Washington in the United States, construction of oilseed processing facilities in Vietnam and China, and construction and/or expansion projects at our sugar mills in Brazil.

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

        Proceeds from the disposal of property, plant and equipment of $16 million in 2010 included the sale of certain buildings and other equipment. Proceeds received in 2009 included $36 million for the sale of certain marine assets and other equipment.

        Cash used by financing activities was $30 million in 2010, compared to cash provided of $774 million in 2009. In 2010, we had a net increase of $480 million in borrowings, which primarily financed working capital requirements. This net increase in borrowings excludes $555 million of debt assumed in the Moema acquisition but includes $496 million of Moema debt repaid following completion of the acquisition. In 2009, we had a net increase in borrowings of $166 million, which primarily financed our working capital requirements. In August 2009, we sold 12,000,000 common shares of Bunge Limited in a public equity offering, including the exercise in full of the underwriters' over-allotment option, for which we received net proceeds of approximately $761 million after deducting underwriting discounts, commissions and expenses. We used the net proceeds of this offering to repay indebtedness and for other general corporate purposes. We received $6 million and $2 million in 2010 and 2009, respectively, from the issuance of our common shares relating to the exercise of employee stock options under our employee incentive plan. Dividends paid to our common shareholders in 2010 and 2009 were $124 million and $103 million, respectively. Dividends of $78 million were paid to holders of our convertible preference shares in 2010 and 2009. Dividends of $9 million and $17 million were paid to certain noncontrolling interest shareholders in 2010 and 2009, respectively. Financing activities also included capital contributions of $60 million and $87 million from noncontrolling interests, primarily in our sugar business in 2010 and 2009, respectively. In 2010, in connection with our common share repurchase program announced on June 8, 2010, we repurchased 6,714,573 of our common shares at a cost of approximately $354 million.

        Trade Receivables Securitization Programs—In January 2010, we adopted certain amendments to ASC Topic 860 Transfers and Servicings that resulted in amounts outstanding under our then existing securitization programs being accounted for as secured borrowings and reflected as short-term debt in our consolidated balance sheet. As a result of this change in accounting standards, we significantly reduced our utilization of these programs and either terminated or allowed them to expire during 2010.

        On June 1, 2011, we and certain of our subsidiaries entered into a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding up to $700 million against receivables sold into the program. The securitization program is designed to enhance our financial flexibility by providing an additional source of liquidity for our operations. In connection with the securitization program, certain of our U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, we receive a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (a deferred purchase price), which is expected to be generally between 10 and 15 percent of the aggregate amount of receivables sold through the program.

        Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of ours, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies and country and obligor concentration limits. BSBV purchases trade receivables from our originating subsidiaries using (i) proceeds from the sale of receivables to the administrative agent, (ii) collections of the deferred purchase price and (iii) borrowings from BFBV under a revolving subordinated loan facility.

        As of December 31, 2011, $836 million of receivables sold under the Program were derecognized from our consolidated balance sheet. Proceeds received in cash related to transfers of receivables under the program totaled $7,531 million from inception of the program through December 31, 2011. In addition, cash collections from customers on receivables previously sold were $6,872 million. As this is a revolving facility, cash collections from customers are reinvested in new receivable sales. Gross receivables sold under the program since its inception were $7,778 million. These sales resulted in a discount of $5 million. Servicing fees under the program were not significant.

        Our risk of loss following the sale of the accounts receivable is limited to the deferred purchase price, which was $192 million at December 31, 2011. The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable sold under the program during 2011 were insignificant. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant risks, other than credit risk, given their short-term nature, we have reflected all cash flows under the securitization program as operating cash flows in the consolidated statement of cash flows for the year ended December 31, 2011, including changes in the fair value of the deferred purchase price of $4 million.

  Brazilian Farmer Credit

        Background—We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts. We also sell fertilizer to farmers, primarily in Brazil, on credit as described below. All of these activities are generally intended to be short-term in nature. The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured by the farmer's crop and, in many cases, the farmer's land and other assets. On occasion, Brazilian farm economics in certain regions and certain years, particularly 2005 and 2006, have been adversely affected by factors including volatility in soybean prices, a steadily appreciating Brazilian real and poor crop quality and yields. As a result, certain farmers have defaulted on amounts owed. While Brazilian farm economics have improved, some Brazilian farmers continue to face economic challenges due to high debt levels and a strong Brazilian real. Upon farmer default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. As a result, once accounts have been submitted to the judicial process for recovery, we may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery of amounts owed. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and have increased collateral requirements for certain customers.

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2010 to December 31, 2011, the Brazilian real-devalued by approximately 11%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

        Brazilian Fertilizer Trade Accounts Receivable—In our Brazilian fertilizer operations, customer accounts receivable are intended to be short-term in nature, and are expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crop is harvested. As the farmer's cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer's crop. These receivables may also be secured by the farmer's crop. We initiate legal proceedings against customers to collect amounts owed which are in default. In some cases, we have renegotiated amounts that were in legal proceedings, including to secure the subsequent year's crop.

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

        The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2011	2010
Trade accounts receivable (current)	$178	$172
Allowance for doubtful accounts (current)	1	4
Trade accounts receivable (non-current) (1)(2)	230	266
Allowance for doubtful accounts (non-current) (1)	129	117
Total trade accounts receivable (current and non-current)	408	438
Total allowance for doubtful accounts (current and non-current)	130	121
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	32%	28%

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

        Interest earned on secured advances to suppliers of $25 million, $25 million and $41 million for 2011, 2010 and 2009, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 11 of the notes to the consolidated financial statements for more information.

	December 31,
(US$ in millions)	2011	2010
Prepaid commodity contracts	$180	$255
Secured advances to suppliers (current)	349	248

Total (current)	529	503
Soybeans not yet priced (1)	(346)	(71)

Net	183	432
Secured advances to suppliers (non-current)	253	312

Total (current and non-current)	436	744

Allowance for uncollectible advances (current and non-current)	$(73)	$(87)

(1)
Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2011.

  Capital Expenditures

        Our cash payments made for capital expenditures were $1,125 million, $1,072 million and $918 million in 2011, 2010 and 2009, respectively. We intend to make capital expenditures of approximately $1,200 million in 2012. Of this amount, we expect that approximately 25% will be used for maintenance, safety and environmental programs. The balance primarily pertains to continued investments to expand our business. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2011:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$45
Unconsolidated affiliates financing (2)	54
Residual value guarantee (3)	69

Total	$168

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2011, Bunge had approximately $34 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. Bunge's recorded obligation related to these outstanding guarantees was $7 million at December 31, 2011.

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2011, Bunge's recorded obligation related to these guarantees was $1 million.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2018. At December 31, 2011, Bunge's recorded obligation related to these guarantees was $6 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2011, our consolidated balance sheet includes debt with a carrying amount of $3,482 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other subsidiary of ours to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other short-term borrowings (1)	$719	$719	$—	$—	$—
Variable interest rate obligations (1)	13	5	4	2	2
Long-term debt (1)(2)	3,296	14	1,198	1,202	882
Fixed interest rate obligations	739	169	273	168	129
Non-cancelable operating lease obligations (3)	695	152	200	155	188
Freight supply agreements (4)	811	218	206	58	329
Inventory purchase commitments	52	52	—	—	—
Power supply purchase commitments	4	4	—	—	—

Total contractual cash obligations (5)(6)	$6,329	$1,333	$1,881	$1,585	$1,530

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
Excludes unamortized net gains of $66 million related to terminated interest rate swap agreements recorded in long-term debt.

(3)
Represents future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.

(4)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $22 million in 2012. These agreements range from two months to approximately five years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(5)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2011, Bunge had gross unrecognized tax liabilities of $116 million, including related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 of the notes to the consolidated financial statements.

(6)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $23 million in 2012. We also expect to make a significant contribution to our plans in future years.

        At December 31, 2011, we had $159 million of contractual commitments related to construction in progress.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average life of eight years and cover approximately 155,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (TRS) per ton of sugarcane produced and the price for each kilogram of TRS as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In 2011 and 2010 Bunge made payments related to these agreements of $91 million and $61 million, respectively. Of these amounts $40 million and $23 million in 2011 and 2010, respectively, were advances for future production and $51 million and $38 million were included in cost of goods sold in the consolidated statements of income for 2011 and 2010, respectively.

  Employee Benefit Plans

        We expect to contribute $15 million to our defined benefit pension plans and $8 million to our post-retirement healthcare benefit plans in 2012.

Critical Accounting Policies and Estimates

        We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in Part III of this Annual Report on Form 10-K.

  Allowances for Uncollectible Accounts

        Accounts receivable and secured advances to suppliers are stated at the historical carrying amounts net of write-offs and allowances for uncollectible accounts. We establish an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, farming, economic and other market conditions as well as specific identified customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that collection of the balance is unlikely.

        We adopted the accounting guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, we have determined that the long-term receivables from farmers in Brazil are a single portfolio segment.

        We evaluate this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement attribute and a similar method for assessing and monitoring risk. We have identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined by us on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, we consider historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

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

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2011, 2010 and 2009.

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

  Recoverable Taxes

        We evaluate the collectibility of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectibility of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2011 and 2010, the allowance for recoverable taxes was $98 million and $118 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. Bunge recorded no significant impairment charges for the year ended December 31, 2011.

        In 2010, we recorded pretax non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility, $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line, $9 million related to the closure of oilseed processing and refining facilities in Europe with restructuring of our European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil, $3 million related to the write-down of an older and less efficient Brazilian distribution center and $2 million related to the write-down of an administrative office in Brazil. In 2009, we recorded pretax non-cash impairment charges of $5 million in cost of goods sold in our agribusiness segment, relating to the permanent closure of a smaller, older and less efficient oilseed processing and refining facility in Brazil. In addition, we recorded $16 million of pretax non-cash impairment charges in selling, general and administrative expenses in our agribusiness segment, relating to the write-down of certain real estate assets in South America. The fair values of the real estate assets were determined by using third-party valuations.

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. We did not have any significant impairment charges relating to our equity investments in 2011 or 2010. In 2009, we recorded $10 million of pretax non-cash impairment charges in selling, general and administrative expenses in our agribusiness segment relating to an equity investment in a U.S. biodiesel producer. The fair value of this investment was determined utilizing projected cash flows of the biodiesel producer.

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

        We use a two step process to test goodwill at the reporting unit level. Fair value is estimated using a discounted cash flow model which considers forecasted cash flows discounted at an estimated weighted-average cost of capital for each reporting unit. We selected the discounted cash flow methodology as we believe it is comparable to what would be used by market participants. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the use of significant judgments, including judgments about appropriate discount rates, growth rates and terminal values and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. Sensitivity analyses are performed in order to assess the reasonableness of assumptions.

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

        We performed our annual impairment tests in the fourth quarters of 2011, 2010 and 2009. There have been no significant impairment charges relating to goodwill or other indefinite-lived intangible assets for any of the years ended December 31, 2011, 2010 and 2009.

  Contingencies

        We are a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business, and have accrued our estimate of the probable costs to resolve these claims. This estimate has been developed in consultation with in-house and outside counsel and is based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings."

  Employee Benefit Plans

        We sponsor various U.S. and foreign (primarily in Canada, Europe and Brazil) pension and post-retirement benefit plans. In connection with the plans, we make various assumptions in the determination of projected benefit obligations and expense recognition related to pension and post-retirement obligations. Key assumptions include discount rates, long-term rates of return on plan assets, asset allocations and rates of future compensation increases. Management develops its assumptions based on its experience and by reference to market related data. All assumptions are reviewed periodically and adjusted as necessary.

        A one percentage point decrease in the aggregate in the assumed discount rate on the U.S. and foreign defined benefit pension and postretirement healthcare benefit plans would increase annual expense by $7 million and $3 million, respectively, and would increase the projected benefit obligation by $78 million and $32 million, respectively. A one percentage point increase in the aggregate in the assumed discount rate on the U.S. and foreign defined benefit pension and postretirement healthcare benefit plans would decrease annual expense by $6 million and $4 million, respectively, and would increase the projected benefit obligation by $63 million and $33 million, respectively. A one percentage point increase or decrease in the long-term asset return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $3 million and $1 million, respectively.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,703 million and $1,884 million at December 31, 2011 and 2010, respectively. However, we have recorded valuation allowances of $187 million and $245 million at December 31, 2011 and 2010, respectively, as a result of uncertainty regarding the recoverability of certain net operating loss carryforwards.

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S., Brazil, Argentina and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2011 and 2010, we had recorded tax liabilities of $116 million and $102 million, respectively, in our consolidated balance sheets.

New Accounting Pronouncements

        In December and June 2011, the FASB amended the guidance in ASC Topic 220, Comprehensive Income. The guidance requires that other comprehensive income be presented in either one continuous statement, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment eliminates the option to report other comprehensive income in the statement of changes in equity. The FASB also deferred the required presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements. These amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of these standards is not expected to have a material impact on Bunge's consolidated financial statements.

        In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. This amendment is effective for annual and interim periods beginning on January 1, 2013 and should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard may result in expanded disclosures but is not expected to impact Bunge's consolidated financial results.

        In September 2011, the FASB amended the guidance in ASC Topic 350, Intangibles—Goodwill and Other. This guidance provides an option to perform a qualitative assessment to determine potential impairment as a basis for determining the necessity of the two-step quantitative goodwill impairment test. The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment is not expected to impact Bunge's consolidated financial results.

        In May 2011, the FASB amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. This amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. These amendments are not expected to have a material impact on Bunge's financial results but may result in expanded disclosure in Bunge's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors' finance and risk policy committee overseas, reviews and periodically revises our overall risk management policies and limits.

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange-clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material.

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

        During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited new credit extensions in certain cases and reduced our use of nonexchange-cleared derivative instruments.

Commodities Risk

        We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn. In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time-to-time, we have experienced instances of counterparty non-performance, including as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity prices between the time in which the contracts were executed and the contractual forward delivery period.

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

	Year Ended December 31, 2011		Year Ended December 31, 2010
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$1,993	$(199)	$2,394	$(239)
Highest short position	(551)	(55)	(912)	(91)

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2011 was not material.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $548 million and $195 million for the years ended December 31, 2011 and 2010, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2011, was $4,395 million with a carrying value of $4,081 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2011 would result in a decrease of approximately $113 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2011 would cause an increase of approximately $120 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $16 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the impact from any currency movements.

  Derivative Instruments

        Interest Rate Derivatives—Interest rate swaps used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. There were no outstanding interest rate swap agreements at December 31, 2011.

        We recognized approximately $6 million, $9 million and $8 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2011, 2010 and 2009, respectively, relating to interest rate swap agreements outstanding during the respective periods. In addition, in 2011, 2010 and 2009, we recognized gains of approximately $13 million, $11 million and $11 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        There were no interest rate derivates designated as cash flow hedges as of December 31, 2011 and 2010. We reclassified losses of approximately zero, $6 million and $2 million in the years ended December 31, 2011, 2010 and 2009, respectively, from accumulated other comprehensive income (loss) in our consolidated balance sheets to interest expense in our consolidated statements of income, related to settlements of certain derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing (see Note 17 of the notes to the consolidated financial statements).

        Foreign exchange derivatives—We use a combination of foreign exchange forward and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investments in certain of our foreign subsidiaries. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items. The table below summarizes the notional amounts of open foreign exchange positions as of December 31, 2011.

	December 31, 2011
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net(Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Foreign Exchange:
Options	$(6)	$(278)	$159	Delta
Forwards	81	(4,227)	11,660	Notional
Swaps	—	(96)	42	Notional

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

        Commodity derivatives—We use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on our agricultural commodity inventories and forward purchase and sale contracts, but may also from time-to-time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        The table below summarizes the volumes of open agricultural commodities derivative positions.

	December 31, 2011
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Agricultural Commodities
Futures	(8,589,982)	—	—	Metric Tons
Options	(197,149)	—	—	Metric Tons
Forwards	—	(20,448,160)	25,790,377	Metric Tons
Swaps	—	(260,816)	—	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

        Ocean freight derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. A portion of the ocean freight derivatives may be designated as fair value hedges of our firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

        The table below summarizes the open ocean freight positions.

	December 31, 2011
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Ocean Freight
FFA	(2,329)	—	—	Hire Days
FFA Options	(80)	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

        Energy derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2011
	Exchange Traded	Non-exchange Cleared
	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Natural Gas (3)
Futures	(1,620,000)	—	—	MMBtus
Swaps	—	—	960,758	MMBtus
Options	2,825,515	—	—	MMBtus
Energy-Other
Futures	41,320	—	—	Metric Tons
Forwards	—	(864,372)	8,786,147	Metric Tons
Swaps	—	(45,461)	15,622	Metric Tons
Options	537,794	(150,187)	123,594	Metric Tons

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

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-[85] and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

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

        As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        In connection with the restructuring and consolidation of Bunge's operations in Brazil and related commercial, organizational and personnel changes, management has been and continues to review and, in some cases, implement new or enhanced systems and procedures that have led, or are expected to lead, to changes in internal control over financial reporting in Bunge's Brazilian operations.

        Except as described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2012 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

    a.
    (1) (2) Financial Statements and Financial Statement Schedules

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

        See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3	Bye-laws, as amended May 23, 2008 (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation for Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.4
The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request

Exhibit Number	Description
10.1*	Fifth Amended and Restated Pooling Agreement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York Mellon, as Trustee
10.2*
Fifth Amended and Restated Series 2000-1 Supplement, dated as of February 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Cooperative Centrale Raiffeisen Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser
10.3
Ninth Amended and Restated Liquidity Agreement, dated as of November 17, 2011, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
10.4	Annex X, dated as of November 17, 2011 (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
10.5
Seventh Amended and Restated Guaranty, dated as of November 17, 2011, by Bunge Limited, as Guarantor, to Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., "Rabobank International," New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
10.6
Facility Agreement, dated as of March 23, 2011, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., The Royal Bank of Scotland plc, Standard Chartered Bank, UniCredit Bank AG, New York Branch, SG Americas Securities LLC, Natixis, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International) and Lloyds TSB Bank plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 25, 2011)
10.7	Guaranty, dated as of March 23, 2011, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 25, 2011)
10.8
Five-Year Revolving Credit Agreement, dated as of November 17, 2011, among Bunge Limited Finance Corp., as borrower, Citibank, N.A. and CoBank, ACB, as syndication agents, BNP Paribas, The Bank of Tokyo Mitsubishi UFJ, Ltd. and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)

Exhibit Number	Description
10.9	Guaranty, dated as of November 17, 2011, by Bunge Limited to JPMorgan Chase Bank, N.A., as administrative agent under the 5-Year Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
++10.10
Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q/A filed on November 30, 2011)
++10.11
Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.12
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.13
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.14
U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.15
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.16	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.17	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.18	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)

Exhibit Number	Description
10.19	Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.20
Form of Performance Based Restricted Stock Unit-Target Operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.21	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.22	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.23	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.24
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.25	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.26	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.27
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.28	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.29
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.30	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.31	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.32	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.33	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

Exhibit Number	Description
10.34	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.35	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.36*	Description of Non-Employee Directors' Compensation
10.37	Employment Agreement (Amended and Restated as of December 31, 2008) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.39	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.40	Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.41	Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.42	Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.43	Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.44
Separation Agreement and Release of Claims by and between Bunge Limited and Archibald Gwathmey, effective as of December 31, 2010 (incorporated by reference from the Registrant's Form 8-K/A filed December 21, 2010)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit Number	Description
101**	The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
Filed herewith.

**
Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves	Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowances for doubtful accounts (a)	$291	75	84	(100) (c)	$350
Allowance for secured advances to suppliers	$37	21	17	—	$75
Allowances for recoverable taxes	$104	34	31	(5)	$164
Income tax valuation allowances	$94	50	5	(33)	$116
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowances for doubtful accounts (a)	$350	58	3	(111) (c)	$300
Allowance for secured advances to suppliers	$75	17	3	(8)	$87
Allowances for recoverable taxes	$164	20	(20)	(46) (e)	$118
Income tax valuation allowances	$116	128	1	—	$245
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowances for doubtful accounts (a)	$300	62	(23)	(92) (c)	$247
Allowance for secured advances to suppliers	$87	6	(9)	(11)	$73
Allowances for recoverable taxes	$118	14	(6)	(28)	$98
Income tax valuation allowances	$245	(11)	(47) (d)	—	$187

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts and recoveries.

(d)
This includes a deferred tax asset adjustment.

(e)
This includes $39 million related to the sale of the Brazilian fertilizer nutrients assets.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, the Company has modified its application of the presentation and disclosure provisions of Financial Accounting Standards Board's Accounting Standard Codification 220, Comprehensive Income, and has elected to present separate consolidated statements of comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009. The consolidated statements of changes in equity for the years ended December 31, 2010 and 2009 have, accordingly, been modified to conform to the current year's presentation.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

February 27, 2012
New York, New York

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company as stated in our report dated February 27, 2012 (which report expresses an unqualified opinion on the consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company's modification of its application of the presentation and disclosure provisions of Financial Accounting Standards Board's Accounting Standard Codification 220, Comprehensive Income).

/s/ Deloitte & Touche LLP

February 27, 2012
New York, New York

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$58,743	$45,707	$41,926
Cost of goods sold	(56,015)	(43,196)	(40,722)

Gross profit	2,728	2,511	1,204
Selling, general and administrative expenses	(1,553)	(1,558)	(1,342)
Gain on sale of fertilizer nutrients assets (Note 3)	—	2,440	—
Interest income	102	69	122
Interest expense	(302)	(298)	(283)
Loss on extinguishment of debt (Note 17)	—	(90)	—
Foreign exchange gain (loss)	(19)	2	469
Other income (expenses)—net	(16)	(26)	(25)

Income from operations before income tax	940	3,050	145
Income tax (expense) benefit	(44)	(689)	110
Equity in earnings of affiliates	44	27	80

Net income	940	2,388	335
Net (income) loss attributable to noncontrolling interest	2	(34)	26

Net income attributable to Bunge	942	2,354	361
Convertible preference share dividends	(34)	(67)	(78)

Net income available to Bunge common shareholders	$908	$2,287	$283

Earnings per common share—basic (Note 24)
Earnings to Bunge common shareholders	$6.20	$16.20	$2.24

Earnings per common share—diluted (Note 24)
Earnings to Bunge common shareholders	$6.07	$15.06	$2.22

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$940	$2,388	$335
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,161)	223	1,252
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit $(4), $(11), $(10)	5	21	25
Unrealized gains (losses) on investments, net of tax (expense) benefit $0, $0, $(1)	—	—	2
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) $15, $11, $(30)	(27)	(11)	52
Pension adjustment, net of tax (expense) benefit $20, $(5), $11	(41)	5	(27)
Other postretirement healthcare subsidy tax deduction adjustment	—	2	—

Total other comprehensive income (loss)	(1,224)	240	1,304

Total comprehensive income (loss)	(284)	2,628	1,639
Less: Comprehensive income attributable to noncontrolling interest	33	(10)	(148)

Total comprehensive income (loss) attributable to Bunge	$(251)	$2,618	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$835	$578
Trade accounts receivable (less allowance of $113 and $177) (Note 18)	2,459	2,901
Inventories (Note 4)	5,733	6,635
Deferred income taxes (Note 14)	305	233
Other current assets (Note 5)	3,796	5,468

Total current assets	13,128	15,815
Property, plant and equipment, net (Note 6)	5,517	5,312
Goodwill (Note 7)	893	934
Other intangible assets, net (Note 8)	220	186
Investments in affiliates (Note 10)	600	609
Deferred income taxes (Note 14)	1,211	1,200
Other non-current assets (Note 11)	1,706	1,945

Total assets	$23,275	$26,001

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$719	$1,718
Current portion of long-term debt (Note 17)	14	612
Trade accounts payable	3,173	3,637
Deferred income taxes (Note 14)	152	262
Other current liabilities (Note 12)	2,889	3,775

Total current liabilities	6,947	10,004
Long-term debt (Note 17)	3,348	2,551
Deferred income taxes (Note 14)	134	84
Other non-current liabilities	771	808
Commitments and contingencies (Note 22)
Equity (Note 23):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2011 and 2010—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding—2011—145,610,029 shares, 2010—146,635,083 shares	1	1
Additional paid-in capital	4,829	4,793
Retained earnings	6,917	6,153
Accumulated other comprehensive income (loss)	(610)	583
Treasury shares, at cost (2011—1,933,286)	(120)	—

Total Bunge shareholders' equity	11,707	12,220
Noncontrolling interest	368	334

Total equity	12,075	12,554

Total liabilities and equity	$23,275	$26,001

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$940	$2,388	$335
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	113	75	(606)
Gain on sale of fertilizer nutrients assets	—	(2,440)	—
Impairment of assets	3	77	31
Bad debt expense	40	48	55
Depreciation, depletion and amortization	526	443	443
Stock-based compensation expense	49	60	17
Recoverable taxes provision	2	3	61
Gain on sale of property, plant and equipment	(17)	(7)	(4)
Deferred income taxes	(217)	160	(204)
Equity in earnings of affiliates	(44)	(27)	(80)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	267	(1,560)	242
Inventories	530	(1,894)	1,636
Prepaid commodity purchase contracts	17	(65)	86
Secured advances to suppliers	(126)	35	221
Trade accounts payable	(295)	1,305	(1,427)
Advances on sales	(15)	70	(8)
Net unrealized gain/loss on derivative contracts	622	(588)	(175)
Margin deposits	573	(382)	(229)
Recoverable and income taxes, net	(270)	151	(556)
Accrued liabilities	(67)	15	(56)
Other—net	(17)	(302)	(150)

Cash provided by (used for) operating activities	2,614	(2,435)	(368)
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,125)	(1,072)	(918)
Acquisitions of businesses (net of cash acquired) and intangible assets	(192)	(252)	(136)
Proceeds from sales of fertilizer nutrients assets	—	3,914	—
Cash disposed of in sale of fertilizer nutrients assets	—	(106)	—
Related party (loans) repayments, net	3	(39)	(22)
Proceeds from investments	95	50	96
Payments for investments	(55)	—	—
Proceeds from disposals of property, plant and equipment	141	16	36
Change in restricted cash (Note 5)	(43)	—	—
Investments in affiliates, net	(44)	(2)	(8)

Cash provided by (used for) investing activities	(1,220)	2,509	(952)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(43)	573	(342)
Proceeds from short-term debt with maturities greater than 90 days	710	1,669	1,140
Repayments of short-term debt with maturities greater than 90 days	(1,686)	(1,070)	(1,164)
Proceeds from long-term debt	2,989	2,535	2,774
Repayments of long-term debt	(2,794)	(3,227)	(2,242)
Proceeds from sale of common shares	23	6	763
Repurchases of common shares	(120)	(354)	—
Dividends paid to preference shareholders	(34)	(78)	(78)
Dividends paid to common shareholders	(140)	(124)	(103)
Dividends paid to noncontrolling interest	(12)	(9)	(17)
Capital contributions from noncontrolling interest	94	60	87
Return of capital to noncontrolling interest	(21)	(11)	(44)
Financing related fees	(26)	—	—

Cash provided by (used for) financing activities	(1,060)	(30)	774
Effect of exchange rate changes on cash and cash equivalents	(77)	(19)	95

Net increase (decrease) in cash and cash equivalents	257	25	(451)
Cash and cash equivalents, beginning of period	578	553	1,004

Cash and cash equivalents, end of period	$835	$578	$553

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in millions, except share data)

	Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 23)
			Common Shares
					Additional Paid-in Capital	Retained Earnings		Treasury Shares	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	7,762,455	$1,553	121,632,456	$1	$2,849	$3,844	$(811)	$—	$692	$8,128
Net income (loss)	—	—	—	—	—	361	—	—	(26)	335
Other comprehensive income (loss)	—	—	—	—	—	—	1,130	—	174	1,304
Dividends on common shares	—	—	—	—	—	(131)	—	—	—	(131)
Dividends on preference shares	—	—	—	—	—	(78)	—	—	—	(78)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(17)	(17)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(44)	(44)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	87	87
Consolidation of subsidiary	—	—	—	—	—	—	—	—	5	5
Purchase of additional shares in subsidiary from noncontrolling interest	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	17	—	—	—	—	17
Tax benefits related to stock options and and award plans	—	—	—	—	6	—	—	—	—	6
Issuance of common shares:
—public equity offering	—	—	12,000,000	—	761	—	—	—	—	761
—stock options and award plans, net of shares withheld for taxes	—	—	464,450	—	(4)	—	—	—	—	(4)

Balance, December 31, 2009	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Net income	—	—	—	—	—	2,354	—	—	34	2,388
Other comprehensive income (loss)	—	—	—	—	—	—	264	—	(24)	240
Dividends on common shares	—	—	—	—	—	(130)	—	—	—	(130)
Dividends on preference shares	—	—	—	—	—	(67)	—	—	—	(67)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(12)	(12)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(11)	(11)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	61	61
Consolidation of subsidiary	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly-owned subsidiary (Note 3)	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	60	—	—	—	—	60
Repurchase of common shares	—	—	(6,714,573)	—	—	—	—	(354)	—	(354)
Issuance of common shares:
—business acquisition (Note 2)	—	—	10,315,400	—	600	—	—	—	—	600
—conversion of mandatory convertible preference shares (Note 23)	(862,455)	(863)	8,417,215	—	509	—	—	354	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	520,135	—	(1)	—	—	—	—	(1)

Balance, December 31, 2010	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income	—	—	—	—	—	942	—	—	(2)	940
Other comprehensive income (loss)	—	—	—	—	—	—	(1,193)	—	(31)	(1,224)
Dividends on common shares	—	—	—	—	—	(144)	—	—	—	(144)
Dividends on preference shares	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(18)	(18)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	(21)	(21)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	95	95
Acquisition of noncontrolling interest	—	—	—	—	(31)	—	—	—	11	(20)
Stock-based compensation expense	—	—	—	—	49	—	—	—	—	49
Repurchases of common shares	—	—	(1,933,286)	—	—	—	—	(120)	—	(120)
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	908,232	—	18	—	—	—	—	18

Balance, December 31, 2011	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

        Description of Business—Bunge Limited, a Bermuda holding company, together with its consolidated subsidiaries through which its businesses are conducted (collectively, "Bunge"), is an integrated, global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four divisions, which include five reportable segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia, with merchandising and distribution offices throughout the world.

        Bunge's agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages our international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to Bunge's commodities operations.

        Sugar and Bioenergy—Bunge's sugar and bioenergy segment includes the results of its sugar and ethanol production activities in Brazil, global sugar merchandising and distribution, as well as ethanol production investments and related activities. This reportable segment is an integrated business involved in the growing and harvesting of sugarcane from owned land or land managed through agricultural partnership agreements and additional sourcing of sugarcane from third parties to be processed in its eight mills in Brazil to produce sugar, ethanol and electricity. Five of these sugarcane mills were acquired in 2010. The sugar and bioenergy segment is also a merchandiser and distributor of sugar and ethanol within Brazil and a global merchandiser and distributor of sugar through its office in London. In addition, the segment includes minority investments in the U.S. corn-based ethanol industry.

        Edible oil products—Bunge's edible oil products segment consists of producing and selling edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, Europe, Brazil, China and India.

        Milling products—Bunge's milling products segment include its wheat, corn and rice milling businesses, which purchase wheat, corn and rice directly from growers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers and other customers. Bunge's wheat milling activities are primarily in Brazil. Corn and rice milling activities are located in the United States.

        Fertilizer—Bunge's fertilizer segment sells blended NPK (nitrogen, phosphate and potassium) fertilizer formulas, mixed nutrients and liquid fertilizer products to farmers and distributors primarily in Brazil, Argentina and the United States. Historically, Bunge was involved in every stage of the fertilizer business in Brazil, from mining of phosphate-based raw materials to the sale of blended fertilizer products. In May 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its phosphate mining assets and its investment in Fosfertil S.A., a phosphate and nitrogen producer (see Note 3). In addition, in 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energia S.A., which produces liquid and solid nitrogen fertilizers (see Note 2). In the United States, Bunge is developing a

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

wholesale business that leverages its established agribusiness network and logistics expertise. Bunge also has a joint venture with Office Chérifien des Phosphates, or OCP, to produce fertilizer products in Morocco (see Note 10).

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and variable interest entities in which Bunge is considered to be the primary beneficiary. The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not control and is not the primary beneficiary are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for by the cost method of accounting. Intercompany accounts and transactions are eliminated.

  Certain prior year amounts have been reclassified to conform to current year presentation.

        In its interim reporting for the third quarter of 2011, Bunge modified its application of the presentation and disclosure provisions of ASC Topic 220, Comprehensive Income, as allowed under this standard. Bunge has also elected in this Annual Report on Form 10-K to present a separate consolidated statement of comprehensive income (loss). The consolidated statements of changes in equity for the years ended December 31, 2010 and 2009 have accordingly been modified to conform to the current period presentation.

        Noncontrolling interest related to Bunge's ownership interests of less than 100% is reported as noncontrolling interest in subsidiaries in the consolidated balance sheets. The noncontrolling ownership interest in Bunge's earnings, net of tax, is reported as net (income) loss attributable to noncontrolling interest in the consolidated statements of income.

        Use of Estimates—In preparing its accompanying consolidated financial statements, there are certain accounting policies that may involve substantial judgment or estimation in their application that require management to make certain estimates and assumptions. These may affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect reported amounts of revenues and expenses during the reporting period. These include allowances for doubtful accounts, valuation allowances for recoverable taxes and deferred tax assets, impairment of long-lived assets, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, liabilities for unrecognized tax benefits and pension plan obligations. In addition, significant management estimates and assumptions are required in allocating the purchase price paid in business acquisitions to the assets and liabilities acquired (see Note 2) and the determination of fair values of Level 3 assets and liabilities (see Note 15). Actual amounts may vary from these estimates.

        Certain Concentrations of Risk—The availability and price of agricultural commodities used in Bunge's operations are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) programs and policies, and changes in global demand and production of similar and competitive crops. The markets for Bunge's products are highly price competitive and are sensitive to product substitution. Bunge purchases the majority of its raw materials directly from growers or dealers. Bunge competes against large multinational, regional and national

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

suppliers, processors and distributors and farm cooperatives. Competition is based on price, product and service offerings and geographic location. In addition, Bunge has significant commercial activities related to logistics as it moves commodities around the world and also related to energy as agricultural commodities and commodity products have become key components of ethanol and other biofuels. Bunge also enters into over-the-counter derivative instruments with financial counterparties, primarily related to management of interest rate and foreign currency risk. As a result of these activities, Bunge also has concentrations of risk with counterparties in the agribusiness, shipping, energy and finance industries.

        Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments that are related to its business and financial exposures as a multinational agricultural commodities and food company. Bunge uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 15).

        Bunge may enter into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain swap agreements may be designated as fair value hedges. The carrying amount of the associated debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these adjustments do not offset.

        Bunge uses a combination of foreign exchange forward and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with anticipated sales

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

denominated in foreign currencies. These derivative instruments are designated as cash flow hedges. The changes in the fair values on the contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), net of applicable taxes, and are reclassified into earnings when the anticipated sales occur. The ineffective portion of these hedges is recorded as foreign exchange gain or loss in the consolidated statements of income. Bunge also may use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its subsidiaries. Bunge records the effective portion of the gain or loss on the derivative instruments designated and qualifying as net investment hedges in accumulated other comprehensive income (loss), net of applicable taxes, as an offset to the foreign currency translation adjustment.

        Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in agricultural commodity prices on its agricultural commodity inventories, including produced sugar, future sugar production and forward purchase and sale contracts, but may also from time-to-time enter into over-the-counter ("OTC") commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through Bunge's wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. In addition, Bunge may use exchange traded futures and options as economic hedges of portions of its forecasted oilseed processing production requirements, including forecasted purchases of soybeans and sales of soy commodity products.

        Bunge is exposed to loss in the event of the non-performance by counterparties to OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values of derivative instruments on occasions when non-performance risk is determined to represent a significant input in fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance.

        Bunge enters into time charter agreements for utilization of ocean freight vessels for the purpose of transporting agricultural commodities based on forecasted requirements. In addition, Bunge sells through relet agreements the right to use these ocean freight vessels when excess freight capacity is available. The market price for ocean freight varies depending on the supply and demand for ocean freight vessels and global economic and trade conditions. Bunge's time charter agreements, which represent unrecognized firm commitments for utilization of ocean freight vessels, have terms ranging from two months to five years. Bunge uses derivative instruments to hedge both time charter agreements and other portions of its anticipated ocean freight costs. A portion of the ocean freight derivatives may be designated as fair value hedges of Bunge's time charter agreements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Bunge uses derivative instruments to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, steam and fuel oil, including bunker fuel.

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether the derivatives designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains or losses in the consolidated statements of income.

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

        Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major improvements that extend the life, capacity or efficiency or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of capitalized assets are also capitalized as part of the cost of the related asset. Interest costs on borrowings during the construction periods of major capital projects are also capitalized.

        Included in property, plant and equipment are biological assets, primarily sugarcane, that are stated at cost less accumulated depletion. The remaining useful lives of Bunge's biological assets range from one to six years. Depletion is calculated using the estimated units of production based on the remaining useful life of the growing sugarcane. Depreciation is computed based on the straight line method over the estimated useful lives of the assets.

        Useful lives for property, plant and equipment are as follows:

Years
Buildings	10-50
Machinery and equipment	7-20
Furniture, fixtures and other	3-20

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is tested annually for impairment or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.

        Goodwill is tested for impairment at the reporting unit level. For the majority of Bunge's recorded goodwill, the reporting unit is equivalent to Bunge's reportable segments. A discounted cash flow model is used to estimate the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. Bunge selected the discounted cash methodology as it believes it is comparable to what would be used by market participants. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the use of significant judgments, including judgments about appropriate discount rates, growth rates and terminal values and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. Sensitivity analyses are performed in order to assess the reasonableness of assumptions.

        Bunge's reporting segments in which it has recorded goodwill are agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer (see Note 7). Impairment losses are generally included in cost of goods sold in the consolidated statements of income, unless the goodwill is associated with acquired marketing or brand assets, in which case impairment losses are included in selling, general and administrative expenses in the consolidated statements of income.

        Impairment of Property, Plant and Equipment and Other Finite-Lived Intangible Assets —Other intangible assets that have finite useful lives include brands, trademarks and other assets which are recorded at fair value at the date of acquisition. Other intangible assets with indefinite lives are not amortized but are tested annually for impairment utilizing a discounted cash flow methodology consistent with that described above for goodwill. Finite-lived intangible assets are amortized on a straight line basis over their estimated useful lives, ranging from 2 to 50 years (see Note 8).

        Bunge reviews its property, plant and equipment and other finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable. In performing the review for recoverability, Bunge bases its evaluation on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge determines whether impairment has occurred by analyzing estimates of undiscounted future cash flows. If the estimates of undiscounted future cash flows during the expected useful life of the asset are less than the carrying value of the asset, a loss is recognized for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and other finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. The impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 9).

        Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Impairment of Investments in Affiliates—Bunge reviews its investments in affiliates annually or when an event or circumstances indicate that a potential decline in fair value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. Impairment charges for investments in affiliates are included as a reduction in Bunge's reported equity in earnings of affiliates in the consolidated statements of income.

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors, which are described in Note 25. Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2011, 2010 and 2009 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value in accordance with ASC Topic 718 Compensation—Stock Compensation that provides guidance for recognizing transactions under share-based payment arrangements with employees, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the FASB standard.

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

        The calculation of tax liabilities involves management's judgments concerning uncertainties in the application of complex tax regulations in the many jurisdictions in which Bunge operates and involves consideration of potential liabilities for potential tax audit issues in those many jurisdictions based on estimates of whether it is more likely than not those additional taxes will be due. Investment tax credits are recorded in income tax expenses in the period in which such credits are granted.

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer, and when collection of the sale price is reasonably assured. Sales terms provide for passage of title either at the time and point of shipment or at the time and point of delivery of the product being sold. Net sales consist of gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included in net sales due to its operational nature (see Note 5). Sales of a primarily financial nature, such as trade structured financing activities, are recorded net, and margins earned on such transactions are included in net sales. Shipping and handling charges billed to customers are included in net sales and related costs are included in cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies (Continued)

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $22 million, $24 million and $26 million in 2011, 2010 and 2009, respectively.

        New Accounting Pronouncements—In December and June 2011, the FASB amended the guidance in ASC Topic 220, Comprehensive Income. The guidance requires that other comprehensive income be presented in either one continuous statement, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment eliminates the option to report other comprehensive income in the statement of changes in equity. The FASB also deferred the required presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements. These amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoptions of these standards are not expected to have a material impact on Bunge's consolidated financial statements.

        In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The amendment is effective for annual and interim periods beginning on January 1, 2013 and should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard would expand Bunge's disclosures but is not expected to impact Bunge's consolidated financial results.

        In September 2011, the FASB amended the guidance in ASC Topic 350, Intangibles—Goodwill and Other. This guidance provides an option to perform a qualitative assessment to determine potential impairment as a basis for determining the necessity of the two-step quantitative goodwill impairment test. The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to impact Bunge's consolidated financial results.

        In May 2011, the FASB amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. These amendments are not expected to have a material impact on Bunge's financial results but may require expanded disclosure in Bunge's consolidated financial statements.

2. Business Acquisitions

        In December 2011, Bunge acquired a tomato products business in its edible oils segment in Brazil for $97 million consisting of $81 million in cash and a $16 million contingent obligation. The preliminary purchase price allocation includes approximately $10 million of inventory, $39 million of finite-lived intangible assets, primarily trademarks, $21 million of property, plant and equipment, $41 million of goodwill, $1 million of current liabilities and $13 million of deferred tax liabilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

        In August 2011, Bunge acquired a North American margarine business in its edible oils segment for a total purchase price of $18 million. The purchase price allocation has been completed resulting in $14 million allocated to property, plant and equipment and $4 million allocated to inventory. Also, in August 2011, Bunge acquired grain elevator operations in its agribusiness segment in North America for a total purchase price of $10 million. The purchase price allocation has been completed resulting in $7 million allocated to property, plant and equipment and $3 million to the fair value of commercial purchase and sale contracts acquired.

        In February 2011, Bunge acquired a port facility in its agribusiness segment in Ukraine for a total purchase price of $100 million, net of $2 million cash acquired, consisting of $83 million in cash and $17 million of assumed short-term debt related to assets under construction. The purchase price allocation has been completed resulting in $5 million of current assets, $48 million of property, plant and equipment, $32 million of other finite-lived intangible assets, $34 million of goodwill, $10 million of capital lease obligations, $6 million of deferred tax liabilities and $3 million of other liabilities.

        In February 2010, Bunge acquired a 100% interest in five Brazilian sugarcane mills in São Paulo and Minas Gerais states that were formerly part of the Moema Group through the acquisition of Usina Moema Particpacãoes S.A. (Moema Par) and remaining interests in four mills that were not wholly-owned by Moema Par. Bunge collectively refers to the acquired entities as Moema. The purchase consideration for the Moema acquisition was as follows:

(US$ in millions)
Fair value of 10,315,400 Bunge Limited common shares issued	$600
Cash paid	52

Total purchase price	$652

        Acquisition related expenses of $11 million were included in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

        The table below summarizes Bunge's assessment of the fair values of assets and liabilities acquired and resulting determination of goodwill:

(US$ in millions)	December 31, 2010
Assets acquired:
Cash	$3
Inventories	187
Other current assets	69
Property, plant and equipment	657
Other intangible assets	44
Other non-current assets	127

Total assets	1,087

Liabilities acquired:
Short-term debt	378
Other current liabilities	286
Long-term debt	177
Other non-current liabilities	34

Total liabilities	875

Goodwill	440

Total purchase price	$652

Other Intangible assets consist of the following:

(US$ in millions)	Useful Life
Agricultural partnership agreements	7 years	$43
Other	2-20 years	1

Total		$44

        The fair value assigned to intangible assets associated with partnership agreements for the production of sugarcane was determined using the income approach. The fair value of the other intangibles was primarily determined using the market approach. The intangible assets have no expected residual value at the end of their useful lives and are subject to amortization on a straight-line basis. The fair values of tangible assets were derived using a combination of the income approach, the market approach and the cost approach as considered appropriate for the specific assets being valued. None of the acquired assets or liabilities will be measured at fair value on a recurring basis in periods subsequent to the initial recognition.

        Moema is a party to a number of claims and lawsuits, primarily civil, labor and environmental claims arising out of the normal course of business. Included in other non-current liabilities is $14 million related to Moema's probable contingencies.

        Moema is included in the sugar and bioenergy segment and the goodwill from this acquisition has been assigned to that segment. The acquisition complements Bunge's existing sugarcane milling and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

trading and merchandising activities and increases Bunge's presence in the sugar and sugarcane-based ethanol industry in Brazil, substantially increasing Bunge's annual sugarcane crushing capacity. The acquired mills form a cluster within a highly productive region for sugarcane in Brazil. The Moema management team's experience in sugarcane agricultural and industrial processes is expected to complement Bunge's expertise in trade and financial risk management. Bunge also expects synergies with its fertilizer business and logistics efficiencies from the acquisition. Goodwill of $489 million is deductible for tax purposes. In addition, the tax deductible goodwill exceeds the recorded goodwill by approximately $95 million resulting in total tax deductible goodwill of approximately $584 million. As a result, a long-term deferred tax asset of $49 million relating to the excess tax deductible goodwill and a corresponding reduction in goodwill were recorded in the purchase price allocation.

        Included in the consolidated statement of income for the year ended December 31, 2010 are Moema's net sales and losses from operations before income taxes of $496 million and $22 million, respectively.

        In the first quarter of 2010, Bunge acquired the Argentine fertilizer business of Petrobras Energía S.A., a subsidiary of Petroleo Brasileiro S.A. (Petrobras), for $80 million. The acquired business is included in Bunge's fertilizer segment. This acquisition expands Bunge's presence in the Argentine retail fertilizer market, allowing it to further develop synergies with its grain origination operations through the sale of products to farmers from whom it may purchase commodities. Based on the fair values of assets and liabilities acquired, $66 million of the purchase price was allocated to property, plant and equipment, $6 million to other current assets, $7 million to other intangible assets, primarily a non-compete agreement and $1 million to goodwill.

        In the third quarter of 2010, Bunge acquired two oilseed processing facilities in its agribusiness segment in Turkey in separate transactions for a total purchase price of $24 million, consisting of $5 million in cash and $19 million of other prepayments related to existing contractual arrangements. The preliminary purchase price allocations for the combined transactions included $20 million allocated to property, plant and equipment and $4 million to goodwill. There were no changes to the purchase price allocation upon finalization in 2011.

        In 2010, Bunge acquired the North American rice milling business of Pacific International Rice Mills, LLC (PIRM) in its milling products segment for a total purchase price of $43 million in cash. The 2010 preliminary purchase price allocation included allocations of $17 million to property, plant and equipment, $33 million to current assets and $7 million to current liabilities. Upon finalization of the purchase price allocation in 2011, current assets were reduced by $3 million with $1 million allocated to finite-lived intangibles for brands and trademarks and $2 million allocated to current liabilities.

        In the fourth quarter of 2010, Bunge acquired the Hungarian margarine businesses of Royal Brinkers in its edible oil products segment for 5 million Euros in cash which equated to approximately $7 million. The 2010 preliminary purchase price allocation included $2 million of property, plant and equipment, $1 million of other intangible assets and $4 million of goodwill. Upon finalization of the purchase price allocation in 2011, property, plant and equipment was reduced by $1 million which was reallocated to inventory.

        In the fourth quarter of 2010, Bunge completed the acquisitions of several grain elevators in its agribusiness segment in the United States in two separate transactions for a total purchase price of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions (Continued)

$64 million in cash. The preliminary purchase price allocations of the combined transactions included $30 million of property, plant and equipment, $54 million of current assets, $25 million of current liabilities and $5 million of goodwill. Upon completion of the purchase price allocation in 2011, goodwill was reduced by $5 million with $1 million reallocated to current assets, $3 million to property, plant and equipment and a $1 million reduction to current liabilities.

        Pro forma financial information is not presented as these acquisitions individually and in aggregate are not material.

3. Business Divestitures

        In January 2010, Bunge and two of its wholly-owned subsidiaries entered into a definitive agreement (as amended, the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale acquired Bunge's fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil) when the transaction closed on May 27, 2010. Final settlement of a post-closing adjustment occurred on August 13, 2010. Bunge received total cash proceeds of $3,914 million and recognized a gain of $2,440 million ($1,901 million, net of tax) in its fertilizer segment related to this transaction. Included in the calculation of the gain was $152 million of transaction costs incurred in connection with the divestiture. Total income tax expense associated with the transaction was $539 million, of which approximately $280 million was paid during the year ended December 31, 2010 and approximately $259 million was offset by deferred tax assets and other tax credits and, therefore, did not result in cash tax payments. The sale of these assets did not result in accounting for our Brazil fertilizer business as a discontinued operations as Bunge retained the merchandising and distribution portion of the business, which is expected to continue with a similar level of cash flows as it procures raw materials from Vale and remains a major seller of blended fertilizer products to farmers in Brazil.

        Approximately $144 million of transaction costs and $280 million of withholding taxes are included as a component of cash used for operating activities in Bunge's consolidated statement of cash flows for the year ended December 31, 2010. Gross proceeds of $3,914 million and cash disposed of $106 million related to the sale of the Brazilian fertilizer nutrients assets are included as a component of cash provided by investing activities in Bunge's consolidated statement of cash flows for the year ended December 31, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

        Inventories by segment are presented below. Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	December 31,
(US$ in millions)	2011	2010
Agribusiness (1)	$4,080	$5,137
Sugar and Bioenergy (2)	465	359
Edible Oil Products (3)	489	460
Milling Products (4)	130	163
Fertilizer (4)	569	516

Total	$5,733	$6,635

(1)
Includes readily marketable agricultural commodity inventories carried at fair value of $3,724 million and $4,540 million at December 31, 2011 and 2010, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

(2)
Includes readily marketable sugar inventories of $139 million and $86 million at December 31, 2011 and 2010, respectively. Of these sugar inventories, $83 million and $66 million are carried at fair value at December 31, 2011 and 2010, respectively, in Bunge's merchandising business. Sugar and ethanol inventories in Bunge's industrial production business are carried at lower of cost or market.

(3)
Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which is carried at fair value in the aggregate amount of $212 million and $225 million at December 31, 2011 and 2010, respectively.

(4)
Milling products and fertilizer inventories are carried at lower of cost or market.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2011	2010
Prepaid commodity purchase contracts (1)	$206	$267
Secured advances to suppliers, net (2)	349	245
Unrealized gains on derivative contracts at fair value	1,283	2,619
Recoverable taxes, net	528	500
Margin deposits (3)	352	926
Marketable securities	50	39
Deferred purchase price receivable (4)	192	—
Prepaid expenses	369	220
Restricted cash (5)	43	—
Other	424	652

Total	$3,796	$5,468

(1)
Prepaid commodity purchase contracts represent advance payments against fixed priced contracts for future delivery of specified quantities of agricultural commodities. These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and other agricultural commodities, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $3 million at December 31, 2011 and 2010. Changes in the allowance for 2011 included an increase of $2 million for additional bad debt provisions and a reduction in the allowance for recoveries of $2 million. Changes in the allowance for 2010 included an increase of $1 million for additional bad debt provisions and a reduction in the allowance for recoveries of $1 million.

Interest earned on secured advances to suppliers of $25 million, $25 million and $41 million for 2011, 2010, and 2009, respectively, is included in net sales in the consolidated statements of income.

(3)
Margin deposits include U.S. treasury securities at fair value and cash.

(4)
Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 18) and is recognized at its estimated fair value.

(5)
Restricted cash includes an escrowed cash deposit related to a pending equity investment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2011	2010
Land	$468	$483
Biological assets	383	313
Buildings	1,794	1,743
Machinery and equipment	4,461	4,270
Furniture, fixtures and other	376	488

	7,482	7,297
Less: accumulated depreciation and depletion	(3,163)	(2,983)
Plus: construction in progress	1,198	998

Total	$5,517	$5,312

        Bunge capitalized expenditures of $1,061 million, $1,117 million and $1,001 million in 2011, 2010 and 2009, respectively. In addition, included in these capitalized expenditures was capitalized interest on construction in progress of $16 million, $21 million and $26 million in 2011, 2010 and 2009, respectively. Depreciation and depletion expense was $497 million, $420 million and $427 million in 2011, 2010 and 2009, respectively.

7. Goodwill

        Bunge performed its annual impairment test in the fourth quarters of 2011, 2010 and 2009. For the year ended December 31, 2010, there was an impairment of $3 million in the milling products segment (see Note 9). There were no impairments of goodwill for the years ended December 31, 2011 or 2009.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill (Continued)

        Changes in the carrying value of goodwill by segment at December 31, 2011 and 2010 are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy (1)	Edible Oil Products	Milling Products	Fertilizer	Total
Balance, January 1, 2010	$204	$130	$83	$10	$—	$427
Goodwill acquired (2)	9	440	4	—	1	454
Reallocation of acquired goodwill (2)	—	—	(4)	—	—	(4)
Impairment	—	—	—	(3)	—	(3)
Tax benefit on goodwill amortization (3)	(6)	—	(1)	—	—	(7)
Foreign exchange translation	8	61	(2)	—	—	67

Balance, December 31, 2010	215	631	80	7	1	934
Goodwill acquired (2)	34	—	41	—	—	75
Reallocation of acquired goodwill (2)	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization (3)	(7)	—	—	—	—	(7)
Foreign exchange translation	(21)	(71)	(11)	(1)	—	(104)

Balance, December 31, 2011	$216	$560	$110	$6	$1	$893

(1)
See Notes 1 and 2.

(2)
See Note 2.

(3)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes for goodwill acquired prior to 2009, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Other Intangible Assets

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2011	2010
Trademarks/brands, finite-lived	$162	$127
Licenses	13	11
Other	154	115

	329	253
Less accumulated amortization:
Trademarks/brands (1)	(53)	(54)
Licenses	(4)	(3)
Other	(58)	(39)

	(115)	(96)
Trademarks/brands, indefinite-lived	6	29

Intangible assets, net of accumulated amortization	$220	$186

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

        In 2011, Bunge acquired assets including $23 million of trademarks and $48 million of other intangible assets including customer lists of $16 million and port usage rights of $32 million. These amounts were allocated $32 million to the agribusiness segment and $39 million to the edible oil products segment. Finite lives of these assets range from 5 to 20 years.

        In 2010, Bunge assigned a total of $52 million to other intangible assets acquired in business acquisitions. These assets primarily relate to agricultural partnership agreements for the production of sugarcane acquired as part of the Moema acquisition (see Note 2). These amounts were allocated $44 million, $7 million and $1 million to the sugar and bioenergy, fertilizer and edible oil products segments, respectively. Finite lives of these assets range from 2 to 20 years.

        Bunge performed its annual impairment test in the fourth quarters of 2011, 2010 and 2009. There were no impairments of indefinite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009.

        The aggregate amortization expense was $29 million, $23 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. The annual estimated aggregate amortization expense for 2012 is approximately $32 million with approximately $29 million estimated per year for 2013 through 2016.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Impairment and Restructuring Charges

        Impairment—In 2011, Bunge recorded no significant impairment charges.

        In 2010, Bunge recorded pretax non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility, $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line, $9 million related to the closure of processing and refining facilities in Europe with restructuring of Bunge's European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil and $5 million for additional assets in Brazil. These pretax impairment charges were allocated $35 million to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. The fair values of the processing facilities and distribution center were determined utilizing projected discounted cash flows for these facilities. The fair values of the office facility and the long-term supply contract were determined using third party valuations.

        In 2009, Bunge recorded pretax non-cash impairment charges of $5 million in cost of goods sold in its agribusiness segment, relating to the permanent closure of a smaller, older and less efficient oilseed processing and refining facility in Brazil. In addition, Bunge recorded $26 million of pretax non-cash impairment charges in selling, general and administrative expenses in its agribusiness segment, relating to the write-down of certain real estate assets in South America and an equity investment in a U.S. biodiesel production and marketing company. The fair values of the real estate assets were determined by using third party valuations. The fair value of the U.S. biodiesel investment was determined utilizing projected cash flows of the biodiesel production and marketing company.

        Restructuring—In 2011, Bunge recorded no significant restructuring charges.

        In 2010, Bunge recorded pretax restructuring charges of $19 million in cost of goods sold, which related primarily to the oilseed processing facility closure in the United States, the consolidation of administrative functions in Brazil and restructuring of certain European operations. These restructuring charges were allocated $10 million to the agribusiness segment, $1 million to the sugar and bioenergy segment, $4 million to the edible oil products segment and $4 million to the fertilizer segment. In addition, restructuring charges consisting primarily of termination benefits related to the consolidation of Bunge's Brazilian operations and the closure of certain European oilseed processing and refining facilities were recorded as selling, general and administrative expenses with $3 million, $3 million, $3 million and $1 million allocated to the agribusiness, sugar and bioenergy, edible oil products and milling products segments, respectively.

        Termination benefit costs in the agribusiness segment for the year ended December 31, 2010 related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of our operations in Brazil. This consolidation of Brazilian operations also impacted the sugar and bioenergy, fertilizer, edible oil products and milling products segments. Termination benefit costs in our edible oil products segment related to 411 employees in connection with the reorganization of certain of our operations in Europe. Bunge accrued $11 million in its consolidated balance sheet related to the Brazilian restructuring as of December 31, 2010. Substantially all of these costs were paid in 2011 under severance plans that were defined and communicated in 2010. Funding for the payments was provided by cash flows from operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Impairment and Restructuring Charges (Continued)

        In 2009, Bunge recorded pretax restructuring charges of $16 million in cost of goods sold related to its European and Brazilian businesses. These charges consisted of termination benefit costs of $10 million, $3 million and $3 million in the agribusiness, edible oil products and fertilizer segments, respectively. In the agribusiness segment, termination costs related to benefit obligations associated with approximately 48 plant employees related to the closure of a European oilseed processing facility and approximately 47 employees related to the consolidation of our administrative activities in Brazil. In the edible oil products segment, such charges related to benefits due to approximately 405 employees as a result of the reorganization of certain of our operations in Europe and approximately 24 employees as a result of the consolidation of our administrative activities in Brazil. In the fertilizer segment, such charges related to benefits due to approximately 96 employees related to the consolidation of our administrative activities in Brazil. Approximately $11 million of these costs were paid in 2010 under severance plans that were defined and communicated in 2009. Funding for the payments was provided by cash flows from operations.

        The following table summarizes assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition. For additional information on Level 1, 2 and 3 inputs see Note 15.

		Fair Value Measurements Using
	Year Ended December 31, 2010				Impairment Losses Year Ended December 31, 2010
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$96	$—	$—	$96	$(65)

Other intangible assets	$3	$—	$—	$3	$(9)

Goodwill	$—	$—	$—	$—	$(3)

10. Investments in Affiliates

        Bunge participates in several unconsolidated joint ventures and other investments accounted for using the equity method. Significant equity method investments at December 31, 2011 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        Bunge-SCF Grain, LLC.    Bunge has a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC. that provides improved infrastructure for commodities in the United States and export markets.

        Complejo Agroindustrial Angostura S.A.    Bunge has a 33.33% ownership interest in this joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), which is constructing an oilseed processing facility in Paraguay.

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

        Terminal 6 S.A. and Terminal 6 Industrial S.A.    Bunge has a joint venture in Argentina with Aceitera General Deheza S.A. (AGD), for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. Bunge owns 40% and 50%, respectively, of these joint ventures. In 2010, Ecofuel S.A., of which Bunge was a 50% owner with the remaining 50% owned by AGD, merged with Terminal 6 Industrial S.A. Ecofuel manufactured biodiesel products in the Santa Fe province of Argentina.

Sugar and Bioenergy

        Bunge-Ergon Vicksburg, LLC (BEV).    Bunge is a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where Bunge operates grain elevator facilities.

        Southwest Iowa Renewable Energy, LLC (SIRE).    Bunge is a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.

Food Products

        Harinera La Espiga, S.A. de C.V.    Bunge is a party to this joint venture in Mexico with Grupo Neva, S.A. de C.V. and Cerrollera, S.A. de C.V. The joint venture has wheat milling and bakery dry mix operations. Bunge has a 31.5% interest in the joint venture.

Fertilizers

        Bunge Maroc Phosphore S.A.    Bunge has a 50% interest in this joint venture to produce fertilizers in Morocco with Office Cherifien Des Phosphates (OCP). The joint venture was formed to produce fertilizer products for shipment to Brazil, Argentina and certain other markets in Latin America.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Investments in Affiliates (Continued)

        Summarized combined financial information reported for all equity method affiliates and a summary of the amounts recorded in Bunge's consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 follows:

	December 31,
(US$ in millions)	2011	2010
Combined financial position:
Current assets	$1,135	$1,269
Non-current assets	1,988	2,004

Total assets	$3,123	$3,273

Current liabilities	$665	$778
Non-current liabilities	590	600
Stockholders' equity	1,868	1,895

Total liabilities and stockholders' equity	$3,123	$3,273

Amounts recorded by Bunge:
Investments (1)	$600	$609

	December 31,
(US$ in millions)	2011	2010	2009
Combined results of operations:
Revenues	$3,540	$2,902	$5,407
Gross profit	311	330	505
Income before income tax and noncontrolling interest	27	82	94
Net income	65	66	82
Amounts recorded by Bunge:
Equity in earnings of affiliates (2)	$44	$27	$80

(1)
At December 31, 2011 and 2010, Bunge's investment of $365 million and $367 million, respectively, equaled its underlying equity in the net assets of Solae.

(2)
In 2011, equity in earnings of affiliates includes a $37 million gain on sale of our interest in an oilseed processing facility joint venture. In 2009, equity in earnings of affiliates includes a $66 million (net of tax of $3 million) gain on the sale of Saipol S.A.S., a European edible oils joint venture.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets

        Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2011	2010
Recoverable taxes, net	$386	$964
Long-term receivables from farmers in Brazil, net	284	377
Judicial deposits	167	172
Other long-term receivables	10	129
Income taxes receivable	565	—
Affiliate loan receivable	63	65
Other	231	238

Total	$1,706	$1,945

        Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $41 million and $38 million at December 31, 2011 and 2010, respectively.

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

11. Other Non-Current Assets (Continued)

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

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	December 31,
(US$ in millions)	2011	2010
Legal collection process (1)	$358	$441
Renegotiated amounts:
Current on repayment terms	125	137

Total	$483	$578

(1)
All amounts in legal process are considered past due upon initiation of legal action.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2011 and 2010 was $561 million and $582 million, respectively. The table below

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets (Continued)

summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2011		December 31, 2010
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Renegotiated amounts	$64	$52	$66	$39
Legal collection process	162	147	180	162
For which no allowance has been provided:
Renegotiated amounts	61	—	71	—
Legal collection process	196	—	261	—

Total	$483	$199	$578	$201

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2011	2010
Beginning balance	$201	$232
Bad debt provision	32	31
Recoveries	(17)	(15)
Write-offs	—	(57)
Transfers (1)	6	4
Foreign exchange translation	(23)	6

Ending balance	$199	$201

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

        Other long-term receivables—Other long-term receivables at December 31, 2010 primarily include installment payments to be received from Bunge's sale of its 33.34% interest in Saipol S.A.S. in December 2009 for 145 million Euros, or its equivalent at that date of approximately $209 million. The sale agreement provided for payment in four equal annual installments, two of which had been received as of January 2011. In the second quarter 2011, Bunge sold this receivable and a loss of $2 million is included in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2011.

        Income taxes receivable—Income taxes receivable at December 31, 2011 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Other Non-Current Assets (Continued)

for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

        Affiliate loans receivable—Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

12. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2011	2010
Accrued liabilities	$1,179	$1,268
Unrealized losses on derivative contracts at fair value	1,370	2,105
Advances on sales	283	323
Other	57	79

Total	$2,889	$3,775

13. Asset Retirement Obligations

        Bunge has asset retirement obligations with carrying amounts totaling $19 million and $43 million at December 31, 2011 and 2010, respectively. Asset retirement obligations relate to the restoration of leased land to its original state and removal of the plants upon termination of the leases, and in its edible oil products segment, related to the removal of certain storage tanks associated with edible oil refining facilities.

        The change in carrying value of asset retirement obligations in 2011 consisted of a $22 million decrease of the initial obligation, related to fair value adjustments, primarily in the agribusiness segment, an increase of $4 million for accretion expense and a decrease of $6 million related to currency translation. The decrease in the initial obligation resulted in a reduction of property, plant and equipment of $6 million and recognition of approximately $12 million of reduction in cost of goods sold in Bunge's consolidated statement of income for the year ended December 31, 2011. The change in carrying value of asset retirement obligations in 2010 consisted of additions of $6 million in the sugar and bioenergy segment related to the acquisition of Moema, a $3 million increase of the initial obligation, which resulted from a decrease in the discount rate used to calculate the present value ($2 million in the fertilizer segment and $1 million in the agribusiness segment), an increase of $3 million for accretion expense, an increase of $2 million related to currency translation and a decrease of $42 million in the fertilizer segment due to the sale of the nutrients assets (see Note 3).

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

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
United States	$71	$42	$184
Non-United States	869	3,008	(39)

Total	$940	$3,050	$145

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Current:
United States	$(7)	$(33)	$(58)
Non-United States	(236)	(499)	(39)

	(243)	(532)	(97)

Deferred:
United States	(29)	(12)	(13)
Non-United States	246	(148)	217

	217	(160)	204

Non-current:
United States	(5)	(1)	(2)
Non-United States	(13)	4	5

	(18)	3	3

Total	$(44)	$(689)	$110

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

        Reconciliation of the income tax benefit (expense) if computed at the U.S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Income from operations before income tax	$940	$3,050	$145
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(329)	(1,068)	(51)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	258	515	163
Changes in valuation allowances	7	(129)	(17)
Goodwill amortization	43	44	31
Fiscal incentives (1)	46	27	22
Foreign exchange on monetary items	1	(9)	(11)
Non-deductible expenses	(3)	(68)	(35)
Uncertain tax positions	(18)	3	3
Other	(49)	(4)	5

Income tax benefit (expense)	$(44)	$(689)	$110

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$1,020	$1,098
Excess of tax basis over financial statement basis of property, plant and equipment and other long-lived assets	69	34
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	61	115
Tax credit carryforwards	8	12
Inventories	4	—
Other accruals and reserves not currently deductible for tax purposes	541	625

Total deferred income tax assets	1,703	1,884
Less valuation allowances	(187)	(245)

Deferred tax income assets, net of valuation allowance	1,516	1,639

Deferred income tax liabilities:
Excess of tax basis over financial statement basis of property, plant and equipment and other long-lived assets	137	179
Undistributed earnings of affiliates not considered permanently reinvested	20	30
Inventories	68	11
Other temporary differences	61	332

Total deferred income tax liabilities	286	552

Net deferred income tax assets	$1,230	$1,087

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

        Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        With respect to our unremitted earnings that are not considered to be indefinitely reinvested, we have provided a deferred tax liability totaling $20 million and $30 million as of December 31, 2011 and 2010, respectively. As of December 31, 2010, unremitted earnings considered to be indefinitely reinvested included $6,030 million of earnings that would not generate any income tax (including withholding tax) upon a remittance to the Bermuda parent company. After a review of our position, and given the neutral impact on our tax position, we no longer consider those amounts to be indefinitely reinvested. As of December 31, 2011, we have determined the company has unremitted earnings that are considered to be indefinitely reinvested of approximately $1,015 million and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

        At December 31, 2011, Bunge's pretax loss carryforwards totaled $3,561 million, of which $2,430 million have no expiration, including loss carryforwards of $2,119 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. Management expects the Brazil tax loss carryforwards to be utilized at various periods beginning in 2012 through approximately 2031. This estimate is based on Management forecasts and if those forecasts are not met, the utilization period will be longer. This forecasted utilization period reflects the impact of the 30% limitation as well as allowable deductions for goodwill, including that arising from recent acquisitions, and the impact of various federal and state tax incentives. The remaining tax loss carryforwards expire at various periods beginning in 2012 through the year 2027.

        Income Tax Valuation Allowances—Bunge continually assesses the adequacy of its valuation allowances and recognizes tax benefits only when it is more likely than not that the benefits will be realized. In evaluating its ability to realize its deferred tax assets, Bunge considers all available positive and negative evidence including historical and projected operating results and taxable income, the scheduled reversal of deferred tax liabilities, and ongoing tax planning on a jurisdiction by jurisdiction or entity by entity basis, as appropriate under existing tax laws of its operating jurisdictions. The utilization of deferred tax assets depends on the generation of future taxable income during the periods in which the related temporary differences become deductible.

        In 2011, income tax expense decreased $11 million for net valuation allowances.

        Uncertain Tax Liabilities—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2011 and 2010, respectively, Bunge had recorded tax liabilities of $109 million and $98 million in other non-current liabilities and $7 million and $4 million in current liabilities in its consolidated balance sheets. During 2011, 2010 and 2009, respectively, Bunge recognized $(3) million, $(2) million and $8 million in interest and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

penalties in income tax benefit (expense) in the consolidated statements of income. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2011	2010	2009
Balance at January 1,	$102	$111	$138
Additions based on tax positions related to the current year	13	1	1
Additions based on tax positions related to prior years	17	7	42
Reductions for tax positions of prior years	—	—	—
Settlement or clarification from tax authorities	(7)	(2)	(81)
Expiration of statute of limitations	(3)	(7)	(3)
Sale of Brazilian fertilizer nutrients assets	—	(6)	—
Foreign currency translation	(6)	(2)	14

Balance at December 31,	$116	$102	$111

        Interest and penalties are included in the balance of uncertain tax positions reported in the above table. Bunge recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. Bunge believes that it is reasonably possible that approximately $7 million of its unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

        The net reduction of $27 million in 2009 includes settlements of $39 million under a Brazilian tax amnesty program, a reversal of $7 million due to a favorable ruling from applicable tax authorities, $14 million of currency translation adjustments and various smaller items totaling $4 million.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	1996-2011
South America	2005-2011
Europe	2005-2011
Asia	2002-2011

        During 2011, the Brazilian IRS commenced an examination of the income tax returns of one of Bunge's Brazilian subsidiaries for the years 2005-2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

        In 2010, the Brazilian IRS had proposed certain significant adjustments to the income tax returns for one of Bunge's Brazilian subsidiaries for the years 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In late 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of the Brazilian IRS's case

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes (Continued)

against Bunge. Management is appealing the remainder of the case, and has not changed its position that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

        Bunge paid income taxes, net of refunds received, of $592 million, $398 million, and $205 million during the years ended December 31, 2011, 2010 and 2009, respectively. These net payments include payments of estimated income taxes in accordance with applicable tax laws, primarily in Brazil, requiring such interim estimated payments. For 2011 and 2009, estimated tax payments during those years exceeded the annual amounts ultimately determined to be owed for the full years by $88 million and $168 million, respectively. In accordance with applicable tax laws, these overpayments may be recoverable from future income taxes or non-income taxes payable.

15. Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 18 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 11 for long-term receivables from farmers in Brazil, net and see Note 17 for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge's principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives and certain other assets based on the fair value hierarchy established in ASC Topic 820 Fair Value Measurement, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

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

        The majority of Bunge's exchange traded agricultural commodity futures are settled daily generally through its clearing subsidiary and therefore such futures are not included in the table below. Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Bunge's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

	Fair Value Measurements at Reporting Date
	December 31, 2011				December 31, 2010
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 4)	$—	$3,736	$283	$4,019	$—	$4,567	$264	$4,831
Unrealized gain on designated derivative contracts (1):
Foreign Exchange	—	13	—	13	—	22	—	22
Unrealized gain on undesignated derivative contracts (1):
Interest Rate	—	—	—	—	—	4	—	4
Foreign Exchange	—	451	1	452	2	209	1	212
Commodities	75	586	125	786	114	1,754	454	2,322
Freight	5	—	1	6	1	22	3	26
Energy	11	13	2	26	9	11	16	36
Deferred Purchase Price Receivable (Note 18)	—	192	—	192	—	—	—	—
Other (2)	146	34	—	180	252	88	—	340

Total assets	$237	$5,025	$412	$5,674	$378	$6,677	$738	$7,793

Liabilities:
Unrealized loss on designated derivative contracts (3):
Foreign Exchange (4)	$—	$45	$—	$45	$—	$22	$—	$22
Unrealized loss on undesignated derivative contracts (3):
Interest Rate	—	2	—	2	—	1	—	1
Foreign Exchange	—	617	—	617	—	69	—	69
Commodities	147	417	116	680	692	1,167	162	2,021
Freight	1	—	—	1	—	—	—	—
Energy	4	6	15	25	8	1	5	14

Total liabilities	$152	$1,087	$131	$1,370	$700	$1,260	$167	$2,127

(1)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at December 31, 2011 and 2010, respectively.

(2)
Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits.

(3)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2011 and 2010, respectively.

(4)
Included in current portion of long-term debt are unrealized losses of zero and $22 million at December 31, 2011 and 2010, respectively.

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

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances related to non-performance by counterparties at December 31, 2011 and 2010.

        Level 3 Readily marketable inventories—Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable. These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

        The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010. Level 3 instruments presented in the tables include readily marketable inventories and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

derivatives. These instruments were valued using pricing models that, in management's judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Balance, January 1, 2011	$307	$264	$571
Total gains and losses (realized/unrealized) included in cost of goods sold	(181)	139	(42)
Total gains and losses (realized/unrealized) included in foreign exchange gains (losses)	(1)	—	(1)
Purchases	108	2,162	2,270
Sales	17	(2,734)	(2,717)
Issuances	(129)	—	(129)
Settlements	(94)	—	(94)
Transfers into Level 3	14	559	573
Transfers out of Level 3	(43)	(107)	(150)

Balance, December 31, 2011	$(2)	$283	$281

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2011 and 2010 for Level 3 assets and liabilities that were held at December 31, 2011 and 2010:

	Level 3 Instruments:
	Fair Value Measurements
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2011:
Cost of goods sold	$(6)	$112	$106

Foreign exchange gains (losses)	$(1)	$—	$(1)

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2010:
Cost of goods sold	$421	$239	$660

Foreign exchange gains (losses)	$(1)	$—	$(1)

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

        Interest rate derivatives—Interest rate swaps used by Bunge as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge may enter into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. Bunge may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis swap agreements are recorded in earnings. There are no outstanding interest rate swap agreements as of December 31, 2011.

        Bunge recognized approximately $6 million, $9 million and $8 million as a reduction in interest expense in the consolidated statements of income in the years ended December 31, 2011, 2010 and 2009, respectively, relating to interest rate swap agreements outstanding during the respective periods. In addition, in 2011, 2010 and 2009, Bunge recognized gains of approximately $13 million, $11 million and $11 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        There were no interest rate derivatives designated as cash flow hedges as of December 31, 2011 and 2010. Bunge reclassified losses of $6 million and $2 million in the years ended December 31, 2010 and 2009, respectively, from accumulated other comprehensive income (loss) in its consolidated balance sheets to interest expense in its consolidated statements of income, related to settlements of certain

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

derivative contracts designated as cash flow hedges, in connection with forecasted issuances of debt financing (see Note 17).

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

        The table below summarizes the notional amounts of open foreign exchange positions.

	December 31, 2011
	Exchange Traded	Non-exchange Traded
(US$ in millions)	Net (Short) & Long (1)	(Short) (2)	Long (2)	Unit of Measure
Foreign Exchange:
Options	$(6)	$(278)	$159	Delta
Forwards	81	(4,227)	11,660	Notional
Swaps	—	(96)	42	Notional

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

        The table below summarizes the volumes of open agricultural commodities derivative positions.

	December 31, 2011
	Exchange Traded	Non-exchange Traded
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Agricultural Commodities
Futures	(8,589,982)	—	—	Metric Tons
Options	(197,149)	—	—	Metric Tons
Forwards	—	(20,448,160)	25,790,377	Metric Tons
Swaps	—	(260,816)	—	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of its current and anticipated ocean freight costs. A portion of the ocean freight derivatives may be designated as fair value hedges of Bunge's firm commitments to purchase time on ocean freight vessels. Changes in the fair value of the ocean freight derivatives that are qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged firm commitments to purchase time on ocean freight vessels that is attributable to the hedged risk, are recorded in earnings. Changes in the fair values of ocean freight derivatives that are not designated as hedges are also recorded in earnings.

        The table below summarizes the open ocean freight positions.

	December 31, 2011
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Ocean Freight
FFA	(2,329)	—	—	Hire Days
FFA Options	(80)	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        Energy derivatives—Bunge uses derivative instruments for various purposes including to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2011
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long (1)			Unit of Measure
		(Short) (2)	Long (2)
Natural Gas (3)
Futures	(1,620,000)	—	—	MMBtus
Swaps	—	—	960,758	MMBtus
Options	2,825,515	—	—	MMBtus
Energy—Other
Futures	41,320	—	—	Metric Tons
Forwards	—	(864,372)	8,786,147	Metric Tons
Swaps	—	(45,461)	15,622	Metric Tons
Options	537,794	(150,187)	123,594	Metric Tons

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statements of income.

	Gain or (Loss) Recognized in Income on Derivative
		December 31,
(US$ in millions)	Location	2011	2010
Designated Derivative Contracts
Interest Rate (1)	Interest income/Interest expense	$—	$1
Foreign Exchange (2)	Foreign exchange gains (losses)	—	—
Commodities (3)	Cost of goods sold	—	—
Freight (3)	Cost of goods sold	—	—
Energy (3)	Cost of goods sold	—	—

Total		$—	$1

Undesignated Derivative Contracts
Interest Rate	Interest income/Interest expense	$1	$(1)
Interest Rate	Other income (expenses)—net	—	(40)
Foreign Exchange	Foreign exchange gains (losses)	40	95
Foreign Exchange	Cost of goods sold	72	36
Commodities	Cost of goods sold	(127)	(449)
Freight	Cost of goods sold	78	(4)
Energy	Cost of goods sold	(4)	2

Total		$60	$(361)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges in the consolidated statement of income.

	December 31, 2011
		Gain or (Loss) Recognized in Accumulated OCI (1)	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)
					Gain or (Loss) Recognized in Income on Derivative (2)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount (3)
Cash Flow Hedge:
			Foreign		Foreign
			exchange		exchange
Foreign Exchange (4)	$522	$(6)	gains (losses)	$—	gains (losses)	$—
			Cost of		Cost of
Commodities (5)	—	11	goods sold	17	goods sold	5

Total	$522	$5		$17		$5

Net Investment Hedge (5):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$—	$33	gains (losses)	$—	gains (losses)	$—

Total	$—	$33		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2011, Bunge expects to reclassify into income in the next 12 months $6 million after tax losses related to its foreign exchange cash flow hedges. As of December 31, 2011, there are no designated agricultural commodity cash flow hedges.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of gain recognized in income is $5 million, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts mature at various dates in 2012.

(5)
In 2011, Bunge entered into Euro and Canadian dollar forward contracts to receive U.S. dollars and sell Euros and Canadian dollars forward to offset the translation adjustment of its net investments in Euro and Canadian dollar assets. During 2011, Bunge de-designated the forward contracts as net investment hedges and recognizes gains or losses due to changes in exchange rates on the de-designated forward contracts in the income statement from the date of de-designation until maturity.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income.

	December 31, 2010
		Gain or (Loss) Recognized in Accumulated OCI (1)	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)
					Gain or (Loss) Recognized in Income on Derivative (2)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount (3)
Cash Flow Hedge:
			Foreign		Foreign
			exchange		exchange
Foreign Exchange (4)	$—	$2	gains (losses)	$3	gains (losses)	$—
			Cost of		Cost of
Commodities (5)	$45	$19	goods sold	$12	goods sold	$(2)

Total	$45	$21		$15		$(2)

Net Investment Hedge (6):
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$—	$(17)	gains (losses)	$—	gains (losses)	$—

Total	$—	$(17)		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2010, Bunge expected to reclassify into income in the next 12 months approximately $5 million of after tax gains related to its agricultural commodities cash flow hedges. As of December 31, 2010, there were no foreign exchange cash flow or net investment hedges outstanding.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of loss recognized in income is $(2) million, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts matured at various dates in 2010.

(5)
The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The commodities futures contracts matured at various dates in 2011.

(6)
Bunge paid Brazilian reals and received U.S. dollars using fixed interest rates, offsetting the translation adjustment of its net investment in Brazilian reals assets. The swaps matured at various dates in 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings as of December 31, 2011 and 2010 was 4.47% and 2.53%, respectively.

	December 31,
(US$ in millions)	2011	2010
Lines of credit:
Secured	$—	$15
Unsecured, variable interest rates from 0.33% to 29.10% (1)	719	1,703

Total short-term debt	$719	$1,718

(1)
Includes $67 million of local currency borrowings in Eastern Europe at a weighted average interest rate of 27.81% as of December 31, 2011.

        In November 2011, Bunge amended the $575 million five year liquidity facility for its commercial paper program, scheduled to mature in June 2012, to extend the expiration date of the liquidity banks' commitments to November 2016. In addition, the total commitment under the liquidity agreement was increased from $575 million to $600 million.

        At December 31, 2011, Bunge had $73 million outstanding amounts under its $600 million commercial paper program. The commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poors and P-1 by Moody's Investors Services. The liquidity facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $600 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. At December 31, 2011, no borrowings were outstanding under these committed back-up bank credit lines.

        In addition to the committed facilities noted above, from time-to-time, Bunge enters into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2011, $400 million was outstanding under these uncommitted short-term credit lines. In addition, Bunge's operating companies had $246 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2011 to support working capital requirements.

        At December 31, 2011, Bunge had approximately $527 million of unused and available borrowing capacity under its commercial paper program and committed short-term credit facilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt

        Long-term obligations are summarized below.

	December 31,
(US$ in millions)	2011	2010
Term loans due 2011—LIBOR plus 1.25% to 1.75% (1)	$—	$475
Term loan due 2013—fixed interest rate of 3.32%	300	300
Japanese Yen term loan due 2011—Yen LIBOR plus 1.40% (2)	—	123
Revolving credit facilities	250	—
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% and URTJLP plus 9.20% payable through 2017 (3)(4)(5)	64	118
Other	216	115

	3,362	3,163
Less: Current portion of long-term debt	(14)	(612)

Total long-term debt	$3,348	$2,551

(1)
One, three and six month LIBOR at December 31, 2011 were 0.30%, 0.58% and 0.81% per annum, respectively, and at December 31, 2010 were 0.26%, 0.30% and 0.46% per annum, respectively.

(2)
Three month Yen LIBOR at December 31, 2010 was 0.19% per annum.

(3)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of December 31, 2011 and December 31, 2010 was 6.00% per annum for both periods.

(5)
URTJLP is a long-term interest rate derived from the TJLP interest rate published by BNDES on a quarterly basis; URTJLP as of December 31, 2011 and December 31, 2010 was TJLP minus 4.03% and 6.00% per annum, respectively.

        The fair values of long-term debt, including current portion, at December 31, 2011 and 2010 were $3,676 million and $3,407 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.

        In November 2011, Bunge entered into an unsecured $1 billion five-year revolving credit facility which matures on November 17, 2016. This credit facility replaced the then existing $1 billion three-year revolving credit agreement scheduled to mature on June 1, 2012, which was terminated in accordance with its terms in connection with the entry into the new credit facility. Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable each quarter based on the average undrawn portion of the credit

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt (Continued)

agreement at rates ranging from 0.125% to 0.275%. There was $250 million outstanding under this credit agreement at December 31, 2011.

        In March 2011, Bunge entered into a syndicated, $1,750 million revolving credit agreement which matures on April 19, 2014. Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35% of the applicable margin. The credit agreement replaced the then existing $632 million, three-year and $600 million, 17-month revolving credit agreements that were scheduled to mature on April 16, 2011. These agreements were terminated in accordance with their terms. There were no borrowings outstanding under this credit agreement at December 31, 2011.

        In March 2011, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes, which bear interest at 4.10% per year. The senior notes will mature on March 15, 2016. The senior notes were issued by Bunge's 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing in September 2011.

        At December 31, 2011, Bunge had approximately $2,500 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $54 million at December 31, 2011 have been mortgaged or otherwise collateralized against long-term debt of $66 million at December 31, 2011.

        Principal Maturities.    Principal maturities of long-term debt at December 31, 2011 are as follows:

(US$ in millions)
2012	$14
2013	628
2014	570
2015	437
2016	765
Thereafter	882

Total (1)	$3,296

(1)
Excludes unamortized net gains of $66 million related to terminated interest rate swap agreements recorded in long-term portion of debt.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2011.

        In 2011, 2010 and 2009, Bunge paid interest, net of interest capitalized, of $208 million, $247 million and $284 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Long-Term Debt (Continued)

        In July 2010, Bunge redeemed certain senior notes and repaid certain term loans and subsidiary long-term debt with an aggregate principal amount of $827 million. These transactions resulted in a loss on extinguishment of debt of approximately $90 million, related to make-whole payments, which was included in the consolidated statements of income for the year ended December 31, 2010.

18. Trade Receivables Securitization Program

        In January 2010, Bunge adopted certain amendments to ASC Topic 860 Transfers and Servicing that resulted in amounts outstanding under its then existing securitization programs being accounted for as secured borrowings and reflected as short-term debt on its consolidated balance sheet. As a result of this change in accounting standards, Bunge significantly reduced its utilization of these programs and either terminated or allowed them to expire during 2010.

        On June 1, 2011, Bunge and certain of its subsidiaries entered into a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding up to $700 million against receivables sold into the program. The securitization program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the securitization program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (a deferred purchase price), which is expected to be generally between 10 and 15% of the aggregate amount of receivables sold through the program.

        Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies and country and obligor concentration limits. BSBV purchases trade receivables from the originating Bunge subsidiaries using (i) proceeds from the sale of receivables to the administrative agent, (ii) collections of the deferred purchase price and (iii) borrowings from BFBV under a revolving subordinated loan facility.

        As of December 31, 2011, $836 million of receivables sold under the Program were derecognized from Bunge's consolidated balance sheet. Proceeds received in cash related to transfers of receivables under the program, totaled $7,531 million from inception of the program through December 31, 2011. In addition, cash collections from customers on receivables previously sold were $6,872 million. As this is a revolving facility, cash collections from customers are reinvested in new receivable sales. Gross receivables sold under the program since its inception were $7,778 million. These sales resulted in a discount of $5 million. Servicing fees under the program were not significant.

        Bunge's risk of loss following the sale of the accounts receivable is limited to the deferred purchase price, which was $192 million at December 31, 2011. The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Trade Receivables Securitization Program (Continued)

sold under the program during 2011 were insignificant. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant risks, other than credit risk, given their short-term nature, Bunge has reflected all cash flows under the securitization program as operating cash flows in the consolidated statement of cash flows for the year ended December 31, 2011, including changes in the fair value of the deferred purchase price of $4 million.

19. Pension Plans

        Employee Defined Benefit Plans—Certain U.S., Canadian, European and Brazilian based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service.

        The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States. The U.S. funding policy requires at least those amounts required by the Pension Protection Act of 2006. Assets of the plans consist primarily of equity and fixed income investments.

        Plan Amendments and Transfers In—There were no significant amendments to Bunge's employee benefit plans during the years ended December 31, 2011 and 2010, respectively. At December 31, 2010, there was a transfer in of assets and liabilities of a plan sponsored by one of Bunge's European subsidiaries due to statutory changes. This plan was previously accounted for as a defined contribution plan.

        Plan Settlements and Transfers Out—In 2010, there was a transfer out that resulted from the divestiture of Bunge's Brazilian fertilizer nutrients assets (see Note 3), which included its Brazil-based fertilizer subsidiary, Ultrafertil, SA (Ultrafertil). Ultrafertil was a participating sponsor in a frozen multiple-employer defined benefit pension plan (the "Petros Plan") that was managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the fertilizer industry in Brazil. The Petros Plan was funded in accordance with Brazilian statutory requirements. The sale of Bunge's investment in Ultrafertil as part of the Brazilian fertilizer nutrients assets sale transaction resulted in a settlement of the Plan of approximately $42 million for accounting purposes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The following table sets forth in aggregate a reconciliation of the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2011 and 2010 for plans with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligation as of beginning of year	$432	$394	$136	$479
Service cost	15	13	7	3
Interest cost	25	24	6	22
Actuarial loss (gain), net	58	19	4	9
Employee contributions	—	—	3	1
Net transfers in (out)	—	—	—	(398)
Plan amendments	—	—	—	1
Plan settlements	—	—	(4)	42
Benefits paid	(16)	(17)	(4)	(19)
Expenses paid	(1)	(1)	(1)	—
Impact of foreign exchange rates	—	—	(4)	(4)

Benefit obligation as of end of year	$513	$432	$143	$136

Change in plan assets:
Fair value of plan assets as of beginning of year	$330	$298	$115	$493
Actual return on plan assets	20	48	6	28
Employer contributions	22	2	11	14
Employee contributions	—	—	3	1
Plan settlements	—	—	(3)	(2)
Divestitures	—	—	—	(398)
Benefits paid	(16)	(17)	(4)	(19)
Expenses paid	(1)	(1)	(1)	—
Impact of foreign exchange rates	—	—	(3)	(2)

Fair value of plan assets as of end of year	$355	$330	$124	$115

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(158)	$(102)	$(19)	$(21)
Net (liability) asset recognized in the balance sheet	$(158)	$(102)	$(19)	$(21)

Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$2	$9	$10
Current liabilities	(1)	(1)	(2)	(2)
Non-current liabilities	(157)	(103)	(26)	(29)

Net (liability) asset recognized	$(158)	$(102)	$(19)	$(21)

        Included in accumulated other comprehensive income at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

of $1 million (zero net of tax), unrecognized prior service cost of $7 million ($5 million, net of tax) and unrecognized actuarial loss of $171 million ($111 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2012 is $2 million ($1 million, net of tax) and unrecognized actuarial loss of $12 million ($8 million, net of tax).

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2011, the $513 million and $143 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $513 million and $36 million, respectively, which were in excess of the fair value of related plan assets of $355 million and $7 million, respectively. At December 31, 2010, the $432 million and $136 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $381 million and $39 million, respectively, which were in excess of the fair value of related plan assets of $276 million and $8 million, respectively. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $468 million and $137 million at December 31, 2011 and $381 million and $81 million at December 31, 2010, respectively.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2011	2010	2011	2010
Projected benefit obligation	$513	$381	$36	$29
Accumulated benefit obligation	468	330	34	28
Fair value of plan assets	$355	$276	$7	$3

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit plans:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2011	2010	2009	2011	2010	2009
Service cost	$15	$13	$12	$7	$3	$3
Interest cost	25	24	22	6	22	41
Expected return on plan assets	(26)	(24)	(22)	(6)	(25)	(43)
Amortization of prior service cost	2	2	2	—	1	1
Amortization of net loss	5	5	3	1	—	(2)
Settlement loss recognized	—	—	—	—	26	1

Net periodic benefit costs	$21	$20	$17	$8	$27	$1

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The weighted-average actuarial assumptions used in determining the benefit obligation under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2011	2010	2011	2010
Discount rate	5.0%	6.0%	4.2%	4.4%
Increase in future compensation levels	3.8%	4.2%	2.7%	2.4%

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2011	2010	2009	2011	2010	2009
Discount rate	6.0%	6.2%	6.5%	4.4%	10.5%	11.4%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%	5.3%	11.4%	10.9%
Increase in future compensation levels	4.2%	4.2%	4.2%	2.4%	6.3%	6.7%

        The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.

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

        Plan Assets—The objectives of the U.S. plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge implements its investment strategy through a combination of indexed mutual funds and a proprietary portfolio of fixed income securities. Bunge's policy is not to invest plan assets in Bunge Limited shares.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The fair values of Bunge's U.S. and foreign defined benefit pension plans' assets as of the measurement date for 2011 and 2010, by category, are as follows:

(US$ in millions)	Fair Value Measurements at December 31, 2011
Asset Category	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Equities:
Mutual Funds (1)	$220	$78	$220	$1	$—	$17	$—	$—
Fixed income securities:
Mutual Funds (2)	135	46	73	5	62	101	—	—

Total	$355	$124	$293	$6	$62	$118	$—	$—

(US$ in millions)	Fair Value Measurements at December 31, 2010
Asset Category	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Equities:
Mutual Funds (1)	$213	$20	$213	$1	$—	$19	$—	$—
Fixed income securities:
Mutual Funds (2)	117	95	65	—	52	46	—	49

Total	$330	$115	$278	$1	$52	$65	$—	$49

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

(US$ in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insured
Asset
Beginning balance, January 1, 2011	$49
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—
Relating to assets sold during 2011	—
Purchase, sales and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	(49)

Ending balance, December 31, 2011	$—

(US$ in millions)	Fair Value Measurements Using Significant Unobservable Input (Level 3)
Insured
Asset
Beginning balance, January 1, 2010	$—
Actual return on plan assets:
Relating to assets still held at December 31, 2010	—
Relating to assets sold during 2010	—
Purchase, sales and settlements	—
Transfers into Level 3 (1)	49

Ending balance, December 31, 2010	$49

(1)
At December 31, 2010, there was a transfer in of a plan previously accounted for as a defined contribution plan. This plan's assets are classified as insured assets and are held by a collective insurance fund. Bunge does not actively participate in the administration or the asset management of the collective fund.

        Bunge expects to contribute $6 million and $9 million, respectively, to its U.S. and foreign-based defined benefit pension plans in 2012.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Pension Plans (Continued)

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2012	$19	$9
2013	21	8
2014	23	9
2015	27	9
2016	28	9
2017-2021	169	48

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $14 million, $12 million and $17 million in 2011, 2010 and 2009, respectively.

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

        Plan Settlements—In 2010, Bunge divested its Brazilian fertilizer nutrients assets (see Notes 3 and 19), which resulted in a settlement of approximately $32 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2011 and 2010. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligation as of beginning of year	$20	$26	$100	$111
Service cost	—	—	1	1
Interest cost	1	2	10	10
Actuarial (gain) loss, net	(3)	(6)	8	12
Employee contributions	1	1	—	—
Plan settlements/divestitures	—	—	—	(32)
Effect of acquisitions	—	—	—	1
Benefits paid	(2)	(3)	(10)	(8)
Impact of foreign exchange rates	—	—	(12)	5

Benefit obligation as of end of year	$17	$20	$97	$100

Change in plan assets:
Employer contributions	$1	$2	$10	$8
Employee contributions	1	1	—	—
Benefits paid	(2)	(3)	(10)	(8)

Fair value of plan assets as of end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(17)	$(20)	$(97)	$(100)
Net liability recognized in the balance sheet	$(17)	$(20)	$(97)	$(100)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(2)	$(2)	$(7)	$(8)
Non-current liabilities	(15)	(18)	(90)	(92)

Net liability recognized	$(17)	$(20)	$(97)	$(100)

        Included in accumulated other comprehensive income at December 31, 2011 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax) and $4 million ($3 million, net of tax), respectively, and unrecognized actuarial gain (loss) of $4 million ($3 million, net of tax) and $(17) million (($11) million, net of tax), respectively. Bunge expects to recognize unrecognized prior service credits in 2012 of $1 million ($1 million, net of tax) and unrecognized actuarial losses of $1 million ($1 million, net of tax) as components of net periodic pension cost for its postretirement healthcare benefit plans.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2011	2010	2009	2011	2010	2009
Service cost	$—	$—	$—	$1	$1	$2
Interest cost	1	2	2	10	10	10
Amortization of prior service cost	—	—	—	(1)	(1)	—
Amortization of net loss	—	—	—	1	2	—
Settlement gain recognized	—	—	—	—	(26)	—

Net periodic benefit costs	$1	$2	$2	$11	$(14)	$12

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2011	2010	2011	2010
Discount rate	4.8%	5.3%	10.3%	10.8%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.3%	5.8%	6.5%	10.8%	11.3%	12.4%

        At December 31, 2011, for measurement purposes related to U.S. plans, a 10.42% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012, decreasing to 4.50% by 2029, remaining at that level thereafter. At December 31, 2010, for measurement purposes related to U.S. plans, an 11.18% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 7.63% and 8.07% for 2011 and 2010, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One percentage point increase	One percentage point decrease
Effect on total service and interest cost—U.S. plans	$—	$—
Effect on total service and interest cost—Foreign plans	$2	$(1)
Effect on postretirement benefit obligation—U.S. plans	$1	$(1)
Effect on postretirement benefit obligation—Foreign plans	$15	$(11)

        Bunge expects to contribute $2 million to its U.S. postretirement healthcare benefit plan and $6 million to its foreign postretirement healthcare benefit plans in 2012.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Expected Payments	Foreign Postretirement Healthcare Benefit Expected Payments
2012	$2	$6
2013	2	7
2014	2	7
2015	2	7
2016	2	8
2017-2021	6	42

21. Related Party Transactions

        Notes receivable—Bunge holds a note receivable under a revolving credit facility from Bunge-Ergon Vicksburg LLC, a 50% owned U.S. joint venture. The amounts outstanding were $29 million and $24 million at December 31, 2011 and 2010, respectively. This note matures in May 2013 with interest payable at a rate of LIBOR plus 2.0%.

        Bunge holds a note receivable from Southwest Iowa Renewable Energy, a 25% owned U.S. investment, having a carrying value of approximately $27 million and $34 million at December 31, 2011 and 2010, respectively. This note matures in August 2014 with interest payable at a rate of LIBOR plus 7.5%.

        Bunge holds a note receivable from Biodiesel Bilbao S.A., a 20% owned investment in Spain, having a carrying value of approximately $6 million and $7 million at December 31, 2011 and 2010, respectively. This note matures in December 2015 with interest payable at a rate of EURIBOR plus 2.0%.

        Bunge holds a note receivable from B-G Fertilizer, a 50% owned U.S. investment, having a carrying value of approximately $9 million at December 31, 2011. This is a revolving note with interest payable at a rate of LIBOR plus 3.00%.

        Bunge holds a note receivable from Biocolza-Oleos E Farinhas de Colza S.A., a 40% owned investment in Portugal, having a carrying value of approximately $5 million at December 31, 2011. This note matures in December 2012 with interest payable at a rate of EURIBOR plus 8.5%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Related Party Transactions (Continued)

        Bunge has recognized interest income related to these notes receivable of approximately $2 million, $4 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2011 and 2010, with carrying values of $79 million and $90 million, respectively, are included in other current assets or other non-current assets in the consolidated balance sheets, according to payment terms.

        Notes payable—Bunge has a note payable with a carrying value of $7 million at December 31, 2011 and 2010, respectively, to a joint venture partner in one of its port terminals in Brazil. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate (11.595% at December 31, 2011). This notes payable is included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2011 and 2010. Bunge recorded interest expense of approximately $1 million, $1 million and $1 million in 2011, 2010 and 2009, respectively, related to this note.

        Other—Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $835 million, $525 million and $1,073 million for the years ended December 31, 2011, 2010 and 2009, respectively. Bunge also sold soybean and other commodity products to certain of these joint ventures, which totaled $452 million, $478 million, and $596 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, Bunge had approximately $67 million and $69 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2011 and 2010, Bunge had approximately $32 million and $42 million, respectively, of payables to these joint ventures recorded in trade accounts payable in the consolidated balance sheets. Bunge believes these transactions are recorded at values similar to those with third parties.

22. Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge's financial condition, results of operations or

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies (Continued)

liquidity. Included in other non-current liabilities at December 31, 2011 and 2010 are the following accrued liabilities:

	December 31,
(US$ in millions)	2011	2010
Tax claims (1)	$70	$127
Labor claims	77	78
Civil and other claims (1)	76	114

Total	$223	$319

(1)
Pursuant to the terms of the 2009 Brazilian amnesty program to settle tax and other financial claims with the Brazilian government, certain of the tax and civil and other claims were settled during the third quarter 2011.

        Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the Supreme Court decisions, it has received certain similar tax incentives and benefits. Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of U.S. GAAP, no liability has been recorded in the consolidated financial statements.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by large exporters and processors of cereals and other agricultural commodities in the country. In July 2011, Bunge received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million. Bunge believes that the allegations and claims are without merit, however, Bunge is, at this time, unable to predict their outcome.

        Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and Other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2011:

(US$ in millions)	Maximum Potential Future Payments
Customer financing (1)	$45
Unconsolidated affiliates financing (2)	54
Residual value guarantee (3)	69

Total	$168

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2011, Bunge had approximately $34 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. Bunge's recorded obligation related to these outstanding guarantees was $7 million at December 31, 2011.

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2011, Bunge's recorded obligation related to these guarantees was $1 million.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2018. At December 31, 2011, Bunge's recorded obligation related to these guarantees was $6 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. As of December 31, 2011, Bunge's consolidated balance sheet includes debt with a carrying amount of $3,482 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

(US$ in millions)	Future Minimum Payment Obligations
Less than 1 year	$218
1 to 3 years	206
3 to 5 years	58
After five years	329

Total	$811

        Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned on the sales of excess capacity. The agreements for the freight service on railroad lines require a minimum monthly payment regardless of the actual level of freight services used by Bunge. In 2011, Bunge renegotiated its volume commitments related to certain freight supply agreements resulting in a reduction of its future minimum payment obligations over the remaining term of the agreements of $841 million. No penalties were incurred as a result of these renegotiations. The costs of Bunge's freight supply agreements are typically passed through to the customers as a component of the prices charged for its products.

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $101 million in 2011 and expects to receive payments of approximately $22 million in 2012 under such relet agreements.

        Commitments—At December 31, 2011, Bunge had approximately $52 million of purchase commitments related to its inventories, $4 million of power supply contracts and $159 million of contractual commitments related to construction in progress.

23. Equity

        Share Repurchase Program—On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge's issued and outstanding common shares. The program was approved to run through December 31, 2011. On December 7, 2011, the Board of Directors approved a one-year extension of Bunge's existing share repurchase program through December 31, 2012. Bunge repurchased 1,933,286 common shares for $120 million in 2011 and 6,714,573 common shares for $354 million in 2010, bringing total repurchases under the program from inception through December 31, 2011 to 8,647,859 shares for $474 million.

        Common Shares—On December 1, 2010, Bunge utilized 6,714,573 treasury shares acquired as a result of repurchases made under Bunge's share repurchase program and issued an additional 1,702,642 common shares in settlement of the conversion of its then outstanding 862,455 mandatory convertible preference shares, plus accumulated and unpaid dividends. On the mandatory conversion date of December 1, 2010, as a result of adjustments to the initial conversion rates because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each mandatory convertible preference share automatically converted on December 31, 2010 into 9.7596 common shares (which represented a total of 8,417,215 common shares).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Equity (Continued)

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding as of December 31, 2011. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.0991 common shares based on a conversion price of $90.9802 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,583,790 Bunge Limited common shares as of December 31, 2011).

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2011 and 2010, Bunge recorded $34 million of dividends on its convertible preference shares.

        Mandatory Convertible Preference Shares—Prior to the mandatory conversion date of December 1, 2010, Bunge had 862,455 mandatory convertible preference shares, with a par value $0.01 per share and with an initial liquidation preference of $1,000, issued and outstanding. At any time prior to December 1, 2010, holders could elect to convert the mandatory convertible preference shares at the minimum conversion rate of 8.2416 common shares per mandatory convertible preference share, subject to additional certain anti-dilution adjustments. The mandatory convertible preference shares accrued dividends at an annual rate of 5.125%. Dividends were cumulative from the date of issuance and were payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, when, as and if declared by Bunge's Board of Directors. Accumulated but unpaid dividends on the mandatory convertible preference shares did not bear interest. Dividends totaling $44 million were paid in cash in 2010 with the final dividend paid on December 1, 2010.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Equity (Continued)

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Pension and Other Postretirement Liability Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$(639)	$(80)	$(9)	$(79)	$(4)	$(811)
Other comprehensive income (loss)	1,062	55	2	(17)	3	1,105
Income tax benefit (expense)	—	20	—	6	(1)	25

Balance, December 31, 2009	423	(5)	(7)	(90)	(2)	319
Other comprehensive income (loss)	247	4	6	12	—	269
Income tax benefit (expense)	—	(1)	1	(5)	—	(5)

Balance, December 31, 2010	670	(2)	—	(83)	(2)	583
Other comprehensive income (loss)	(1,130)	(33)	—	(61)	—	(1,224)
Income tax benefit (expense)	—	11	—	20	—	31

Balance, December 31, 2011	$(460)	$(24)	$—	$(124)	$(2)	$(610)

(1)
Bunge has significant operating subsidiaries in Brazil, Argentina and Europe. The functional currency of Bunge's subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign exchange translation gains (losses) are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

        Transfers to/from Noncontrolling Interest—In December 2011, Bunge entered into a joint venture agreement with Felda Global Ventures Holdings Sdn Bhd (Felda), a wholly-owned subsidiary of the Federal Land Development Authority of Malaysia, to manage their combined crushing and refining operations in Canada. Bunge has a 51% controlling interest in the joint venture, which it consolidates. Bunge and Felda each made capital contributions to the venture of approximately $24 million.

        In October 2011, Bunge entered into a joint venture agreement with Senwes Limited, a South African agribusiness company, to develop grains and oilseeds operations in South Africa. Bunge has a 50% controlling interest in the joint venture which it consolidates. Bunge and the noncontrolling interest holder each made capital contributions of $2 million.

        In September 2011, Bunge's consolidated agribusiness joint venture, AGRI-Bunge LLC., was dissolved. Bunge had 50% voting power and a 34% interest in the equity and earnings of the venture, which originated grain and operated a Mississippi River terminal in the United States. The non-controlling interest holder received $9 million representing the return of 100% of their invested

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Equity (Continued)

capital in 2011. Bunge had consolidated AGRI-Bunge, LLC since January 1, 2010 as a result of ASC Topic 810 Consolidation specifically as it related to the consolidation of variable interest entities. Bunge recorded $3 million of noncontrolling equity interest upon its consolidation of this joint venture in the first quarter of 2010.

        In July 2011, Bunge acquired the 40% noncontrolling interest in a sugarcane mill in Brazil, resulting in Bunge owning 100% of this entity. Total consideration was $31 million, comprised of $6 million cash paid at closing, $13 million to be paid within 12 months of closing and the forgiveness of $11 million of negative noncontrolling interest's share of equity in the investment.

        In 2011, Bunge redeemed shares held by certain third party investors in a private investment fund consolidated by Bunge. The shares were valued at $21 million and represented 56% of the outstanding shares of the fund and 100% of the respective investors ownership interest of these investments in the fund. Additionally, the investors received $5 million of dividends representing their share of the cumulative earnings of the fund. This transaction resulted in Bunge's ownership interest in the fund increasing from 39% at December 31, 2010 to 83% at December 31, 2011. Additionally, during 2010, certain third party investors redeemed their shares in this private investment fund. The shares were valued at $9 million and represented 30% of the outstanding shares of the fund and 100% of the ownership interest of these investors in the fund. Additionally, the investors received $4 million of dividends representing their share of the cumulative earnings of the fund. This resulted in Bunge's ownership interest in the fund increasing from 31% at December 31, 2009 to 39% at December 31, 2010.

        In April 2011, Bunge entered into a joint venture in an agricultural commodity trading and merchandising company, which operates in Central America. Bunge has a 70% controlling interest in the joint venture, which it consolidates. During 2011, the 30% noncontrolling interest holder made a $6 million capital contribution to this joint venture. Bunge made a proportionate capital contribution of $14 million, which resulted in no ownership change.

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

        Bunge has a 51% controlling interest in a joint venture with two third party companies for construction and operation of a grain terminal in Longview, Washington, U.S., which it consolidates. In 2011, Bunge and the noncontrolling interest holders, which have a 49% interest, made proportionate capital contributions, resulting in no ownership percentage change. The combined contribution from the noncontrolling interest holders was $27 million.

        On May 27, 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its direct and indirect 54% ownership interest in the voting common shares and 36% interest in the nonvoting preferred shares of Fosfertil (representing Bunge's right to approximately 42% of the earnings of Fosfertil, see Note 3). Prior to this date, Fosfertil was a consolidated subsidiary of Bunge. Effective as of the date of sale and as a result of this transaction, Bunge deconsolidated Fosfertil and derecognized

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23. Equity (Continued)

$588 million of noncontrolling interests, which represented approximately 58% of noncontrolling interest in earnings of Fosfertil.

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

        Bunge has 6,900,000 convertible perpetual preference shares outstanding at December 31, 2011 (see Note 23). Each convertible preference share has an initial liquidation preference of $100 per share and each convertible preference share is convertible, at any time at the holder's option, initially into approximately 1.0991 Bunge Limited common shares based on a conversion price of $90.9802 per convertible preference share, subject in each case to certain anti-dilution specified adjustments (which represents 7,583,790 common shares as of December 31, 2011). The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were not dilutive. The calculations of diluted earnings per common share for the years ended December 31, 2011 and 2010 include the weighted-average common shares that would be issuable upon conversion of the convertible perpetual preference shares as they were dilutive.

        On the mandatory conversion date of December 1, 2010, each mandatory convertible preference share then outstanding, automatically converted into 9.7596 of common shares (see Note 23). At any time prior to December 1, 2010, holders could elect to convert the mandatory convertible preference shares at the conversion rate of 8.2416, subject to certain additional anti-dilution adjustments (which represented 7,108,009 common shares prior to December 1, 2010). Each mandatory convertible preference share had a liquidation preference of $1,000 per share. The calculation of diluted earnings per common share for the year ended December 31, 2010 includes the weighted-average common shares that would have been issuable upon conversion of the mandatory convertible preference shares, up to the mandatory conversion date of December 1, 2010, as they were dilutive. The calculation of diluted earnings per common share for the year ended December 31, 2009 does not include the weighted-average common shares that would have been issuable upon conversion of the mandatory convertible preference shares as they were not dilutive.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2011	2010	2009
Net income attributable to Bunge	$942	$2,354	$361
Convertible preference share dividends	(34)	(67)	(78)

Net income available to Bunge common shareholders	$908	$2,287	$283

Weighted-average number of common shares outstanding:
Basic	146,583,128	141,191,136	126,448,071
Effect of dilutive shares:
—stock options and awards (1)	1,042,127	1,032,143	1,221,751
—convertible preference shares	7,583,790	14,051,535	—

Diluted	155,209,045	156,274,814	127,669,822

Earnings per common share:
Earnings to Bunge common shareholders—basic	$6.20	$16.20	$2.24
Earnings to Bunge common shareholders—diluted	$6.07	$15.06	$2.22

(1)
The weighted-average common shares outstanding-diluted excludes approximately 4 million, 3 million and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of diluted earnings per share for 2011, 2010 and 2009, respectively.

25. Share-Based Compensation

        In 2011, Bunge recognized approximately $24 million and $25 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2010, Bunge recognized approximately $22 million and $38 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. In 2009, Bunge recognized approximately $16 million and $1 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards.

        In 2011 and 2010, there was an insignificant amount of aggregate tax benefit related to share-based compensation. In 2009, the aggregate tax benefit related to share-based compensation was approximately $6 million.

        2009 Equity Incentive Plan and Equity Incentive Plan—In 2009, Bunge established the 2009 Equity Incentive Plan (the 2009 EIP), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge board of directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan (the Equity Incentive Plan), which is a shareholder approved plan. Under the Equity Incentive Plan, the compensation

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

committee of the Bunge Limited Board of Directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards will be granted under the Equity Incentive Plan.

        (i) Stock Option Awards—Stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge Limited common shares on the date of the grant, as determined under the Equity Incentive Plan or the 2009 EIP, as applicable. Options expire ten years after the date of the grant and generally vest and become exercisable on a pro-rata basis over a three-year period on each anniversary of the date of the grant. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and the Equity Incentive Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006, compensation expense is recognized on an accelerated basis over the vesting period of each grant.

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

        Time-vested restricted stock units are subject to vesting periods varying from three to five years and vest on either a pro-rata basis over the applicable vesting period or 100% at the end of the applicable vesting period, as determined at the time of the grant by the compensation committee. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and the Equity Incentive Plan. Time-vested restricted stock units are paid out in Bunge Limited common shares upon satisfying the applicable vesting terms.

        At the time of payout, a participant holding a vested restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments. Dividend equivalents on performance-based restricted stock units are capped at the target level. Compensation expense for restricted stock units is equal to the market value of Bunge Limited common shares at the date of the grant and is recognized on a straight-line basis over the vesting period of each grant.

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

        (i) Stock Option Awards—Stock options to purchase Bunge Limited common shares are granted with an exercise price equal to the market value of Bunge Limited common shares on the date of the grant, as determined under the 2007 Directors' Plan. Options expire ten years after the date of the grant and generally vest and are exercisable on the third anniversary of the date of the grant. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan. Compensation expense is recognized for options on a straight-line basis.

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

        Non-Employee Directors' Equity Incentive Plan—Prior to May 25, 2007, the date of shareholder approval of the 2007 Directors' Plan, Bunge granted equity-based awards to its non-employee directors under the Non-Employee Directors' Equity Incentive Plan (the Directors' Plan) which is a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1 that follows the date of grant. Vesting may be accelerated in certain circumstances as provided in the Directors' Plan. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and is recognized for options granted prior to 2006 on an accelerated basis over the vesting period of each grant. Effective May 25, 2007, no further awards will be granted under the Directors' Plan.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

Treasury zero-coupon bonds with a term equal to the expected option term of the option grants on the date of grant.

	December 31,
Assumptions	2011	2010	2009
Expected option term (in years)	5.39	5.43	5.14
Expected dividend yield	1.29%	1.36%	1.47%
Expected volatility	45.45%	44.34%	43.35%
Risk-free interest rate	2.48%	2.56%	2.31%

        A summary of option activity under the plans as of December 31, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
(US$ in millions)
Outstanding at January 1, 2011	5,242,831	$57.34
Granted	1,016,025	71.20
Exercised	(682,560)	33.76
Forfeited or expired	(161,649)	72.82

Outstanding at December 31, 2011	5,414,647	$62.45	5.85	$30

Exercisable at December 31, 2011	3,699,962	$60.91	4.56	$29

        The weighted-average grant date fair value of options granted during 2011, 2010 and 2009 was $27.99, $23.70 and $18.68, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $24 million, $4 million and $2 million, respectively. The excess tax benefit classified as a financing cash flow for 2011, 2010 and 2009 was not significant.

        At December 31, 2011, there was $25 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plans expected to be recognized over the next two years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. Share-Based Compensation (Continued)

        A summary of Bunge's restricted stock units under the plans as of December 31, 2011 and changes during 2011 is presented below:

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2011 (1)	1,134,753	$67.15
Granted	454,523	70.36
Vested/issued (2)	(214,006)	93.42
Forfeited/cancelled (2)	(189,415)	79.82

Restricted stock units at December 31, 2011 (1)	1,185,855	$61.62

(1)
Excludes accrued unvested corresponding dividends, which are payable in shares upon vesting in Bunge's common shares. At December 31, 2011, there were 17,491 unvested corresponding dividends accrued. Accrued unvested corresponding dividends are revised upon non-achievement of performance targets.

(2)
During 2011, Bunge issued 214,006 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued corresponding dividends, with a weighted-average fair value of $70.12 per share. In 2011, payment/issuance of 851 vested restricted stock units and related earned dividends were deferred by participants. As of December 31, 2011, Bunge has approximately 27,790 deferred common share units including common shares representing accrued corresponding dividends. During 2011, Bunge canceled in the aggregate approximately 187,323 shares related to performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes and performance-based restricted stock unit awards did not vest due to non-achievement of performance targets.

        The weighted-average grant date fair value of restricted stock units granted during 2011, 2010 and 2009 was $70.36, $58.67 and $50.63, respectively.

        At December 31, 2011, there was approximately $43 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements granted under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which will be recognized over the next two years. The total fair value of restricted stock units vested during 2011 was approximately $19 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2011, 412,184 and 7,210,309 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26. Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2011 are as follows:

(US$ in millions)	Minimum Lease Payments
2012	$152
2013	106
2014	94
2015	81
2016	74
Thereafter	188

Total	$695

        Net rent expense under non-cancelable operating leases is as follows:

	December 31,
(US$ in millions)	2011	2010	2009
Rent Expense	$227	$203	$182
Sublease Income	(41)	(46)	(36)

Net Rent Expense	$186	$157	$146

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average life of eight years and cover approximately 155,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (TRS) per ton of sugarcane produced and the price for each kilogram of TRS as determined by Consecana, the Sao Paulo state sugarcane and sugar and ethanol council. In 2011 and 2010 Bunge made payments related to these agreements of $91 million and $61 million, respectively. Of these amounts $40 million and $23 million in 2011 and 2010, respectively, were advances for future production and $51 million and $38 million were included in cost of goods sold in the consolidated statements of income for 2011 and 2010, respectively.

27. Operating Segments and Geographic Areas

        Sugar and Bioenergy segment—In the first quarter of 2010, Bunge began reporting the results of its sugar and bioenergy businesses as a reportable segment. Prior to 2010, sugar and bioenergy results and assets were included in the agribusiness segment. Accordingly, amounts for 2009 have been reclassified to conform to the current segment presentation.

        As a result, Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in May 2010, the activities of the fertilizer segment include its fertilizer distribution business in Brazil as well as its operations in Argentina and the United States (see Note 3). Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

        The "Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

generally valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues segments or inter-segment eliminations."

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Unallocated	Total
2011
Net sales to external customers	$38,909	$5,842	$8,839	$2,006	$3,147	$—	$58,743
Inter-segment revenues	4,965	13	86	50	57	(5,171)	—
Gross profit (1)	1,731	149	462	234	152	—	2,728
Foreign exchange gain (loss)	(16)	(4)	3	—	(2)	—	(19)
Equity in earnings of affiliates	33	2	—	5	4	—	44
Noncontrolling interest (2)	(22)	(2)	(6)	—	—	32	2
Other income (expense)-net	(7)	2	3	(3)	(11)	—	(16)
Segment EBIT (3)	934	(20)	137	104	(1)	—	1,154
Depreciation, depletion and amortization expense	(196)	(171)	(87)	(27)	(45)	—	(526)
Investments in affiliates	506	18	—	14	62	—	600
Total assets	13,993	3,805	2,445	715	2,317	—	23,275
Capital expenditures	494	376	145	25	56	29	1,125
2010
Net sales to external customers	$30,138	$4,455	$6,783	$1,605	$2,726	$—	$45,707
Inter-segment revenues	3,902	24	96	41	115	(4,178)	—
Gross profit (1)	1,660	101	427	168	155	—	2,511
Foreign exchange gain (loss)	(4)	30	—	(1)	(23)	—	2
Equity in earnings of affiliates	18	(6)	—	3	12	—	27
Noncontrolling interest (2)	(47)	9	(5)	—	(35)	44	(34)
Other income (expense)-net	2	(8)	(10)	5	(15)	—	(26)
Segment EBIT (3)	840	(13)	80	67	2,344	(90)	3,228
Depreciation, depletion and amortization expense	(179)	(116)	(78)	(27)	(43)	—	(443)
Investments in affiliates	509	20	15	13	52	—	609
Total assets	16,100	4,679	2,243	771	2,208	—	26,001
Capital expenditures	409	365	66	23	182	27	1,072
2009
Net sales to external customers	$27,934	$2,577	$6,184	$1,527	$3,704	$—	$41,926
Inter-segment revenues	3,462	77	131	17	18	(3,705)	—
Gross profit (loss) (1)	1,330	49	412	152	(739)	—	1,204
Foreign exchange gain (loss)	216	2	(4)	(1)	256	—	469
Equity in earnings of affiliates	15	(12)	86	4	(13)	—	80
Noncontrolling interest (2)	(26)	6	(10)	—	87	(31)	26
Other income (expense)-net	(4)	2	(7)	(1)	(15)	—	(25)
Segment EBIT	812	8	181	58	(616)	—	443
Depreciation, depletion and amortization expense	(179)	(15)	(73)	(27)	(149)	—	(443)
Investments in affiliates	506	20	15	14	67	—	622
Total assets	11,172	2,691	2,030	670	4,683	40	21,286
Capital expenditures	222	257	55	24	329	31	918

(1)
In 2010, Bunge recorded pretax impairment charges of $77 million in cost of goods sold related to its operations in Europe, Brazil and the U.S. Of these pretax impairment charges, $35 million of these charges were allocated to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. In addition, Bunge recorded pretax restructuring charges of $19 million in cost of goods sold, related primarily to termination benefit costs of its U.S. and Brazil operations, which it allocated $10 million, $1 million, $4 million and $4 million to its agribusiness, sugar and bioenergy, edible oil products and fertilizer segment,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

  respectively. Bunge also recorded $10 million in selling, general and administrative expenses, related to its Brazilian operations, which it allocated $3 million, $3 million, $3 million and $1 million to its agribusiness, sugar and bioenergy, edible oil products and milling products segment, respectively, in its consolidated statements of income (see Note 9).

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

(2)
Includes the noncontrolling interest share of interest and tax to reconcile to consolidated noncontrolling interest.

(3)
In 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil). Bunge recognized a pretax gain of $2,440 million on this transaction which is included in segment EBIT (see Note 3 of the notes to the consolidated financial statements). In addition, included in segment EBIT for 2010 is an unallocated loss of $90 million related to loss on extinguishment of debt (see Note 17).

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Total segment EBIT	$1,154	$3,228	$443
Interest income	102	69	122
Interest expense	(302)	(298)	(283)
Income tax (expense) benefit	(44)	(689)	110
Noncontrolling interest share of interest and tax	32	44	(31)

Net income attributable to Bunge	$942	$2,354	$361

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27. Operating Segments and Geographic Areas (Continued)

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Agricultural commodities products	$38,909	$30,138	$27,934
Sugar and bioenergy products	5,842	4,455	2,577
Edible oil products	8,839	6,783	6,184
Wheat milling products	1,186	1,082	985
Corn milling products	820	523	542
Fertilizer products	3,147	2,726	3,704

Total	$58,743	$45,707	$41,926

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Net sales to external customers:
Europe	$18,417	$15,490	$13,815
United States	13,843	10,441	10,267
Brazil	10,907	9,027	9,203
Asia	9,590	6,136	5,385
Argentina	3,660	2,918	1,836
Canada	1,856	1,658	1,388
Rest of world	470	37	32

Total	$58,743	$45,707	$41,926

	Year Ended December 31,
(US$ in millions)	2011	2010	2009
Long-lived assets (1):
Europe	$1,051	$986	$1,021
United States	1,307	1,176	977
Brazil	4,004	4,103	3,971
Asia	378	279	178
Argentina	287	300	228
Canada	180	172	174
Rest of world	23	25	17

Total	$7,230	$7,041	$6,566

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28. Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2011 (1)
Volumes (in millions of metric tons)	29	36	38	39	142
Net sales	$12,194	$14,488	$15,616	$16,445	$58,743
Gross profit	639	647	706	736	2,728
Net income	235	312	133	260	940
Net income attributable to Bunge	232	316	140	254	942
Earnings per common share—basic
Net income	$1.60	$2.12	$0.91	$1.79	$6.41

Earnings to Bunge common shareholders	$1.53	$2.08	$0.90	$1.68	$6.20

Earnings per common share—diluted (2)
Net income	$1.51	$2.00	$0.90	$1.69	$6.06

Earnings to Bunge common shareholders	$1.49	$2.02	$0.89	$1.65	$6.07

Weighted-average number of shares outstanding—basic	146,842,755	147,281,549	146,684,583	145,557,720	146,583,128
Weighted-average number of shares outstanding—diluted	155,647,491	156,176,828	147,631,723	153,924,296	155,209,045
Market price:
High	$74.45	$75.44	$73.08	$63.02
Low	$65.39	$65.42	$56.10	$55.51
2010 (3)
Volumes (in millions of metric tons)	32	36	35	32	135
Net sales	$10,345	$10,974	$11,662	$12,726	$45,707
Gross profit	545	425	712	829	2,511
Net income	80	1,787	206	315	2,388
Net income attributable to Bunge	63	1,778	212	301	2,354
Earnings per common share—basic
Net income	$0.57	$12.41	$1.48	$2.23	$16.91

Earnings to Bunge common shareholders	$0.31	$12.21	$1.38	$2.07	$16.20

Earnings per common share—diluted (2)
Net income	$0.57	$11.21	$1.39	$2.04	$15.28

Earnings to Bunge common shareholders	$0.31	$11.15	$1.36	$1.95	$15.06

Weighted Average number of shares:
Weighted-average number of shares outstanding—basic	140,112,091	144,034,189	139,600,641	141,025,069	141,191,136
Weighted-average number of shares outstanding—diluted	141,286,541	159,448,713	147,993,316	154,382,325	156,274,814
Market price:
High	$71.29	$61.85	$61.61	$65.52
Low	$56.90	$47.19	$46.29	$57.45

(1)
Subsequent to the issuance of its third quarter financial statements for 2011, the Company became aware that net income for the third quarter excludes $33 million, net of tax, related to unrealized gains that were incorrectly excluded from results in the quarter. These mark-to-market gains arose from the impact of fluctuations in the Brazilian real at the end of the third quarter on certain foreign exchange derivatives associated with forward commodity contracts with farmers in Brazil. These gains substantially reversed in the first weeks of the fourth quarter, resulting in an offsetting mark-to-market loss of an equal amount that would have been recorded in the fourth quarter if the unrealized gains had been included in the third quarter.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28. Quarterly Financial Information (Unaudited) (Continued)

  Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB Opinion No. 28, Interim Financial Reporting, paragraph 29, SAB No. 99, Materiality, and SAB 108, management believes the error was not material to the interim periods affected and therefore has not restated these financial statements.

(2)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2011 and 2010 does not equal the total computed for the year.

(3)
In 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil). Bunge recognized a pretax gain of $2,440 million on this transaction which is included in segment EBIT (see Note 3). Also, included in segment EBIT for 2010 is an unallocated loss of $90 million related to loss on extinguishment of debt (see Note 17).

29. Subsequent Events

        In January 2012, Bunge completed the acquisition of a 35% interest in PT Bumiraya Investindo, an Indonesian palm plantation company for $43 million. This interest will be reported as an equity method investment in the agribusiness segment. In February 2012, Bunge completed its acquisition of the edible oils and fats business of Amrit Banaspati Company Limited for $93 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: February 27, 2012	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2012	By:	/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer and Chairman of the Board of Directors
February 27, 2012	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer
February 27, 2012	By:	/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer
February 27, 2012	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 27, 2012	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 27, 2012	By:	/s/ JORGE BORN, JR. Jorge Born, Jr. Director

S-1

February 27, 2012	By:	/s/ OCTAVIO CARABALLO Octavio Caraballo Director
February 27, 2012	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
February 27, 2012	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
February 27, 2012	By:	/s/ WILLIAM ENGELS William Engels Director
February 27, 2012	By:	/s/ JAMES T. HACKETT James T. Hackett Director
February 27, 2012	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Deputy Chairman and Director
February 27, 2012	By:	/s/ LARRY G. PILLARD Larry G. Pillard Director

S-2