Form 10-Q
period 2012-03-31
Bunge LTD
filed 2012-05-07
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

As of April 30, 2012 the number of common shares issued of the registrant was:

Common shares, par value $.01: 145,925,411

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$13,446	$12,194
Cost of goods sold	(12,925)	(11,555)

Gross profit	521	639
Selling, general and administrative expenses	(419)	(344)
Interest income	26	21
Interest expense	(62)	(72)
Foreign exchange gain (loss)	66	42
Other income (expenses) – net	(29)	(8)

Income before income tax	103	278
Income tax expense	(14)	(43)

Net income	89	235
Net (income) loss attributable to noncontrolling interest	3	(3)

Net income attributable to Bunge	92	232
Convertible preference share dividends	(8)	(8)

Net income available to Bunge common shareholders	$84	$224

Earnings per common share – basic (Note 19)
Earnings to Bunge common shareholders	$0.57	$1.53

Earnings per common share – diluted (Note 19)
Earnings to Bunge common shareholders	$0.57	$1.49

Dividends per common share	$0.25	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$89	$235
Other comprehensive income (loss):
Foreign exchange translation adjustment	335	297
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit $(4), $(2)	9	4
Unrealized gains (losses) on investments, net of tax (expense) benefit $(7), $0	13	—
Pension adjustment, net of tax (expense) benefit $0, $0	1	(2)
Total other comprehensive income (loss)	358	299
Total comprehensive income (loss)	447	534
Less: Comprehensive income attributable to noncontrolling interest	(10)	(11)
Total comprehensive income (loss) attributable to Bunge	$437	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,250	$835
Trade accounts receivable (less allowance of $115 and $113)	2,908	2,459
Inventories (Note 4)	6,368	5,733
Deferred income taxes	315	305
Other current assets (Note 5)	3,910	3,796
Total current assets	14,751	13,128

Property, plant and equipment, net	5,791	5,517
Goodwill (Note 6)	915	893
Other intangible assets, net	270	220
Investments in affiliates	627	600
Deferred income taxes	1,330	1,211
Other non-current assets (Note 8)	2,112	1,706
Total assets	$25,796	$23,275

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$758	$719
Current portion of long-term debt (Note 12)	14	14
Trade accounts payable	3,834	3,173
Deferred income taxes	188	152
Other current liabilities (Note 10)	2,789	2,889
Total current liabilities	7,583	6,947

Long-term debt (Note 12)	4,471	3,348
Deferred income taxes	161	134
Other non-current liabilities	811	771

Commitments and contingencies (Note 16)

Equity (Note 17):
Convertible perpetual preference shares, par value $.01; authorized, issued and
outstanding: 2012 and 2011 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding:
2012 – 145,907,590 shares, 2011 – 145,610,029 shares	1	1
Additional paid-in capital	4,855	4,829
Retained earnings	6,964	6,917
Accumulated other comprehensive income (loss)	(265)	(610)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	12,125	11,707
Noncontrolling interest (Note 18)	645	368
Total equity	12,770	12,075
Total liabilities and equity	$25,796	$23,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$89	$235
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	(15)	(43)
Bad debt expense	16	(4)
Depreciation, depletion and amortization	120	104
Stock-based compensation expense	19	15
Deferred income taxes	(34)	(11)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(439)	(212)
Inventories	(549)	40
Prepayments and advances to suppliers	(57)	(98)
Trade accounts payable and accrued liabilities	653	342
Net unrealized gain/loss on derivative contracts	(3)	84
Margin deposits	(95)	330
Other, net	(7)	(48)
Cash provided by (used for) operating activities	(302)	734
INVESTING ACTIVITIES
Payments made for capital expenditures	(224)	(207)
Acquisitions of businesses (net of cash acquired)	(98)	(62)
Proceeds from investments	18	16
Payments for investments	(9)	(12)
Investments in affiliates, net	(49)	(8)
Other, net	41	(9)
Cash provided by (used for) investing activities	(321)	(282)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	69	(70)
Proceeds from short-term debt with maturities greater than 90 days	194	76
Repayments of short-term debt with maturities greater than 90 days	(225)	(732)
Proceeds from long-term debt	1,488	731
Repayments of long-term debt	(457)	(221)
Proceeds from sale of common shares	8	12
Dividends paid	(47)	(48)
Other, net	3	22
Cash provided by (used for) financing activities	1,033	(230)
Effect of exchange rate changes on cash and cash equivalents	5	12
Net increase (decrease) in cash and cash equivalents	415	234
Cash and cash equivalents, beginning of period	835	578
Cash and cash equivalents, end of period	$1,250	$812

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible						Accumulated
	Preference				Additional		Other		Non
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2011	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income	—	—	—	—	—	232	—	—	3	235
Other comprehensive income (loss)	—	—	—	—	—	—	291		8	299
Dividends on common shares	—	—	—	—	—	(34)	—	—	—	(34)
Dividends on preference shares	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(6)	(6)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	42	42
Stock-based compensation expense	—	—	—	—	15	—	—		—	15
Issuance of common shares	—	—	571,364	—	8	—	—	—	—	8
Balance, March 31, 2011	6,900,000	$690	147,206,447	$1	$4,816	$6,343	$874	$—	$381	$13,105

	Convertible						Accumulated
	Preference				Additional		Other		Non
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2012	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income	—	—	—	—	—	92	—	—	(3)	89
Other comprehensive income (loss)	—	—	—	—	—	—	345	—	13	358
Dividends on common shares	—	—	—	—	—	(37)	—	—	—	(37)
Dividends on preference shares	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(3)	(3)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	—	270	270
Stock-based compensation expense	—	—	—	—	19	—	—	—	—	19
Issuance of common shares	—	—	297,561	—	7	—	—	—	—	7
Balance, March 31, 2012	6,900,000	$690	145,907,590	$1	$4,855	$6,964	$(265)	$(120)	$645	$12,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act) and include the assets, liabilities, revenues and expenses of all entities in which Bunge has a controlling financial interest or is otherwise deemed to be the primary beneficiary. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2011 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, forming part of Bunge’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2011.

As described in Note 3, Bunge acquired an asset management business in Europe on March 19, 2012.  Based on the accounting requirements of Accounting Standards Codification (ASC) Topic 810-10, Consolidation, Bunge concluded that restrictions on certain subsidiaries of this asset management business that serve as general partners in certain investment funds managed by that business to sell, transfer or encumber their partnership interests without advance approval of specified majorities of limited partner investors, and similar restrictions on such limited partner investors to sell, transfer or encumber their interests in the funds without prior approval of the general partner, result in a potential de facto principal/agency relationship as defined under accounting requirements and therefore Bunge is required to consolidate these investment funds, although it does not have significant equity at risk in these investment funds.  The consolidation of these investment funds into Bunge’s financial statements impacts primarily investments, long-term debt and noncontrolling interest in Bunge’s condensed consolidated balance sheet as of March 31, 2012 in the amounts of $351 million, $95 million and $267 million, respectively.  Bunge does not provide performance guarantees and has no financial obligation to provide funding to these investment funds.

Certain prior year amounts have been reclassified to conform to current year presentation (see Notes 6 and 20).

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements— In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard did not have a material impact on Bunge’s condensed consolidated financial statements.

In June and December 2011, the FASB amended the guidance in ASC Topic 220, Comprehensive Income. The guidance requires that other comprehensive income be presented in either one continuous statement, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment eliminates the option to report other comprehensive income in the statement of changes in equity. The FASB also deferred the required presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements.  The adoption of these standards did not have a material impact on Bunge’s condensed consolidated financial statements.

In September 2011, the FASB amended the guidance in ASC Topic 350, Intangibles—Goodwill and Other Intangibles. This guidance provides an option to perform a qualitative assessment to determine potential impairment as a basis for determining the necessity of the two-step quantitative goodwill impairment test. The adoption of this standard did not have a material impact on Bunge’s condensed consolidated financial statements.

New Accounting Pronouncements—In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The amendment is effective for annual and interim periods beginning on January 1, 2013 on a retrospective basis for all comparative periods presented. The adoption of this standard may expand Bunge’s disclosures but is not expected to impact Bunge’s condensed consolidated financial results.

3.             BUSINESS ACQUISITIONS

In March 2012, Bunge acquired an asset management business in its agribusiness segment in Europe for $9 million net of cash acquired.  The preliminary purchase price allocation includes $25 million of current assets, $346 million of long-term investments, $13 million of other intangible assets, $25 million of other liabilities, $94 million of debt, $264 million of noncontrolling interest and $8 million of goodwill. Of these amounts, $14 million of other net assets, $344 million of long-term investments, $94 million of long-term debt and $264 million of noncontrolling interest are attributed to certain managed investment funds, which Bunge consolidates as it is deemed to be the primary beneficiary.

In February 2012, Bunge acquired an edible oils and fats business in its edible oils segment in India for $94 million, net of cash acquired. The purchase price consisted of $77 million in cash and $17 million of acquired debt.  The preliminary purchase price allocation includes $15 million of inventory, $4 million of current assets, $27 million of property plant and equipment, $53 million of intangible assets (primarily trademark and brands) and $5 million of other liabilities.

4.             INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	March 31,	December 31,
(US$ in millions)	2012	2011
Agribusiness (1)	$4,713	$4,080
Sugar and bioenergy (2)	410	465
Edible oil products (3)	605	489
Milling products (4)	99	130
Fertilizer (4)	541	569
Total	$6,368	$5,733

(1)     Includes readily marketable agricultural commodity inventories at fair value of $4,353 million and $3,724 million at March 31, 2012 and December 31, 2011, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)     Includes readily marketable sugar inventories of $43 million and $139 million at March 31, 2012 and December 31, 2011, respectively.  Of these sugar inventories, $38 million and $83 million are carried at fair value at March 31, 2012 and December 31, 2011, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in our industrial production business are carried at lower of cost or market.

(3)     Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $231 million and $212 million at March 31, 2012 and December 31, 2011, respectively.

(4)     Milling products and fertilizer inventories are carried at lower of cost or market.

5.             OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity purchase contracts (1)	$359	$206
Secured advances to suppliers, net (2)	267	349
Unrealized gains on derivative contracts at fair value	1,200	1,283
Recoverable taxes, net	476	528
Margin deposits (3)	450	352
Marketable securities	128	50
Deferred purchase price receivable(4)	200	192
Prepaid expenses	386	369
Restricted cash(5)	—	43
Other	444	424
Total	$3,910	$3,796

(1)     Prepaid commodity purchase contracts represent advance payments against fixed-price contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)     Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $3 million at both March 31, 2012 and December 31, 2011.

Interest earned on secured advances to suppliers of $8 million and $7 million for the three months ended March 31, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

(3)     Margin deposits include U.S. treasury securities at fair value and cash.

(4)     Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

(5)     Restricted cash at December 31, 2011 includes an escrowed cash deposit related to an equity investment which was completed in the first quarter of 2012.

6.             GOODWILL

Changes in the carrying value of goodwill by segment for the three months ended March 31, 2012, are as follows:

		Sugar and	Edible Oil	Milling
(US$ in millions)	Agribusiness	Bioenergy	Products	Products	Fertilizer	Total
Balance, December 31, 2011	$216	$560	$110	$6	$1	$893
Acquired goodwill (1)	8	—	—	—	—	8
Reallocation of acquired goodwill(2)	(1)	—	(13)	—	1	(13)
Tax benefit on goodwill amortization (3)	(2)	—	—	—	—	(2)
Foreign exchange translation	4	17	8	—	—	29
Balance, March 31, 2012	$225	$577	$105	$6	$2	$915

(1)   See Note 3.

(2)   Beginning in the first quarter of 2012, the management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, goodwill attributable to these port facilities was reclassified to conform to the 2012 segment presentation.  Also in the first quarter of 2012, the purchase price allocation for the 2011 edible oil products acquisition was revised resulting in a reduction of goodwill of $13 million, a reduction of inventory of $6 million, an increase in finite-lived intangibles of $14 million and a reduction of deferred tax liabilities of $5 million.

(3)   Bunge’s Brazilian subsidiary’s tax deductible goodwill is in excess of its book goodwill.  For financial reporting purposes, for goodwill acquired prior to 2009, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the condensed consolidated statements of income.

7.             INVESTMENTS IN AFFILIATES

In January 2012, Bunge completed the acquisition of a 35% interest in PT Bumiraya Investindo, an Indonesian palm plantation company for $43 million. Bunge accounts for this equity method investment in the agribusiness segment.

8.             OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2012	2011

Recoverable taxes, net	$528	$386
Long-term receivables from farmers in Brazil, net	253	284
Judicial deposits	173	167
Income taxes receivable	476	565
Affiliate loans receivable	73	63
Long-term investments	398	37
Other	211	204
Total	$2,112	$1,706

Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $40 million and $41 million at March 31, 2012 and December 31, 2011, respectively.

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

	March 31,	December 31,
(US$ in millions)	2012	2011
Legal collection process (1)	$325	$358
Renegotiated amounts:
Current on repayment terms	143	125
Total	$468	$483

(1)    All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2012 and the year ended December 31, 2011 was $504 million and $561 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2012		December 31, 2011
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investments	Allowance
For which an allowance has been provided:
Renegotiated amounts	$87	$71	$64	$52
Legal collection process	161	144	162	147
For which no allowance has been provided:
Renegotiated amounts	56	—	61	—
Legal collection process	164	—	196	—
Total	$468	$215	$483	$199

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	March 31,
(US$ in millions)	2012	2011
Beginning Balance	$199	$201
Bad debt provisions	15	1
Recoveries	(4)	(1)
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	5	4
Ending balance	$215	$205

Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

Income taxes receivable—Income taxes receivable at March 31, 2012 and December 31, 2011 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

Affiliate loans receivable—Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

Long-term investments— Long-term investments primarily relate to investments held by certain managed investment funds (see Note 1) for which Bunge has been deemed the primary beneficiary, resulting in Bunge’s consolidation of the associated entities.

9.             INCOME TAXES

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or nonrecurring tax adjustments, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent upon the geographic distribution of Bunge’s worldwide earnings or loss and tax regulations in each geographic region.  Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly.  If actual results differ from management’s estimates, reported income tax expense in future periods could be materially affected.

For the three months ended March 31, 2012 and 2011, income tax expense was $14 million and $43 million, respectively.  The effective tax rates for the three months ended March 31, 2012 and 2011 were 13% and 15%, respectively.  Included in the effective tax rate for the three months ended March 31, 2012 and 2011 were approximately $5 million and $21 million, respectively, of discrete tax charges.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter with the various tax authorities, management believes that its non-current income tax liabilities reflect the most probable outcome of known tax contingencies.  There were no material changes to uncertain tax positions for the three months ended March 31, 2012 and 2011. It is reasonably possible that the amount of unrecognized tax benefit will increase or decrease during the next 12 months; however, management does not expect a material effect on results of operations or financial position.

In the quarter ended March 31, 2012, the Brazilian tax authorities proposed certain adjustments to the income tax returns for one of Bunge’s Brazilian subsidiaries for the years 2008 and 2009.  The proposed adjustments totaled approximately $62 million plus applicable interest and penalties.  Management believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

In 2011, the Brazilian tax authorities commenced an examination of the income tax returns of one of Bunge’s Brazilian subsidiaries for the years 2005-2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

In 2010, the Brazilian tax authorities had proposed certain significant adjustments to the income tax returns for one of Bunge’s Brazilian subsidiaries for the years 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In late 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of the Brazilian IRS’s case against Bunge. Management is appealing the remainder of the case, and has not changed its position that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

10.          OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2012	2011
Accrued liabilities	$1,127	$1,179
Unrealized losses on derivative contracts at fair value	1,295	1,370
Advances on sales	352	283
Other	15	57
Total	$2,789	$2,889

11.          FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 13 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 8 for long-term receivables from farmers in Brazil, net and see Note 12 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The standard describes three levels within its hierarchy that may be used to measure fair value.

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

Level 3:    Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities.  For such identified inputs which are primarily related to inland transportation costs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Level 3 assets and liabilities include assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation. Bunge believes a change in these inputs would not result in a significant change in the fair values.

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

	Fair Value Measurements at Reporting Date
	March 31, 2012				December 31, 2011
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 4)	$—	$3,945	$677	$4,622	$—	$3,736	$283	$4,019
Unrealized gain on designated derivative contracts (1):
Foreign exchange	—	2	—	2	—	13	—	13
Unrealized gain on undesignated derivative contracts (1):
Foreign exchange	—	234	1	235	—	451	1	452
Commodities	85	687	164	936	75	586	125	786
Freight	10	—	1	11	5	—	1	6
Energy	7	7	2	16	11	13	2	26
Deferred purchase price receivable (Note 13)	—	200	—	200	—	192	—	192
Other (2)	258	142	—	400	146	34	—	180
Total assets	$360	$5,217	$845	$6,422	$237	$5,025	$412	$5,674
Liabilities:
Unrealized loss on designated derivative contracts (3):
Foreign exchange	$—	$18	$—	$18	$—	$45	$—	$45
Unrealized loss on undesignated derivative contracts (3):
Interest rate	—	1	—	1	—	2	—	2
Foreign exchange	—	387	—	387	—	617	—	617
Commodities	203	570	92	865	147	417	116	680
Freight	2	—	—	2	1	—	—	1
Energy	7	1	14	22	4	6	15	25
Total liabilities	$212	$977	$106	$1,295	$152	$1,087	$131	$1,370

(1)                Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at March 31, 2012 and December 31, 2011.

(2)                Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)                Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at March 31, 2012 and December 31, 2011.

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

Bunge’s policy is to only classify exchange traded or cleared derivative contracts in Level 1, thus transfers of assets and liabilities into and/or out of Level 1 occur infrequently.  Transfers into Level 1 would generally only be expected to occur when an exchange-cleared derivative contract historically valued using a valuation model as the result of a lack of observable inputs becomes sufficiently observable, resulting in the valuation price being essentially the exchange traded price.  There were no significant transfers into or out of Level 1 during the periods presented.

Bunge may designate certain derivative instruments as either fair value hedges or cash flow hedges and assesses, both at inception of the hedge and on an ongoing basis, whether derivatives that are designated as hedges are highly effective in offsetting changes in the hedged items or anticipated cash flows.

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

The significant unobservable inputs resulting in Level 3 classification relate to freight in the interior of Brazil and the lack of market corroborated information in Canada.  In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts.  Movements in the price of these unobservable inputs alone would not have a material effect on Bunge’s financials as these contracts do not typically exceed one future crop cycle.

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Bunge’s policy regarding the timing of transfers between levels is to record the transfers at the beginning of the reporting period.

Level 3 Derivatives —Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances related to non-performance by counterparties at March 31, 2012.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and (losses) (realized/unrealized) included in costs of goods sold	75	40	115
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	—	—	—
Purchases	2	765	767
Sales	—	(526)	(526)
Issuances	(1)	—	(1)
Settlements	17	—	17
Transfers into Level 3	(14)	180	166
Transfers out of Level 3	(15)	(65)	(80)
Balance, March 31, 2012	$62	$677	$739

(1)          Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2011	$307	$264	$571
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(42)	(38)	(80)
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	1	—	1
Purchases	36	872	908
Sales	—	(400)	(400)
Issuances	(26)	—	(26)
Settlements	(51)	—	(51)
Transfers into Level 3	5	117	122
Transfers out of Level 3	7	(19)	(12)
Balance, March 31, 2011	$237	$796	$1,033

(1)     Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2012 and 2011 for Level 3 assets and liabilities that were held at March 31, 2012 and 2011.

	Level 3 Instruments:
	Fair Value Measurements
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2012
Cost of goods sold	$83	$568	$651
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2011
Cost of goods sold	$(38)	$695	$657
Foreign exchange gains (losses)	$1	$—	$1

(1)                Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

Interest rate derivatives — Interest rate swaps used by Bunge as hedging instruments are recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these swap agreements may be designated as fair value hedges.  The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge may enter into interest rate swap agreements for the purpose of managing certain of its interest rate exposures.  Bunge may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes.  Changes in fair value of such interest rate basis swap agreements are recorded in earnings.

Foreign exchange derivatives — Bunge uses a combination of foreign exchange forward, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures.  The foreign exchange forward and option contracts may be designated as cash flow hedges.  Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2012
	Exchange Traded	Non-Exchange Traded
	Net—(Short)			Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(10)	$(384)	$82	Delta
Forwards	95	(3,823)	12,057	Notional
Swaps	—	(109)	27	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2012
	Exchange Traded	Non-Exchange Traded
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(10,228,083)	—	—	Metric Tons
Options	(2,311,199)	(43,922)	—	Metric Tons
Forwards	—	(25,694,308)	30,100,817	Metric Tons
Swaps	9,525	(624,784)	8,165	Metric Tons

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

The table below summarizes the open ocean freight positions.

	March 31, 2012
	Exchange Cleared	Non-Exchange Cleared
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(1,089)	—	—	Hire Days
FFA Options	(474)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	March 31, 2012
	Exchange Traded	Non-Exchange Cleared
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure(3)
Natural Gas (3)
Futures	(10,000)	—	—	MMBtus
Swaps	70,000	—	859,101	MMBtus
Options	(187,000)	—	—	MMBtus
Energy—Other
Futures	(124,401)	—	—	Metric Tons
Forwards	—	(718,732)	8,117,992	Metric Tons
Swaps	164,866	(8,861)	—	Metric Tons
Options	(366,675)	(31,378)	—	Metric Tons

(1)                Exchange traded and exchange cleared futures and options are presented on a net (short) and long position basis.

(2)                Non-exchange cleared swaps, options and forwards are presented on a gross (short) and long position basis.

(3)                Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote an amount of natural gas.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.  There was no effect on the condensed consolidated statements of income of either period from derivatives designated as fair value hedges.

	Gain or (Loss) Recognized in Income on Derivative Instruments
		March 31,
		2012	2011
Interest Rate	Interest income/Interest expense	$—	$4
Foreign Exchange	Foreign exchange gains (losses)	(7)	(4)
Foreign Exchange	Cost of goods sold	17	(10)
Commodities	Cost of goods sold	(193)	(133)
Freight	Cost of goods sold	15	32
Energy	Cost of goods sold	(8)	8
Total		$(176)	$(103)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the three months ended March 31, 2012.

March 31, 2012
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivatives (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$519	$9	Foreign exchange gains (losses)	$(1)	Foreign exchange gains (losses)	$—
Total	$519	$9		$(1)		$—

(1)     The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2012, Bunge expects to reclassify into income in the next 12 months $9 million after tax losses related to its foreign exchange cash flow hedges. As of March 31, 2012, there were no designated commodities cash flow hedges.

(2)     There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)     The foreign exchange contracts mature at various dates in 2012.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2011.

March 31, 2011
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Commodities (3)	$55	$4	Cost of goods sold	$—	Cost of goods sold	$5
Total	$55	$4		$—		$5

(1)     The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2011, Bunge expected to reclassify into income in the next 12 months approximately $9 million of after tax gains related to its commodities cash flow hedges.

(2)     The amount of gain recognized in income is $5 million which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(3)     The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The commodities futures contracts mature at various dates in 2011 and 2012.

12.          DEBT

Bunge had $300 million of borrowings outstanding at March 31, 2012 under its unsecured $1,000 million revolving credit facility, which matures on November 17, 2016.  Borrowings under the credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at rates ranging from 0.125% to 0.275%, based generally on the credit ratings of our senior long-term unsecured debt.

In addition, Bunge had $950 million of borrowings outstanding at March 31, 2012 under its syndicated $1,750 million revolving credit agreement that matures on April 19, 2014.  Borrowings under this credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35% of the applicable margin.

In March 2012, Bunge acquired and consolidated an asset management company including certain investment funds for which Bunge has been deemed to be the primary beneficiary. This resulted in an increase in long-term debt attributable to these investment funds of $95 million.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair Value	Carrying	Fair Value
(US$ in millions)	Value	(Level 2)	Value	(Level 2)
Long-term debt, including current portion	$4,485	$4,835	$3,362	$3,676

13.          TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge accounts for its trade receivables securitization program (the “Program”) under the provisions of ASC Topic 860, Transfers and Servicing.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

As of March 31, 2012, $729 million of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheet.  Proceeds received in cash related to transfers of receivables under the program totaled $3,240 million for the three months ended March 31, 2012.  In addition, cash collections from customers on receivables previously sold were $3,549 million for the three months ended March 31, 2012.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the three months ended March 31, 2012 were $3,466 million.  These sales resulted in a discount of $2 million. Servicing fees under the program were not significant.  Since the program was launched in the second quarter of 2011, there is no comparable activity for the first quarter of 2011.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price, which was $200 million at March 31, 2012.  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during 2012 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statement of cash flows for the three months ended March 31, 2012, including changes in the fair value of the deferred purchase price of $1 million.

14.          RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $150 million and $196 million for three months ended March 31, 2012 and 2011, respectively.

Bunge also sold commodities and commodity products to certain of its investees, totaling $109 million and $81 million for three months ended March 31, 2012 and 2011, respectively.

15.          EMPLOYEE BENEFIT PLANS

	U.S. Pension Benefits		Foreign Pension Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(US$ in millions)	2012	2011	2012	2011
Service cost	$4	$4	$1	$2
Interest cost	6	6	1	2
Expected return on plan assets	(6)	(6)	(1)	(2)
Amortization of net loss (gain)	3	1	—	—
Net periodic benefit cost	$7	$5	$1	$2

	U.S. Postretirement		Foreign Postretirement
	Healthcare Benefits		Healthcare Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(US$ in millions)	2012	2011	2012	2011
Interest cost	$—	$—	$2	$3
Amortization of net loss (gain)	—	—	1	—
Net periodic benefit cost	$—	$—	$3	$3

In the three months ended March 31, 2012, Bunge made contributions of $3 million and $4 million to its U.S. and foreign defined benefit pension plans, respectively.  In the three months ended March 31, 2011, Bunge made contributions totaling $1 million and $4 million to its U.S. and foreign defined benefit pension plans, respectively.

In the three months ended March 31, 2012, Bunge made no contributions to its U.S. postretirement plans and made $3 million of contributions to its foreign postretirement benefit plans. In the three months ended March 31, 2011, Bunge made contributions totaling $1 million and $5 million to its U.S. and to its foreign postretirement benefit plans, respectively.

16.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s condensed consolidated financial statements taken as a whole.  Included in other non-current liabilities are the following accrued liabilities:

	March 31,	December 31,
(US$ in millions)	2012	2011
Tax claims	$72	$70
Labor claims	80	77
Civil and other claims	105	76
Total	$257	$223

Tax claims — The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country.  In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, Bunge received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes.  Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of Bunge’s rights in respect of such payment.  In the quarter ended March 31, 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million.  Bunge believes that these allegations and claims are without merit and intends to vigorously defend itself against them. However, management is, at this time, unable to predict their outcome.

Labor claims — The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers. $27 million related to a legacy environmental claim in Brazil dating to 1998 was recorded in the first quarter of 2012.

Guarantees—Bunge has issued or was a party to the following guarantees at March 31, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$49
Unconsolidated affiliates financing (2)	60
Residual value guarantee(3)	69
Total	$178

(1)     Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2012, Bunge had approximately $33 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at March 31, 2012.

(2)     Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At March 31, 2012, Bunge’s recorded obligation related to these guarantees was $1 million.

(3)     Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2018. At March 31, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2012, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,532 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

17.          EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares. The program was orginally approved to run through December 31, 2011. In December 2011, Bunge’s Board of Directors approved a one-year extension of the share repurchase program through December 31, 2012. There were no share repurchases under the program during the first quarter of 2012.  Total repurchases under the program from inception through March 31, 2012 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2011	$(460)	$(24)	$(124)	$(2)	$(610)
Other comprehensive income (loss)	322	13	1	21	357
Income tax benefit (expense)	—	(4)	—	(8)	(12)
Balance, March 31, 2012	$(138)	$(15)	$(123)	$11	$(265)

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2010	$670	$(2)	$(83)	$(2)	$583
Other comprehensive income (loss)	289	—	(2)	6	293
Income tax benefit (expense)	—	—	—	(2)	(2)
Balance, March 31, 2011	$959	$(2)	$(85)	$2	$874

18.          TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

In March 2012, Bunge consolidated an acquired asset management company and recorded $267 million of noncontrolling interest related to certain managed investment funds (see Note 1) in which the management company was determined to be the primary beneficiary.

Bunge has a 51% controlling interest in a joint venture with two third party companies related to a grain terminal in Longview, Washington, U.S., which it consolidates. During the first quarter of 2012, Bunge and the noncontrolling interest holders, which have a 49% interest, made proportionate capital contributions, resulting in no ownership percentage change. The total contribution from the noncontrolling interest holders was $3 million.

19.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2012	2011
Net income attributable to Bunge	$92	$232
Convertible preference share dividends	(8)	(8)
Net income available to Bunge common shareholders	$84	$224
Weighted average number of common shares outstanding:
Basic	145,718,123	146,842,755
Effect of dilutive shares:
–Stock options and awards	864,776	1,257,516
–Convertible preference shares	—	7,547,220
Diluted (1)	146,582,899	155,647,491
Earnings per common share:
Basic	$0.57	$1.53
Diluted	$0.57	$1.49

(1)  Approximately 5 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2012. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2012. Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2011.

20.          SEGMENT INFORMATION

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

Beginning in the first quarter of 2012, the management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation.

The “Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of corporate items not allocated to the operating segments and inter-segment eliminations.  Transfers between the segments are generally valued at market.  The revenues generated from these transfers are shown in the following table as “Inter-segment revenues segments or inter-segment eliminations.”

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
March 31, 2012	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$9,317	$881	$2,221	$427	$600	$—	$13,446
Inter–segment revenues	1,060	—	31	—	17	(1,108)	—
Gross profit	352	8	113	56	(8)	—	521
Foreign exchange gains (losses)	54	5	(1)	—	8	—	66
Noncontrolling interest (1)	(2)	1	—	—	—	4	3
Other income (expense) – net	7	(3)	2	2	(37)	—	(29)
Segment EBIT (2)	197	(33)	21	27	(74)	—	138
Depreciation, depletion and amortization	(49)	(27)	(24)	(7)	(13)	—	(120)
Total assets	$15,824	$3,983	$2,842	$689	$2,458	$—	$25,796

Three Months Ended
March 31, 2011
Net sales to external customers	$8,102	$1,061	$2,016	$500	$515	$—	$12,194
Inter–segment revenues	1,158	—	22	26	11	(1,217)	—
Gross profit	400	32	114	57	36	—	639
Foreign exchange gains (losses)	34	11	(1)	—	(2)	—	42
Noncontrolling interest (1)	(5)	(2)	(4)	—	(1)	9	(3)
Other income (expense) – net	(5)	(1)	(1)	4	(5)	—	(8)
Segment EBIT (2)	249	2	34	33	(1)	—	317
Depreciation, depletion and amortization	(44)	(20)	(20)	(7)	(13)	—	(104)
Total assets	$15,965	$4,513	$2,475	$844	$2,676	$—	$26,473

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2012	2011
Total segment EBIT	$138	$317
Interest income	26	21
Interest expense	(62)	(72)
Income tax expense	(14)	(43)
Noncontrolling interest share of interest and tax	4	9
Net income attributable to Bunge	$92	$232

21.          SUBSEQUENT EVENTS

On April 30, 2012, Bunge sold its 28.06% interest in The Solae Company (Solae) to E.I. du Pont de Nemours and Company for a purchase price of $440 million in cash, exclusive of working capital adjustments and a special cash dividend of approximately $35 million.

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products used in our business,; fluctuations in energy and freight costs and competitive developments in our industries; the effects of weather conditions and the outbreak of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social and health conditions; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, dispositions, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives; changes in government policies, laws and regulations affecting our business, including agricultural and trade policies, tax regulations and biofuels legislation; and other factors affecting our business generally.

The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2012 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of key factors affecting operating results in each of our business segments.

Beginning in the first quarter of 2012, management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, amounts for prior periods presented have been reclassified to conform to the current period segment presentation.

Segment Overview

Agribusiness — Agribusiness segment results for the first quarter of 2012 declined compared to an especially strong first quarter of 2011 as increased grain merchandising volumes in most regions and strong margins in South America were more than offset by weak results in U.S. and European oilseed processing operations.  Total volumes increased significantly compared with the same period last year driven by strong grain merchandising and oilseed processing volumes in Europe, as well as the impact of our new grain origination facilities in the U.S. and two oilseed processing plants in Asia which began operations subsequent to the first quarter of 2011.

Sugar and Bioenergy — Results in the first quarter of 2012 were weaker than the first quarter of 2011 driven by lower ethanol margins as a result of high cost inventories carried over from 2011.  The first quarter is the inter-harvest period for the Brazilian Center-South sugarcane crop when sales of sugar and ethanol are made from carryover inventories, which carried high fixed-cost absorption as a result of the impact of adverse weather in 2011, which adversely affected sugarcane crop yields and quality.  Ethanol sales prices were pressured as a result of a decrease in the Brazilian blending rate and the impact of U.S. imports on Brazil’s domestic market supply.

Edible oil products — Edible oil products results for the first quarter of 2012 were lower than the especially strong results in the first quarter of 2011 driven by weaker margins in North America as well as higher advertising expenditures and challenges associated with SAP implementation in Brazil.  Volume increases were driven by our European operations and acquisitions in India, Brazil and North America.

Milling products—Milling products segment results were weaker when compared to the same period last year as stronger margins in corn milling were more than offset by weaker results in wheat milling.  Wheat milling volumes and results were impacted by challenges related to the Brazil SAP implementation in the first quarter of 2012 which resulted in lost sales opportunities.

Fertilizer — Despite increased volume, results in our fertilizer segment declined when compared to the first quarter of 2011 due to lower margins as a result of declining international fertilizer prices that drove domestic sales prices lower.  Our Moroccan joint venture also reported weak results due to lower international prices and scheduled maintenance.  Results for the first quarter of 2012 include a $27 million reserve for a legacy environmental claim from 1998 in Brazil.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2012	2011
Volumes (in thousands of metric tons):
Agribusiness	30,650	24,211
Sugar and Bioenergy	1,331	1,438
Edible oil products	1,550	1,410
Milling products	1,046	1,243
Fertilizer	1,101	982
Total	35,678	29,284
Net sales:
Agribusiness	$9,317	$8,102
Sugar and Bioenergy	881	1,061
Edible oil products	2,221	2,016
Milling products	427	500
Fertilizer	600	515
Total	$13,446	$12,194
Cost of goods sold:
Agribusiness	$8,965	$7,702
Sugar and Bioenergy	873	1,029
Edible oil products	2,108	1,902
Milling products	371	443
Fertilizer	608	479
Total	$12,925	$11,555
Gross profit:
Agribusiness	$352	$400
Sugar and Bioenergy	8	32
Edible oil products	113	114
Milling products	56	57
Fertilizer	(8)	36
Total	$521	$639
Selling, general and administrative expenses:
Agribusiness	$(215)	$(175)
Sugar and Bioenergy	(44)	(38)
Edible oil products	(92)	(74)
Milling products	(31)	(28)
Fertilizer	(37)	(29)
Total	$(419)	$(344)
Foreign exchange gains (losses):
Agribusiness	$54	$34
Sugar and Bioenergy	5	11
Edible oil products	(1)	(1)
Milling products	—	—
Fertilizer	8	(2)
Total	$66	$42

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2012	2011
Noncontrolling interest:
Agribusiness	$(2)	$(5)
Sugar and Bioenergy	1	(2)
Edible oil products	—	(4)
Milling products	—	—
Fertilizer	—	(1)
Total	$(1)	$(12)
Other income (expense):
Agribusiness	$7	$(5)
Sugar and Bioenergy	(3)	(1)
Edible oil products	2	(1)
Milling products	2	4
Fertilizer	(37)	(5)
Total	$(29)	$(8)
Segment earnings before interest and tax:
Agribusiness	$197	$249
Sugar and Bioenergy	(33)	2
Edible oil products	21	34
Milling products	27	33
Fertilizer	(74)	(1)
Total (1)	$138	$317
Depreciation, depletion and amortization:
Agribusiness	$(49)	$(44)
Sugar and Bioenergy	(27)	(20)
Edible oil products	(24)	(20)
Milling products	(7)	(7)
Fertilizer	(13)	(13)
Total	$(120)	$(104)

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

A reconciliation of total segment EBIT to net income follows:

	Three Months Ended
	March 31,
(US$ in millions)	2012	2011
Total segment EBIT	$138	$317
Interest income	26	21
Interest expense	(62)	(72)
Income tax expense	(14)	(43)
Noncontrolling share of interest and tax	4	9
Net income attributable to Bunge	$92	$232

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Agribusiness Segment.  Agribusiness segment net sales increased by 15% when compared to the first quarter of 2011 driven by a 27% increase in volumes, primarily in grain origination and oilseed processing in Europe and the impact of our acquired North American grain origination facilities and new oilseed processing facilities in Asia that began operations subsequent to the first quarter of last year. In Europe, 2011 volumes were affected by the drought in Eastern Europe that reduced grain availability there last year.  The 2012 volume increases were partially offset by lower average commodity prices during the first quarter of 2012 compared with the same period of 2011.

Cost of goods sold increased 16% primarily as a result of the increase in volumes and related costs associated with the additional facilities in North America and Asia mentioned above.  In addition, costs were higher in Argentina due to higher energy costs resulting from the elimination of gas and electricity subsidies and higher freight costs near the end of the quarter resulting from a strike by truck drivers.

Gross profit decreased 12% compared to an especially strong 2011 first quarter.  Weaker oilseed processing margins in the U.S. and Europe were the principal drivers of the decrease.  Lower merchandising margins, primarily in Asia, also contributed.  These reductions were partially offset by strong grain origination margins in South America, which benefited from the smaller 2011 U.S. grain harvests.

SG&A expenses increased 23% largely due to the additional U.S. and Asia facilities noted above as well as higher employee related costs and increased bad debt expenses, primarily in Brazil, when compared to the same period of 2011.

Foreign exchange gains in the first quarter of 2012 and 2011 were $54 million and $34 million, respectively related primarily to the strengthening of global currencies relative to the U.S. dollar during the first quarter of 2012.  Foreign exchange gains for both periods were substantially offset by mark-to-market adjustments on dollar-linked inventories, which are included in cost of goods sold.

Other income (expenses)-net was income of $7 million in the first quarter of 2012 driven by strong results from our North American soy ingredients joint venture.  Other income (expenses)-net was expense of $5 million in the same quarter of 2011.

Noncontrolling interest was $2 million in the first quarter of 2012 compared to $5 million in the first quarter of 2011 and represents the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT decreased by $52 million to $197 million in the first quarter of 2012 from $249 million in the first quarter of 2011 primarily due to higher SG&A expenses and lower gross profit.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales decreased 17% when compared to the first quarter of 2011 primarily due to lower average sugar and ethanol prices compared to last year and a 7% decrease in volumes.  Higher sales volumes in our industrial business were more than offset by lower volumes in our sugar merchandising business.

Cost of goods sold decreased 15% in the first quarter of 2012 compared to the same period of 2011 driven by lower volumes in our merchandising business partially offset by high cost inventories which were carried over from 2011.  In addition, the first quarter of 2011 included counterparty valuation adjustments of $17 million.

Gross profit decreased to $8 million in the first quarter of 2012 from $32 million in the comparable period of 2011 primarily as a result of lower ethanol margins in our industrial business.  These decreases were partially offset by improved margins in our sugar merchandising business during the first quarter of 2012 compared with weak performance in the first quarter of 2011 resulting from weaker margins and counterparty valuation adjustments of $17 million.

SG&A expenses increased to $44 million in the first quarter of 2012 from $38 million in the comparable period of 2011 primarily due to increased overhead allocations in 2012.

Foreign exchange gains in the first quarters of 2012 and 2011 were $5 million and $11 million, respectively, and resulted primarily from movements of the Brazilian real.

Other income (expenses)-net was a loss of $3 million in the first quarter of 2012 compared to a loss of $1 million in the same quarter of 2011 primarily due to lower equity in earnings of affiliates in our North American bioenergy investments.

Noncontrolling interest was $1 million in the first quarter of 2012 and $(2) million in the same quarter of 2011 and represents the noncontrolling interest share of period (income) loss from our non-wholly owned Brazilian sugar cane mills.

Segment EBIT decreased by $35 million to a loss of $33 million in the first quarter of 2012 from income of $2 million in the first quarter of 2011 due to lower gross profit driven by high cost inventories and higher SG&A costs.

Edible Oil Products Segment.  Edible oil products segment net sales increased 10% in the first quarter of 2012 compared to the first quarter of 2011 driven by a volume increase of 10%, primarily in Europe and acquisitions in the U.S., Brazil and India.

Cost of goods sold in the first quarter of 2012 increased 11% when compared to the same period of 2011 primarily due to the increase in volumes as well as an increase in rapeseed raw material costs in Europe resulting from the poor 2011 crop.

Gross profit decreased 1% when compared to the first quarter of 2011 primarily due to the increase in rapeseed raw material costs as noted above.

SG&A expenses increased 24%, primarily as a result of increased advertising expenditures and costs associated with an SAP implementation in Brazil.

Foreign exchange results in the first quarters of 2012 and 2011 were losses of $1 million in both periods.

Noncontrolling interest was $0 in the first quarter of 2012 and $4 million in the same period of 2011, and represented the noncontrolling interest share of period income, primarily in our European operations.

Segment EBIT decreased 38% as a result of higher SG&A costs, primarily in Brazil.

Milling Products Segment.  Milling products segment net sales decreased 15% primarily due to lower sales in wheat milling, where volumes decreased 16% as a result of lost sales opportunities due to challenges with an SAP implementation in Brazil.

Cost of goods sold decreased 16% primarily as a result of lower volumes when compared to the first quarter of 2011.

Gross profit declined slightly compared with the first quarter of 2011 as weaker margins in wheat milling more than offset improved margins in corn milling which benefited from higher commercial yields.

SG&A expenses increased 11% during the first quarter of 2012 when compared to the first quarter of 2011, primarily resulting from increased expenses and costs associated with the implementation of SAP as well as costs associated with new distribution centers in Brazil.

Segment EBIT decreased 18% to $27 million in the first quarter of 2012 from $33 million in the first quarter of 2011 primarily as a result of lower gross profit and higher SG&A costs in wheat milling.

Fertilizer Segment.  Fertilizer segment net sales increased 17% for the first quarter of 2012 when compared to the first quarter of 2011 primarily due to a 12%  increase in volumes.

Cost of goods sold increased 27% primarily as a result of the higher volumes and higher raw material costs driven by inventories purchased prior to the decline in international fertilizer prices during the quarter when compared to the first quarter of 2011.

Gross profit decreased to a loss of $8 million in the first quarter of 2012 from $36 million in the comparable period of 2011.  The decrease in gross profit was primarily driven by the impact of high cost inventories in a declining price environment.

SG&A increased to $37 million in the first quarter of 2012 from $29 million in the comparable period of 2011 primarily as a result of bad debt expenses in the first quarter of 2012 compared to small recoveries of defaulted receivables in the same period of 2011.

Foreign exchange gains were $8 million in the first quarter of 2012 compared to a loss of $2 million in the first quarter of 2011.

Other income (expenses)-net was a loss of $37 million in the first quarter of 2012 compared to a loss of $5 million in the first quarter of 2011 primarily due to lower results in our Moroccan phosphate joint venture as a result of lower international prices and scheduled maintenance and a $27 million provision for a legacy environmental claim from 1998 in Brazil.

Noncontrolling interest in the first quarter of 2012 was zero compared to $1 million in 2011 which represented the noncontrolling interest share of period income.

Segment EBIT decreased to a loss of $74 million from a loss of $1 million in the same period of 2011 due to lower gross profit, higher SG&A expenses, lower results from our Moroccan joint venture and the $27 million provision for a legacy environmental claim.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	March 31,
(US$ in millions)	2012	2011
Interest income	$26	$21
Interest expense	(62)	(72)

Interest income was $26 million and $21 million for the three months ended March 31, 2012 and 2011, respectively. Higher income from interest bearing receivables was offset by lower average interest bearing cash balances.  Interest expense decreased 14% when compared to the same period last year, as lower average borrowing costs more than offset higher working capital usage.

Income Tax Expense.  In the quarter ended March 31, 2012, we recorded income tax expense of $14 million compared to income tax expense of $43 million in the quarter ended March 31, 2011.  The effective tax rate for the three months ended March 31, 2012 was 13%, compared to 15% for the three months ended March 31, 2011.  Included in the effective tax rate for the three months ended March 31, 2012 and 2011 were approximately $5 million and $21 million of discrete tax charge, respectively.

Net Income Attributable to Bunge.  For the quarter ended March 31, 2012, net income attributable to Bunge decreased to $92 million from $232 million in the quarter ended March 31, 2011. This decrease was primarily the result of lower EBIT in all reportable segments.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities was 1.94 and 1.89 at March 31, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $1,250 million at March 31, 2012 and $835 million at December 31, 2011.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,353 million and $3,724 million at March 31, 2012 and December 31, 2011, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $43 million and $139 million at March 31, 2012 and December 31, 2011, respectively.  Of these readily marketable sugar inventories, $38 million and $83 million were inventories carried at fair value at March 31, 2012 and December 31, 2011, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $231 million and $212 million at March 31, 2012 and December 31, 2011, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $17 million and $28 million in the three months ended March 31, 2012 and 2011, respectively.

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

Revolving credit facilities.  At March 31, 2012, we had approximately $3,350 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,100 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		March 31,	March 31,	December 31,
Credit Facilities	Maturities	2012	2012	2011
		(US$ in millions)
Commercial paper	2016	$600	$—	$73
Long-term revolving credit facilities (1)	2014-2016	2,750	1,250	250
Total		$3,350	$1,250	$323

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At March 31, 2012, no borrowings were outstanding under the commercial paper program.

On February 15, 2012, Moody’s Investor Services placed the credit ratings of certain financial institutions on negative credit watch. Among the affected institutions are three banks with an aggregate commitment of $110 million under our $600 million liquidity facility, which requires that participating banks carry a short-term credit rating of at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. If these banks’ short-term credit ratings are downgraded below P-1 by Moody’s, the affected banks’ participation in the liquidity facility would have to be terminated, which would have the effect of reducing the maximum aggregate amount of commercial paper and/or direct borrowings that can be outstanding under the liquidity facility by the amount of the downgraded banks’ commitments, unless we are able to replace the downgraded banks with other lenders that meet minimum ratings criteria.

We had $300 million of borrowings outstanding at March 31, 2012 under our unsecured $1,000 million revolving credit facility, which matures on November 17, 2016.  Borrowings under the credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to commitment fee payable each quarter based on the average undrawn portion of the credit agreement at rates ranging from 0.125% to 0.275%, based generally on the credit ratings of our senior long-term unsecured debt.

 In addition, we had $950 million of borrowings outstanding at March 31, 2012 under our syndicated $1,750 million revolving credit agreement that matures on April 19, 2014.  Borrowings under this credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt.  Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements.  At March 31, 2012 and December 31, 2011 respectively, $450 million and $400 million were outstanding under these uncommitted short-term credit lines.

Short and long-term debt.  Our short and long-term debt increased by $1,162 million at March 31, 2012 from December 31, 2011, primarily due to higher working capital levels.

Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions hedging physical inventories.  For the three months ended March 31, 2012, our average short and long-term debt outstanding was $4.4 billion, compared to $4.9 billion for the three months ended March 31, 2011.  Long-term debt balance was $4,485 million at March 31, 2012 compared to $3,362 million at December 31, 2011.   The following table summarizes our short-term debt activity at March 31, 2012:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$758	3.39%	$821	$736	4.17%
Commercial paper	—	—	50	31	0.38%
Total	$758	3.39%	$871	$767	4.02%

(1)             Based on monthly balances.

In March 2012, we acquired an asset management business and were deemed the primary beneficiary of certain related investment funds resulting in the consolidation of these investment funds.  As a result, our long-term debt balance increased by $95 million.  This debt is not an obligation of Bunge’s and the investment funds’ creditors do not have any recourse to Bunge under the relevant debt agreements.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2012	2011
Short-term debt:
Short-term debt (1)	$758	$719
Current portion of long-term debt	14	14
Total short-term debt	772	733
Long-term debt (2):
Revolving credit facility expiry 2014	950	—
Revolving credit facility expiry 2016	300	250
Term loan due 2013—fixed interest rate of 3.32%	300	300
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016(3) (4)	57	64
Other	251	216
Subtotal	4,390	3,362
Less: Current portion of long-term debt	(14)	(14)
Total long-term debt excluding investment fund debt	4,376	3,348
Consolidated investment fund debt due 2014(5)	95	—
Total debt	$5,243	$4,081

(1)                  Includes $59 million of local currency borrowings in Eastern Europe at a weighted average interest rate of 15.99% as of March 31, 2012 and $67 million at a weighted average interest rate of 27.81% as of December 31, 2011.

(2)                  Includes secured debt of $105 million and $66 million at March 31, 2012 and December 31, 2011, respectively.

(3)                  Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)                  TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of March 31, 2012 and December 31, 2011 was 6.00% per annum for both periods.

(5)                  Long-term debt of consolidated investment funds as of March 31, 2012.

Credit Ratings.   Bunge’s debt ratings and outlook by major credit rating agency at March 31, 2012 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Stable(1)
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Negative

(1)          On April 23, 2012, Standard & Poor’s Ratings Services affirmed our long-term debt rating and changed the outlook to positive from stable.  There were no other changes to our debt ratings or outlook subsequent to March 31, 2012.

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of March 31, 2012.

Equity.

Total equity was $12,770 million at March 31, 2012, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2012	2011
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,855	4,829
Retained earnings	6,964	6,917
Accumulated other comprehensive income	(265)	(610)
Treasury shares, at cost (1,933,286)	(120)	(120)
Total Bunge shareholders’ equity	12,125	11,707
Noncontrolling interest	645	368
Total equity	$12,770	$12,075

Total Bunge shareholders’ equity increased to $12,125 million at March 31, 2012 from $11,707 million at December 31, 2011.  The increase in shareholders’ equity was due primarily to net income attributable to Bunge for the three months ended March 31, 2012 of $89 million and foreign currency translation gains of $322 million.  The increase was partially offset by declared dividends to common and preferred shareholders of $37 million and $8 million, respectively.

Noncontrolling interest increased to $645 million at March 31, 2012 from $368 million at December 31, 2011 due primarily to the consolidation of a certain variable interest entities in conjunction with the acquisition of an asset management business in the first quarter of 2012.

As of March 31, 2012, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0991 Bunge Limited common shares, based on the conversion price of $90.9802 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible preference shares are not redeemable by us at any time.

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

For the three months ended March 31, 2012, our cash and cash equivalents increased by $415 million, reflecting the net effect of cash flows from operating, investing and financing activities compared to an increase of $234 million for the three months ended March 31, 2011.

Cash used for operating activities was $302 million for the three months ended March 31, 2012 compared to cash generated of $734 million for the three months ended March 31, 2011.  The cash flow used from operating activities for the three months ended March 31, 2012 was principally due to higher working capital requirements, partially offset by net income.  The positive cash flow from operating activities for the three months ended March 31, 2011 was primarily due to higher trade payables in the fertilizer segment and net income.

Certain of our operating subsidiaries are funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the three months ended March 31, 2012 and March 31, 2011, we had gains of $15 million and $43 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $321 million in the three months ended March 31, 2012, compared to cash used of $282 million in the three months ended March 31, 2011.  During the first three months of 2012, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million net of cash acquired.  Payments made for capital expenditures of $224 million in the three months ended March 31, 2012 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the U.S. and construction of a refining facility in India.   During the three months ended March 31, 2011, we paid $100 million to acquire a port facility in Ukraine and $8 million related to the formation of a joint venture to purchase a fertilizer storage terminal in the U.S.  In addition during the three months ended March 31, 2011, we received $16 million from the sale of a cost method investment in Russia.

Our financing activities generated cash of $1,033 million in the three months ended March 31, 2012, compared to cash used of $230 million in the three months ended March 31, 2011.  In the three months ended March 31, 2012, we had a net increase of $1,069 million in borrowings due to higher working capital.  In the three months ended March 31, 2011, we had a net decrease of $216 million in borrowings due to lower working capital.  Dividends paid to our common and preferred shareholders and noncontrolling interest holders in the three months ended March 31, 2012 and March 31, 2011 were $47 million and $48 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program entered into in June 2011, provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 31, 2012 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.  We are currently negotiating the renewal of the purchasers’ commitments with the respective banks and expect the renewal of the full $700 million facility commitments to be completed on or before May 31, 2012.

Brazilian Farmer Credit

Background — We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2011 to March 31, 2012, the Brazilian real appreciated by 3%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

Brazilian Fertilizer Trade Accounts Receivable — In our Brazilian fertilizer operations, customer accounts receivable are intended to be short-term in nature, and are expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crop is harvested.  As the farmer’s cash flow is seasonal and is typically generated after the crop is harvested, the actual due dates of the accounts receivable are individually determined based upon when a farmer purchases our fertilizer and the anticipated date for the harvest and sale of the farmer’s crop.  These receivables may also be secured by the farmer’s crop.  We initiate legal proceedings against customers to collect amounts owed which are in default.  In some cases, we have renegotiated amounts that were in legal proceedings to secure the subsequent year’s crop.

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

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	March 31,	December 31,
(US$ in millions, except percentages)	2012	2011
Trade accounts receivable (current)	$201	$178
Allowance for doubtful accounts (current)	2	1
Trade accounts receivable (non-current) (1) (2)	234	230
Allowance for doubtful accounts (non-current) (1)	136	129
Total trade accounts receivable (current and non-current)	435	408
Total allowance for doubtful accounts (current and non-current)	138	130
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	32%	32%

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

Interest earned on secured advances to suppliers of $8 million and $7 million for the three months ended March 31, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 5 and Note 8 of the notes to the condensed consolidated financial statements for more information.

	March 31,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity contracts	$306	$180
Secured advances to suppliers (current)	260	349
Total (current)	566	529
Soybeans not yet priced (1)	(172)	(346)
Net	394	183
Secured advances to suppliers (non-current)	235	253
Total (current and non-current)	$629	$436
Allowance for uncollectible advances	$(83)	$(73)

(1)          Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at March 31, 2012.

Guarantees

We have issued or were a party to the following guarantees at March 31, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$49
Unconsolidated affiliates financing (2)	60
Residual value guarantee(3)	69
Total	$178

(1)              We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At March 31, 2012, we had approximately $33 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at March 31, 2012.

(2)              We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2016 and 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2012, Bunge’s recorded obligation related to these guarantees was $1 million.

(3)              Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2018. At March 31, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2012, debt with a carrying amount of $4,532 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.25 per share on March 2, 2012 to common shareholders of record on February 17, 2012.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2012 to shareholders of record on February 15, 2012.  On February 29, 2012, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.25 per common share.  The dividend will be payable on June 4, 2012 to common shareholders of record on May 21, 2012.  We also announced on February 29, 2012 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2012 to shareholders of record on May 15, 2012.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December

31, 2011, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the first quarter 2012.

Adoption of New Accounting Pronouncements—In May 2011, the FASB amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard did not have a material impact on Bunge’s condensed consolidated financial statements.

In December and June 2011, the FASB amended the guidance in ASC Topic 220, Comprehensive Income. The guidance requires that other comprehensive income be presented in either one continuous statement, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendment eliminates the option to report other comprehensive income in the statement of changes in equity. The FASB also deferred the required presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements.  The adoption of these standards did not have a material impact on Bunge’s condensed consolidated financial statements.

In September 2011, the FASB amended the guidance in ASC Topic 350, Intangibles—Goodwill and Other Intangibles. This guidance provides an option to perform a qualitative assessment to determine potential impairment as a basis for determining the necessity of the two-step quantitative goodwill impairment test. The adoption of this standard did not have a material impact on Bunge’s condensed consolidated financial statements.

New Accounting Pronouncements—In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The amendment is effective for annual and interim periods beginning on January 1, 2013 on a retrospective basis for all comparative periods presented. The adoption of this standard may expand Bunge’s disclosures but is not expected to impact Bunge’s condensed consolidated financial results.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business activities.  Our risk management decisions take place in various locations but exposure limits are centrally set and monitored.  We have a corporate risk management group which analyzes and monitors various risk exposures globally.  Additionally, our Board of Directors’ finance and risk policy committee oversees and reviews our overall risk management policies and limits.

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.  See Note 11 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of the derivative instruments that we used.

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

Commodities Risk

We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food ingredients.  As a result, we purchase and produce various materials, many of which are agricultural commodities, including soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn.  In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity.  Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time-to-time, we have experienced instances of counterparty non-performance, including as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.

We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations.  We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk (VaR) limits.  We measure and review our net commodities position on a daily basis.

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

	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$954	$(95)	$1,993	$(199)
Highest short position	(164)	(16)	(551)	(55)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs.  The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors.  We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities.  Our time charter agreements generally have terms ranging from two months to approximately five years.  We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs.  The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2012 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $170 million for the three months ended March 31, 2012 and gains of $548 million for the year ended December 31, 2011, related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2012, was $5,593 million with a carrying value of $5,243 million.  There was no significant change in our interest rate risk at March 31, 2012.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —In connection with the restructuring and consolidation of Bunge’s operations in Brazil and related commercial, organizational and personnel changes, management has been and continues to review and, in some cases, implement new or enhanced systems and procedures that have led, or are expected to lead, to changes in internal control over financial reporting in Bunge’s Brazilian operations.

Except as described above, there has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country.  In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. More recently, in July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters.  Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment.  In the quarter ended March 31, 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million.  We believe that these allegations and claims are without merit and intend to vigorously defend ourself against them. However, management is, at this time, unable to predict their outcome.

From time to time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings, net of established reserves will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2011 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

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

BUNGE LIMITED

Date: May 7, 2012	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal Accounting Officer

S-1

EXHIBIT INDEX

10.1	Amended and Restated Guaranty, dated as of April 23, 2012, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                  Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1