Form 10-Q
period 2012-06-30
Bunge LTD
filed 2012-08-01
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 146,055,782

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$15,090	$14,488	$28,536	$26,682
Cost of goods sold	(14,430)	(13,841)	(27,355)	(25,396)

Gross profit	660	647	1,181	1,286
Selling, general and administrative expenses	(396)	(383)	(815)	(727)
Interest income	21	23	47	44
Interest expense	(82)	(70)	(144)	(142)
Foreign exchange gain (loss)	18	77	84	119
Other income (expense) — net	(8)	1	(37)	(7)
Gain on sale of investments in affiliates	85	37	85	37
Gain on acquisition of controlling interest	36	—	36	—

Income before income tax	334	332	437	610
Income tax expense	(68)	(20)	(82)	(63)

Net income	266	312	355	547
Net loss (income) attributable to noncontrolling interest	8	4	11	1

Net income attributable to Bunge	274	316	366	548
Convertible preference share dividends	(9)	(9)	(17)	(17)

Net income available to Bunge common shareholders	$265	$307	$349	$531

Earnings per common share — basic (Note 19)
Earnings to Bunge common shareholders	$1.82	$2.08	$2.39	$3.61

Earnings per common share — diluted (Note 19)
Earnings to Bunge common shareholders	$1.78	$2.02	$2.37	$3.51

Dividends per common share	$0.27	$0.25	$0.52	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$266	$312	$355	$547
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,133)	361	(798)	658
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $12 and $8 in 2012, $(7) and $(7) in 2011	(25)	9	(16)	13
Unrealized gains (losses) on investments, net of tax (expense) benefit of $1 and $(6) in 2012, $(2) and $(2) in 2011	(2)	3	11	3
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $(1) and $0 in 2012, $7 and $7 in 2011	21	(13)	21	(13)
Pension adjustment, net of tax (expense) benefit of nil in all periods	—	—	1	(2)
Total other comprehensive income (loss)	(1,139)	360	(781)	659
Total comprehensive income (loss)	(873)	672	(426)	1,206
Less: comprehensive (income) loss attributable to noncontrolling interest	47	(6)	37	(17)
Total comprehensive income (loss) attributable to Bunge	$(826)	$666	$(389)	$1,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$467	$835
Trade accounts receivable (less allowances of $117 and $113) (Note 13)	2,805	2,459
Inventories (Note 4)	7,930	5,733
Deferred income taxes	394	305
Other current assets (Note 5)	4,764	3,796
Total current assets	16,360	13,128

Property, plant and equipment, net	5,596	5,517
Goodwill (Note 6)	880	893
Other intangible assets, net	306	220
Investments in affiliates (Note 7)	278	600
Deferred income taxes	1,276	1,211
Other non-current assets (Note 8)	2,017	1,706
Total assets	$26,713	$23,275

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,332	$719
Current portion of long-term debt (Note 12)	315	14
Trade accounts payable	3,048	3,173
Deferred income taxes	275	152
Other current liabilities (Note 10)	3,704	2,889
Total current liabilities	9,674	6,947

Long-term debt (Note 12)	4,247	3,348
Deferred income taxes	155	134
Other non-current liabilities	765	771

Commitments and contingencies (Note 16)

Equity (Note 17):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2012 and 2011 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2012 — 146,035,349 shares, 2011 — 145,610,029 shares	1	1
Additional paid-in capital	4,868	4,829
Retained earnings	7,190	6,917
Accumulated other comprehensive income (loss) (Note 17)	(1,365)	(610)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	11,264	11,707
Noncontrolling interest (Note 18)	608	368
Total equity	11,872	12,075
Total liabilities and equity	$26,713	$23,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$355	$547
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of investments in affiliates	(85)	(37)
Gain on acquisition of controlling interest	(36)	—
Foreign exchange loss (gain) on debt	(49)	(78)
Bad debt expense	29	9
Depreciation, depletion and amortization	264	247
Stock-based compensation expense	31	26
Deferred income taxes	(108)	(136)
Other, net	—	(7)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(434)	(64)
Inventories	(2,513)	(86)
Prepayments and advances to suppliers	(687)	(239)
Trade accounts payable and accrued liabilities	186	(431)
Net unrealized gain/loss on derivative contracts	214	129
Margin deposits	(63)	390
Other, net	197	(6)
Cash provided by (used for) operating activities	(2,699)	264
INVESTING ACTIVITIES
Payments made for capital expenditures	(473)	(454)
Acquisitions of businesses (net of cash acquired)	(277)	(83)
Proceeds from sale of investments in affiliates	483	70
Payments for investments in affiliates	(89)	(10)
Other, net	73	37
Cash provided by (used for) investing activities	(283)	(440)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,618	(294)
Proceeds from short-term debt with maturities greater than 90 days	369	439
Repayments of short-term debt with maturities greater than 90 days	(367)	(983)
Proceeds from long-term debt	2,761	1,377
Repayments of long-term debt	(1,638)	(440)
Proceeds from sale of common shares	10	16
Dividends paid	(89)	(85)
Other, net	—	28
Cash provided by (used for) financing activities	2,664	58
Effect of exchange rate changes on cash and cash equivalents	(50)	10
Net (decrease) increase in cash and cash equivalents	(368)	(108)
Cash and cash equivalents, beginning of period	835	578
Cash and cash equivalents, end of period	$467	$470

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

	Convertible						Accumulated
	Preference				Additional		Other		Non
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2011	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income	—	—	—	—	—	548	—	—	(1)	547
Other comprehensive income (loss)	—	—	—	—	—	—	641		18	659
Dividends on common shares	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(12)	(12)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	—	53	53
Stock-based compensation expense	—	—	—	—	26	—	—		—	26
Issuance of common shares	—	—	709,526	—	12	—	—	—	—	12
Balance, June 30, 2011	6,900,000	$690	147,344,609	$1	$4,831	$6,613	$1,224	$—	$392	$13,751

	Convertible						Accumulated
	Preference				Additional		Other		Non
	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2012	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income	—	—	—	—	—	366	—	—	(11)	355
Other comprehensive income (loss)	—	—	—	—	—	—	(755)	—	(26)	(781)
Dividends on common shares	—	—	—	—	—	(76)	—	—	—	(76)
Dividends on preference shares	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	(6)	(6)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	—	10	10
Noncontrolling interest at acquisition	—	—	—	—	—	—	—	—	273	273
Stock-based compensation expense	—	—	—	—	31	—	—	—	—	31
Issuance of common shares	—	—	425,320	—	8	—	—	—	—	8
Balance, June 30, 2012	6,900,000	$690	146,035,349	$1	$4,868	$7,190	$(1,365)	$(120)	$608	$11,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act) and include the assets, liabilities, revenues and expenses of all entities in which Bunge has a controlling financial interest or is otherwise deemed to be the primary beneficiary. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2011 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, forming part of Bunge’s 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2011.

As described in Note 3, Bunge acquired an asset management business in Europe on March 19, 2012.  Based on the accounting requirements of Accounting Standards Codification (ASC) Topic 810-10, Consolidation, Bunge concluded that restrictions on certain subsidiaries of this asset management business that serve as general partners in certain investment funds managed by that business to sell, transfer or encumber their partnership interests without advance approval of specified majorities of limited partner investors, and similar restrictions on such limited partner investors to sell, transfer or encumber their interests in the funds without prior approval of the general partner, result in a potential de facto principal/agency relationship as defined under accounting requirements and therefore Bunge is required to consolidate these investment funds, although it does not have significant equity at risk in these investment funds.  The consolidation of these investment funds into Bunge’s financial statements impacts primarily investments, long-term debt and noncontrolling interest in Bunge’s condensed consolidated balance sheet as of June 30, 2012 in the amounts of $335 million, $92 million and $253 million, respectively.  Bunge does not provide performance guarantees and has no financial obligation to provide funding to these investment funds.

Certain prior year amounts have been reclassified to conform to the current year presentation (see Notes 6 and 20).

2.             NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements— In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard on January 1, 2012 did not have a material impact on Bunge’s condensed consolidated financial statements.

3.             BUSINESS ACQUISITIONS

In June 2012, Bunge acquired sugarcane milling assets in Brazil in its sugar and bioenergy segment for $61 million in cash.  The preliminary purchase price allocation includes $10 million of biological assets, $43 million of property, plant and equipment, $1 million of finite-lived intangible assets and $7 million of goodwill.

In May 2012, Bunge acquired an additional 63.5% interest in a wheat mill and bakery dry mix operation in North America in its milling products segment for $102 million, net of cash acquired.  Bunge had an existing 31.5% interest in the entity which was accounted for as an equity method investment.  Upon completion of the transaction,

Bunge has a 95% interest in the entity which it consolidates.  Upon assuming control of the entity Bunge recorded a non-cash gain of $36 million to adjust its previously existing noncontrolling interest to its fair value of $52 million.  The preliminary purchase price allocation includes $19 million of inventories, $35 million of other current assets, $71 million of property, plant and equipment, $32 million of finite-lived intangible assets, $21 million of other liabilities, $27 million of deferred tax liabilities, $6 million of noncontrolling interest and $51 million of goodwill (see Notes 7 and 18).

In March 2012, Bunge acquired an asset management business in Europe in its agribusiness segment for $9 million, net of cash acquired.  The preliminary purchase price allocation includes $25 million of current assets, $346 million of long-term investments, $21 million of other finite-lived intangible assets, $25 million of other liabilities, $94 million of debt and $264 million of noncontrolling interest. Of these amounts, $14 million of other net assets, $344 million of long-term investments, $94 million of long-term debt and $264 million of noncontrolling interest are attributed to certain managed investment funds, which Bunge consolidates as it is deemed to be the primary beneficiary.

In February 2012, Bunge acquired an edible oils and fats business in India in its edible oils segment for $94 million, net of cash acquired. The purchase price consisted of $77 million in cash and $17 million of acquired debt.  The preliminary purchase price allocation includes $15 million of inventories, $4 million of current assets, $27 million of property, plant and equipment, $53 million of intangible assets (primarily trademark and brands) and $5 million of other liabilities.

Also in 2012, Bunge acquired finite-lived intangible assets and property, plant and equipment in two transactions in North America in its agribusiness segment for $24 million in cash.

4.             INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	June 30,	December 31,
(US$ in millions)	2012	2011
Agribusiness (1)	$5,902	$4,080
Sugar and bioenergy (2)	422	465
Edible oil products (3)	618	489
Milling products (4)	151	130
Fertilizer (4)	837	569
Total	$7,930	$5,733

(1)    Includes readily marketable agricultural commodity inventories at fair value of $5,574 million and $3,724 million at June 30, 2012 and December 31, 2011, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)    Includes readily marketable sugar inventories of $85 million and $139 million at June 30, 2012 and December 31, 2011, respectively.  Of these sugar inventories, $57 million and $83 million are carried at fair value at June 30, 2012 and December 31, 2011, respectively, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)    Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $217 million and $212 million at June 30, 2012 and December 31, 2011, respectively.

(4)    Milling products and fertilizer inventories are carried at lower of cost or market.

5.             OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity purchase contracts (1)	$835	$206
Secured advances to suppliers, net (2)	337	349
Unrealized gains on derivative contracts at fair value	1,624	1,283
Recoverable taxes, net	495	528
Margin deposits (3)	417	352
Marketable securities	69	50
Deferred purchase price receivable (4)	156	192
Prepaid expenses	368	369
Restricted cash (5)	—	43
Other	463	424
Total	$4,764	$3,796

(1)    Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)    Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $4 million at June 30, 2012 and $3 million at December 31, 2011.

Interest earned on secured advances to suppliers of $5 million for both the three months ended June 30, 2012 and 2011, respectively, and $13 million and $12 million for the six months ended June 30, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

(3)    Margin deposits include U.S. treasury securities at fair value and cash.

(4)    Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

(5)    Restricted cash at December 31, 2011, includes an escrowed cash deposit related to an equity investment, which was completed in the first quarter of 2012.

6.             GOODWILL

The table below summarizes the carrying amount of goodwill by segment.

		Sugar and	Edible Oil	Milling
(US$ in millions)	Agribusiness	Bioenergy	Products	Products	Fertilizer	Total
Balance, December 31, 2010	$215	$631	$80	$7	$1	$934
Acquired goodwill	34	—	41	—	—	75
Reallocation of acquired goodwill	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization (3)	(7)	—	—	—	—	(7)
Foreign exchange translation	(21)	(71)	(11)	(1)	—	(104)
Balance, December 31, 2011	$216	$560	$110	$6	$1	$893
Acquired goodwill (1)	—	7	—	51	—	58
Reallocation of acquired goodwill (2)	(1)	—	(13)	—	1	(13)
Tax benefit on goodwill amortization (3)	(3)	—	—	—	—	(3)
Foreign exchange translation	(11)	(40)	(1)	(3)	—	(55)
Balance, June 30, 2012	$201	$527	$96	$54	$2	$880

(1)   See Note 3.

(2)    Beginning in the first quarter of 2012, the management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, $1 million of goodwill attributable to these port facilities was reclassified to conform to the 2012 segment presentation.  Also in the first quarter of 2012, the purchase price allocation for the 2011 edible oil products acquisition was revised resulting in a reduction of goodwill of $13 million, a reduction of inventories of $6 million, an increase in finite-lived intangibles of $14 million and a reduction of deferred tax liabilities of $5 million.

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

7.     INVESTMENTS IN AFFILIATES

In June 2012, Bunge entered into a joint venture agreement for the construction and operation of a corn wet mill in Argentina.  Bunge has a 50% interest in this joint venture for $14 million.  Bunge accounts for this equity method investment in its sugar and bioenergy segment.  Also during the six months ended June 30, 2012, Bunge made contributions of $18 million and $15 million to its North American biofuels and Paraguay oilseed processing facility joint ventures, respectively.

In May 2012, Bunge completed the acquisition of an additional 63.5% voting interest in a North American wheat mill and bakery dry mix operations (see Note 3) in which it previously had a 31.5% interest, and which it reported as an equity method investment in its milling products segment. Upon completion of the transaction, Bunge began to consolidate this entity in its consolidated financial statements.  Upon assuming control of this entity, Bunge recognized a non-cash gain of $36 million to adjust its previously existing investment to fair value.

In April 2012, Bunge sold its 28.06% interest in The Solae Company (Solae) to E.I. du Pont de Nemours and Company for $448 million in cash exclusive of a special cash dividend of $35 million. Bunge recognized a pre-tax gain of $85 million in its agribusiness segment related to this transaction.

In January 2012, Bunge completed the acquisition in its agribusiness segment of a 35% interest in PT Bumiraya Investindo, an Indonesian palm plantation company, for $43 million which is reported as an equity method investment.

8.     OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2012	2011
Recoverable taxes, net	$473	$386
Long-term receivables from farmers in Brazil, net	225	284
Judicial deposits	162	167
Income taxes receivable	462	565
Affiliate loans receivable	80	63
Long-term investments	417	37
Other	198	204
Total	$2,017	$1,706

Recoverable taxes — Recoverable taxes are reported net of valuation allowances of $36 million and $41 million at June 30, 2012 and December 31, 2011, respectively.

Long-term receivables from farmers in Brazil — Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	June 30,	December 31,
(US$ in millions)	2012	2011
Legal collection process (1)	$313	$358
Renegotiated amounts:
Current on repayment terms	110	125
Total	$423	$483

(1)    All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2012 and the year ended December 31, 2011 was $485 million and $561 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2012		December 31, 2011
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$157	$143	$162	$147
Renegotiated amounts	68	55	64	52
For which no allowance has been provided:
Legal collection process	156	—	196	—
Renegotiated amounts	42	—	61	—
Total	$423	$198	$483	$199

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Beginning balance	$215	$205	$199	$201
Bad debt provisions	11	3	26	4
Recoveries	(5)	(4)	(9)	(5)
Write-offs	(1)	—	(1)	—
Transfers (1)	—	2	—	2
Foreign exchange translation	(22)	9	(17)	13
Ending balance	$198	$215	$198	$215

(1)    Represents reclassifications from allowance for doubtful accounts — current for secured advances to suppliers.

Judicial deposits — Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (benchmark rate of the Brazilian central bank).

Income taxes receivable — Income taxes receivable at June 30, 2012 and December 31, 2011 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

Affiliate loans receivable — Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

Long-term investments— Long-term investments primarily relate to investments held by certain managed investment funds (see Note 1) for which Bunge has been deemed the primary beneficiary, resulting in Bunge’s consolidation of the associated entities.

9.             INCOME TAXES

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or nonrecurring tax adjustments, in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent upon the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction.  Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly.  If actual results differ from management’s estimates, reported income tax expense in future periods could be materially affected.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter with the various tax authorities, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not be realized.  There were no material changes to uncertain tax positions for the six months ended June 30, 2012 and 2011. It is reasonably possible that the amount of unrecognized tax benefit will increase or decrease during the next 12 months; however, management does not expect a material effect on results of operations or financial position.

During the first quarter 2012, the Brazilian tax authorities proposed certain adjustments to the income tax returns for one of Bunge’s Brazilian subsidiaries for the years 2008 and 2009.  The proposed adjustments totaled approximately $62 million plus applicable interest and penalties.  Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

In 2011, the Brazilian tax authorities commenced an examination of the income tax returns of one of Bunge’s Brazilian subsidiaries for the years 2005 to 2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

In 2010, the Brazilian tax authorities had proposed certain significant adjustments to the income tax returns of one of Bunge’s Brazilian subsidiaries for the years 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In the fourth quarter of 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of this tax claim against Bunge. Management is appealing the remainder of the case, and has not changed its position that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

10.          OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2012	2011
Accrued liabilities	$1,179	$1,179
Unrealized losses on derivative contracts at fair value	1,907	1,370
Advances on sales	567	283
Other	51	57
Total	$3,704	$2,889

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

	Fair Value Measurements at Reporting Date
	June 30, 2012				December 31, 2011
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Readily marketable inventories (Note 4)	$—	$4,028	$1,820	$5,848	$—	$3,736	$283	$4,019
Unrealized gain on designated derivative contracts (1):
Foreign exchange	—	3	—	3	—	13	—	13
Unrealized gain on undesignated derivative contracts (1):
Foreign exchange	—	262	—	262	—	451	1	452
Commodities	157	849	333	1,339	75	586	125	786
Freight	—	—	—	—	5	—	1	6
Energy	12	4	4	20	11	13	2	26
Deferred purchase price receivable (Note 13)	—	156	—	156	—	192	—	192
Other (2)	248	46	—	294	146	34	—	180
Total assets	$417	$5,348	$2,157	$7,922	$237	$5,025	$412	$5,674

Liabilities:
Unrealized loss on designated derivative contracts (3):
Foreign exchange	$—	$32	$—	$32	$—	$45	$—	$45
Unrealized loss on undesignated derivative contracts (3):
Interest rate	—	—	—	—	—	2	—	2
Foreign exchange	—	580	—	580	—	617	—	617
Commodities	200	914	142	1,256	147	417	116	680
Freight	—	—	—	—	1	—	—	1
Energy	30	—	8	38	4	6	15	25
Total liabilities	$230	$1,526	$150	$1,906	$152	$1,087	$131	$1,370

(1)    Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at June 30, 2012 and December 31, 2011.

(2)    Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)    Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at June 30, 2012 and December 31, 2011.

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

The significant unobservable inputs resulting in Level 3 classification relate to freight in the interior of Brazil and the lack of market corroborated information in Canada.  In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts.  Movements in the price of these unobservable inputs alone would not have a material effect on Bunge’s financial statements as these contracts do not typically exceed one future crop cycle.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances related to non-performance by counterparties at June 30, 2012.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012 and 2011.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended June 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, April 1, 2012	$62	$677	$739
Total gains and (losses) (realized/unrealized) included in cost of goods sold	172	190	362
Total gains and (losses) (realized/unrealized) included in foreign exchange gains (losses)	—	—	—
Purchases	1	511	512
Sales	1	(351)	(350)
Issuances	(1)	—	(1)
Settlements	(101)	—	(101)
Transfers into Level 3	55	802	857
Transfers out of Level 3	(2)	(9)	(11)
Balance, June 30, 2012	$187	$1,820	$2,007

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

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and 2011.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
	Six Months Ended June 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and (losses) (realized/unrealized) included in cost of goods sold	246	230	476
Purchases	3	1,276	1,279
Sales	1	(876)	(875)
Issuances	(3)	—	(3)
Settlements	(83)	—	(83)
Transfers into Level 3	41	981	1,022
Transfers out of Level 3	(16)	(74)	(90)
Balance, June 30, 2012	$187	$1,820	$2,007

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

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended June 30, 2012 and 2011 for Level 3 assets and liabilities that were held at June 30, 2012 and 2011.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2012
Cost of goods sold	$145	$600	$745
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2011
Cost of goods sold	$21	$459	$480
Foreign exchange gains (losses)	$(1)	$—	$(1)

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the six months ended June 30, 2012 and 2011 for Level 3 assets and liabilities that were held at June 30, 2012 and 2011.

	Level 3 Instruments:
	Fair Value Measurements
	Six Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2012
Cost of goods sold	$193	$1,473	$1,666
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2011
Cost of goods sold	$24	$578	$602
Foreign exchange gains (losses)	$—	$—	$—

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

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2012
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$—	$(341)	$99	Delta
Forwards	103	(4,913)	14,305	Notional
Swaps	—	(39)	32	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2012
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(8,544,856)	—	—	Metric Tons
Options	323,271	(5,299)	—	Metric Tons
Forwards	—	(25,165,822)	32,391,195	Metric Tons
Swaps	—	(5,403,523)	—	Metric Tons

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

The table below summarizes the open ocean freight positions.

	June 30, 2012
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(2,079)	—	—	Hire Days
FFA Options	(833)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2012
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	(778,610)	—	—	MMBtus
Swaps	—	—	822,085	MMBtus
Options	(33,422)	—	—	MMBtus
Energy—Other
Futures	78,891	—	—	Metric Tons
Forwards	—	(2,274,718)	6,477,976	Metric Tons
Swaps	195,000	(11,000)	6,139	Metric Tons
Options	(2,114,818)	(218,919)	220,883	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2012 and 2011.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2012	2011
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$—
Interest Rate	Interest income/Interest expense	—	—
Foreign Exchange	Cost of goods sold	—	—
Commodities	Cost of goods sold	—	28
Freight	Cost of goods sold	—	—
Energy	Cost of goods sold	—	—
Total		$—	$28
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$1
Interest Rate	Other income (expense)-net	—	—
Foreign Exchange	Foreign exchange gains (losses)	(72)	14
Foreign Exchange	Cost of goods sold	(26)	32
Commodities	Cost of goods sold	(578)	104
Freight	Cost of goods sold	(9)	86
Energy	Cost of goods sold	(8)	7
Total		$(693)	$244

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the six months ended June 30, 2012.

Six Months Ended June 30, 2012
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
			Cost of		Cost of
Foreign Exchange (3)	$475	$(16)	goods sold	$(2)	goods sold	$—
			Cost of		Cost of
Commodities	—	—	goods sold	—	goods sold	—
Total	$475	$(16)		$(2)		$—
Net Investment Hedge :
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$—	$—	gains (losses)	$—	gains (losses)	$—
Total	$—	$—		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2012, Bunge expects to reclassify into income in the next 12 months $18 million after tax losses related to its foreign exchange cash flow hedges. As of June 30, 2012, there were no designated commodities cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2012 and 2013.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2011.

	Six Months Ended June 30, 2011
					Amount of Gain (Loss)
					Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
			Cost of		Cost of
Foreign Exchange (3)	$90	$2	goods sold	$—	goods sold	$—
			Cost of		Cost of
Commodities	—	12	goods sold	13	goods sold	5
Total	$90	$14		$13		$5
Net Investment Hedge (4)
			Foreign		Foreign
			exchange		exchange
Foreign Exchange	$577	$(2)	gains (losses)	$—	gains (losses)	$—
Total	$577	$(2)		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2011, Bunge expected to reclassify into income in the next 12 months approximately $4 million of after tax gains related to its agricultural commodities cash flow hedges and no after tax gains related to its foreign exchange cash flow and net investment hedges.

(2)             The amount of gain recognized in income is $5 million as of June 30, 2011 which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(3)             The changes in the market value of such futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  The forward exchange forward contracts mature at various dates in 2011 and 2012.

(4)             Bunge pays Euros and receives U.S. dollars, offsetting the translation adjustment of its net investment in Euro assets.  The swaps mature at various dates in 2011 and 2012.

12.          DEBT

In June 2012, Bunge completed the sale of $600 million aggregate principal amount of senior unsecured notes (senior notes) bearing interest at 3.20%, maturing on June 15, 2017.  The senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission.  The net proceeds of $595 million were used for general corporate purposes, including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under its revolving credit facilities.

In March 2012, Bunge acquired and consolidated an asset management company including certain investment funds for which Bunge has been deemed to be the primary beneficiary. This resulted in an increase in long-term debt attributable to these investment funds of $92 million as of June 30, 2012.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair Value	Carrying	Fair Value
(US$ in millions)	Value	(Level 2)	Value	(Level 2)
Long-term debt, including current portion	$4,562	$4,908	$3,362	$3,676

13.          TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge accounts for its trade receivables securitization program (the “Program”) under the provisions of ASC Topic 860, Transfers and Servicing.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

As of June 30, 2012 and December 31, 2011, $805 million and $836 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the program totaled $6,454 million and $401 million for the six months ended June 30, 2012 and 2011, respectively.  In addition, cash collections from customers on receivables previously sold were $6,643 million for the six months ended June 30, 2012. There were no collections for the six months ended June 30, 2011 as this was the first month of the program.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the six months ended June 30, 2012 and 2011 were $6,656 million and $840 million, respectively.  These sales resulted in discounts of $4 million and $1 million for the six months ended June 30, 2012 and 2011, respectively, which were included in SG&A in the condensed consolidated statements of income. Discounts were $2 million and $1 million for the three months ended June 30, 2012 and 2011, respectively. Servicing fees under the program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $156 million and $192 million at June 30, 2012 and December 31, 2011, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 5).  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during the six months ended June 30, 2012 and 2011 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, including changes in the fair value of the deferred purchase price of $2 million for the six months ended June 30, 2012. As the Program was entered into in June 2011, there was no change in the fair value of the deferred purchase price as of June 30, 2011.

14.          RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $200 million and $217 million for the three months ended June 30, 2012 and 2011, respectively, and $350 million and $413 million for the six months ended June 30, 2012 and 2011, respectively.  Bunge also sold commodities and commodity products to certain of its investees, totaling $155 million and $119 million for the three months ended June 30, 2012 and 2011, respectively, and $264 million and $200 million for the six months ended June 30, 2012 and 2011, respectively.

15.          EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$5	$4	$3	$2
Interest cost	7	6	2	2
Expected return on plan assets	(7)	(6)	(2)	(2)
Amortization of prior service cost	1	—	—	—
Amortization of net loss (gain)	2	1	—	—
Net periodic benefit cost	$8	$5	$3	$2

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$9	$8	$4	$4
Interest cost	13	13	3	3
Expected return on plan assets	(13)	(13)	(3)	(3)
Amortization of prior service cost	1	1	—	—
Amortization of net loss (gain)	5	2	—	—
Net periodic benefit cost	$15	$11	$4	$4

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	—	$—	3	3
Amortization of prior service cost	—	—	(1)	—
Net periodic benefit cost	$—	$—	$2	$3

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$—	$—	$—	$1
Interest cost	—	1	5	5
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss (gain)	—	—	1	1
Net periodic benefit cost	$—	$1	$5	$6

In the six months ended June 30, 2012, Bunge made contributions of $3 million and $8 million to its U.S. and foreign defined benefit pension plans, respectively.  In the six months ended June 30, 2011, Bunge made contributions of $2 million and $7 million to its U.S. and foreign defined benefit pension plans, respectively.

In the six months ended June 30, 2012, Bunge made contributions of less than $1 million to its U.S. postretirement plans and $6 million to its foreign postretirement benefit plans, respectively.  In the six months ended June 30, 2011, Bunge made contributions of less than $1 million to its U.S. postretirement benefit plans and $5 million to its foreign postretirement benefit plans, respectively.

16.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. In addition Bunge periodically updates its evaluation and adjusts its estimated exposure based on these evaluations. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s condensed consolidated financial statements taken as a whole. Included in other non-current liabilities are the following:

	June 30,	December 31,
(US$ in millions)	2012	2011
Tax claims	$71	$70
Labor claims	79	77
Civil and other claims	98	76
Total	$248	$223

Tax claims - The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country.  In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In July 2011, Bunge received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes.  Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of Bunge’s rights in respect of such payment.  In the first quarter 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million.  Bunge believes that these allegations and claims are without merit and intends to vigorously defend itself against them. However, management is, at this time, unable to predict their outcome.

Labor claims - The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries.  The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other - The civil and other claims relate to various disputes with third parties, including suppliers and customers and includes $27 million relating to a legacy environmental claim in Brazil from 1998, which was recorded in the first quarter of 2012.

Guarantees - Bunge has issued or was a party to the following guarantees at June 30, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$38
Unconsolidated affiliates financing (2)	25
Residual value guarantee (3)	69
Total	$132

(1)            Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2012, Bunge had approximately $25 million of tangible property that had been pledged to Bunge as collateral against certain of these financing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at June 30, 2012.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2014 and 2017.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At June 30, 2012, Bunge had no outstanding recorded obligation related to these guarantees.

(3)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At June 30, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2012, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,432 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

17.          EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares. The program runs through December 31, 2012. There were no share repurchases under the program during the six months ended June 30, 2012 or 2011. Total repurchases under the program from inception through June 30, 2012 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2011	$(460)	$(24)	$(124)	$(2)	$(610)
Other comprehensive income (loss)	(772)	(2)	1	17	(756)
Income tax benefit (expense)	—	7	—	(6)	1
Balance, June 30, 2012	$(1,232)	$(19)	$(123)	$9	$(1,365)

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2010	$670	$(2)	$(83)	$(2)	$583
Other comprehensive income (loss)	640	—	(2)	5	643
Income tax benefit (expense)	—	—	—	(2)	(2)
Balance, June 30, 2011	$1,310	$(2)	$(85)	$1	$1,224

18.          TRANSFERS (TO) FROM NONCONTROLLING INTERESTS

Bunge has a 51% controlling interest in a joint venture with two third party companies related to a grain terminal in Longview, Washington, U.S., which it consolidates. During the six months ended June 30, 2012, Bunge and the noncontrolling interest holders, which have a 49% interest, made proportionate capital contributions, resulting in no ownership percentage change. The total contribution from the noncontrolling interest holders was $6 million.

In May 2012, Bunge acquired an additional 63.5% ownership interest of a wheat mill and bakery dry mix operation in North America resulting in Bunge having a 95% controlling interest in the entity. Upon consolidation, Bunge recognized noncontrolling interest of $6 million representing the fair value of the noncontrolling interest (see Note 3).

Bunge has a 50% controlling interest in a joint venture in South Africa.  In May 2012, Bunge and the noncontrolling interest holders made proportionate capital contributions resulting in no ownership percentage change.  The total contribution from the noncontrolling interest holder was $4 million.

In March 2012, Bunge consolidated an acquired asset management company and recorded $267 million of noncontrolling interest related to certain managed investment funds (see Note 1) in which the management company was determined to be the primary beneficiary.

19.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2012	2011	2012	2011
Net income attributable to Bunge	$274	$316	$366	$548
Convertible preference share dividends	(9)	(9)	(17)	(17)
Net income available to Bunge common shareholders	$265	$307	$349	$531
Weighted average number of common shares outstanding:
Basic	145,974,965	147,281,549	145,846,544	147,063,364
Effect of dilutive shares:
—Stock options and awards	917,117	1,348,059	963,943	1,338,085
—Convertible preference shares	7,583,790	7,547,220	7,583,790	7,547,220
Diluted (1)	154,475,872	156,176,828	154,394,277	155,948,669
Earnings per common share:
Basic	$1.82	$2.08	$2.39	$3.61
Diluted	$1.78	$2.02	$2.37	$3.51

(1)             Approximately 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2012, respectively. Approximately 1 million and 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2011, respectively.

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

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
June 30, 2012	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$10,580	$1,079	$2,331	$421	$679	$—	$15,090
Inter—segment revenues	1,340	—	33	—	16	(1,389)	—
Gross profit	478	15	91	43	33	—	660
Foreign exchange gains (losses)	20	(5)	(2)	—	5	—	18
Noncontrolling interest (1)	5	3	1	—	(1)	—	8
Other income (expense) — net	4	(4)	—	(1)	(7)	—	(8)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	386	(28)	2	44	(1)	—	403
Depreciation, depletion and amortization	(56)	(45)	(23)	(6)	(14)	—	(144)
Total assets	16,777	3,925	2,737	846	2,428	—	26,713

Three Months Ended
June 30, 2011
Net sales to external customers	$9,624	$1,420	$2,200	$491	$753	$—	$14,488
Inter—segment revenues	1,300	—	14	23	11	(1,348)	—
Gross profit	401	47	114	54	31	—	647
Foreign exchange gains (losses)	69	12	—	—	(4)	—	77
Noncontrolling interest (1)	(5)	—	—	—	(1)	10	4
Other income (expense) — net	(3)	3	(1)	(3)	5	—	1
Gain on sale of investments in affiliates	37	—	—	—	—	—	37
Segment EBIT (2)	308	18	30	22	(5)	—	373
Depreciation, depletion and amortization	(47)	(54)	(21)	(7)	(14)	—	(143)
Total assets	15,518	4,710	2,475	854	2,743	208	26,508

			Edible
Six Months Ended		Sugar and	Oil	Milling
June 30, 2012	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$19,897	$1,960	$4,552	$848	$1,279	$—	$28,536
Inter—segment revenues	2,400	—	64	—	34	(2,498)	—
Gross profit	830	23	204	99	25	—	1,181
Foreign exchange gains (losses)	74	—	(3)	—	13	—	84
Noncontrolling interest (1)	3	4	1	—	(1)	4	11
Other income (expense) — net	11	(7)	2	1	(44)	—	(37)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	583	(61)	23	71	(75)	—	541
Depreciation, depletion and amortization	(105)	(72)	(47)	(13)	(27)	—	(264)
Total assets	16,777	3,925	2,737	846	2,428	—	26,713

Six Months Ended
June 30, 2011
Net sales to external customers	$17,726	$2,481	$4,216	$991	$1,268	$—	$26,682
Inter—segment revenues	2,458	—	36	49	22	(2,565)	—
Gross profit	801	79	228	111	67	—	1,286
Foreign exchange gains (losses)	103	23	(1)	—	(6)	—	119
Noncontrolling interest (1)	(10)	(2)	(4)	—	(2)	19	1
Other income (expense) — net	(8)	2	(2)	1	—	—	(7)
Gain on sale of investments in affiliates	37	—	—	—	—	—	37
Segment EBIT (2)	557	20	64	55	(6)	—	690
Depreciation, depletion and amortization	(91)	(74)	(41)	(14)	(27)	—	(247)
Total assets	15,518	4,710	2,475	854	2,743	208	26,508

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Total segment EBIT	$403	$373	$541	$690
Interest income	21	23	47	44
Interest expense	(82)	(70)	(144)	(142)
Income tax (expense) benefit	(68)	(20)	(82)	(63)
Noncontrolling interest share of interest and tax	—	10	4	19
Net income attributable to Bunge	$274	$316	$366	$548

Cautionary Statement Regarding Forward Looking Statements

This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance, industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products used in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effects of weather conditions and the outbreak of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social and health conditions; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, dispositions, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives; changes in government policies, laws and regulations affecting our business, including agricultural and trade policies, tax regulations and biofuels legislation; and other factors affecting our business generally.

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

Second Quarter 2012 Overview

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

Segment Overview

Agribusiness — Agribusiness segment results in the second quarter of 2012 were higher than the second quarter of 2011 primarily due to strong results in oilseed processing and grain merchandising in our South American operations.  Total agribusiness volumes increased 19% compared to the same period last year.  This increase resulted from increased grain merchandising business in Europe, due to increased supplies and the addition of a new port terminal facility in the Black Sea, as well as in North America, as our Pacific Northwest port terminal and related grain origination facilities were in operation. Oilseed volumes also increased, in part due to our additional oilseed processing capacity in Asia. Included in the second quarter of 2012 was a gain of $85 million on the sale of our noncontrolling interest in Solae, a North American soy ingredients joint venture.  The same period of 2011 included a gain of $37 million on the sale of our noncontrolling interest in a European oilseed processing joint venture.

Sugar and Bioenergy — The Sugar and Bioenergy segment experienced losses in the second quarter of 2012 compared with a profit of $18 million in the second quarter of 2011.  This quarter’s losses were caused by wet weather conditions which interrupted milling operations and reduced the sugar content of harvested sugarcane. This led to higher unitary costs of production.  The decrease in total volumes compared to the same period of 2011 is primarily attributed to lower merchandising volumes.

Edible oil products — Edible oil products segment results in the second quarter of 2012 were lower than the second quarter of 2011 as volatile raw material prices in the quarter resulted in reduced margins, and we recorded an impairment charge of approximately $5 million related to the closing of a European margarine plant as part of a facilities consolidation program to improve efficiency.

Milling products — Milling products segment results in the second quarter of 2012 were $44 million compared to $22 million in the second quarter of 2011.  Results for the second quarter of 2012 included a $36 million gain related to the adjustment to fair value of the previously-held noncontrolling interest in a North American wheat milling operation upon acquisition of a controlling interest in that business.  Overall, wheat milling margins were lower than the same period of last year and the business experienced continued challenges related to the completed implementation of a new SAP system in Brazil that impacted volumes and margins.  Corn milling performed well, but was slightly below a strong 2011 quarter.

Fertilizer  — Fertilizer segment results for the second quarter of 2012 were lower than the second quarter of 2011 as higher volumes were more than offset by lower margins.  Although margins were lower, they improved throughout the quarter as high cost inventories acquired prior to a decline in international prices earlier in the year were utilized.  Results for the second quarter of 2011 included net charges of approximately $17 million related to inventory adjustments and bad debts in our Brazilian distribution business.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except volumes)	2012	2011	2012	2011
Volumes (in thousands of metric tons):
Agribusiness	34,723	29,290	65,373	53,501
Sugar and Bioenergy	1,804	2,262	3,135	3,700
Edible oil products	1,634	1,453	3,184	2,863
Milling products	1,087	1,138	2,133	2,381
Fertilizer	1,425	1,384	2,526	2,366
Total	40,673	35,527	76,351	64,811

Net sales:
Agribusiness	$10,580	$9,624	$19,897	$17,726
Sugar and Bioenergy	1,079	1,420	1,960	2,481
Edible oil products	2,331	2,200	4,552	4,216
Milling products	421	491	848	991
Fertilizer	679	753	1,279	1,268
Total	$15,090	$14,488	$28,536	$26,682

Cost of goods sold:
Agribusiness	$(10,102)	$(9,223)	$(19,067)	$(16,925)
Sugar and Bioenergy	(1,064)	(1,373)	(1,937)	(2,402)
Edible oil products	(2,240)	(2,086)	(4,348)	(3,988)
Milling products	(378)	(437)	(749)	(880)
Fertilizer	(646)	(722)	(1,254)	(1,201)
Total	$(14,430)	$(13,841)	$(27,355)	$(25,396)

Gross profit:
Agribusiness	$478	$401	$830	$801
Sugar and Bioenergy	15	47	23	79
Edible oil products	91	114	204	228
Milling products	43	54	99	111
Fertilizer	33	31	25	67
Total	$660	$647	$1,181	$1,286

Selling, general and administrative expenses:
Agribusiness	$(205)	$(191)	$(420)	$(366)
Sugar and Bioenergy	(37)	(44)	(81)	(82)
Edible oil products	(89)	(83)	(181)	(157)
Milling products	(34)	(29)	(65)	(57)
Fertilizer	(31)	(36)	(68)	(65)
Total	$(396)	$(383)	$(815)	$(727)

Foreign exchange gains (losses):
Agribusiness	$20	$69	$74	$103
Sugar and Bioenergy	(5)	12	—	23
Edible oil products	(2)	—	(3)	(1)
Milling products	—	—	—	—
Fertilizer	5	(4)	13	(6)
Total	$18	$77	$84	$119

Noncontrolling interest:
Agribusiness	$5	$(5)	$3	$(10)
Sugar and Bioenergy	3	—	4	(2)
Edible oil products	1	—	1	(4)
Milling products	—	—	—	—
Fertilizer	(1)	(1)	(1)	(2)
Total	$8	$(6)	$7	$(18)

Other income (expense):
Agribusiness	$4	$(3)	$11	$(8)
Sugar and Bioenergy	(4)	3	(7)	2
Edible oil products	—	(1)	2	(2)
Milling products	(1)	(3)	1	1
Fertilizer	(7)	5	(44)	—
Total	$(8)	$1	$(37)	$(7)

Gain on sale of agribusiness investments in affiliates	$85	$37	$85	$37

Gain on acquisition of milling business controlling interest	$36	$—	$36	$—

Segment earnings before interest and tax:
Agribusiness	$386	$308	$583	$557
Sugar and Bioenergy	(28)	18	(61)	20
Edible oil products	2	30	23	64
Milling products	44	22	71	55
Fertilizer	(1)	(5)	(75)	(6)
Total (1)	$403	$373	$541	$690

Depreciation, depletion and amortization:
Agribusiness	$(56)	$(47)	$(105)	$(91)
Sugar and Bioenergy	(45)	(54)	(72)	(74)
Edible oil products	(23)	(21)	(47)	(41)
Milling products	(6)	(7)	(13)	(14)
Fertilizer	(14)	(14)	(27)	(27)
Total	$(144)	$(143)	$(264)	$(247)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2012	2011	2012	2011
Total segment EBIT	$403	$373	$541	$690
Interest income	21	23	47	44
Interest expense	(82)	(70)	(144)	(142)
Income tax (expense) benefit	(68)	(20)	(82)	(63)
Noncontrolling share of interest and tax	—	10	4	19
Net income attributable to Bunge	$274	$316	$366	$548

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Agribusiness Segment.  Agribusiness segment net sales in the second quarter of 2012 increased 10% over the same period of 2011 driven by a 19% increase in volumes, primarily in grain merchandising and oilseed processing in Europe, North America and Asia. 2011 volumes in Europe were adversely affected by the 2010 drought in Eastern Europe that reduced grain availability in the region during the second quarter of 2011.  The impact of these volume increases in 2012 was partially offset by the impact of lower average prices for corn and wheat during the second quarter of 2012 compared with the same period of 2011.

Cost of goods sold for the second quarter of 2012 increased 10%, similarly to net sales, primarily as a result of the above-mentioned increase in volumes, partially offset by the lower average corn and wheat market prices.

Gross profit in the second quarter of 2012 increased to $478 million compared to $401 million in the same period of 2011.  Higher volumes in merchandising as well as improved oilseed processing margins in 2012 were the principal driver of the increase.

SG&A expenses in the second quarter of 2012 increased 7% largely due to the additional U.S. and Asia facilities noted above as well as higher employee related costs in South America and increased bad debt expenses in Europe, when compared to the same period of 2011.  These increases were partially offset by the favorable impact of weaker global currencies on functional currency costs when translated to U.S. dollars.

Foreign exchange gains in the second quarter of 2012 and 2011 were $20 million and $69 million, respectively, related primarily to the volatility of global currencies relative to the U.S. dollar during the second quarters of both years.

Gain on sale of investments in affiliates of $85 million in the second quarter of 2012 related to the gain on the sale of our noncontrolling interest in Solae, a North American soy ingredients joint venture.  Gain on sale of investments in affiliates of $37 million in the second quarter of 2011 related to the gain on the sale of our noncontrolling interest in a European oilseed processing facility joint venture.

Noncontrolling interest included $5 million of losses attributable to noncontrolling interests in the second quarter of 2012 compared to $5 million of profits attributable to noncontrolling interests in the second quarter of 2011 and represents the noncontrolling interest share of period (income) loss of consolidated entities, primarily in our North American operations.

Segment EBIT in the second quarter of 2012 increased by $78 million to $386 million from $308 million in the second quarter of 2011 primarily due to the $85 million gain on sale of our interest in a North American soy ingredients joint venture.  Increased gross profit in the second quarter of 2012 compared to the same period of 2011 was more than offset by increased SG&A costs and lower foreign exchange gains in 2012.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales for the second quarter of 2012 decreased 24% when compared to the second quarter of 2011 primarily due to lower average ethanol prices compared to last year and a 20% decrease in volumes as a result of lower sugar merchandising volumes.

Cost of goods sold decreased 23% in the second quarter of 2012 compared to the same period of 2011 driven by lower volumes in our merchandising business, partially offset by higher industrial volumes and increased unitary costs of sugar and ethanol produced in our mills as a result of low sucrose content in the sugarcane due to the heavy rains which delayed the harvest.

Gross profit decreased to $15 million in the second quarter of 2012 from $47 million in the comparable period of 2011 primarily as a result of the weather related higher unitary industrial costs and lower ethanol prices.

SG&A expenses decreased to $37 million in the second quarter of 2012 from $44 million in the comparable period of 2011 primarily due to the favorable impact of a weaker Brazilian real on functional currency expenses when translated to U.S. dollars.

Foreign exchange losses in the second quarter of 2012 were $5 million compared to gains of $12 million in the second quarter of 2011 and resulted primarily from the depreciation of the Brazilian real in 2012 compared to appreciation in the second quarter of 2011.

Other income (expenses)-net was a loss of $4 million in the second quarter of 2012 compared to a gain of $3 million in the same quarter of 2011 primarily due to lower equity in earnings of affiliates in our North American bioenergy investments.

Noncontrolling interest was $3 million in the second quarter of 2012 and nil in the same quarter of 2011 and represents the noncontrolling interest share of period losses from our non-wholly owned Brazilian sugar cane mills.

Segment EBIT decreased by $46 million to a loss of $28 million in the second quarter of 2012 from income of $18 million in the second quarter of 2011 due to the impact of heavy rains on our gross profit with the delayed harvest and reduced sucrose content in the sugarcane processed.  Lower ethanol prices also reduced gross profit.  EBIT was also reduced by foreign exchange losses with the depreciation of the real and lower results from our North American bioenergy investments.

Edible Oil Products Segment.  Edible oil products segment net sales increased 6% in the second quarter of 2012 compared to the second quarter of 2011 driven by a volume increase of 12% primarily in North America and India, the addition of volumes from our expanded operations in China and improved volumes in Europe. These increases were partially offset by the impact on prices of the depreciation of currencies relative to the U.S. dollar in Brazil, India and Europe.

Cost of goods sold in the second quarter of 2012 increased 7% when compared to the same period of 2011 primarily due to the increase in volumes, a $5 million impairment charge related to the closure of a European facility and inventory adjustments in the U.S.  These increases were partially offset by the impact of currency depreciations on cost of goods sold.

Gross profit decreased 20% when compared to the second quarter of 2011 primarily due to lower margins resulting primarily from volatile raw material prices during the quarter and changes in overall product mix as well as the $5 million impairment charge in Europe and inventory adjustments in the U.S.

SG&A expenses increased 7%, primarily as a result of higher advertising expenditures, costs associated with an SAP implementation in Brazil, and the impacts of the acquisitions and the expansions in Asia.  These increases were partially offset by the impact of currency devaluations noted above.

Foreign exchange results in the second quarters of 2012 and 2011 were a loss of $2 million and nil, respectively.

Noncontrolling interest was $1 million in the second quarter of 2012 and nil in the same period of 2011, and represents the noncontrolling interest share of period loss, primarily in our European operations.

Segment EBIT decreased 93% as a result of the lower gross profit and higher SG&A costs.

Milling Products Segment.  Milling products segment net sales decreased 14%, primarily as a result of lower wheat and corn prices, as well as lower volumes.   Volumes decreased 4% primarily due to lost sales opportunities in wheat milling in Brazil due to continued challenges following the completion of an SAP implementation.  Volumes were also slightly lower in U.S. corn milling during the period, but this reduction was largely offset by increased U.S. rice milling volumes with higher exports to Asia and the acquisition of a controlling interest in a North American wheat milling business.   Sales also declined as a result of the impact of the devaluation of the Brazilian real on sales in Brazil when translated into U.S. dollars.

Cost of goods sold decreased 14% primarily as a result of lower raw material prices as average wheat prices for the second quarter of 2012 declined by approximately 17% from the same period of 2011 and average corn prices declined by approximately 15%.  Volumes also declined when compared to the second quarter of 2011 and the currency devaluation in Brazil reduced costs when translated into U.S. dollars as noted above.

Gross profit decreased 20% compared with the second quarter of 2011 as weak volumes and margins in wheat milling in Brazil and lower volumes in corn milling more than offset improved corn milling margins that benefited from higher yields.  The recently acquired wheat milling business in North America contributed positively to EBIT.

SG&A expenses increased from $29 million to $34 million during the second quarter of 2012 when compared to the second quarter of 2011, primarily resulting from higher selling costs as well as increased expenses and costs associated with new distribution centers in Brazil partially offset by the impact of the devaluation of the Brazilian real as noted above.

Gain on acquisition of controlling interest of $36 million in the second quarter of 2012 relates to the adjustment to fair value of the previously held noncontrolling interest in a North American wheat milling operation upon assuming control of that operation in the second quarter of 2012.

Segment EBIT increased 100% to $44 million in the second quarter of 2012 from $22 million in the second quarter of 2011 primarily as a result of the $36 million gain related to the acquisition of a controlling interest in a North American wheat mill partially offset by lower gross profit and higher SG&A expenses.

Fertilizer Segment.  Fertilizer segment net sales decreased 10% in the second quarter of 2012 when compared to the second quarter of 2011 primarily due to lower selling prices which were partially offset by a 3% increase in volumes.  Fertilizer sales in Brazil were also impacted by the currency depreciation.

Cost of goods sold decreased 11% primarily as a result of lower raw material costs driven by lower international fertilizer prices in the second quarter of 2012 when compared to the second quarter of 2011. The second quarter of 2011 also included charges for certain inventory valuation adjustments.  Cost of goods sold also declined as a result of the currency depreciation in Brazil.

Gross profit increased to $33 million in the second quarter of 2012 from $31 million in the comparable period of 2011.  The increase in gross profit was primarily driven by the impact of higher volumes and improved margins.

SG&A decreased to $31 million in the second quarter of 2012 from $36 million in the comparable period of 2011 primarily as a result of lower bad debt expenses in the second quarter of 2012 when compared to the same period of 2011 and the devaluation of the Brazilian real.

Foreign exchange gains were $5 million in the second quarter of 2012 compared to a loss of $4 million in the second quarter of 2011 and related primarily to the translation of net monetary liabilities.

Other income (expenses)-net was a loss of $7 million in the second quarter of 2012 compared to a gain of $5 million in the second quarter of 2011 primarily due to lower results in our Moroccan phosphate joint venture as a result of lower margins driven by declines in international fertilizer prices during the first half of the second quarter of 2012.

Noncontrolling interest in the second quarter of 2012 was $1 million compared to $1 million in 2011 which represented the noncontrolling interest share of period income.

Segment EBIT for the second quarter of 2012 was a loss of $1 million compared to a loss of $5 million in the same period of 2011 due to higher gross profit and lower SG&A expenses, partially offset by lower results from our Moroccan joint venture.

Interest. A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2012	2011
Interest income	$21	$23
Interest expense	(82)	(70)

Higher income from interest bearing receivables was more than offset by lower average interest bearing cash balances.  Interest expense increased when compared to the same period last year, as higher working capital usage more than offset lower average borrowing costs.

Income Tax Expense.  In the quarter ended June 30, 2012, we recorded income tax expense of $68 million compared to income tax expense of $20 million in the quarter ended June 30, 2011.  The effective tax rate in the second quarter of 2012 increased to 20% compared to 7% in the second quarter of 2011 driven by increased earnings in high tax jurisdictions, primarily Brazil.  Included in the effective tax rate in the second quarter of 2012 was $31 million of income tax expense related to the gain on the sale of our noncontrolling interest in Solae.

Net Income Attributable to Bunge.  For the quarter ended June 30, 2012, net income attributable to Bunge decreased to $274 million from $316 million in the quarter ended June 30, 2011. This decrease was primarily the result of higher interest and income tax expense which more than offset higher segment EBIT which included a gain of $85 million on the sale of our noncontrolling interest in Solae and a gain of $36 million related to the acquisition of a controlling interest in a North American wheat milling business.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Agribusiness Segment.  Agribusiness segment net sales in the six months ended June 30, 2012 increased by 12% when compared to the same period of 2011 driven by a 22% increase in volumes, primarily in grain merchandising and oilseed processing in Europe and the impact of our acquired North American grain origination facilities supporting our newly constructed port terminal in the U.S. Pacific Northwest and our acquired Ukraine port facility.  Additional oilseed processing capacity in Asia also contributed to the increase. In Europe, 2011 volumes were affected by the 2010 drought in Eastern Europe that reduced grain availability there last year.  South American volumes were consistent with the very strong prior year period.  The 2012 volume increases were partially offset by lower average commodity prices during the first six months of 2012 compared with the same period of 2011.

Cost of goods sold in the six months ended June 30, 2012 increased 13% primarily as a result of the increase in volumes and other related costs with the expansions of our business mentioned above.

Gross profit increased in the six months ended June 30, 2012 by 4% compared to an especially strong first half of 2011 and were driven by strong grain merchandising margins in South America, which benefited from the smaller 2011 U.S. grain harvests.  These increases were partially offset by weaker oilseed processing margins in the U.S. and Europe.

SG&A expenses in the six months ended June 30, 2012 increased 15% largely due to the additional U.S. and Asia facilities noted above as well as higher employee related costs in South America and increased bad debt expenses in Brazil and Europe, when compared to the same period of 2011.

Foreign exchange gains in the six months ended June 30, 2012 and 2011 were $74 million and $103 million, respectively, and related primarily to the volatility of global currencies relative to the U.S. dollar during the six months ended June 30, 2012.

Gain on sale of investments in affiliates in the six months ended June 30, 2012 of $85 million was related to the sale of our investment in Solae, a North American soy ingredients joint venture.  Gain on sale of investments in affiliates of $37 million in the same quarter of 2011 was related to the sale of our interest in a European oilseed processing joint venture.

Noncontrolling interest in the six months ended June 30, 2012 was $3 million compared to $(10) million in the comparable period of 2011 and represents the noncontrolling interest share of period (income) loss.

Segment EBIT increased by $26 million to $583 million in the six months ended June 30, 2012 from $557 million in the comparable period of 2011 primarily due to the gain on the sale of our investment in Solae.  This increase was partially offset by lower foreign exchange gains and higher SG&A expenses, the combination of which more than offset the 4% increase in gross profit.

Sugar and Bioenergy Segment.  Sugar and Bioenergy segment net sales for the six months ended June 30, 2012 decreased 21% when compared to the same period of 2011 primarily due to a 15% decrease in sugar merchandising volumes and lower average ethanol prices compared to last year.

Cost of goods sold decreased 19% in the six months ended June 30, 2012 compared to the same period of 2011 driven by lower volumes in our merchandising business partially offset by higher industrial volumes and higher industrial costs in the second quarter of 2012 due to weather-related processing delays.  Cost of goods sold for the first six months of 2011 included counterparty valuation adjustments of $20 million.

Gross profit in the six months ended June 30, 2012 was $23 million, down from $79 million in the comparable period of 2011, primarily as a result of lower ethanol margins and increased average costs in our industrial business.  These decreases were partially offset by improved margins in our sugar merchandising business during the first six months of 2012 compared with weak performance in the first six months of 2011 resulting from weaker 2011 margins and counterparty valuation adjustments of $20 million.

SG&A expenses decreased slightly to $81 million in the six months ended June 30, 2012 from $82 million in the comparable period of 2011 as increased overhead costs in 2012 were largely offset by the favorable impact of the weaker Brazilian real on functional currency costs when translated to U.S. dollars.

Foreign exchange gains in the six months ended June 30, 2012 and 2011 were nil and $23 million, respectively, and resulted primarily from movements of the Brazilian real.

Other income (expenses)-net was a loss of $7 million in the six months ended June 30, 2012, compared to a gain of $2 million in the comparable period of 2011 primarily due to lower equity in earnings of affiliates in our North American bioenergy investments.

Noncontrolling interest was $4 million in the six months ended June 30, 2012 and $(2) million in the comparable period of 2011 and represents the noncontrolling interest share of period (income) loss from our non-wholly owned Brazilian sugar cane mills.

Segment EBIT decreased by $81 million to a loss of $61 million in the first six months of 2012 from income of $20 million in the first six months of 2011 due to lower gross profit driven by lower ethanol margins and higher average industrial costs due to weather related processing delays.

Edible Oil Products Segment.  Edible oil products segment net sales increased 8% in the six months ended June 30, 2012 compared to the same period of 2011, driven by a volume increase of 11%, primarily in Europe and acquisitions in the U.S., Brazil and India.

Cost of goods sold in the six months ended June 30, 2012 increased 9% when compared to the same period of 2011 primarily due to the increase in volumes as well as $5 million related to the impairment of a European edible oils facility and certain inventory adjustments in the U.S.

Gross profit decreased 11% in the six months ended June 30, 2012 when compared to the same period of 2011 primarily due to lower margins resulting from volatile raw material prices during the six months and changes in overall product mix as well as the impairment charge in Europe and inventory adjustments in the U.S.

SG&A expenses in the six months ended June 30, 2012 increased 15% when compared to the same period of 2011 primarily as a result of increased advertising expenditures, costs associated with an SAP implementation in Brazil as well as the impact of our acquisitions in India and North America.

Foreign exchange results in the six months ended June 30, 2012 and 2011 were losses of $3 million and $1 million, respectively.

Noncontrolling interest was $1 million in the six months ended June 30, 2012 and $(4) million in the same period of 2011, and represented the noncontrolling interest share of period (income) loss, primarily in our European operations.

Segment EBIT in the six months ended June 30, 2012 decreased to $23 million from $64 million in the comparable period of 2011 as a result of lower margins and higher SG&A costs.

Milling Products Segment.  Milling products segment net sales in the six months ended June 30, 2012 decreased 14% when compared to the same period of 2011, primarily due to lower volumes in wheat milling as a result of lost sales opportunities due to challenges with an SAP implementation in Brazil, and lower average wheat and corn prices.

Cost of goods sold in the six months ended June 30, 2012 decreased 15% primarily as a result of lower wheat milling volumes and lower average wheat and corn prices when compared to the same period of 2011.

Gross profit in the six months ended June 30, 2012 decreased 11% when compared to the same period of 2011 as lower margins in wheat milling more than offset improved margins in corn milling resulting from higher milling yields.

SG&A expenses in the six months ended June 30, 2012 increased to $65 million from $57 million for the comparable period of 2011, primarily resulting from increased expenses and costs associated with the implementation of SAP as well as costs associated with new distribution centers in Brazil.

Gain on acquisition of controlling interest in the six months ended June 30, 2012 was $36 million related to the fair value adjustment of a minority investment in a North American wheat milling operation upon acquisition of a controlling interest in that business in the second quarter of 2012.

Segment EBIT increased 29% to $71 million in the six months ended June 30, 2012 from $55 million in the first six months of 2011 primarily as a result of the $36 million gain on acquisition of controlling interest, which was partially offset by lower gross profit and higher SG&A costs, both primarily in wheat milling in Brazil.

Fertilizer Segment.  Fertilizer segment net sales in the six months ended June 30, 2012 increased 1% compared to the same period of 2011 primarily due to a 7% increase in volumes which was largely offset by a decrease in international fertilizer prices.

Cost of goods sold in the six months ended June 30, 2012 increased 4% when compared to the same period of 2011, primarily as a result of higher volumes and high raw material costs driven by inventories purchased prior to the decline in international fertilizer prices during the first quarter of 2012.

Gross profit decreased to $25 million in the six months ended June 30, 2012 from $67 million in the comparable period of 2011.  The decrease in gross profit was primarily driven by the impact of high cost inventories in a declining price environment.

SG&A increased to $68 million in the six months ended June 30, 2012 from $65 million in the comparable period of 2011 primarily as a result of bad debt expenses in the first six months of 2012 compared to the same period of 2011 which included small recoveries of defaulted receivables.

Foreign exchange gains were $13 million in the six months ended June 30, 2012 compared to a loss of $6 million in the same period of 2011.

Other income (expenses)-net was a loss of $44 million in the six months ended June 30, 2012 compared to nil in the same period of 2011 primarily due to lower results in our Moroccan phosphate joint venture as a result of lower international prices and scheduled maintenance downtime.  In addition, a $27 million provision for a legacy environmental claim from 1998 in Brazil was recorded in the first quarter of 2012.

Noncontrolling interest in the six months ended June 30, 2012 was $1 million compared to $2 million in 2011 which represented the noncontrolling interest share of period income.

Fertilizer segment EBIT was a loss of $75 million for the six months ended June 30, 2012 compared to a loss of $6 million in the same period of 2011 due to lower gross profit, higher SG&A expenses, lower results from our Moroccan joint venture and the $27 million provision for a legacy environmental claim.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2012	2011
Interest income	$47	$44
Interest expense	(144)	(142)

Interest income was $47 million and $44 million for the six months ended June 30, 2012 and 2011, respectively. Higher income from interest bearing receivables was offset by lower average interest bearing cash balances.  Interest expense increased slightly when compared to the same period last year, as higher working capital usage more than offset lower average borrowing costs.

Income Tax Expense.  In the six months ended June 30, 2012, we recorded income tax expense of $82 million compared to income tax expense of $63 million in the six months ended June 30, 2011.  The effective tax rate for the six months ended June 30, 2012 was 19%, compared to 10% for the six months ended June 30, 2011 driven by increased earnings in higher tax jurisdictions, primarily Brazil.  Included in the effective tax rate for the six months ended June 30, 2012 was $31 million related to the gain on sale of our noncontrolling interest in Solae.  Included in the effective tax rate for the six months ended June 30, 2011 were approximately $21 million of discrete tax charges in the first quarter of 2011 related to certain non-deductible expenses and the provision of a valuation allowance for a subsidiary that management intends to liquidate as part of an internal reorganization.

Net Income Attributable to Bunge.  For the six months ended June 30, 2012, net income attributable to Bunge decreased to $349 million from $548 million in the quarter ended June 30, 2011. This decrease was primarily the result of lower segment EBIT, driven by lower results in the sugar and bioenergy and fertilizer segments.  The six months ended June 30, 2012 also included a gain of $85 million on the sale of our noncontrolling interest in Solae and a gain of $36 million related to the acquisition of a controlling interest in a North American wheat mill.  Net income was also reduced by the higher effective tax rate compared to the same period of last year.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.69 and 1.89 at June 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $467 million at June 30, 2012 and $835 million at December 31, 2011.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $5,574 million and $3,724 million at June 30, 2012 and December 31, 2011, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $85 million and $139 million at June 30, 2012 and December 31, 2011, respectively.  Of these readily marketable sugar inventories, $57 million and $83 million were inventories carried at fair value at June 30, 2012 and December 31, 2011, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $217 million and $212 million at June 30, 2012 and December 31, 2011, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $50 million and $60 million in the six months ended June 30, 2012 and 2011, respectively.

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

Revolving credit facilities.  At June 30, 2012, we had approximately $3,276 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,130 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		June 30,	June 30,	December 31,
Credit Facilities	Maturities	2012	2012	2011
		(US$ in millions)
Commercial paper	2016	$526	$471	$73
Long-term revolving credit facilities (1)	2014-2016	2,750	675	250
Total		$3,276	$1,146	$323

(1)             Borrowings under the revolving credit facilities that have maturities greater than one year from the date of the condensed consolidated balance sheets are classified as long-term debt, consistent with the long-term maturity of the underlying facilities.  However, individual borrowings under the revolving credit facilities are generally short-term in nature, bear interest at variable rates and can be repaid or renewed as each such individual borrowing matures.

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At June 30, 2012, $471 million was outstanding under the commercial paper program and no amounts were outstanding under the liquidity facility.  The minimum short-term debt rating requirement only applies to banks participating in the liquidity facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

On June 22, 2012, Moody’s Investor Services downgraded the credit ratings of certain financial institutions, including two banks with an aggregate commitment of $74 million under our $600 million liquidity facility.  As these banks no longer met the minimum ratings required to participate in the liquidity facility following the downgrades, these banks’ commitments under the liquidity facility were terminated and the amount available under the facility was reduced by $74 million to $526 million.  Consequent to the reduction of the liquidity facility, the size of our commercial paper program was also simultaneously reduced to $526 million.

We had $250 million of borrowings outstanding at June 30, 2012 under our $1,000 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

In addition, we had $425 million of borrowings outstanding at June 30, 2012 under our $1,750 million revolving credit facility that matures on April 19, 2014.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75% per annum, based on the credit ratings of our unsecured senior long-term debt.  Amounts under the credit facility that remain undrawn are subject to a commitment fees payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At June 30, 2012 and December 31, 2011, $1,325 million and $400 million, respectively were outstanding under these bilateral short-term credit lines.

Short and long-term debt.  Our short and long-term debt increased by $2,813 million at June 30, 2012 from December 31, 2011, primarily due to higher working capital financing requirements.  For the six months ended June 30, 2012, our average short and long-term debt outstanding was $5,237 million compared to $5,079 million for the six months ended June 30, 2011.  Long-term debt balance was $4,562 million at June 30, 2012 compared to $3,362 million at December 31, 2011.  The following table summarizes our short-term debt activity at June 30, 2012:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End (1)	End (1)	Quarter (2)	Quarter (2)	Quarter
Bank borrowings	$1,861	3.91%	$1,861	$1,304	3.48%
Commercial paper	471	0.52%	471	212	0.45%
Total	$2,332	3.23%	$2,332	$1,516	3.06%

(1)             Includes $317 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted average interest rate of 13.59% as of June 30, 2012.

(2)             Based on monthly balances.

In June 2012, we completed the sale of $600 million aggregate principal amount of unsecured senior notes bearing interest at 3.20% and maturing on June 15, 2017.  The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  The net proceeds of $595 million were used for general corporate purposes, including the repayment of outstanding indebtedness, which includes indebtedness under our revolving credit facilities.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2012	2011
Short-term debt:
Short-term debt (1)	$2,332	$719
Current portion of long-term debt	315	14
Total short-term debt	2,647	733
Long-term debt (2)
Revolving credit facility expiry 2014	425	—
Revolving credit facility expiry 2016	250	250
3.32% Term loan due 2013	300	300
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	—
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016 (3)(4)	47	64
Other	408	216
Subtotal	4,562	3,362
Less: Current portion of long-term debt	(315)	(14)
Total long-term debt excluding investment fund debt	4,247	3,348
Consolidated non-recourse investment fund debt due 2014 (5)	92	—
Total debt	$6,986	$4,081

(1)               Includes $317 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted average interest rate of 13.59% as of June 30, 2012 and $97 million at a weighted average interest rate of 22.72% as of December 31, 2011.

(2)               Includes secured debt of $129 million and $66 million at June 30, 2012 and December 31, 2011, respectively.

(3)               Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)               TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP as of June 30, 2012 and December 31, 2011 was 6.00% per annum for both periods.

(5)              Long-term debt of consolidated investment funds as of June 30, 2012 with no recourse to Bunge.

Credit Ratings.    Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2012 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Positive
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Negative

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of June 30, 2012.

Equity

Total equity was $11,872 million at June 30, 2012, as set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2012	2011
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,868	4,829
Retained earnings	7,190	6,917
Accumulated other comprehensive income	(1,365)	(610)
Treasury shares, at cost - 1,933,286	(120)	(120)
Total Bunge shareholders’ equity	11,264	11,707
Noncontrolling interest	608	368
Total equity	$11,872	$12,075

Total Bunge shareholders’ equity decreased to $11,264 million at June 30, 2012 from $11,707 million at December 31, 2011.  The decrease in shareholders’ equity was due primarily to foreign currency translation adjustments of $772 million, related primarily to the Brazilian real and declared dividends to common and preferred shareholders of $76 million and $17 million, respectively.  These decreases were partially offset by net income attributable to Bunge for the six months ended June 30, 2012 of $366 million.

Noncontrolling interest increased to $608 million at June 30, 2012 from $368 million at December 31, 2011 due primarily to the consolidation of a certain variable interest entity in conjunction with the acquisition of an asset management business in the first quarter of 2012.

As of June 30, 2012, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0991 Bunge Limited common shares, based on the conversion price of $90.9802 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible perpetual preference shares are not redeemable by us at any time.

Cash Flows

Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of our inventories.  Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.  With an already tight global supply/demand balance in the first six months of 2012 made even tighter by a severe U.S. drought, market prices of key agricultural commodities, particularly corn and soybeans, rose further in July from levels  already at or near historical highs in June.  This price environment continues to increase our working capital funding requirements and consequently our debt levels have risen as well.

For the six months ended June 30, 2012, our cash and cash equivalents decreased by $368 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to a decrease of $108 million in cash and cash equivalents for the six months ended June 30, 2011.

Cash used for operating activities was $2,699 million for the six months ended June 30, 2012 compared to cash generated of $264 million for the six months ended June 30, 2011.  The cash flow used from operating activities for the six months ended June 30, 2012 was principally due to higher working capital requirements, partially offset by net income.  The positive cash flow from operating activities for the six months ended June 30, 2011 was primarily due to net income.

Certain of our operating subsidiaries are funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the six months ended June 30, 2012 and June 30, 2011, we had gains of $49 million and $78 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $283 million in the six months ended June 30, 2012, compared to cash used of $440 million in the six months ended June 30, 2011.  During the first six months of 2012, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million.  In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling business for $102 million net of cash acquired, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million. We also entered into joint ventures and acquired other investments totalling $89 million. Cash used during the six months ended June 30, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.  Payments made for capital expenditures of $473 million in the six months ended June 30, 2012 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the U.S. and construction of a refining facility in India.  During the six months ended June 30, 2011, we paid $100 million to acquire a port facility in Ukraine, $8 million related to the formation of a joint venture to purchase a fertilizer storage terminal in the U.S. and entered into a joint venture to construct a grain elevator in the U.S. for $3 million.  In addition, we received $16 million from the sale of a cost method investment in Russia and $54 million for the sale of our investment in a European oilseed processing facility joint venture.

Our financing activities generated cash of $2,664 million in the six months ended June 30, 2012, compared to cash generated of $58 million in the six months ended June 30, 2011.  In the six months ended June 30, 2012, we had a net increase of $2,743 million in borrowings due to higher working capital requirements, largely related to higher commodity prices.  In the six months ended June 30, 2011, we had a net increase of $99 million in borrowings due to higher working capital.  Dividends paid to our common and preferred shareholders in the six months ended June 30, 2012 and June 30, 2011 were $89 million and $85 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program entered into in June 2011, provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

Brazilian Farmer Credit

Background — We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2011 to June 30, 2012, the Brazilian real depreciated by 8%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  These guarantees are discussed under the heading “Guarantees”.

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	June 30,	December 31,
(US$ in millions, except percentages)	2012	2011
Trade accounts receivable (current)	$154	$178
Allowance for doubtful accounts (current)	1	1
Trade accounts receivable (non-current) (1) (2)	201	230
Allowance for doubtful accounts (non-current) (1)	128	129
Total trade accounts receivable (current and non-current)	355	408
Total allowance for doubtful accounts (current and non-current)	129	130
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	36%	32%

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

Interest earned on secured advances to suppliers of $5 million and $13 million and $5 million and $12 million for the three and six months ended June 30, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 5 and Note 8 of the notes to the condensed consolidated financial statements for more information.

	June 30,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity contracts	$726	$180
Secured advances to suppliers (current)	329	349
Total (current)	1,055	529
Soybeans not yet priced (1)	(13)	(346)
Net	1,042	183
Secured advances to suppliers (non-current)	222	253
Total (current and non-current)	$1,264	$436
Allowance for uncollectible advances (current and non-current)	$(75)	$(73)

(1)    Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at June 30, 2012.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at June 30, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$38
Unconsolidated affiliates financing (2)	25
Residual value guarantee (3)	69
Total	$132

(1)    We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At June 30, 2012, we had approximately $25 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at June 30, 2012.

(2)    We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2014 and 2017.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2012, Bunge had no outstanding obligation related to these guarantees.

(3)    Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire in 2018. At June 30, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At June 30, 2012, debt with a carrying amount of $5,432 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.25 per share on June 4, 2012 to common shareholders of record on May 21, 2012.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2012 to shareholders of record on May 15, 2012.  On May 24, 2012, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.27 per common share.  The dividend will be payable on September 4, 2012 to common shareholders of record on August 21, 2012.  We also announced on May 24, 2012 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2012 to shareholders of record on August 15, 2012.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2012.

Adoption of New Accounting Pronouncements— In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard on January 1, 2012 did not have a material impact on Bunge’s condensed consolidated financial statements.

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

	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$1,720	$172	$1,993	$(199)
Highest short position	(149)	(15)	(551)	(55)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2012 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $266 million for the six months ended June 30, 2012 and $548 million for the year ended December 31, 2011 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2012, was $7,240 million with a carrying value of $6,894 million.  There was no significant change in our interest rate risk at June 30, 2012.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting — In connection with the restructuring and consolidation of Bunge’s operations in Brazil and related commercial, organizational and personnel changes, management has been and continues to review and, in some cases, implement new or enhanced systems and procedures that have led, or are expected to lead, to changes in internal control over financial reporting in Bunge’s Brazilian operations.

Except as described above, there has been no change in our internal control over financial reporting during the first fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country.  In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately $100 million.  Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters.  Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment.  In the first quarter of 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million.  We believe that these allegations and claims are without merit and intend to vigorously defend ourself against them. However, management is, at this time, unable to predict their outcome.

From time-to-time, we are involved in litigation that we consider to be ordinary and incidental to our business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings, net of established reserves, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

BUNGE LIMITED

Date: August 1, 2012	By:	/s/ ANDREW J. BURKE
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ KAREN D. ROEBUCK
Karen D. Roebuck
Controller and Principal
Accounting Officer

S-1

EXHIBIT INDEX

10.1

First Amendment to Receivables Transfer Agreement, dated May 24, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.2

First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent

10.3

First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer

10.4

First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee

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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*

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