Form 10-Q
period 2012-09-30
Bunge LTD
filed 2012-11-06
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 146,171,736

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$17,293	$15,616	$45,829	$42,298
Cost of goods sold	(16,434)	(14,910)	(43,789)	(40,306)

Gross profit	859	706	2,040	1,992
Selling, general and administrative expenses	(416)	(394)	(1,231)	(1,121)
Interest income	13	28	60	72
Interest expense	(86)	(80)	(230)	(222)
Foreign exchange gain (loss)	20	(127)	104	(8)
Other income (expense) — net	(9)	(1)	(46)	(8)
Gain on sales of investments in affiliates	—	—	85	37
Gain on acquisition of controlling interest	—	—	36	—

Income before income tax	381	132	818	742
Income tax (expense) benefit	(80)	1	(162)	(62)

Net income	301	133	656	680
Net loss (income) attributable to noncontrolling interest	(4)	7	7	8

Net income attributable to Bunge	297	140	663	688
Convertible preference share dividends	(8)	(8)	(25)	(25)

Net income available to Bunge common shareholders	$289	$132	$638	$663

Earnings per common share — basic (Note 20)
Earnings to Bunge common shareholders	$1.97	$0.90	$4.37	$4.51

Earnings per common share — diluted (Note 20)
Earnings to Bunge common shareholders	$1.92	$0.89	$4.29	$4.42

Dividends per common share	$0.27	$0.25	$0.79	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$301	$133	$656	$680
Other comprehensive income (loss):
Foreign exchange translation adjustment	67	(1,666)	(731)	(1,008)
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit of $(10) and $(2) in 2012, $8 and $1 in 2011	19	(18)	3	(5)
Unrealized gains (losses) on investments, net of tax (expense) benefit of $1 and $(5) in 2012, $3 and $0 in 2011	(2)	(3)	9	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $(11) and $(11) in 2012, $0 and $7 in 2011	1	(2)	22	(15)
Pension adjustment, net of tax (expense) benefit of nil in all periods	—	—	1	(2)
Total other comprehensive income (loss)	85	(1,689)	(696)	(1,030)
Total comprehensive income (loss)	386	(1,556)	(40)	(350)
Less: comprehensive (income) loss attributable to noncontrolling interest	(32)	53	5	36
Total comprehensive income (loss) attributable to Bunge	$354	$(1,503)	$(35)	$(314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$690	$835
Trade accounts receivable (less allowances of $118 and $113) (Note 14)	3,772	2,459
Inventories (Note 4)	8,115	5,733
Deferred income taxes	275	305
Other current assets (Note 5)	5,194	3,796
Total current assets	18,046	13,128

Property, plant and equipment, net	5,841	5,517
Goodwill (Note 6)	878	893
Other intangible assets, net	303	220
Investments in affiliates (Note 8)	282	600
Deferred income taxes	1,326	1,211
Other non-current assets (Note 9)	1,959	1,706
Total assets	$28,635	$23,275

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,476	$719
Current portion of long-term debt (Note 13)	314	14
Trade accounts payable	3,701	3,173
Deferred income taxes	303	152
Other current liabilities (Note 11)	3,793	2,889
Total current liabilities	11,587	6,947

Long-term debt (Note 13)	4,142	3,348
Deferred income taxes	105	134
Other non-current liabilities	745	771

Commitments and contingencies (Note 17)

Redeemable noncontrolling interest (Note 18)	47	—

Equity (Note 19):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2012 and 2011 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2012 — 146,108,602 shares, 2011 — 145,610,029 shares	1	1
Additional paid-in capital	4,896	4,829
Retained earnings	7,440	6,917
Accumulated other comprehensive income (loss) (Note 19)	(1,306)	(610)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	11,601	11,707
Noncontrolling interest	408	368
Total equity	12,009	12,075
Total liabilities and equity	$28,635	$23,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$656	$680
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	44	—
Gain on sales of investments in affiliates	(85)	(37)
Gain on acquisition of controlling interest	(36)	—
Foreign exchange loss (gain) on debt	(75)	103
Bad debt expense	40	15
Depreciation, depletion and amortization	414	398
Stock-based compensation expense	44	40
Deferred income taxes	(54)	73
Other, net	2	(20)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(1,233)	287
Inventories	(2,665)	63
Prepayments and advances to suppliers	(395)	(313)
Trade accounts payable and accrued liabilities	947	(355)
Net unrealized gain/loss on derivative contracts	(79)	401
Margin deposits	(53)	560
Other, net	(344)	(532)
Cash provided by (used for) operating activities	(2,872)	1,363
INVESTING ACTIVITIES
Payments made for capital expenditures	(667)	(705)
Acquisitions of businesses (net of cash acquired)	(287)	(104)
Proceeds from sales of investments in affiliates	483	70
Payments for investments in affiliates	(111)	(28)
Other, net	56	51
Cash provided by (used for) investing activities	(526)	(716)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,751	207
Proceeds from short-term debt with maturities greater than 90 days	1,421	671
Repayments of short-term debt with maturities greater than 90 days	(491)	(1,195)
Proceeds from long-term debt	4,505	2,209
Repayments of long-term debt	(3,761)	(1,795)
Proceeds from sale of common shares	13	19
Repurchases of common shares	—	(120)
Dividends paid	(138)	(129)
Other, net	(2)	27
Cash provided by (used for) financing activities	3,298	(106)
Effect of exchange rate changes on cash and cash equivalents	(45)	(64)
Net (decrease) increase in cash and cash equivalents	(145)	477
Cash and cash equivalents, beginning of period	835	578
Cash and cash equivalents, end of period	$690	$1,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(U.S. dollars in millions, except share data)

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other		Non
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2011	$—	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income	—	—	—	—	—	—	688	—	—	(8)	680
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,002)	—	(28)	(1,030)
Dividends on common shares	—	—	—	—	—	—	(107)	—	—	—	(107)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(16)	(16)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7)	(7)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	64	64
Acquisition of noncontrolling interest	—	—	—	—	—	(31)	—	—	—	12	(19)
Stock-based compensation expense	—	—	—	—	—	40	—	—	—	—	40
Repurchase of common shares	—	—	—	(1,933,286)	—	—	—	—	(120)	—	(120)
Issuance of common shares	—	—	—	813,784	—	15	—	—	—	—	15
Balance, September 30, 2011	$—	6,900,000	$690	145,515,581	$1	$4,817	$6,709	$(419)	$(120)	$351	$12,029

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other		Non
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interest	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interest	Equity
Balance, January 1, 2012	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income	(2)	—	—	—	—	—	663	—	—	(5)	658
Other comprehensive income (loss)	—	—	—	—	—	—	—	(696)	—	—	(696)
Dividends on common shares	—	—	—	—	—	—	(115)	—	—	—	(115)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interest on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Capital contributions from noncontrolling interest	1	—	—	—	—	—	—	—	—	11	11
Acquisition of noncontrolling interest (Note 3)	48	—	—	—	—	—	—	—	—	40	40
Stock-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Issuance of common shares	—	—	—	498,573	—	23	—	—	—	—	23
Balance, September 30, 2012	$47	6,900,000	$690	146,108,602	$1	$4,896	$7,440	$(1,306)	$(120)	$408	$12,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act) and include the assets, liabilities, revenues and expenses of all entities in which Bunge has a controlling financial interest or is otherwise deemed to be the primary beneficiary. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2011 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, forming part of Bunge’s 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

As described in Note 3, Bunge acquired an asset management business in Europe on March 19, 2012.  Based on the accounting requirements of Accounting Standards Codification (ASC) Topic 810-10, Consolidation, Bunge concluded that restrictions on certain subsidiaries of this asset management business that serve as general partners in certain investment funds managed by that business to sell, transfer or encumber their partnership interests without advance approval of specified majorities of limited partner investors, and similar restrictions on such limited partner investors to sell, transfer or encumber their interests in the funds without prior approval of the general partner, result in a potential de facto principal/agency relationship as defined under accounting requirements and, therefore, Bunge is required to consolidate these investment funds, although it does not have significant equity at risk in these investment funds.  The consolidation of these investment funds into Bunge’s financial statements impacts primarily investments, long-term debt and noncontrolling interest in Bunge’s condensed consolidated balance sheet as of September 30, 2012 in the amounts of $355 million, $333 million and $40 million, respectively.  Bunge does not provide performance guarantees and has no financial obligation to provide funding to these investment funds.

Certain prior year amounts have been reclassified to conform to the current year presentation (see Notes 6 and 21).

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

3.                                      BUSINESS ACQUISITIONS

In July 2012, Bunge acquired a 55% interest in an newly formed oilseed processing venture in Eastern Europe, which it consolidates, in its agribusiness segment for $54 million comprised of $11 million in cash, $40 million in redeemable noncontrolling interest and $3 million in contingent consideration.  In conjunction with the formation of the venture, Bunge entered into an agreement to acquire the remaining 45% interest at either Bunge’s or the noncontrolling interest’s option in the future for which the exercise date and price are reasonably determinable.  As a result, Bunge has classified the noncontrolling interest as redeemable noncontrolling interest on its condensed consolidated balance sheet as of September 30, 2012.  The preliminary purchase price allocation includes $3 million of inventory, $24 million of other current assets, $133 million of property, plant and equipment, $17 million of other current liabilities and $89 million of long-term debt.  Bunge has not recognized any goodwill as a result of this transaction (see Note 18).

In June 2012, Bunge acquired sugarcane milling assets in Brazil in its sugar and bioenergy segment for $61 million in cash.  The preliminary purchase price allocation includes $10 million of biological assets, $43 million of property, plant and equipment, $1 million of finite-lived intangible assets and $7 million of goodwill.

In May 2012, Bunge acquired an additional 63.5% interest in a wheat mill and bakery dry mix operation in North America in its milling products segment for $102 million in cash (net of cash acquired) and $8 million in redeemable noncontrolling interest. Prior to this transaction, Bunge had an existing 31.5% interest in the entity which was accounted for as an equity method investment.  Upon completion of the transaction, Bunge has a 95% interest in the entity, which it consolidates.  Upon assuming control of the entity, Bunge recorded a non-cash, non-taxable gain of $36 million to adjust its previously existing noncontrolling interest to its fair value of $52 million.  The preliminary purchase price allocation includes $21 million of inventories, $35 million of other current assets, $71 million of property, plant and equipment, $32 million of finite-lived intangible assets, $18 million of other liabilities, $24 million of deferred tax liabilities and $45 million of goodwill (see Notes 8 and 18).

In March 2012, Bunge acquired an asset management business in Europe in its agribusiness segment for $9 million, net of cash acquired.  Bunge has been and is continuing to review the asset valuation models and their associated impact on the transaction accounting and financial statement classification; as a result, Bunge has reclassified approximately $222 million of noncontrolling interest to long-term debt on its condensed consolidated balance sheet as of September 30, 2012.  The preliminary purchase price allocation includes $27 million of other assets, $344 million of long-term investments, $21 million of other finite-lived intangible assets, $27 million of other liabilities, $316 million of long-term debt and $40 million of noncontrolling interest. Of these amounts, $14 million of other net assets, $344 million of long-term investments, $316 million of long-term debt and $40 million of noncontrolling interest are attributed to certain managed investment funds, which Bunge consolidates as it is deemed to be the primary beneficiary (see Notes 1, 9 and 13).

In February 2012, Bunge acquired an edible oils and fats business in India in its edible oil products segment for $94 million, net of cash acquired. The purchase price consisted of $77 million in cash and $17 million of acquired debt.  The preliminary purchase price allocation includes $15 million of inventories, $4 million of current assets, $27 million of property, plant and equipment, $53 million of finite-lived intangible assets (primarily trademark and brands) and $5 million of other liabilities.

Also in 2012, Bunge acquired finite-lived intangible assets and property, plant and equipment in three transactions in North America and Africa in its agribusiness segment for $24 million in cash.

4.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	September 30,	December 31,
(US$ in millions)	2012	2011
Agribusiness (1)	$6,090	$4,080
Sugar and bioenergy (2)	508	465
Edible oil products (3)	625	489
Milling products (4)	210	130
Fertilizer (4)	682	569
Total	$8,115	$5,733

(1)

Includes readily marketable agricultural commodity inventories at fair value of $5,792 million and $3,724 million at September 30, 2012 and December 31, 2011, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

(2)

Includes readily marketable sugar inventories of $164 million and $139 million at September 30, 2012 and December 31, 2011, respectively. Of these sugar inventories, $90 million and $83 million are carried at fair value at September 30, 2012 and December 31, 2011, respectively, in Bunge’s trading and merchandising business. Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)

Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $193 million and $212 million at September 30, 2012 and December 31, 2011, respectively.

(4)	Milling products and fertilizer inventories are carried at lower of cost or market.

5.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity purchase contracts (1)	$508	$206
Secured advances to suppliers, net (2)	366	349
Unrealized gains on derivative contracts at fair value	2,084	1,283
Recoverable taxes, net	530	528
Margin deposits (3)	408	352
Marketable securities	98	50
Deferred purchase price receivable (4)	125	192
Prepaid expenses	443	369
Restricted cash (5)	12	43
Other	620	424
Total	$5,194	$3,796

(1)

Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities. These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)

Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold. The secured advances to farmers are reported net of allowances of $3 million at both September 30, 2012 and December 31, 2011.

Interest earned on secured advances to suppliers of $5 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $18 million and $17 million for the nine months ended September 30, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Margin deposits include U.S. treasury securities at fair value and cash.

(4)

Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 14) and is recognized at its estimated fair value.

(5)	Restricted cash at December 31, 2011, includes an escrowed cash deposit related to an equity investment, which was completed in the first quarter of 2012.

6.                                      GOODWILL

The table below summarizes the carrying amount of goodwill by segment.

		Sugar and	Edible Oil	Milling
(US$ in millions)	Agribusiness	Bioenergy	Products	Products	Fertilizer	Total
Balance, December 31, 2010	$215	$631	$80	$7	$1	$934
Acquired goodwill	34	—	41	—	—	75
Reallocation of acquired goodwill	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization (3)	(7)	—	—	—	—	(7)
Foreign exchange translation	(21)	(71)	(11)	(1)	—	(104)
Balance, December 31, 2011	$216	$560	$110	$6	$1	$893
Acquired goodwill (1)	—	7	—	45	—	52
Reallocation of acquired goodwill (2)	(1)	—	(13)	—	1	(13)
Tax benefit on goodwill amortization (3)	(4)	—	—	—	—	(4)
Foreign exchange translation	(12)	(43)	3	2	—	(50)
Balance, September 30, 2012	$199	$524	$100	$53	$2	$878

(1)	See Note 3.

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

7.                                      IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment — In the third quarter of 2012, Bunge recorded pretax non-cash impairment charges of $29 million and $10 million in selling, general and administrative expenses and other income (expense)-net, respectively, in its condensed consolidated statements of income, which was allocated to its sugar and bioenergy segment, relating to the write down of an equity investment in and an affiliate loan to a North American corn ethanol joint venture.  Declining results of operations at this joint venture’s only facility led to the announced suspension of operations in the venture.

Restructuring — In the three and nine months ended September 30, 2012, Bunge recorded no significant restructuring charges.

The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition. For additional information on Level 1, 2 and 3 inputs (see Note 12).

					Impairment Losses
	Three Months Ended	Fair Value Measurements Using			Three Months Ended
(US$ in millions)	September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012

Affiliate loans	$9	$—	$—	$9	$(29)

Investment in affiliates	$—	$—	$—	$—	$(10)

					Impairment Losses
	Nine Months Ended	Fair Value Measurements Using			Nine Months Ended
(US$ in millions)	September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012

Affiliate loans	$9	$—	$—	$9	$(29)

Investment in affiliates	$—	$—	$—	$—	$(10)

8.                                      INVESTMENTS IN AFFILIATES

In September 2012, Bunge recorded a $10 million impairment charge related to its equity investment in a North American corn ethanol joint venture reducing the investment value to zero (see Note 7).  During the nine months ended September 30, 2012 total contributions made by Bunge to this joint venture were $18 million primarily funding its share of the joint venture’s operating losses.

In April 2012, Bunge entered into a joint venture agreement for the construction and operation of a renewable oils production facility in its sugar and bioenergy segment in Brazil.  Bunge has a 49.9% interest in this entity and contributed $10 million in July 2012.

In June 2012, Bunge entered into a joint venture agreement for the construction and operation of a corn wet mill in Argentina.  Bunge has a 50% interest in this joint venture and has contributed $21 million during the nine months ended September 30, 2012.  Bunge accounts for this equity method investment in its sugar and bioenergy segment.  Also during the nine months ended September 30, 2012, Bunge made contributions totaling $19 million to its Paraguay oilseed processing facility joint venture.

In May 2012, Bunge completed the acquisition of an additional 63.5% voting interest in a North American wheat mill and bakery dry mix operation (see Note 3) in which it previously had a 31.5% interest and which it reported as an equity method investment in its milling products segment. Upon completion of the transaction, Bunge began to consolidate this entity in its condensed consolidated financial statements.  Upon assuming control of this entity, Bunge recognized a non-cash, non-taxable gain of $36 million to adjust its previously existing investment to fair value.

In April 2012, Bunge sold its 28.06% interest in The Solae Company (Solae) to E.I. du Pont de Nemours and Company for $448 million in cash exclusive of a special cash dividend of $35 million. Bunge recognized a pretax gain of $85 million in its agribusiness segment related to this transaction.

In January 2012, Bunge completed the acquisition in its agribusiness segment of a 35% interest in PT Bumiraya Investindo, an Indonesian palm plantation company, for $43 million which is reported as an equity method investment.

9.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2012	2011
Recoverable taxes, net	$464	$386
Long-term receivables from farmers in Brazil, net	220	284
Judicial deposits	166	167
Income taxes receivable	439	565
Affiliate loans receivable, net	54	63
Long-term investments	432	37
Other	184	204
Total	$1,959	$1,706

Recoverable taxes, net — Recoverable taxes are reported net of valuation allowances of $43 million and $41 million at September 30, 2012 and December 31, 2011, respectively.

Long-term receivables from farmers in Brazil, net — Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	September 30,	December 31,
(US$ in millions)	2012	2011
Legal collection process (1)	$274	$358
Renegotiated amounts:
Current on repayment terms	137	125
Total	$411	$483

(1)             All amounts in legal process are considered past due upon initiation of legal action.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $461 million and $561 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2012		December 31, 2011
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$154	$140	$162	$147
Renegotiated amounts	71	51	64	52
For which no allowance has been provided:
Legal collection process	120	—	196	—
Renegotiated amounts	66	—	61	—
Total	$411	$191	$483	$199

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Beginning balance	$198	$215	$199	$201
Bad debt provisions	8	10	34	14
Recoveries	(7)	(5)	(16)	(10)
Write-offs	(8)	—	(9)	—
Transfers (1)	—	(2)	—	—
Foreign exchange translation	—	(34)	(17)	(21)
Ending balance	$191	$184	$191	$184

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

Income taxes receivable — Income taxes receivable at September 30, 2012 and December 31, 2011 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations.  Income taxes receivable in Brazil bear interest at the SELIC rate.

Affiliate loans receivable, net — Affiliate loans receivable, net are primarily interest bearing receivables net of allowances from unconsolidated affiliates with an initial maturity of greater than one year.  In the three and nine months ended September 30, 2012, Bunge recorded a reserve of $29 million related to a loan receivable from a North American corn ethanol joint venture (see Note 7).

Long-term investments — Long-term investments primarily relate to investments held by certain managed investment funds (see Note 1) for which Bunge has been deemed the primary beneficiary and result in Bunge’s consolidation of the associated entities.

These investments of $355 million at September 30, 2012 are recorded at fair value (a Level 3 measurement) which was determined using proprietary pricing models and discounted cash flow analyses.

10.                               INCOME TAXES

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or nonrecurring tax adjustments in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent upon the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction.  Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly.  If actual results differ from management’s estimates, reported income tax expense in future periods could be materially affected.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter with the various tax authorities, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the three months ended September 30, 2012, Bunge decreased its liability for unrecognized tax benefits by $21 million and recorded a favorable adjustment to the tax provision of $8 million as a result of the expiration of certain statutes of limitations.  There were no other material changes to uncertain tax positions for the nine months ended September 30, 2012 and 2011. It is reasonably possible that the amount of unrecognized tax benefit will increase or decrease during the next 12 months; however, management does not expect a material effect on results of operations or financial position.

During the first quarter 2012, the Brazilian tax authorities proposed certain adjustments to the income tax returns for one of Bunge’s Brazilian subsidiaries for the years ended 2008 and 2009.  The proposed adjustments totaled approximately $62 million plus applicable interest and penalties.  Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and, therefore, has not recorded an uncertain tax liability.

In 2011, the Brazilian tax authorities commenced an examination of the income tax returns of one of Bunge’s Brazilian subsidiaries for the years ended 2005 to 2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and, therefore, has not recorded an uncertain tax liability.

In 2010, the Brazilian tax authorities had proposed certain significant adjustments to the income tax returns of one of Bunge’s Brazilian subsidiaries for the years ended 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In the fourth quarter of 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of this tax claim against Bunge.  Management is appealing the remainder of the case, and has not changed its position that it is more likely than not that it will prevail and, therefore, has not recorded an uncertain tax liability.

11.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2012	2011
Accrued liabilities	$1,211	$1,179
Unrealized losses on derivative contracts at fair value	2,068	1,370
Advances on sales	392	283
Other	122	57
Total	$3,793	$2,889

12.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 14 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 9 for long-term receivables from farmers in Brazil, net and other long-term investments, see Note 13 for long-term debt and see Note 18 for redeemable noncontrolling interest.  Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

Level 2:    Observable inputs, including Level 1 prices (adjusted), quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sale contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:    Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities.  For such identified inputs which are primarily related to inland transportation costs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Level 3 assets and liabilities include assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies or similar techniques; as well as, assets and liabilities for which the determination of fair value requires significant management judgment or estimation. Bunge believes a change in these inputs would not result in a significant change in the fair values.

The majority of Bunge’s exchange traded agricultural commodity futures are settled daily generally through its clearing subsidiary and, therefore, such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.  Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels. The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2012				December 31, 2011
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Readily marketable inventories (Note 4)	$—	$4,948	$1,127	$6,075	$—	$3,736	$283	$4,019
Unrealized gain on designated derivative contracts (1)
Foreign exchange	—	14	—	14	—	13	—	13
Unrealized gain on undesignated derivative contracts (1)
Foreign exchange	—	210	—	210	—	451	1	452
Commodities	164	1,166	496	1,826	75	586	125	786
Freight	7	—	—	7	5	—	1	6
Energy	20	4	3	27	11	13	2	26
Deferred purchase price receivable (Note 14)	—	125	—	125	—	192	—	192
Other (2)	210	49	—	259	146	34	—	180
Total assets	$401	$6,516	$1,626	$8,543	$237	$5,025	$412	$5,674
Liabilities:
Unrealized loss on designated derivative contracts (3)
Foreign exchange	$—	$13	$—	$13	$—	$45	$—	$45
Unrealized loss on undesignated derivative contracts (3)
Interest rate	—	—	—	—	—	2	—	2
Foreign exchange	1	158	—	159	—	617	—	617
Commodities	321	1,340	210	1,871	147	417	116	680
Freight	3	—	—	3	1	—	—	1
Energy	10	—	12	22	4	6	15	25
Total liabilities	$335	$1,511	$222	$2,068	$152	$1,087	$131	$1,370

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at September 30, 2012 and December 31, 2011.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at September 30, 2012 and December 31, 2011.

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

Bunge’s policy is to only classify exchange traded or cleared derivative contracts in Level 1, thus transfers of assets and liabilities into and/or out of Level 1 occur infrequently.  Transfers into Level 1 would generally only be expected to occur when an exchange cleared derivative contract historically valued using a valuation model as the result of a lack of observable inputs becomes sufficiently observable, resulting in the valuation price being essentially the exchange traded price.  There were no significant transfers into or out of Level 1 during the periods presented.

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

Readily marketable inventories reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge’s inventories are located.  In such cases, the inventory is classified within Level 2.  Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value; in such cases, the inventory is classified as Level 3.

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

Level 3 Derivatives  — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances related to non-performance by counterparties at September 30, 2012.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012 and 2011.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended September 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2012	$187	$1,820	$2,007
Total gains and (losses) (realized/unrealized) included in cost of goods sold	93	(176)	(83)
Purchases	—	(293)	(293)
Sales	2	(250)	(248)
Issuances	(1)	—	(1)
Settlements	(93)	—	(93)
Transfers into Level 3	4	197	201
Transfers out of Level 3	85	(171)	(86)
Balance, September 30, 2012	$277	$1,127	$1,404

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

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments:
	Fair Value Measurements
	Nine Months Ended September 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and (losses) (realized/unrealized) included in cost of goods sold	339	54	393
Purchases	3	984	987
Sales	3	(1,126)	(1,123)
Issuances	(4)	—	(4)
Settlements	(177)	—	(177)
Transfers into Level 3	46	1,177	1,223
Transfers out of Level 3	69	(245)	(176)
Balance, September 30, 2012	$277	$1,127	$1,404

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

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended September 30, 2012 and 2011 for Level 3 assets and liabilities that were held at September 30, 2012 and 2011.

	Level 3 Instruments:
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2012
Cost of goods sold	$159	$(628)	$(469)
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2011
Cost of goods sold	$(15)	$30	$15
Foreign exchange gains (losses)	$2	$—	$2

(1)                       Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the nine months ended September 30, 2012 and 2011 for Level 3 assets and liabilities that were held at September 30, 2012 and 2011.

	Level 3 Instruments:
	Fair Value Measurements
	Nine Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2012
Cost of goods sold	$280	$734	$1,014
Foreign exchange gains (losses)	$—	$—	$—
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2011
Cost of goods sold	$(30)	$244	$214
Foreign exchange gains (losses)	$3	$—	$3

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

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2012
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange:
Options	$1	$(234)	$178	Delta
Forwards	(62)	(6,888)	16,531	Notional
Swaps	—	(6)	38	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2012
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(2,160,748)	—	—	Metric Tons
Options	(1,134,974)	(216)	—	Metric Tons
Forwards	—	(34,488,016)	33,570,076	Metric Tons
Swaps	—	(9,567,368)	2,722	Metric Tons

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

The table below summarizes the open ocean freight positions.

	September 30, 2012
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(755)	—	—	Hire Days
FFA Options	(1,106)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	September 30, 2012
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	(866,457)	—	—	MMBtus
Swaps	—	—	1,220,379	MMBtus
Options	(55,247)	—	—	MMBtus
Energy—Other
Futures	83,151	—	—	Metric Tons
Forwards	—	(186,418)	4,081,000	Metric Tons
Swaps	38,150	—	6,139	Metric Tons
Options	(664,056)	(132,221)	120,320	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2012	2011
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$—
Foreign Exchange	Cost of goods sold	—	—
Commodities	Cost of goods sold	—	—
Freight	Cost of goods sold	—	—
Energy	Cost of goods sold	—	—
Total		$—	$—
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$1
Interest Rate	Other income (expense)-net	—	—
Foreign Exchange	Foreign exchange gains (losses)	(88)	(31)
Foreign Exchange	Cost of goods sold	23	(26)
Commodities	Cost of goods sold	(689)	(67)
Freight	Cost of goods sold	7	117
Energy	Cost of goods sold	(8)	(2)
Total		$(755)	$(8)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the nine months ended September 30, 2012.

Nine Months Ended September 30, 2012
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$684	$3	Cost of goods sold	$(3)	Cost of goods sold	$—
Total	$684	$3		$(3)		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2012, Bunge expects to reclassify into income in the next 12 months $3 million after tax gains related to its foreign exchange cash flow hedges. As of September 30, 2012, there were no designated commodities cash flow hedges.

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

	Nine Months Ended September 30, 2011
					Amount of Gain (Loss)
					Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$450	$(16)	Cost of goods sold	$—	Cost of goods sold	$—
Commodities	—	11	Cost of goods sold	14	Cost of goods sold	5
Total	$450	$(5)		$14		$5
Net Investment Hedge:(4)
Foreign Exchange	$289	$27	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$289	$27		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2011, Bunge expected to reclassify into income in the next 12 months approximately $2 million of after tax gains related to its agricultural commodities cash flow hedges and $(2) million of after tax losses related to its foreign exchange cash flow and net investment hedges.

(2)             The amount of gain recognized in income is $5 million as of September 30, 2011 which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

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

13.  DEBT

In August 2012, the $300 million 3.32% fixed rate term loan credit facility due 2013 was amended to include additional borrowing capacity of $100 million carrying a variable rate of interest of LIBOR plus 1.38%.

In June 2012, Bunge completed the sale of $600 million aggregate principal amount of senior unsecured notes (senior notes) bearing interest at 3.20%, maturing on June 15, 2017.  The senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission.  The net proceeds of $595 million were used for general corporate purposes including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under its revolving credit facilities.

In March 2012, Bunge acquired and consolidated an asset management company including certain investment funds for which Bunge has been deemed to be the primary beneficiary. This resulted in an increase in long-term debt attributable to these investment funds of $333 million as of September 30, 2012.  The debt acquired primarily consists of third party debt and loans from limited partners in certain of the investment funds.  Bunge has elected to fair value the loans from the limited partners on a recurring basis.  The fair value of the debt was $333 million at September 30, 2012.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2012			December 31, 2011
	Carrying	Fair Value	Fair Value	Carrying	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)
Long-term debt, including current portion	$4,456	$4,607	$237	$3,362	$3,676

14.                               TRADE RECEIVABLES SECURITIZATION PROGRAM

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

As of September 30, 2012 and December 31, 2011, $804 million and $716 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the program totaled $9,727 million and $3,755 million for the nine months ended September 30, 2012 and the period from inception of the program (June 1, 2011) through September 30, 2011, respectively.  In addition, cash collections from customers on receivables previously sold were $9,886 million and $3,014 million for the nine months ended September 30, 2012 and the period from inception of the program through September 30, 2011.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the nine months ended September 30, 2012 and the period from inception of the program through September 30, 2011 were $9,921 million and $2,915 million, respectively.  These sales resulted in discounts of $2 million for both the three months ended September 30, 2012 and 2011, respectively, and $6 million and $2 million for the nine months ended September 30, 2012 and the period from inception of the program through September 30, 2011, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $125 million and $192 million at September 30, 2012 and December 31, 2011, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 5).  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during the nine months ended September 30, 2012 and the period from inception of the program through September 30, 2011 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, including changes in the fair value of the deferred purchase price of $5 million and $1 million for the nine months ended September 30, 2012 and the period from inception of the program through September 30, 2011.

15.                               RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $190 million and $227 million for the three months ended September 30, 2012 and 2011, respectively, and $540 million and $640 million for the nine months ended September 30, 2012 and 2011, respectively.  Bunge also sold commodities and commodity products to certain of its investees, totaling $150 million and $131 million for the three months ended September 30, 2012 and 2011, respectively, and $414 million and $331 million for the nine months ended September 30, 2012 and 2011, respectively.

16.                               EMPLOYEE BENEFIT PLANS

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$4	$3	$2	$1
Interest cost	6	6	1	1
Expected return on plan assets	(7)	(6)	(1)	(2)
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	3	2	1	1
Net periodic benefit cost	$6	$5	$3	$1

	U.S.-Pension Benefits		Foreign-Pension Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$13	$11	$6	$5
Interest cost	19	19	4	4
Expected return on plan assets	(20)	(19)	(4)	(5)
Amortization of prior service cost	1	1	—	—
Amortization of net loss (gain)	8	4	1	1
Net periodic benefit cost	$21	$16	$7	$5

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$—	$—	$1	$—
Interest cost	1	—	2	3
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	—	—	—	—
Net periodic benefit cost	$1	$—	$3	$3

	U.S.-Postretirement		Foreign-Postretirement
	Healthcare Benefits		Healthcare Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Service cost	$—	$—	$1	$1
Interest cost	1	—	7	8
Amortization of prior service cost	—	—	(1)	(1)
Amortization of net loss (gain)	—	—	1	1
Net periodic benefit cost	$1	$—	$8	$9

In the nine months ended September 30, 2012, Bunge made contributions of $10 million and $11 million to its U.S. and foreign defined benefit pension plans, respectively.  In the nine months ended September 30, 2011, Bunge made contributions of $18 million and $15 million to its U.S. and foreign defined benefit pension plans, respectively.

In the nine months ended September 30, 2012, Bunge made contributions of less than $1 million to its U.S. postretirement plans and $13 million to its foreign postretirement benefit plans, respectively.  In the nine months ended September 30, 2011, Bunge made contributions of less than $1 million to its U.S. postretirement benefit plans and $5 million to its foreign postretirement benefit plans, respectively.

17.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil, arising in the normal course of business.  Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated.  In addition, Bunge periodically updates its evaluation and adjusts its estimated exposure based on these evaluations. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s condensed consolidated financial statements taken as a whole.  Included in other non-current liabilities are the following:

	September 30,	December 31,
(US$ in millions)	2012	2011
Tax claims	$71	$70
Labor claims	83	77
Civil and other claims	92	76
Total	$246	$223

Tax claims - The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax (VAT) claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In July 2011, Bunge received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately 435 million pesos (approximately $90 million as of September 30, 2012). Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million. Additionally, in April, 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While this suspension did not have, and Bunge does not expect the exclusion from the grain registry to have, a material adverse effect on Bunge’s business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

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

Guarantees - Bunge has issued or was a party to the following guarantees at September 30, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$51
Unconsolidated affiliates financing (2)	25
Residual value guarantee (3)	69
Total	$145

(1)             Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2012, Bunge had approximately $30 million of tangible property that had been pledged to Bunge as collateral against certain of these financing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at September 30, 2012.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2013, 2014 and 2017.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At September 30, 2012, Bunge had no outstanding recorded obligation related to these guarantees.

(3)            Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At September 30, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2012, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,597 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no

significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

18.                               REDEEMABLE NONCONTROLLING INTEREST

In July 2012, Bunge acquired a controlling interest in a newly formed oilseed processing venture in Europe (see Note 3). As part of the transaction Bunge entered into a variable price put arrangement subject to a floor and ceiling price, whereby the noncontrolling interest holder can require the Company to acquire the remaining shares of the operation during specific option exercise periods from April to May 2016, 2017 and 2018, respectively. Bunge has elected to accrete the changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the interest method. At September 30, 2012, $38 million is included in redeemable noncontrolling interest in the condensed consolidated balance sheets. The difference between redemption value and carrying amount was insignificant.

In May 2012, Bunge acquired a controlling interest in a wheat mill and bakery mix operation (see Note 3) and, as part of the transaction, Bunge entered into a variable price put arrangement whereby the noncontrolling interest holder can require Bunge to acquire the remaining shares of the operation on or after May 4, 2015. At September 30, 2012, $9 million is included as redeemable noncontrolling interest in Bunge’s condensed consolidated balance sheets.  Bunge has elected to record the variable price put at fair value with any excess of the redemption value over carrying value adjusted through a charge to additional paid-in capital. The calculation of the fair value of the variable price put (a Level 3 measurement) is determined by using an undiscounted cash flow analysis based on the Company’s forecasts.

19.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $700 million of Bunge’s issued and outstanding common shares.  The program runs through December 31, 2012.  There were no share repurchases under the program during the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, Bunge repurchased 1,933,286 common shares for $120 million.  Total repurchases under the program from its inception on June 8, 2010 through September 30, 2012 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2011	$(460)	$(24)	$(124)	$(2)	$(610)
Other comprehensive income (loss)	(731)	38	1	14	(678)
Income tax (expense) benefit	—	(13)	—	(5)	(18)
Balance, September 30, 2012	$(1,191)	$1	$(123)	$7	$(1,306)

			Pension
	Foreign	Deferred	And Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2010	$670	$(2)	$(83)	$(2)	$583
Other comprehensive income (loss)	(980)	(28)	(2)	—	(1,010)
Income tax (expense) benefit	—	8	—	—	8
Balance, September 30, 2011	$(310)	$(22)	$(85)	$(2)	$(419)

20.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2012	2011 (1)	2012	2011 (1)
Net income attributable to Bunge	$297	$140	$663	$688
Convertible preference share dividends	(8)	(8)	(25)	(25)
Net income available to Bunge common shareholders	$289	$132	$638	$663
Weighted average number of common shares outstanding:
Basic	146,074,712	146,684,583	145,921,603	146,935,716
Effect of dilutive shares:
—Stock options and awards	986,835	947,140	1,029,573	1,108,797
—Convertible preference shares	7,583,790	—	7,583,790	7,547,220
Diluted (2)	154,645,337	147,631,723	154,534,966	155,591,733
Earnings per common share:
Basic	$1.97	$0.90	$4.37	$4.51
Diluted	$1.92	$0.89	$4.29	$4.42

(1)             Subsequent to the issuance of its third quarter financial statements for 2011, Bunge became aware that net income for the third quarter excluded $33 million, net of tax, related to unrealized gains that were incorrectly excluded from results in the quarter. These mark-to-market gains arose from the impact of fluctuations in the Brazilian real at the end of the third quarter on certain foreign exchange derivatives associated with forward commodity contracts with farmers in Brazil. These gains substantially reversed in the first weeks of the fourth quarter, resulting in an offsetting mark-to-market loss of an equal amount that would have been recorded in the fourth quarter if the unrealized gains had been included in the third quarter. Based upon an evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of APB Opinion No. 28, Interim Financial Reporting, paragraph 29, SAB No. 99, Materiality, and SAB 108, management believes the error was not material to the interim periods affected and therefore has not restated these financial statements.

(2)             Approximately 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2012, respectively. Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2011, respectively.

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

(US$ in millions)

			Edible
Three Months Ended		Sugar and	Oil	Milling
September 30, 2012	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$11,993	$1,522	$2,395	$485	$898	$—	$17,293
Inter—segment revenues	1,369	—	33	—	15	(1,417)	—
Gross profit	594	50	113	60	42	—	859
Foreign exchange gains (losses)	32	(15)	(2)	1	4	—	20
Noncontrolling interest (1)	(13)	—	1	—	(1)	9	(4)
Other income (expense) — net	(1)	(13)	—	(1)	6	—	(9)
Segment EBIT (2)	406	(47)	29	30	23	—	441
Depreciation, depletion and amortization	(55)	(52)	(22)	(8)	(13)	—	(150)
Total assets	18,685	3,878	2,787	921	2,364	—	28,635

Three Months Ended
September 30, 2011
Net sales to external customers	$9,995	$1,731	$2,337	$525	$1,028	$—	$15,616
Inter—segment revenues	1,227	—	17	—	15	(1,259)	—
Gross profit	448	19	107	56	76	—	706
Foreign exchange gains (losses)	(113)	(20)	1	—	5	—	(127)
Noncontrolling interest (1)	11	(2)	(1)	—	(1)	—	7
Other income (expense) — net	2	(1)	5	1	(8)	—	(1)
Segment EBIT (2)	149	(43)	28	24	33	—	191
Depreciation, depletion and amortization	(49)	(55)	(26)	(6)	(15)	—	(151)
Total assets	14,887	4,022	2,303	704	2,659	326	24,901

			Edible
Nine Months Ended		Sugar and	Oil	Milling
September 30, 2012	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$31,890	$3,482	$6,947	$1,333	$2,177	$—	$45,829
Inter—segment revenues	3,769	—	96	—	49	(3,914)	—
Gross profit	1,424	73	317	159	67	—	2,040
Foreign exchange gains (losses)	106	(15)	(5)	1	17	—	104
Noncontrolling interest (1)	(10)	4	2	—	(2)	13	7
Other income (expense) — net	10	(20)	2	—	(38)	—	(46)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	989	(108)	52	101	(52)	—	982
Depreciation, depletion and amortization	(160)	(124)	(69)	(21)	(40)	—	(414)
Total assets	18,685	3,878	2,787	921	2,364	—	28,635

Nine Months Ended
September 30, 2011
Net sales to external customers	$27,721	$4,212	$6,553	$1,516	$2,296	$—	$42,298
Inter—segment revenues	3,685	—	53	49	37	(3,824)	—
Gross profit	1,249	98	335	167	143	—	1,992
Foreign exchange gains (losses)	(10)	3	—	—	(1)	—	(8)
Noncontrolling interest (1)	1	(4)	(5)	—	(3)	19	8
Other income (expense) — net	(6)	1	3	2	(8)	—	(8)
Gain on sale of investments in affiliates	37	—	—	—	—	—	37
Segment EBIT (2)	706	(23)	92	79	27	—	881
Depreciation, depletion and amortization	(140)	(129)	(67)	(20)	(42)	—	(398)
Total assets	14,887	4,022	2,303	704	2,659	326	24,901

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Total segment EBIT	$441	$191	$982	$881
Interest income	13	28	60	72
Interest expense	(86)	(80)	(230)	(222)
Income tax (expense) benefit	(80)	1	(162)	(62)
Noncontrolling interest share of interest and tax	9	—	13	19
Net income attributable to Bunge	$297	$140	$663	$688

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

Third Quarter 2012 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of key factors affecting operating results in each of our business segments.

Beginning in the first quarter of 2012, management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, amounts presented for prior periods have been reclassified to conform to the current period segment presentation.

Segment Overview

Agribusiness — Agribusiness segment results of $406 million in the third quarter of 2012 were significantly higher than the $149 million reported for the third quarter of 2011 primarily due to strong results in oilseed processing in our North American, European and Asian operations.  Our grain merchandising operations benefited from the combination of strong export demand and large South American grain supplies. Total agribusiness volumes increased 15% compared to the same period last year.  This increase resulted from increased grain merchandising business in Europe due to increased supplies, compared to a weak prior year period which was affected by a drought in the region, as well as the ramp up of our port terminal facility in the Black Sea.  In addition, our U.S. Pacific Northwest port terminal and related grain origination facilities contributed to the volume increase. Oilseed processing volumes were also higher, in part due to our additional oilseed processing capacity in Asia and the resumption of oilseed processing at our Mannheim, Germany facility after a fire in 2010.

Sugar and Bioenergy — Sugar and bioenergy segment results in the third quarter of 2012 were a loss of $47 million compared with a loss of $43 million in the third quarter of 2011.  Impairment charges of $39 million related to a North American corn ethanol joint venture in the third quarter of 2012 more than offset improved results in both our sugar industrial and merchandising operations.  The increase in total sales volumes compared to the same period of 2011 is primarily attributable to higher merchandising volumes.

Edible oil products — Edible oil products segment results of $29 million in the third quarter of 2012 were slightly higher than the $28 million reported for the third quarter of 2011 as improvements in our European and Brazilian operations more than offset lower results in our North American operations.  Results in the third quarter of 2011 included a $6 million gain on the sale of an idled facility in North America.

Milling products — Milling products segment results in the third quarter of 2012 were $30 million compared to $24 million in the third quarter of 2011.  Wheat milling margins in Brazil improved when compared to the same period of last year and operating expenses were lower, but these positive factors were partially offset by lower volumes.  Our acquisition of a controlling interest in a North American wheat mill in the second quarter of 2012 also contributed to the higher results.  Our corn milling business performed well, consistent with last year.

Fertilizer — Fertilizer segment results of $23 million for the third quarter of 2012 were lower than the $33 million reported in the third quarter of 2011 as volumes and margins were weaker in Brazil.  The lower results in Brazil were partially offset by improved results in our Moroccan joint venture which had higher production volumes.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except volumes)	2012	2011	2012	2011
Volumes (in thousands of metric tons):
Agribusiness	35,770	31,142	101,143	84,643
Sugar and Bioenergy	2,855	2,372	5,990	6,072
Edible oil products	1,692	1,535	4,876	4,398
Milling products	1,097	1,113	3,230	3,494
Fertilizer	1,795	1,873	4,321	4,239
Total	43,209	38,035	119,560	102,846

Net sales:
Agribusiness	$11,993	$9,995	$31,890	$27,721
Sugar and Bioenergy	1,522	1,731	3,482	4,212
Edible oil products	2,395	2,337	6,947	6,553
Milling products	485	525	1,333	1,516
Fertilizer	898	1,028	2,177	2,296
Total	$17,293	$15,616	$45,829	$42,298

Cost of goods sold:
Agribusiness	$(11,399)	$(9,547)	$(30,466)	$(26,472)
Sugar and Bioenergy	(1,472)	(1,712)	(3,409)	(4,114)
Edible oil products	(2,282)	(2,230)	(6,630)	(6,218)
Milling products	(425)	(469)	(1,174)	(1,349)
Fertilizer	(856)	(952)	(2,110)	(2,153)
Total	$(16,434)	$(14,910)	$(43,789)	$(40,306)

Gross profit:
Agribusiness	$594	$448	$1,424	$1,249
Sugar and Bioenergy	50	19	73	98
Edible oil products	113	107	317	335
Milling products	60	56	159	167
Fertilizer	42	76	67	143
Total	$859	$706	$2,040	$1,992

Selling, general and administrative expenses:
Agribusiness	$(206)	$(199)	$(626)	$(565)
Sugar and Bioenergy	(69)	(39)	(150)	(121)
Edible oil products	(83)	(84)	(264)	(241)
Milling products	(30)	(33)	(95)	(90)
Fertilizer	(28)	(39)	(96)	(104)
Total	$(416)	$(394)	$(1,231)	$(1,121)

Foreign exchange gains (losses):
Agribusiness	$32	$(113)	$106	$(10)
Sugar and Bioenergy	(15)	(20)	(15)	3
Edible oil products	(2)	1	(5)	—
Milling products	1	—	1	—
Fertilizer	4	5	17	(1)
Total	$20	$(127)	$104	$(8)

Noncontrolling interest:
Agribusiness	$(13)	$11	$(10)	$1
Sugar and Bioenergy	—	(2)	4	(4)
Edible oil products	1	(1)	2	(5)
Milling products	—	—	—	—
Fertilizer	(1)	(1)	(2)	(3)
Total	$(13)	$7	$(6)	$(11)

Other income (expense) — net:
Agribusiness	$(1)	$2	$10	$(6)
Sugar and Bioenergy	(13)	(1)	(20)	1
Edible oil products	—	5	2	3
Milling products	(1)	1	—	2
Fertilizer	6	(8)	(38)	(8)
Total	$(9)	$(1)	$(46)	$(8)

Gain on sales of agribusiness investments in affiliates	$—	$—	$85	$37

Gain on acquisition of milling business controlling interest	$—	$—	$36	$—

Segment earnings before interest and tax:
Agribusiness	$406	$149	$989	$706
Sugar and Bioenergy	(47)	(43)	(108)	(23)
Edible oil products	29	28	52	92
Milling products	30	24	101	79
Fertilizer	23	33	(52)	27
Total (1)	$441	$191	$982	$881

Depreciation, depletion and amortization:
Agribusiness	$(55)	$(49)	$(160)	$(140)
Sugar and Bioenergy	(52)	(55)	(124)	(129)
Edible oil products	(22)	(26)	(69)	(67)
Milling products	(8)	(6)	(21)	(20)
Fertilizer	(13)	(15)	(40)	(42)
Total	$(150)	$(151)	$(414)	$(398)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2012	2011	2012	2011
Total segment EBIT	$441	$191	$982	$881
Interest income	13	28	60	72
Interest expense	(86)	(80)	(230)	(222)
Income tax (expense) benefit	(80)	1	(162)	(62)
Noncontrolling interest share of interest and tax	9	—	13	19
Net income attributable to Bunge	$297	$140	$663	$688

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Agribusiness Segment.  Agribusiness segment net sales in the third quarter of 2012 increased 20% over the same period of 2011 with increases in both volumes and commodity prices.  The 15% increase in volumes represented approximately 70% of the increased sales for the period with higher commodity prices representing approximately 30%.  The higher volumes primarily came from higher merchandising volumes in Europe, Middle East and Africa (EMEA), from increased grain origination, which benefited from additional grain and logistics investments in North America, and from higher oilseed processing volumes in Asia, Europe and North America.  Asia processing volumes increased due to our recent capacity expansions and North America volumes increased as a result of higher export demand.  The increase in oilseed processing in Europe came partially from our Mannheim, Germany plant, which was back in operation after a fire in 2010, and also from a larger supply of sunseed compared to very tight supplies in 2011 as a result of the 2010 drought.

Cost of goods sold for the third quarter of 2012 increased 19%, similarly to net sales, primarily as a result of the above-mentioned increases in volume and commodity prices.

Gross profit in the third quarter of 2012 increased to $594 million compared to $448 million in the same period of 2011 with higher volumes and margins in oilseed processing, particularly in North America and Asia, and higher margins in grain origination and merchandising, primarily in South America and EMEA.

SG&A expenses in the third quarter of 2012 increased 4% over the same period of last year largely due to the expansion of our operations in Asia and North America as well as higher employee related costs.  These increases were partially offset by the favorable impact of weaker global currencies on functional currency costs when translated to U.S. dollars.

Foreign exchange in the third quarter of 2012 and 2011 was a gain of $32 million and a loss of $113 million, respectively, related primarily to fluctuations of the Brazilian real relative to the U.S. dollar during both periods.

Noncontrolling interest was $(13) million in the third quarter of 2012 compared to $11 million in the third quarter of 2011 and represents the noncontrolling interest share of period (income) loss of consolidated entities, primarily in our North American operations.

Segment EBIT in the third quarter of 2012 increased by $257 million to $406 million from $149 million in the third quarter of 2011 primarily due to higher volumes and margins and foreign exchange gains in the third quarter of 2012 compared to significant foreign exchange losses in the same period of 2011.

Sugar and Bioenergy Segment.  Sugar and bioenergy segment net sales for the third quarter of 2012 decreased 12% when compared to the third quarter of 2011 primarily due to lower average sugar and ethanol prices compared to last year,  partially offset by a 20% increase in volumes, primarily in sugar merchandising activities.

Cost of goods sold decreased 14% in the third quarter of 2012 compared to the same period of 2011 driven by lower average sugar prices and lower unit costs for sugar and ethanol produced in our mills primarily as a result of the favorable impact of the devaluation of the Brazilian real on local currency costs when translated to U.S. dollars.

Gross profit increased to $50 million in the third quarter of 2012 from $19 million in the comparable period of 2011 primarily as a result of improved margins from higher volumes of sugarcane processed and cost reduction efforts in our industrial business, offset partially by the impact of weaker total recoverable sugar content in the sugarcane. Our trading and merchandising operations also improved over the same period of last year with lower demurrage costs and stronger merchandising results.

SG&A expenses increased to $69 million in the third quarter of 2012 from $39 million in the comparable period of 2011 primarily due to impairment charges of $29 million related to a loan receivable from a North American corn ethanol joint venture.

Foreign exchange losses in the third quarter of 2012 and 2011 were $15 million and $20 million, respectively and resulted primarily from the fluctuations of the Brazilian real in both periods.

Other income (expenses)-net was a loss of $13 million in the third quarter of 2012 compared to a loss of $1 million in the same quarter of 2011 primarily due to an impairment charge of $10 million related to a North American corn ethanol investment.

Noncontrolling interest was $0 in the third quarter of 2012 and $(2) million in the same quarter of 2011 and represents the noncontrolling interest share of period income from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT decreased by $4 million to a loss of $47 million in the third quarter of 2012 from a loss of $43 million in the third quarter of 2011.  Segment EBIT for the third quarter of 2012 included impairment charges of $39 million related to a North American corn ethanol joint venture, which was largely offset by improved gross profit in both industrial and trading and merchandising operations.

Edible Oil Products Segment.  Edible oil products segment net sales increased 2% in the third quarter of 2012 compared to the third quarter of 2011 driven by a volume increase of 10% primarily due to our expanded operations in China, our acquisition of a business in India and higher volumes in Europe. These volume increases were partially offset by the impact on prices of the depreciation of currencies relative to the U.S. dollar in Brazil, India and Europe.

Cost of goods sold in the third quarter of 2012 increased 2% when compared to the same period of 2011 primarily due to the increase in volumes.  These increases were partially offset by the impact of currency depreciations on cost of goods sold.

Gross profit increased 6% when compared to the third quarter of 2011 primarily due to higher volumes in China, India and Europe.

SG&A expenses decreased 1%, primarily from the favorable impact of currency devaluations, mainly in Brazil.  This benefit was partially offset by higher advertising expenditures and the impacts of acquisitions and expansions in Asia.

Foreign exchange results in the third quarters of 2012 and 2011 were a loss of $2 million and a gain of $1 million, respectively.

Noncontrolling interest was $1 million in the third quarter of 2012 and $(1) million in the same period of 2011, and represents the noncontrolling interest share of period loss (income), primarily in our European operations.

Segment EBIT increased 4% as a result of the higher gross profit and lower SG&A costs.

Milling Products Segment.  Milling products segment net sales decreased 8% primarily as a result of lower selling prices when translated into U.S. dollars and lower volumes in wheat milling in Brazil.  Volumes decreased by 1%, with  increased volumes from the acquisition of a controlling interest in a wheat milling operation in North America more than offset by lower wheat milling volumes in Brazil and lower corn and rice milling volumes in North America.  The volume reduction in Brazil related primarily to lost sales opportunities arising from the continued impact of the SAP implementation completed earlier in the year.

Cost of goods sold for the third quarter of 2012 decreased 9% from the third quarter of 2011 primarily as a result of lower raw material costs as raw materials were purchased prior to the 26% increase in average wheat prices in the third quarter of 2012.  Volumes for this segment also declined slightly when compared to the third quarter of 2011, and the currency devaluation in Brazil reduced costs when translated into U.S. dollars.  These reductions were partially offset by the impact of the recently acquired wheat milling business in North America.

Gross profit increased 7% compared to the third quarter of 2011 as margins in wheat milling in Brazil improved, largely offsetting the impact of lower volumes.  Corn milling margins improved slightly primarily due to unrealized gains on hedges which will be largely offset when products are delivered. Rice milling margins also improved over the same period of 2011.  The recently acquired wheat milling business in North America also contributed positively to gross profit.

SG&A expenses decreased from $33 million to $30 million during the third quarter of 2012 when compared to the third quarter of 2011 primarily resulting from the impact of the devaluation of the Brazilian real, partially offset by costs associated with the North American wheat mill acquired in the second quarter of 2012.

Segment EBIT increased 25% to $30 million in the third quarter of 2012 from $24 million in the third quarter of 2011 as a result of the higher gross profit and lower SG&A expenses.

Fertilizer Segment.  Fertilizer segment net sales decreased 13% in the third quarter of 2012 when compared to the third quarter of 2011 primarily due to lower selling prices and a 4% decrease in volumes.  Fertilizer sales in Brazil were also impacted by the currency devaluation.

Cost of goods sold decreased 10% primarily as a result of lower raw material costs driven by lower international fertilizer prices in the third quarter of 2012 when compared to the third quarter of 2011.  Cost of goods sold also declined as a result of the devaluation of the Brazilian real.

Gross profit decreased to $42 million in the third quarter of 2012 from $76 million in the comparable period of 2011.  The decrease in gross profit was primarily driven by the impact of lower margins in Brazil from deliveries of earlier contracted lower margin shipments and logistics issues at Brazilian ports that reduced margins.

SG&A decreased to $28 million in the third quarter of 2012 from $39 million in the comparable period of 2011 primarily as a result of the devaluation of the Brazilian real and cost reduction efforts.

Foreign exchange gains were $4 million in the third quarter of 2012 compared to $5 million in the third quarter of 2011 and related primarily to the translation of net monetary liabilities primarily in Brazil.

Other income (expenses)-net was a gain of $6 million in the third quarter of 2012 compared to a loss of $8 million in the third quarter of 2011 primarily due to higher results in our Moroccan phosphate joint venture as a result of higher margins resulting from an increase in international fertilizer prices during the third quarter of 2012 and higher production rates.

Noncontrolling interest in the third quarters of 2012 and 2011 was $1 million, which represents the noncontrolling interest share of period income.

Segment EBIT for the third quarter of 2012 was $23 million compared to $33 million in the same period of 2011 due to lower gross profit partially offset by lower SG&A expenses and improved results from our Moroccan joint venture.  EBIT contributions for the third quarter of 2012 from our operations in Argentina and North America were consistent with the same period of last year.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2012	2011
Interest income	$13	$28
Interest expense	(86)	(80)

Interest income decreased when compared to the same period of 2011 as a result of lower average interest bearing cash balances.  Interest expense increased when compared to the same period last year primarily driven by higher working capital usage, largely resulting from higher average commodity prices.

Income Tax Expense.  In the quarter ended September 30, 2012, we recorded income tax expense of $80 million compared to income tax benefit of $1 million in the quarter ended September 30, 2011.  The effective tax rate in the third quarter of 2012 increased to 21% compared to (1)% in the third quarter of 2011 driven by increased earnings in high tax rate jurisdictions and lower financing costs in Brazil.

Net Income Attributable to Bunge.  For the quarter ended September 30, 2012, net income attributable to Bunge increased to $297 million from $140 million in the quarter ended September 30, 2011. This increase was primarily the result of higher agribusiness segment EBIT partially offset by impairment charges of $25 million (net of tax) in the sugar and bioenergy segment related to the write down of an investment in and loan to a North American corn ethanol joint venture.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Agribusiness Segment.  Agribusiness segment net sales in the nine months ended September 30, 2012 increased by 15% when compared to the same period of 2011 driven by a 19% increase in volumes, primarily in grain merchandising and oilseed processing in Europe.  Volumes also increased as a result of the impact of our recent expansions, including more grain origination capacity supporting our export terminal in the U.S. Pacific Northwest and our Ukraine port facility and additional oilseed processing capacity in Asia.  In Europe, 2011 volumes were weak as a result of a severe drought in Eastern Europe in the second half of 2010 that reduced grain availability in the region in late 2010 and the first half of 2011.  Strong merchandising demand in EMEA also increased sales volumes.  South American volumes were consistent with a very strong prior year period, driven by strong export demand due to smaller grain harvests in the U.S. in 2011.  The 2012 volume increases were partially offset by slightly lower average commodity prices for corn and wheat during the first nine months of 2012 compared with the same period of 2011.

Cost of goods sold in the nine months ended September 30, 2012 increased 15% primarily as a result of the increase in volumes, including the expansions of our business mentioned above.

Gross profit increased in the nine months ended September 30, 2012 by 14% compared to the comparable period of 2011, driven by strong grain merchandising margins in South America, which benefited from strong export demand during 2012 due to the smaller 2011 U.S. grain harvests, and, to a lesser extent, in EMEA, with increased 2012 demand.

SG&A expenses in the nine months ended September 30, 2012 increased 11% compared with the nine months ended September 30, 2011, largely due to the U.S. and Asia expansions, higher employee related costs, primarily in South America, and increased bad debt expenses in Brazil and Europe, when compared to the same period of 2011.

Foreign exchange gains and losses in the nine months ended September 30, 2012 and 2011 netted a gain of $106 million and a loss of $10 million, respectively, and related primarily to the fluctuations of global currencies relative to the U.S. dollar during those periods.

Gain on sale of investments in affiliates in the nine months ended September 30, 2012 of $85 million was related to the sale of our investment in Solae, a North American soy ingredients joint venture.  Gain on sale of investments in affiliates of $37 million in the comparable period of 2011 was related to the sale of our interest in an European oilseed processing joint venture.

Noncontrolling interest in the nine months ended September 30, 2012 was $(10) million compared to $1 million in the comparable period of 2011 and represents the noncontrolling interest share of period (income) loss.

Segment EBIT increased by $283 million to $989 million in the nine months ended September 30, 2012 from $706 million in the comparable period of 2011 as a result of the higher gross profit, foreign exchange gains and the gain on the sale of our investment in Solae.

Sugar and Bioenergy Segment.  Sugar and bioenergy segment net sales for the nine months ended September 30, 2012 decreased 17% when compared to the same period of 2011 primarily due to lower average sugar and ethanol prices. A 1% decrease in volumes also contributed to the decrease as higher industrial volumes were more than offset by lower volumes in our trading and merchandising operations.

Cost of goods sold decreased 17% in the nine months ended September 30, 2012 compared to the same period of 2011 driven by lower industrial costs resulting from the favorable impact of the devaluation of Brazilian real on local currency costs when translated to U.S. dollars and lower volumes in our trading and merchandising operations.  Cost of goods sold for the first nine months of 2011 included counterparty valuation adjustments of $20 million.  There were no significant counterparty valuation adjustments during the first nine months of 2012.

Gross profit in the nine months ended September 30, 2012 was $73 million, down from $98 million in the comparable period of 2011, primarily as a result of lower ethanol margins, particularly in hydrous ethanol.  These decreases were partially offset by improvements in our sugar trading and merchandising business during the first nine months of 2012 compared with weak performance in the first nine months of 2011 that resulted from weaker margins and counterparty valuation adjustments of $20 million.

SG&A expenses increased 24% to $150 million in the nine months ended September 30, 2012 from $121 million in the comparable period of 2011 primarily due to an impairment charge of $29 million in the third quarter of 2012 related to a receivable from a North American corn ethanol joint venture and increased overhead costs in 2012 which were largely offset by the favorable impact of the weaker Brazilian real on functional currency costs when translated to U.S. dollars.

Foreign exchange gains and losses in the nine months ended September 30, 2012 and 2011 were losses of $15 million and gains of $3 million, respectively, and resulted primarily from movements of the Brazilian real.

Other income (expenses)-net was expense of $20 million in the nine months ended September 30, 2012, compared to income of $1 million in the comparable period of 2011 primarily due to an impairment charge of $10 million related to a North American corn ethanol investment and lower equity in earnings of affiliates in our North American bioenergy investments.

Noncontrolling interest was $4 million in the nine months ended September 30, 2012 and $(4) million in the comparable period of 2011 and represents the noncontrolling interest share of period (income) loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT decreased by $85 million to a loss of $108 million in the first nine months of 2012 from a loss of $23 million in the first nine months of 2011 primarily due to lower gross profit driven by lower ethanol margins and impairment charges of $39 million related to a North American corn ethanol joint venture.

Edible Oil Products Segment.  Edible oil products segment net sales increased 6% in the nine months ended September 30, 2012 compared to the same period of 2011, driven by a volume increase of 11%, primarily as a result of higher volumes in Europe, expansion of our operations in China and acquisitions in the U.S., Brazil and India.

Cost of goods sold in the nine months ended September 30, 2012 increased 7% when compared to the same period of 2011 primarily due to the increase in volumes as well as $5 million related to the impairment of a European edible oils facility and certain inventory adjustments in the U.S.

Gross profit decreased 5% in the nine months ended September 30, 2012 when compared to the same period of 2011 primarily due to lower margins resulting from changes in overall product mix as well as the impairment charge in Europe and inventory adjustments in the U.S.

SG&A expenses in the nine months ended September 30, 2012 increased 10% when compared to the same period of 2011 primarily as a result of increased advertising expenditures, costs associated with an SAP implementation in Brazil, as well as the impact of acquisitions in India and North America.  These increases were partially offset by the favorable impact of currency devaluations on local currency expenses when translated to U.S. dollars.

Foreign exchange results in the nine months ended September 30, 2012 and 2011 were a loss of $5 million and $0, respectively.

Noncontrolling interest was $2 million in the nine months ended September 30, 2012 and $(5) million in the same period of 2011, and represented the noncontrolling interest share of period loss (income), primarily in our European operations.

Segment EBIT in the nine months ended September 30, 2012 decreased to $52 million from $92 million in the comparable period of 2011 as a result of lower gross profit and higher SG&A costs.

Milling Products Segment.  Milling products segment net sales in the nine months ended September 30, 2012 decreased 12% when compared to the same period of 2011, primarily due to a decline in volumes in Brazil wheat milling, primarily as a result of lost sales opportunities due to the impact of an SAP implementation in the first quarter of 2012. Volumes were also lower in our U.S. rice milling business, which experienced very high export volumes to Japan in the first nine months of 2011. In addition, average wheat and corn prices were lower during the first nine months of 2012 than in the comparable period of 2011, which resulted in lower overall average selling prices.  The impact of the volume and price reductions was partially offset by the consolidation upon acquisition of a controlling interest in a North American wheat milling operation in the second quarter of 2012.

Cost of goods sold in the nine months ended September 30, 2012 decreased 13% primarily as a result of lower wheat milling volumes in Brazil and lower average wheat and corn prices when compared to the same period of 2011 and the favorable impact of devaluation of the Brazilian real on local currency costs when translated to U.S. dollars.

Gross profit in the nine months ended September 30, 2012 decreased 5% when compared to the same period of 2011 as lower margins and volumes in wheat milling, primarily in Brazil, more than offset improved margins in corn milling resulting from higher milling yields and improved rice milling margins.

SG&A expenses in the nine months ended September 30, 2012 increased to $95 million from $90 million for the comparable period of 2011, primarily resulting from increased expenses and costs associated with the implementation of SAP in Brazil, as well as the consolidation of a North American wheat milling business following our acquisition of a controlling interest in the second quarter of 2012.

Gain on acquisition of controlling interest in the nine months ended September 30, 2012 was $36 million related to the fair value adjustment of our minority investment in a North American wheat milling business upon acquisition of a controlling interest in the second quarter of 2012.

Segment EBIT increased 28% to $101 million in the nine months ended September 30, 2012 from $79 million in the first nine months of 2011 as a result of the $36 million gain on acquisition of a controlling interest. The impact of the gain was partially offset by lower gross profit and higher SG&A costs, both primarily in wheat milling in Brazil.

Fertilizer Segment.  Fertilizer segment net sales in the nine months ended September 30, 2012 decreased 5% compared to the same period of 2011 primarily due to a decrease in international fertilizer prices, particularly during the third quarter of 2012.  The price reductions were partially offset by a 2% increase in volumes.

Cost of goods sold in the nine months ended September 30, 2012 decreased 2% when compared to the same period of 2011, primarily as a result of lower raw material prices in the third quarter of 2012 compared with the same period of 2011, which reduced year-to-date cost of goods sold compared to the first nine months of 2011.  The impact of the declining raw material costs was partially offset by the 2% overall volume increase and port logistics delays in Brazil which increased costs.

Gross profit decreased to $67 million in the nine months ended September 30, 2012 from $143 million in the comparable period of 2011.  The decrease in gross profit was primarily driven by the impact of higher cost inventories in a declining price environment, particularly in the first quarter of 2012. Port logistics delays in Brazil also had a negative impact on gross profit.

SG&A decreased to $96 million in the nine months ended September 30, 2012 from $104 million in the comparable period of 2011 primarily as a result of the favorable impact of the devaluation of the Brazilian real on local currency costs when translated to U.S. dollars and cost reduction efforts.

Foreign exchange gains were $17 million in the nine months ended September 30, 2012 compared to a loss of $1 million in the same period of 2011 as a result of the fluctuations of the Brazilian real compared to the U.S. dollar during the period.

Other income (expense)-net was expense of $38 million in the nine months ended September 30, 2012 compared to $8 million of expense in the same period of 2011.  The higher expense was primarily due to a $27 million provision for a legacy environmental claim from 1998 in Brazil that was recorded in the first quarter of 2012.

Noncontrolling interest in the nine months ended September 30, 2012 was $2 million compared to $3 million in 2011 which represented the noncontrolling interest share of period income.

Fertilizer segment EBIT was a loss of $52 million for the nine months ended September 30, 2012 compared to a gain of $27 million in the same period of 2011 due to lower gross profit and the $27 million provision for a legacy environmental claim.

Interest.  A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2012	2011
Interest income	$60	$72
Interest expense	(230)	(222)

Interest income was $60 million and $72 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income decreased primarily due to lower income from interest bearing receivables and lower average interest bearing cash balances.  Interest expense increased slightly when compared to the same period last year primarily due to higher working capital usage.

Income Tax Expense.  In the nine months ended September 30, 2012, we recorded income tax expense of $162 million compared to income tax expense of $62 million in the nine months ended September 30, 2011.  The effective tax rate for the nine months ended September 30, 2012 was 20% compared to 8% for the nine months ended September 30, 2011 driven by increased earnings in higher tax jurisdictions and lower financing costs in Brazil.  Included in the effective tax rate for the nine months ended September 30, 2012 was $31 million related to the gain on sale of our noncontrolling interest in Solae.  Included in the effective tax rate for the nine months ended September 30, 2011 were approximately $21 million of discrete tax charges in the first quarter of 2011 related to certain non-deductible expenses and the provision of a valuation allowance for a subsidiary that management intended to liquidate as part of an internal reorganization.

Net Income Attributable to Bunge.  For the nine months ended September 30, 2012, net income attributable to Bunge decreased to $663 million from $688 million in nine months ended September 30, 2011. This decrease was primarily the result of lower segment EBIT, primarily in the sugar and bioenergy and fertilizer segments.  The nine months ended September 30, 2012 also included an after tax gain of $54 million on the sale of our noncontrolling interest in Solae, a non-taxable gain of $36 million related to the acquisition of a controlling interest in a North American wheat milling business and after tax impairment charges of $25 million related to the write down of an investment in and loan to a North American corn ethanol joint venture.  Net income was also reduced by the higher effective tax rate compared to the same period of last year.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.56 and 1.89 at September 30, 2012 and December 31, 2011, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $690 million and $835 million at September 30, 2012 and December 31, 2011, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $5,792 million and $3,724 million at September 30, 2012 and December 31, 2011, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $164 million and $139 million at September 30, 2012 and December 31, 2011, respectively.  Of these readily marketable sugar inventories, $90 million and $83 million were inventories carried at fair value at September 30, 2012 and December 31, 2011, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $193 million and $212 million at September 30, 2012 and December 31, 2011, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $95 million and $84 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Revolving credit facilities.  At September 30, 2012, we had approximately $3,276 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,051 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		September 30,	September 30,	December 31,
Credit Facilities	Maturities	2012	2012	2011
		(US$ in millions)
Commercial paper	2016	$526	$—	$73
Long-term revolving credit facilities (1)	2014-2016	2,750	225	250
Total		$3,276	$225	$323

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program.  At September 30, 2012, there were no outstanding borrowings under the commercial paper program and no amounts were outstanding under the liquidity facility.  The minimum short-term debt rating requirement only applies to banks participating in the liquidity facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had no borrowings outstanding at September 30, 2012 under our $1,000 million revolving credit facility that matures on November 17, 2016.  In October 2012, the available amount under this line was increased to $1,085 million.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

We had $225 million of borrowings outstanding at September 30, 2012 under our $1,750 million revolving credit facility that matures on April 19, 2014.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75% per annum, based on the credit ratings of our unsecured senior long-term debt.  Amounts under the credit facility that remain undrawn are subject to a commitment fees payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At September 30, 2012 and December 31, 2011, $1,840 million and $400 million, respectively were outstanding under these bilateral short-term credit lines.

Short and long-term debt.  Our short and long-term debt increased by $3,851 million at September 30, 2012 from December 31, 2011, primarily due to higher working capital financing requirements and the acquired debt related to the consolidation of certain investment funds for which Bunge has been deemed the primary beneficiary.  For the nine months ended September 30, 2012, our average short and long-term debt outstanding was $6,215 million compared to $5,129 million for the nine months ended September 30, 2011.  Long-term debt balance was $4,456 million at September 30, 2012 compared to $3,362 million at December 31, 2011.   The following table summarizes our short-term debt activity at September 30, 2012:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End (1)	End (1)	Quarter (2)	Quarter (2)	Quarter
Bank borrowings	$3,476	3.46%	$3,476	$2,727	3.56%
Commercial paper	—	—	471	155	0.49%

Total	$3,476	3.46%	$3,947	$2,882	3.39%

(1)             Includes $364 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted average interest rate of 15.09% as of September 30, 2012.

(2)             Based on monthly balances.

In August 2012, the $300 million 3.32% fixed rate term loan credit facility due 2013 was amended to include additional borrowing capacity of $100 million carrying a variable rate of interest of LIBOR plus 1.38%.

In June 2012, we completed the sale of $600 million aggregate principal amount of unsecured senior notes bearing interest at 3.20%, and maturing on June 15, 2017.  The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited.  The net proceeds of $595 million were used for general corporate purposes, including the repayment of outstanding indebtedness, which includes indebtedness under our revolving credit facilities.

The following table summarizes our short and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2012	2011
Short-term debt:
Short-term debt (1)	$3,476	$719
Current portion of long-term debt	314	14
Total short-term debt	3,790	733
Long-term debt (2):
Revolving credit facility expiry 2014	225	—
Revolving credit facility expiry 2016	—	250
Term loan due 2013 (3)	400	300
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	—
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016 (4)(5)	45	64
Other	321	216
Subtotal	4,123	3,362
Less: Current portion of long-term debt	(314)	(14)
Total long-term debt excluding investment fund debt	3,809	3,348
Consolidated non-recourse investment fund debt due 2014 (6)	333	—
Total debt	$7,932	$4,081

(1)               Includes $364 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted average interest rate of 15.09% as of September 30, 2012 and $97 million at a weighted average interest rate of 22.72% as of December 31, 2011.

(2)               Includes secured debt of $135 million and $66 million at September 30, 2012 and December 31, 2011, respectively.

(3)               In August 2012, the $300 million 3.32% fixed rate term loan credit facility was amended to include additional borrowing capacity of $100 million carrying a variable interest rate of LIBOR + 1.38%.

(4)               Industrial development loans provided by BNDES, an agency of the Brazilian government.

(5)               TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.50% per annum as of September 30, 2012 and 6.00% per annum as of December 31, 2011.

(6)               Long-term debt of consolidated investment funds as of September 30, 2012 with no recourse to Bunge.

Credit Ratings.   Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2012 were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of September 30, 2012.

Equity

Total equity was $12,009 million at September 30, 2012, as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2012	2011
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,896	4,829
Retained earnings	7,440	6,917
Accumulated other comprehensive income	(1,306)	(610)
Treasury shares, at cost - 1,933,286	(120)	(120)
Total Bunge shareholders’ equity	11,601	11,707
Noncontrolling interest	408	368
Total equity	$12,009	$12,075

Total Bunge shareholders’ equity decreased to $11,601 million at September 30, 2012 from $11,707 million at December 31, 2011.  The decrease in shareholders’ equity was due primarily to foreign currency translation adjustments of $731 million, related primarily to the Brazilian real and declared dividends to common and preferred shareholders of $115 million and $25 million, respectively.  These decreases were partially offset by net income attributable to Bunge for the nine months ended September 30, 2012 of $663 million.

Noncontrolling interest increased to $408 million at September 30, 2012 from $368 million at December 31, 2011 due primarily to the consolidation of a variable interest entity in conjunction with the acquisition of an asset management business in the first quarter of 2012.

As of September 30, 2012, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.0991 Bunge Limited common shares, based on the conversion price of $90.9802 per share, subject to certain additional anti-dilution adjustments.  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible perpetual preference shares are not redeemable by us at any time.

Cash Flows

Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of our inventories.  Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.  With an already tight global supply/demand balance in the first nine months of 2012 made even tighter by a severe U.S. drought, market prices of key agricultural commodities, particularly corn and soybeans, remain at levels at or near historical high levels.  This price environment increased our working capital funding requirements and consequently our debt levels have risen as well.

For the  nine months ended September 30, 2012, our cash and cash equivalents decreased by $145 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to an increase of $477 million in cash and cash equivalents for the nine months ended September 30, 2011.

Cash used for operating activities was $2,872 million for the nine months ended September 30, 2012 compared to cash generated of $1,363 million for the nine months ended September 30, 2011.  The cash flow used from operating activities for the nine months ended September 30, 2012 was principally due to higher working capital requirements partially offset by net income.  The positive cash flow from operating activities for the nine months ended September 30, 2011 was principally due to net income adjusted for non-cash charges for depreciation and amortization.  Operating cash flows in the first nine months of 2011 included by the net proceeds of approximately $716 million from sales of accounts receivables under our new global accounts receivable sale program that we entered into in June 2011.  This positive cash flow impact was partially offset by repayment of approximately $500 million of trade accounts payable related to fertilizer imports as we funded fertilizer imports more efficiently through internal sources, and by the payment in September, of approximately $112 million of export tax obligations in Argentina, which had been accrued in prior periods.

Certain of our operating subsidiaries are funded with U.S. dollar-denominated debt.  The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars.  These U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date.  The resulting gain or loss is included in our condensed consolidated statements of income as a foreign exchange gain or loss.  For the nine months ended September 30, 2012 and 2011, we had a gain of $75 million and a loss of $103 million, respectively, on debt denominated in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows.  This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying U.S. dollar-denominated debt and therefore have no impact on cash flows from operations.

Cash used for investing activities was $526 million in the nine months ended September 30, 2012, compared to cash used of $716 million in the nine months ended September 30, 2011.  During the first nine months of 2012, we acquired an edible oils and fats business in India for $94 million (net of cash acquired) consisting of $77 million in cash and acquired debt of $17 million.  In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling and bakery mix business for $102 million in cash (net of cash acquired) and redeemable noncontrolling interest of $8 million, intellectual property assets for $32 million and sugarcane milling related biological assets and equipment for $71 million, a controlling interest in a European oilseed processing business for $54 million consisting of $11 million in cash, redeemable noncontrolling interest of $40 million and $3 million contingent consideration.  We also entered into joint ventures and acquired other investments totalling $111 million. Cash used during the nine months ended September 30, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.  Payments made for capital expenditures of $667 million in the nine months ended September 30, 2012 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India and construction of a port terminal in Brazil.  During the nine months ended September 30, 2011, we paid $100 million to acquire a port facility in Ukraine, $8 million related to the formation of a joint venture to purchase a fertilizer storage terminal in the U.S. and entered into a joint venture to construct a grain elevator in the U.S. for $3 million.  In addition, we received $16 million from the sale of a cost method investment in Russia and $54 million for the sale of our investment in a European oilseed processing facility joint venture.  In the third quarter 2011, we purchased a margarine business in North America for $18 million, grain elevator operations in North America for $10 million and contributed $9 million for an equity method investment.

Our financing activities generated cash of $3,298 million in the nine months ended September 30, 2012, compared to cash used of $106 million in the nine months ended September 30, 2011.  In the nine months ended September 30, 2012, we had a net increase of $3,425 million in borrowings due to higher working capital requirements, largely related to higher commodity prices.  In the nine months ended September 30, 2011, we had a net increase of $97 million in borrowings due to higher cash balances.  Dividends paid to our common and preferred shareholders in the nine months ended September 30, 2012 and 2011 were $138 million and $129 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program entered into in June 2011 provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

Brazilian Farmer Credit

Background — We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts.  We also sell fertilizer to farmers, primarily in Brazil, on credit as described below.

Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars.  From December 31, 2011 to September 30, 2012, the Brazilian real depreciated by 8%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

In addition to our fertilizer trade accounts receivable, we issue guarantees to third parties in Brazil relating to amounts owed these third parties by certain of our customers.  These guarantees are discussed under the heading “Guarantees.”

The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	September 30,	December 31,
(US$ in millions, except percentages)	2012	2011
Trade accounts receivable (current)	$190	$178
Allowance for doubtful accounts (current)	3	1
Trade accounts receivable (non-current) (1) (2)	189	230
Allowance for doubtful accounts (non-current) (1)	120	129
Total trade accounts receivable (current and non-current)	379	408
Total allowance for doubtful accounts (current and non-current)	123	130
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	32%	32%

(1)             Included in other non-current assets in the condensed consolidated balance sheets.

(2)             Includes certain amounts related to defaults on customer financing guarantees.

Secured Advances to Suppliers and Prepaid Commodity Contracts — We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (advances to suppliers against commitments to deliver soybeans in the future), primarily in Brazil.  These financing arrangements are typically secured by the farmer’s future crop and mortgages on the farmer’s land, buildings and equipment and are generally settled after the farmer’s crop is harvested and sold.

Interest earned on secured advances to suppliers of $5 million and $18 million and $5 million and $17 million for the three and nine months ended September 30, 2012 and 2011, respectively, is included in net sales in the condensed consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated.  See Note 5 and Note 9 of the notes to the condensed consolidated financial statements for more information.

	September 30,	December 31,
(US$ in millions)	2012	2011
Prepaid commodity contracts	$413	$180
Secured advances to suppliers (current)	359	349
Total (current)	772	529
Soybeans not yet priced (1)	—	(346)
Net	772	183
Secured advances to suppliers (non-current)	221	253
Total (current and non-current)	$993	$436
Allowance for uncollectible advances (current and non-current)	$(75)	$(73)

(1)             Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at September 30, 2012:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$51
Unconsolidated affiliates financing (2)	25
Residual value guarantee (3)	69
Total	$145

(1)             We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At September 30, 2012, we had approximately $30 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at September 30, 2012.

(2)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2012, 2013, 2014 and 2017.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2012, Bunge had no outstanding obligation related to these guarantees.

(3)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire in 2018. At September 30, 2012, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At September 30, 2012, debt with a carrying amount of $5,597 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.27 per share on September 4, 2012 to common shareholders of record on August 21, 2012.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2012 to shareholders of record on August 15, 2012.  On August 2, 2012, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.27 per common share.  The dividend will be payable on December 3, 2012 to common shareholders of record on November 19, 2012.  We also announced on August 2, 2012 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2012 to shareholders of record on November 15, 2012.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2012.

Adoption of New Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard on January 1, 2012 did not have a material impact on Bunge’s condensed consolidated financial statements.

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

	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$2,500	$(250)	$1,993	$(199)
Highest short position	(129)	(13)	(551)	(55)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2012 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $273 million for the nine months ended September 30, 2012 and $548 million for the year ended December 31, 2011 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non recourse investment fund debt, based on market yields at September 30, 2012, was $8,320 million with a carrying value of $7,932 million.  There was no significant change in our interest rate risk at September 30, 2012.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In July 2011, we received a preliminary income tax audit report from the Argentine tax authorities relating to fiscal years 2006 and 2007 with an estimated claim of approximately 435 million pesos (approximately $90 million as of September 30, 2012). Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed Bunge interest on these paid export taxes in an amount totaling approximately $80 million. Additionally, in April, 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While this suspension did not have, and we do not expect the exclusion from the grain registry to have, a material adverse effect on our business in Argentina, we are challenging the exclusion from the grain registry in the Argentine courts. We believe that these tax-related allegations and claims are without merit and intend to vigorously defend ourselves against them. However, management is, at this time, unable to predict their outcome.

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

BUNGE LIMITED

Date: November 6, 2012	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1