Form 10-K
period 2012-12-31
Bunge LTD
filed 2013-03-01
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2012, as reported by the New York Stock Exchange, was approximately $9,064 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of February 22, 2013, 146,555,973 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the 2012 Annual General Meeting of Shareholders to be held on May 24, 2013 are incorporated by reference into Part III.

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

Business Overview

        We are a leading global agribusiness and food company with integrated operations that stretch from the farm field to consumer foods. We believe we are a leading:

  •
  global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;

  •
  producer of sugar and ethanol in Brazil and a leading global trader and merchandiser of sugar, based on volume;

  •
  seller of packaged vegetable oils worldwide, based on sales and

  •
  blender and distributor of agricultural fertilizers to farmers in South America, based on volume.

        Our strategy is to grow profitably by growing our core businesses, expanding into adjacent businesses where we can capitalize on our key competencies and pursuing operational excellence.

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

        Our food and ingredients operations consist of two reportable business segments: edible oil products and milling products. These segments include businesses that produce and sell edible oils, shortenings, margarines, mayonnaise and milled products such as wheat flours, corn-based products and rice. The operations and assets of our milling products segment are located in Brazil, the United States and Mexico and the operations and assets of our edible oil products segment are primarily located in North America, Europe, Brazil, China and India.

        Our fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry primarily in South America. In 2012, we entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire our Brazilian fertilizer business, including blending facilities, brands and warehouses, for $750 million in cash, subject to certain post-closing adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals in Brazil, and is expected to close in the second half of 2013.

History and Development of the Company

        We are a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. During the second half of the 1800s, we expanded our grain operations in Europe and also entered the South American agricultural commodity market. In 1888, we entered the South American food products industry, and in 1938, we entered the fertilizer industry in Brazil. We started our U.S. operations in 1923. In 1997, we acquired Ceval Alimentos, a leading agribusiness company in Brazil. In 2002, with the acquisition of Cereol S.A., we significantly expanded our agribusiness and food and ingredients presence in Europe as well as in North America. In 2010, we significantly expanded our presence in the sugar industry with our acquisition of five sugarcane mills from the Moema Group in Brazil. We also divested our Brazilian fertilizer nutrients assets in 2010. In December 2012, we entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire our Brazilian fertilizer business.

        2012 Summary Highlights—In 2012, we continued to expand our agribusiness operations, including through the entry into a joint venture in Eastern Europe with activities in oilseed processing and biodiesel production and the entry into a joint venture in Paraguay to construct an oilseed processing facility in the country. We completed construction of inland grain elevators in the U.S. to support our new grain export terminal in the Pacific Northwest, a biodiesel plant in Brazil and a compound animal feed mill in China. We also expanded the scope of a South African joint venture to market grains and oilseeds in Sub-Saharan Africa and sold our interest in The Solae Company joint venture. In sugar and bioenergy, we entered into a joint venture with Aceitera General Deheza S.A. in Argentina for the construction and operation of a corn wet mill. We continued to invest in sugarcane planting to increase the supply of raw material for our sugarcane mills and continued to invest in agricultural machinery and other assets to expand the proportion of mechanized harvesting and improve the efficiency of our agricultural operations. Additionally, we continued to expand the capacity of cogeneration facilities at certain of our sugarcane mills. We also established a joint venture with Solazyme Incorporated to build and operate a renewable oils production facility adjacent to one of our sugarcane mills in Brazil. In our food and ingredients operations, we continued to expand our business through acquisition of a controlling interest in a wheat mill in Mexico, the acquisition of an edible oils and fats business in India, the construction of an edible oils refinery in India and expansion of existing facilities in North America and Brazil. In our fertilizer segment, we entered into an agreement with Yara to sell our Brazilian fertilizer business.

        We are a holding company, and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Agribusiness

        Overview—Our agribusiness segment is an integrated global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds and grains, primarily soybeans, rapeseed or canola, sunflower seed, wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries through a global network of facilities. Our footprint is well balanced with approximately 36% of our processing capacity located in South America, 31% in North America, 19% in Europe and 14% in Asia. We also participate in the biodiesel industry, generally as a minority investor in biodiesel producers, primarily in Europe and Argentina. In connection with these biodiesel investments, we typically seek to negotiate arrangements to supply the vegetable oils used as raw materials in the biodiesel production process.

        In July 2012, we acquired a 55% interest in a newly formed oilseed processing and biodiesel joint venture in Eastern Europe, which we consolidate. In March 2012, we completed the acquisition of Climate Change Capital Group Limited (CCC), an asset management business based in Europe.

        Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds and grains are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock producers. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients division and third-party edible oil processing companies which use these oils as a raw material in the production of edible oil products for the foodservice, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.

        Distribution and Logistics—We have developed an extensive logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate various port logistics and storage facilities globally, including in Brazil, Argentina, Russia, Ukraine, Vietnam, Poland, Canada and the United States.

        Other Services and Activities—In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. These financing arrangements are generally intended to be short-term in nature and are typically secured by the farmer's crop. These arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations. We also participate in financial activities, such as trade structured finance, which leverages our international trade flows, providing risk management services to customers by helping them manage exposure to agricultural commodity prices and other risks and developing private investment vehicles to invest in businesses or assets generally complementary to our commodities operations.

        Raw Materials—We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies and farmer planting decisions, our operations in major crop growing regions globally have enabled us to source adequate raw materials for our operational needs.

        Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include: The Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Louis Dreyfus Group, Glencore International PLC, large regional companies such as Wilmar International Limited, Noble Group Limited and Olam International in Asia, and other companies in various countries.

Sugar and Bioenergy

        Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We wholly own or have controlling interests in eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2012, our mills had a total crushing capacity of approximately 21 million metric tons of sugarcane per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements and, for most mills, sell surplus electricity to the local grid or other large third-party users of electricity. Our trading and merchandising activities are managed through our London office, which also oversees our regional marketing offices in other locations and manages sugar price risk for our business. We also have a small presence in the U.S. corn-based ethanol industry, where we have minority investments in two ethanol production facilities. In April 2012, we entered into a joint venture agreement with Solazyme Incorporated for the construction and operation of a production facility in Brazil which will use sugar supplied by one of our mills to produce renewable oils. We have a 49.9% interest in this entity. In 2012, we also entered into a joint venture for the construction and operation of a corn wet milling facility in Argentina. We have a 50% interest in this entity.

        Raw Materials—Sugarcane is our principal raw material in this segment, and we both produce it and procure it through third-party supply contracts. The annual harvesting cycle in Brazil typically begins in late March/early April and ends in late November/early December. Once planted, sugarcane is harvested for five to six years, but the yield decreases with each harvest over the life cycle of the cane. As a result, after this period, old sugarcane plants are typically removed and the area is replanted. The quality and yield of the harvested cane are also affected by factors such as soil quality, topography, weather and agricultural practices. We have made significant investments in sugarcane planting over the past three years to provide a greater supply of raw material for our mills.

        Our mills are supplied with sugarcane grown on approximately 339,000 hectares of land. This land represents approximately 7,800 hectares of land that we own, 228,000 hectares of land that we manage under agricultural partnership arrangements and 103,000 hectares of land farmed by third-party farmers. In 2012, approximately 62% of our total milled sugarcane came from our owned or managed plantations and 38% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane set by Consecana, the São Paulo state sugarcane and sugar and ethanol council.

        Our sugarcane harvesting process is currently 94% mechanized with the remaining 6% harvested manually. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing environmental impact when compared to manual harvesting and resulting in improved soil condition. Mechanized harvesting is also more efficient and has lower costs than manual harvesting. We intend to further increase our mechanization levels, including as required to meet applicable regulatory mandates for mechanization in certain states in Brazil.

        Logistics—Harvested sugarcane is loaded onto trucks and trailers and transported to our mills. Since the sucrose content of the sugarcane begins to degrade rapidly after harvest, we seek to minimize the time and distance between the harvesting of the cane and its delivery to our mills for processing.

        Products—Our mills allow us to produce ethanol, sugar and electricity, as further described below. At mills that produce both sugar and ethanol, we are able to adjust our production mix within certain capacity limits between ethanol and sugar, as well as, for certain mills, between different types of ethanol (hydrous and anhydrous) and sugar (raw and crystal). The ability to adjust our production mix allows us to respond to changes in customer demand and market prices.

        Sugar—Our current maximum sugar production capacity is 5,750 metric tons per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 million metric tons of sugar. We produce two types of sugar: very high polarity (VHP) raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.

        Ethanol—Our current maximum ethanol production capacity is 6,300 cubic meters per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of over 1.3 million cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Anhydrous ethanol is blended with gasoline in transport fuels, while hydrous ethanol is consumed directly as a transport fuel.

        Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2012, our total installed cogeneration capacity was approximately 214 megawatts, with 59 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 290,000 megawatt hours of electricity available for resale.

        Customers—The sugar we produce at our mills is sold in both the Brazilian domestic and export markets. Our domestic customers are primarily in the confectionary and food processing industries. The ethanol we produce is primarily sold to customers for use in the domestic market to meet the growing demand for fuel. We also export ethanol in the international market, but recent export volumes have been relatively low due to tight ethanol supplies in Brazil. Our sugar trading and merchandising operations purchase and sell sugar and ethanol to meet international demand.

        Competition—We face competition from both Brazilian and international participants in the sugar industry. Our major competitors in Brazil include Cosan Limited, São Martinho S.A., LDC-SEV Bioenergia, ED&F Man and our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and Noble Group Limited.

Food and Ingredients

        Overview—Our food and ingredients division consists of two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, foodservice companies and retail outlets. The principal raw materials used in our food and ingredients division are various crude and further-processed vegetable oils in our edible oil products segment, and corn, wheat and rice in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients division and our agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise.

  Edible Oil Products

        Products—Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower and rapeseed or canola oil that we produce in our oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia. We market our edible oil products under various brand names, depending on the region, and in several regions we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        In Brazil, our retail brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a leading player in the Brazilian margarine market with our brands Delicia, Soya and Primor, as well as in mayonnaise with our Primor, Soya and Salada brands. Our brand, Bunge Pro, is the leading foodservice shortening brand in Brazil. We also produce processed tomato and other staple food products, including sauces, pastes, condiments and seasonings in Brazil under established brand names, including Etti.

        In the United States and Canada, Nutra-Clear NT Ultra, a high oleic canola oil, has become our leading brand by delivering trans fat free and low saturate frying solutions for many large foodservice and food processor customers. We have also introduced Pour'n Fry NT Ultra, a high oleic soybean oil, expanding our offerings of highly stable, trans fat free edible oil solutions. Most recently, we have developed proprietary processes that allow us to offer bakery and food processor customers a reduction in saturated fats in both shortenings and margarines of up to 40%. We also produce margarines and buttery spreads, including our leading brand Country Premium, for foodservice, food processor and retail private label customers.

        In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier and Rozumnitsa and a leader in margarines, including Smakowita, Maslo Rosline, Manuel, Masmix, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Holland Premium. In November 2012, we acquired a margarine business in Poland in order to expand our consumer margarine market presence.

        In Asia, our primary edible oil product brands include Dalda, Chambal, MasterlineGinni, Merrigold, Merrilite, Gagan and Amrit in India and Douweijia brand soybean oil in China. In February 2012, we completed the acquisition of the edible oils and fats business of Amrit Banaspati Company Limited, which has enabled us to expand our distribution, manufacturing and brand portfolio to serve a growing customer base.

        Customers—Our customers include baked goods companies, snack food producers, restaurant chains, foodservice distributors and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers.

        Competition—Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in customers demanding lower prices and reducing the number of suppliers with which they do business. As a result, it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Associated British Foods Plc, Stratas Foods, Unilever, Ventura Foods LLC and Brasil Foods S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products—Our milling segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico and corn-based products derived from the corn dry milling process, as well as rice milling in North America. Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, Bentamix and Pre-Mescla bakery premixes. Our corn milling products consist primarily of dry-milled corn meals, flours and grits (including flaking and brewer's grits), as well as soy-fortified corn meal, corn-soy blend and other similar products. We mill and sell bulk and packaged rice in the U.S. and also sell branded rice in Brazil under the Primor brand. In 2012, we acquired a majority equity stake in Harinera La Espiga S.A. de C.V., a wheat milling business in Mexico that produces flours and bakery mixes. Our brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera.

        Customers—In Brazil and Mexico, the primary customers for our wheat milling products are industrial, bakery and foodservice companies. In North America, the primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. government for humanitarian relief programs. Our U.S. rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

        Competition—In Brazil, our major competitors are Predileto Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in our North American corn milling products business include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include ADM and Farmers Rice Cooperative. Our major competitors in Mexico include Grupo Elizondo, Molinera de México, Grupo Altex and Grupo Trimex.

Fertilizer

        Overview—We are a leading blender and distributor of crop fertilizers to farmers in South America, producing and marketing a range of solid and liquid NPK fertilizer formulations. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers. In Brazil, we blend and distribute NPK fertilizers. In Argentina, we produce, blend and distribute NPK fertilizers including phosphate-based liquid and solid nitrogen fertilizers. We manage certain Brazilian port facilities and provide services relating to the loading and unloading of various products, primarily fertilizers. We also have a 50% interest in a joint venture with Office Chérifien des Phosphates (OCP), to produce fertilizer products in Morocco.

        Brazil Fertilizer Nutrients Assets Disposition—In May 2010, we sold our fertilizer nutrients assets in Brazil, including our phosphate mining assets and our investment in Fosfertil S.A., a publicly-traded Brazilian phosphate and nitrogen producer, to Vale S.A., a Brazil-based global mining company, which we refer to as Vale. We retained our blending and distribution operations in Brazil. In connection with the sale, we entered into several agreements with Vale, including a supply agreement pursuant to which Vale will supply us with certain phosphate fertilizer products, including single superphosphate (SSP), a basic phosphate fertilizer, through 2012, which was extended by us in accordance with the terms of the agreement to December 31, 2013.

        Pending Sale of Brazilian Fertilizer Blending and Distribution Business to Yara—In December 2012, we entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire our Brazilian fertilizer blending and distribution business, including blending facilities, brands and warehouses, for $750 million in cash. We and Yara have also agreed to enter into a long-term fertilizer supply agreement, enabling us to continue to supply fertilizer to farmers as part of our grain origination activities in our agribusiness segment. We will retain and continue to operate our fertilizer terminal in the Port of Santos, Brazil. The transaction, which is expected to close in the second half of 2013, is subject to customary closing conditions, including the receipt of regulatory approvals in Brazil. The purchase price is subject to certain post-closing adjustments.

        Products and Services—In our fertilizer operations, we produce, blend and distribute a variety of NPK formulations. These NPK fertilizers are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. In Brazil, we market our retail fertilizers under the IAP, Manah, Ouro Verde and Serrana brands. In Argentina, we market fertilizers under the Bunge brand, as well as the Solmix brand. Also in Argentina, we produce single superphosphate (SSP), as well as ammonia, urea and liquid fertilizers. In 2012, we sold our interest in a joint venture with GROWMARK, Inc., a North American regional agricultural cooperative, to operate a liquid and dry fertilizer storage terminal.

        Raw Materials—Our principal raw materials in this segment are SSP, monoammonium phosphate (MAP), diammonium phosphate (DAP), triple superphosphate (TSP), urea, ammonium sulfate, potassium chloride concentrated phosphate rock, sulfuric acid and natural gas. Our Moroccan joint venture manufactures sulfuric acid, phosphoric acid, TSP, MAP and DAP, which primarily have served as a source of raw material supply for our operations in Brazil and Argentina.

        The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.

        Distribution and Logistics—We seek to reduce our logistics costs by back-hauling agricultural commodities and processed products from our inland locations to export points after delivery of imported fertilizer raw materials to our fertilizer blending plants. We also seek opportunities to enhance the efficiency of our logistics network by exporting agricultural commodities on the ocean freight vessels that we use to deliver imported fertilizer raw materials to us.

        Competition—Competition is based on delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations in Brazil are Heringer, Fertipar, The Mosaic Company, ADM and Yara International. In Argentina, our main competitors are YPF, The Mosaic Company and Profertil S.A.

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

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 28 of the notes to the consolidated financial statements.

Investments in Affiliates

        We participate in various unconsolidated joint ventures and other investments accounted for using the equity method. Significant equity method investments at December 31, 2012 are described below. We allocate equity in earnings of affiliates to our reporting segments.

Agribusiness

        PT Bumiraya Investindo—We have a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

        Bunge-SCF Grain, LLC—We have a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC that operates grain facilities along the Mississippi river.

        Caiasa – Paraguay Complejo Agroindustrial Angostura S.A.—We have a 33.33% ownership interest in a joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), which is constructing an oilseed processing facility in Paraguay.

        Diester Industries International S.A.S. (DII)—We are a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. We have a 40% interest in DII.

        Terminal 6 S.A. and Terminal 6 Industrial S.A.—We have a joint venture in Argentina with AGD for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures.

Sugar and Bioenergy

        Bunge-Ergon Vicksburg, LLC (BEV)—We are a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where we operate grain elevator facilities. We recorded a $10 million impairment charge related to our investment in BEV, reducing the investment value to zero (see Note 10 of the notes to the consolidated financial statements).

        ProMaiz—We have a joint venture in Argentina with AGD for the construction and operation of a corn wet milling facility. We are a 50% owner in this joint venture.

        Southwest Iowa Renewable Energy, LLC (SIRE)—We are a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near our oilseed processing facility in Council Bluffs, Iowa.

Fertilizers

        Bunge Maroc Phosphore S.A.—We have a 50% interest in this joint venture to produce fertilizers in Morocco with OCP. The joint venture was formed to produce fertilizer products for shipment to Brazil, Argentina and certain other markets in Latin America.

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

        In 2012, we acquired a patent portfolio from MCN BioProducts Inc., a Canadian technology company, covering the production of value-added protein concentrates from oilseeds for the aquaculture and animal feed industries.

        Our total research and development expenses were $19 million in 2012, $21 million in 2011 and $22 million in 2010. As of December 31, 2012, our research and development organization consisted of 140 employees worldwide.

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

        We experience seasonality in our sugar and bioenergy division as a result of the Brazilian sugarcane growing cycle. In the Center-South of Brazil, the sugarcane harvesting period typically begins in late March and ends in early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests. As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.

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

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage, transport and sale of our products; land-use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals; and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other laws and government policies affecting the food and agriculture industries, including food and feed safety, nutritional and labeling requirements and food security policies. From time to time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for soybeans, vegetable oils, sugar, corn and wheat to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act will have a significant impact on the derivatives market, including subjecting large derivatives users, which may include us, to extensive new oversight and regulation. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and related regulations will have on us, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

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

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2012.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Employees

        As of December 31, 2012, we had approximately 36,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. Our operations in South America and Europe are a fundamental part of our business. In addition, a part of our strategy involves expanding our business in several emerging markets, including Eastern Europe, Asia, the Middle East and Africa. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information, see the discussion under "Item 1A. Risk Factors."

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the Company.

Name	Positions
Alberto Weisser	Chairman of the Board of Directors and Chief Executive Officer
Andrew J. Burke	Chief Financial Officer and Global Operational Excellence Officer
Gordon Hardie	Managing Director, Food & Ingredients
Frank R. Jimenez	General Counsel, Secretary and Managing Director, Government Affairs, Bunge Limited
Raul Padilla	Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines
D. Benedict Pearcy	Chief Development Officer and Managing Director, Sugar and Bioenergy
Vicente C. Teixeira	Chief Personnel Officer
Tommy Jensen	Chief Executive Officer, Bunge Europe, Middle East & Africa
Enrique Humanes	Chief Executive Officer, Bunge Argentina
Pedro Parente	President and Chief Executive Officer, Bunge Brazil
Soren Schroder	Chief Executive Officer, Bunge North America
Christopher White	Chief Executive Officer, Bunge Asia

        Alberto Weisser, 57—Mr. Weisser is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Weisser has been with Bunge since July 1993. He has been a member of our Board of Directors since 1995, was appointed our Chief Executive Officer in January 1999 and became Chairman of the Board of Directors in July 1999. Prior to that, Mr. Weisser held the position of Chief Financial Officer. Prior to joining Bunge, Mr. Weisser worked for the BASF Group in various finance-related positions for 15 years. In February 2013, Bunge announced the transition of Mr. Weisser from Chairman and Chief Executive Officer to Executive Chairman effective June 1, 2013 through December 31, 2013. Mr. Weisser is also a member of the Board of Directors of Pepsico Inc., a member of the North American Agribusiness Advisory Board of Rabobank and a board member of the Council of the Americas. He is a former director of Ferro Corporation and International Paper Company. Mr. Weisser has a bachelor's degree in Business Administration from the University of São Paulo, Brazil.

        Andrew J. Burke, 57—Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke serves as our Global Operational Excellence Officer, a position he has held since July 2010. Prior to July 2010, Mr. Burke served as Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director, New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Gordon Hardie, 49—Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Frank R. Jimenez, 48—Mr. Jimenez has served as General Counsel, Secretary and Managing Director, Government Affairs since July 2012. Prior to joining Bunge, he was Senior Vice President, General Counsel and Corporate Secretary at Xylem Inc., a global water technology company spun off from ITT Corporation. He joined ITT in 2009 as Vice President and General Counsel. Prior to ITT, he served for nearly three years as General Counsel of the U.S. Department of the Navy in the Bush and Obama administrations. He has held a variety of other positions in government, including Deputy General Counsel for the U.S. Department of Defense and Chief of Staff at the U.S. Department of Housing and Urban Development, as well as Deputy Chief of Staff and Acting General Counsel to Governor Jeb Bush of Florida. Mr. Jimenez previously practiced law as a partner at Steel Hector and Davis LLP (now Squire Sanders LLP) in Miami, Florida. He holds an M.B.A. from the Wharton School of the University of Pennsylvania, a J.D. from the Yale Law School, an M.A. from the U.S. Naval War College and a B.S. from the University of Miami.

        Raul Padilla, 57—Mr. Padilla has served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Previously, he served as Chief Executive Officer of Bunge Argentina since 1999. He joined the company in 1997 as Commercial Director. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        D. Benedict Pearcy, 44—Mr. Pearcy has been our Chief Development Officer and Managing Director, Sugar and Bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an M.B.A. from Harvard Business School.

        Vicente C. Teixeira, 60—Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as Director of Human Resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as Director of Human Resources and Administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as Human Resources Vice President for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive M.B.A. from PDG/EXEC in Brazil.

        Tommy Jensen, 51—Mr. Jensen has served as Chief Executive Officer of Bunge Europe, Middle East and Africa since May 2012 and previously served as Bunge EMEA's Chief Operating Officer, Vice President, Northern and Central Europe and Managing Director, Poland. Prior to joining Bunge, he held leadership positions at Animex S.A. in Poland, a subsidiary of Smithfield Foods, Continental Grain in Poland and Germany, and Jyske Bank A/S in Denmark. He has a Bachelor's degree in Finance from

Aarhus School of Business at Aarhus University, Denmark, and has completed the Advanced Management Program at Harvard Business School.

        Enrique Humanes, 53—Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Pedro Parente, 60—Mr. Parente has been President and Chief Executive Officer of Bunge Brazil since joining Bunge in January 2010. From 2003 until December 2009, Mr. Parente served as Chief Operating Officer of Grupo RBS (RBS), a leading Brazilian multimedia company that owns several TV stations, newspapers and radio stations. Prior to joining RBS, Mr. Parente held a variety of high-level posts in the public sector in Brazil. He served as Chief of Staff to the Brazilian President from 1999 to 2002, and as Minister of Planning and Deputy Minister of Finance between 1995 and 1999. Mr. Parente has also served as a consultant to the International Monetary Fund and has worked at the Brazilian Central Bank, Banco do Brasil and in a number of other positions in the Ministry of Finance and Ministry of Planning. He is a former Chairman of the Board of Petrobras and Banco do Brasil. He holds a degree in electrical engineering from the University of Brasília, and is a fellow at the George Washington University Center of Latin American Studies.

        Soren Schroder, 51—Mr. Schroder has been the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President, Agribusiness for Bunge Europe since June 2006. Prior to that, he served in agribusiness leadership roles in the U.S. and Europe. Mr. Schroder joined Bunge in 2000. In February 2013, Bunge announced the appointment of Mr. Schroder as Chief Executive Officer of Bunge effective June 1, 2013. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. He holds a Bachelor's degree in Economics from Connecticut College.

        Christopher White, 60—Mr. White has served as Chief Executive Officer of Bunge Asia since 2006. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

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

        Our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by third-party growers. Both sugarcane crop yields and sucrose content depend significantly on weather conditions, such as rainfall and prevailing temperatures, which can vary substantially. For example, droughts and other adverse weather conditions in the Center-South of Brazil in 2010 have had an effect on the sugarcane crop in the last three years, which has resulted in reduced crop yields across the region. This has reduced the supply of sugarcane available to us for processing. In addition, the sucrose content in the sugarcane ultimately harvested has also been lower, further contributing to decreased productivity and greater production costs. As such, unfavorable weather conditions have had and could in the future have a material adverse effect on our sugar operations.

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

        Sugarcane is our principal raw material used in the production of ethanol and sugar. Our ability to secure an adequate supply of sugarcane depends on our ability to negotiate and maintain satisfactory land rights and supply contracts with third parties. Currently, approximately 97% of the land we use for sugarcane cultivation is not owned by us, with such land typically managed through agricultural partnership agreements having an average remaining term of five years. We cannot guarantee that these agreements will be renewed after their respective terms or that any such renewals will be on terms and conditions satisfactory to us. A significant shortage of sugarcane supply or increase in the cost of available sugarcane, including as a result of the termination of our partnership or supply contracts or the inability to enter into alternative arrangements on economic terms, would likely have an adverse effect on our business and financial performance, and such effect could be material.

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

        Our fertilizer business may also be adversely affected by fluctuations in the prices of agricultural commodities and fertilizer raw materials that are caused by market factors beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our food and ingredients and fertilizer businesses, we may not be able to recoup increases in raw material costs through increases in sales prices for our products, which may adversely affect our profitability.

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

        We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices as well. Therefore, a significant decrease in the price of oil, gasoline or diesel fuel could result in a significant decrease in the selling prices of ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results. Additionally, the prices of sugar and sugarcane-based ethanol are also correlated, and, therefore, a decline in world sugar prices may also adversely affect the selling price of the ethanol we produce in Brazil.

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

        Over the last three years, a financial crisis in Europe, triggered by a combination of factors, including high budget deficits and concerns over the sovereign creditworthiness of several European countries, has caused significant turmoil in financial and commodity markets. Despite financial assistance packages and other mitigating actions taken by European and other policymakers, uncertainty over the future of the euro, and worries about sovereign creditworthiness persist. Risks and ongoing concerns about the crisis in Europe have had or could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European corporations and financial institutions. They may also adversely affect consumer confidence levels and spending, which may lead to reduced demand for the products that we sell. There can be no assurance that these conditions and related market turmoil will not deteriorate. To the extent uncertainty regarding the European financial crisis and its effect on the global economic recovery continues to negatively impact consumer and business confidence, our business and results of operations could be significantly and adversely affected.

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

        We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price increases in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. Increases in food and crop nutrient prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in Europe, Brazil and other jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could have a material adverse effect on our operating results and financial condition.

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

        Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including environmental or litigation matters, associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology and other systems and management processes, including the loss of key personnel. Additionally, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.

        Additionally, we have several joint ventures and investments where we have limited control over governance and operations. As a result, we face certain risks, including risks related to the financial strength of the joint venture partner, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flow.

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

        Our operations are regulated by environmental, health and safety laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions, and they impose liability on us for the cleanup of environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. We may incur material costs or liabilities to comply with environmental, health and safety requirements. In addition, our industrial activities can result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities.

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight of our industries, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transport of our products, which could adversely affect our business, cash flows and results of operations.

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

        In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2012 and 2011, respectively, we had approximately $885 million and $782 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

        We also sell fertilizer on credit to farmers in Brazil. These credit sales are also typically secured by the farmer's crop. At December 31, 2012 and 2011, respectively, our total fertilizer accounts receivable in Brazil were $203 million and $408 million. During 2012, approximately 35% of our fertilizer sales were made on credit. Furthermore, in connection with our fertilizer sales, we issue guarantees to a financial institution in Brazil related to amounts owed the institution by certain of our farmer customers. For additional information on these guarantees, see Note 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K. In the event that the customers default on their obligations to either us or the financial institution under these financing arrangements, we would be required to recognize the associated bad debt expense or perform under the guarantees, as the case may be. Significant defaults by farmers under these financial arrangements could adversely affect our financial condition, cash flows and results of operations.

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

        As of December 31, 2012, we had approximately $3,361 million unused and available borrowing capacity under various committed short and long-term credit facilities and $5,849 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past year include the outsourcing of certain administrative activities in several regions and the rationalization of manufacturing operations, including the closing of facilities and the implementation of a restructuring and consolidation of our operations in Brazil. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

The loss of or a disruption in our manufacturing and distribution operations or other operations and systems could adversely affect our business.

        We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies in many currencies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes and disruptions in logistics or information systems, as well as natural disasters, pandemics, acts of terrorism and other external factors over which we have no control. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The loss of, or damage to, any of our facilities could have a material adverse effect on our business, results of operations and financial condition.

Our information technology systems, processes, and sites may suffer interruptions or failures which may affect our ability to conduct our business.

        Our information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users. These functions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. We have put in place security measures to protect against cyber-based attacks and disaster recovery plans for our critical systems. However, if our information technology systems are breached, damaged, or fail to function properly due to any number of causes, such as implementation difficulties, catastrophic events, power outages, security breaches, or cyber-based attacks, and our contingency or disaster recovery plans do not effectively mitigate these occurrences on a timely basis, we may suffer interruptions in the ability to manage our operations and damage to our reputation, which may adversely impact our business, results of operations and financial condition.

Risks Relating to Our Common Shares

We are a Bermuda company, and it may be difficult for you to enforce judgments against us and our directors and executive officers.

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions, including the United States. A majority of our directors and some of our officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult for you to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

        These provisions, as well as any additional anti-takeover measures our Board of Directors could adopt in the future, could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

        Adverse U.S. federal income tax rules apply to U.S. investors owning shares of a "passive foreign investment company," or PFIC, directly or indirectly. We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets, including goodwill (based on an annual quarterly average), are passive assets, or 75% or more of our annual gross income is derived from passive assets. The calculation of goodwill will be based, in part, on the then-market value of our common shares, which is subject to change. Based on certain estimates of our gross income and gross assets and relying on certain exceptions in the applicable U.S. Treasury regulations, we do not believe that we are currently a PFIC. Such a characterization could result in adverse U.S. tax consequences to U.S. investors in our common shares. In particular, absent an election described below, a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us. In addition, a step-up in the tax basis of our common shares would not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. Since PFIC status is determined on an annual basis and will depend on the composition of our income and assets and the nature of our activities from time to time, we cannot assure you that we will not be considered a PFIC for the current or any future taxable year. If we are treated as a PFIC for any taxable year, U.S. investors may desire to make an election to treat us as a "qualified electing fund" with respect to shares owned (a QEF election), in which case U.S. investors will be required to take into account a pro rata share of our earnings and net capital gain for each year, regardless of whether we make any distributions. As an alternative to the QEF election, a U.S. investor may be able to make an election to "mark-to-market" our common shares each taxable year and recognize ordinary income pursuant to such election based upon increases in the value of our common shares.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2012.

  Facilities by Division

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Division
Agribusiness	138,296	19,198,418
Sugar and Bioenergy	102,250	747,086
Food and Ingredients	64,231	1,543,827
Fertilizer(1)	40,600	1,896,157

  Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	69,072	7,570,560
South America(1)	206,985	12,380,800
Europe	42,583	2,633,095
Asia	26,737	801,033

(1)
Includes 34,595MT of productive capacity and 1,196,760MT of storage capacity associated with our discontinued operations.

        Our corporate headquarters in White Plains, New York, occupies approximately 66,300 square feet of space under a lease that expires in March 2020. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness operations, we have 208 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 52 oilseed processing plants globally. We have 66 merchandising and distribution offices throughout the world.

  Sugar and Bioenergy

        In our sugar and bioenergy operations, we have eight sugarcane mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Business—Sugar and Bioenergy."

  Food and Ingredients

        In our food and ingredients operations, we have 94 refining, packaging and milling facilities throughout the world. In addition, to facilitate distribution in Brazil, we have 23 distribution centers.

  Fertilizer

        In our fertilizer division, we operate 26 fertilizer processing and blending plants that are strategically located in the key fertilizer consumption regions of Brazil and Argentina, thereby reducing transportation costs to deliver our products to our customers. Of these facilities, 20 are associated with the Brazilian blending and distribution business that we have agreed to sell.

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

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals, which could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. For example, our Brazilian subsidiaries are regularly audited and subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $62 million as of December 31, 2012 in respect of these claims. The Brazilian tax claims relate to income tax claims, value-added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Notes 14 and 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $89 million as of December 31, 2012), plus accrued interest of approximately 593 million pesos (approximately $121 million as of December 31, 2012). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed us interest on these paid export taxes in an amount totaling approximately $80 million. Additionally, in April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, we are challenging the exclusion from the grain registry in the Argentine courts.

Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $68 million as of December 31, 2012 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        We are also a party to a large number of civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $89 million as of December 31, 2012 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and includes $27 million related to a legacy environmental claim in Brazil, which was recorded in the first quarter of 2012.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

        Our common shares trade on the New York Stock Exchange under the ticker symbol "BG." The following table sets forth, for the periods indicated, the high and low closing prices of our common shares, as reported on the New York Stock Exchange.

	High	Low
(US$)
2013
First quarter (to February 21, 2013)	$79.92	$72.12
2012
Fourth quarter	$73.82	$67.74
Third quarter	67.30	60.82
Second quarter	69.73	57.83
First quarter	68.44	57.22
2011
Fourth quarter	$63.02	$55.51
Third quarter	73.08	56.10
Second quarter	75.44	65.42
First quarter	74.45	65.39
2010
Fourth quarter	$65.52	$57.45
Third quarter	61.61	46.29
Second quarter	61.85	47.19
First quarter	71.29	56.90

(b)   Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2012, we had 146,348,499 common shares outstanding which were held by approximately 119 registered holders.

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

        We paid quarterly dividends on our common shares of $0.25 per share in the first two quarters of 2012 and $0.27 per share in the last two quarters of 2012. We paid quarterly dividends on our common shares of $0.23 per share in the first two quarters of 2011 and $0.25 per share in the last two quarters of 2011. We have declared a regular quarterly cash dividend of $0.27 per share payable on March 4, 2013 to shareholders of record on February 15, 2013.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2012, with respect to our equity compensation plans.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by shareholders(1)	7,107,252	(2)	$65.59	(3)	5,971,129	(4)
Equity compensation plans not approved by shareholders(5)	14,558	(6)	—	(7)	—	(8)

Total	7,121,810		$65.59		5,971,129

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 5,534,219 common shares, performance-based restricted stock unit awards outstanding as to 1,308,907 common shares and 3,758 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 207,600 common shares under our Non-Employee Directors' Equity Incentive Plan, 51,804 unvested restricted stock units and 964 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 14,558 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

(e)   Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2007 through the quarter ended December 31, 2012. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

(f)    Purchases of Equity Securities by Registrant and Affiliated Purchasers

        On December 5, 2012, our Board of Directors approved a $275 million increase to our existing share repurchase program and extended the term of the program indefinitely. Under the expanded program, which was originally established in June 2010, we are authorized to purchase up to $975 million of our common shares. As of December 31, 2012, we had repurchased approximately $474 million of our common shares, leaving approximately $500 million available for future share repurchases under the program. No shares were repurchased during 2012.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of December 31, 2012, 2011, 2010, 2009 and 2008 and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements and related notes. In December 2012, we announced our entry into an agreement to sell our Brazilian fertilizer distribution business and we sold our North American fertilizer joint venture interest to our joint venture partner. As a result, the results of these businesses have been classified as discontinued operations for all periods presented below. Activities of the fertilizer segment reported in continuing operations include our port operations in Brazil and our fertilizer production operations in Argentina. Additionally, we have retained our 50% interest in our fertilizer joint venture in Morocco.

	Year Ended December 31,
US$ in millions	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Net sales	$60,991	$56,097	$43,953	$39,601	$48,956
Cost of goods sold	(58,418)	(53,470)	(41,640)	(38,641)	(46,238)

Gross profit	2,573	2,627	2,313	960	2,718
Selling, general and administrative expenses	(1,563)	(1,436)	(1,455)	(1,231)	(1,490)
Gain on sale of fertilizer nutrients assets	—	—	2,440	—	—
Interest income	53	96	67	95	185
Interest expense	(294)	(295)	(294)	(245)	(353)
Loss on extinguishment of debt	—	—	(90)	—	—
Foreign exchange gain (loss)	88	(16)	44	365	(394)
Other (expense) income—net	(92)	7	27	64	48
Goodwill impairment	(514)	—	(3)	—	—
Gain on sale of investments in affiliates	85	37	—	—	—
Gain on acquisition of controlling interest	36	—	—	—	—

Income from continuing operations before income tax	372	1,020	3,049	8	714
Income tax (expense) benefit	6	(55)	(699)	189	23

Income from continuing operations	378	965	2,350	197	737
Income (loss) from discontinued operations, net of tax	(342)	(25)	38	138	589

Net income	36	940	2,388	335	1,326
Net loss (income) attributable to noncontrolling interests	28	2	(34)	26	(262)

Net income attributable to Bunge	64	942	2,354	361	1,064
Convertible preference share dividends and other obligations	(36)	(34)	(67)	(78)	(78)

Net income available to Bunge common shareholders	$28	$908	$2,287	$283	$986

	Year Ended December 31,
(US$, except outstanding share data)	2012	2011	2010	2009	2008
Per Share Data:
Earnings per common share—basic(1)
Net income (loss) from continuing operations	$2.53	$6.37	$15.93	$1.14	$3.27
Net income (loss) from discontinued operations	(2.34)	(0.17)	0.27	1.10	4.84

Net income (loss) to Bunge common shareholders	$0.19	$6.20	$16.20	$2.24	$8.11

Earnings per common share—diluted(2)
Net income (loss) from continuing operations	$2.51	$6.23	$14.82	$1.13	$3.45
Net income (loss) from discontinued operations	(2.32)	(0.16)	0.24	1.09	4.28

Net income (loss) to Bunge common shareholders	$0.19	$6.07	$15.06	$2.22	$7.73

Cash dividends declared per common share	$1.06	$0.98	$0.90	$0.82	$0.74

Weighted-average common shares outstanding—basic	146,000,541	146,583,128	141,191,136	126,448,071	121,527,580
Weighted-average common shares outstanding—diluted(2)	147,135,486	155,209,045	156,274,814	127,669,822	137,591,266

	Year Ended December 31,
(US$ in millions)	2012	2011	2010	2009	2008
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$(457)	$2,614	$(2,435)	$(368)	$2,543
Cash provided by (used for) investing activities	(967)	(1,220)	2,509	(952)	(1,106)
Cash provided by (used for) financing activities	1,206	(1,060)	(30)	774	(1,146)

	December 31,
(US$ in millions)	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$569	$835	$578	$553	$1,004
Inventories(3)	6,590	5,733	6,635	4,862	5,653
Working capital	5,703	6,181	5,811	5,576	5,102
Total assets(4)	27,280	25,221	26,001	21,286	20,230
Short-term debt, including current portion of long-term debt	2,317	733	2,330	197	551
Long-term debt	3,532	3,348	2,551	3,618	3,032
Mandatory convertible preference shares(2)	—	—	—	863	863
Convertible perpetual preference shares(2)	690	690	690	690	690
Common shares and additional paid-in-capital	4,910	4,830	4,794	3,626	2,850
Total equity	$11,255	$12,075	$12,554	$10,365	$8,128

	Year Ended December 31,
(in millions of metric tons)	2012	2011	2010	2009	2008
Other Data:
Volumes:
Agribusiness	132.8	117.2	108.7	111.1	113.4
Sugar and bioenergy	8.6	8.2	8.2	6.7	4.3
Edible oil products	6.7	6.0	6.0	5.7	5.7
Milling products	4.3	4.6	4.6	4.3	3.9
Total food and ingredients	11.0	10.6	10.6	10.0	9.6
Fertilizer	1.0	1.1	3.2	5.6	5.3

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge's outstanding 862,455 5.125% cumulative mandatory convertible preference shares were mandatorily converted into Bunge common shares on December 1, 2010. The annual dividend on each mandatory convertible preference share was $51.25, payable quarterly. Each mandatory convertible preference share automatically converted on December 1, 2010 at a conversion rate of 9.7596 per share for a total of 8,417,215 of Bunge common shares. Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1059 Bunge Limited common shares (7,630,710 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $5,306 million, $4,075 million, $4,851 million, $3,380 million, and $2,741 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(4)
Amounts for 2010, 2009 and 2008 have not been adjusted for the change in presentation discussed in Note 1 to the consolidated financial statements—Basis of Presentation.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company operating in the farm-to-consumer food chain. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, volume information is included in the table that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The unit of measure for all reported volumes is metric tons, a common unit of measure within our industry. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.

  Agribusiness

        In the agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (1) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (2) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned—representing the margin resulting from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which components are separate commodity products themselves; and (3) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing sub-segment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

        Demand for our purchased and processed agribusiness products is affected by many factors, including global and regional economic conditions, changes in per capita incomes, the financial condition of customers and customer access to credit, worldwide consumption of food products, particularly pork and poultry, population growth rates, relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and demand for renewable fuels produced from agricultural commodities and commodity products.

        We expect that the factors described above will continue to affect global supply and demand for our agribusiness products for the foreseeable future. We also expect that, from time to time, imbalances will likely exist between oilseed processing capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or adjust our own oilseed processing capacity.

  Sugar and Bioenergy

        Our sugar and bioenergy segment is an integrated business which includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, five of which were acquired in February 2010 in the Moema acquisition, global sugar trading and merchandising activities and minority interests in U.S. corn-based ethanol producers.

        Profitability in this segment is affected by the availability and quality of sugarcane, which impact our capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugarcane, sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the usable crop decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five or six consecutive harvests, depending on location. We own and/or have partnership agreements to manage farmland on which we grow and harvest sugarcane. We also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the São Paulo state sugarcane and sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita incomes and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that these factors will continue to affect supply and demand for our sugar and bioenergy products in the foreseeable future. Reported volumes in this segment reflect third-party sales of sugar and ethanol.

  Food and Ingredients

        In the food and ingredients division, which consists of our edible oil products and milling products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the edible oil products segment and the milling products segment are largely sourced at market prices from our agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the agribusiness segment as well as from third parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials which are their primary inputs.

  Fertilizer

        In the fertilizer segment, demand for our products is affected by the profitability of the agricultural sectors we serve, the availability of credit to farmers, agricultural commodity prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvests. Our profitability is impacted by international selling prices for fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, ocean freight rates and other import costs as well as import volumes at the port facilities we manage in Brazil. As our operations are in South America, primarily Argentina, our results in this segment are typically seasonal, with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the South American agricultural cycle. Reported volumes in this segment reflect third-party sales of our finished products.

        In addition to these industry related factors which impact our business divisions, our results of operations in all business divisions and segments are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is their local currency, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010 were foreign exchange net translation gains (losses) of $(805) million, $(1,130) million and $247 million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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

        We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign exchange translation gains or losses on such permanently invested intercompany loans are reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. In contrast, foreign exchange translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as foreign exchange gains/(losses).

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

Results of Operations

  2012 Overview

        Net income attributable to Bunge for 2012 was $64 million compared to $942 million for 2011. Net income for 2012 includes an after-tax goodwill impairment charge of $339 million in the sugar and bioenergy segment and an after-tax loss of $342 million associated with discontinued fertilizer operations that are being sold (including a $266 million valuation allowance for certain tax assets that were no longer expected to be recoverable as a result of the sale of the Brazilian fertilizer business). In addition, net income attributable to Bunge in 2012 included a $54 million after-tax gain in our agribusiness segment from the sale of our investment in The Solae Company to our joint venture partner for $448 million in cash exclusive of a special cash dividend of $35 million, an after-tax gain of $36 million from the acquisition in our milling product segment of a controlling interest in a joint venture, and an after-tax impairment charge of $34 million associated with three equity investments and two affiliate loans to joint ventures in our sugar and bioenergy and agribusiness segments

        Total segment EBIT of $628 million declined from $1,189 million in 2011, and includes the pre-tax impacts of the items noted above—$514 million from the impairment of goodwill in the sugar and bioenergy segment, $85 million from the sale of our interest in The Solae Company, $36 million of gains from the acquisition of a controlling interest in a North American wheat milling business, and $49 million from the impairment of three equity investments and two affiliate loans to joint ventures in 2012.

        Agribusiness segment EBIT increased 16% driven by improved oilseed processing results in North and South America as well as strong grain merchandising results in Europe, Middle East and Africa (EMEA). Volumes in the segment increased 13%, reflecting improved crop availability in Eastern Europe, the impact of the expansion of our grain origination network in North America, the impact of our expanded port operations in North America and Ukraine and the full year results of the expansion of our oilseed processing operations in Asia. We also recognized a gain of $85 million on the sale of our interest in Solae. In addition, a loss of $66 million was recorded on the sale of $94 million of recoverable tax assets in Brazil and impairment charges of $10 million were recorded related to the write-down of two equity investments in European biodiesel joint ventures and a loan to one of the ventures.

        Sugar and bioenergy segment EBIT declined to $(637) million compared to $(20) million in 2011. Included in 2012 segment EBIT is a goodwill impairment charge of $514 million as well as impairment charges of $39 million related to the write-down of an equity investment in a North American corn ethanol joint venture and a loan to the joint venture. Weaker results in our industrial operations were primarily the result of the impact of adverse weather on sugarcane yields and total recoverable sugar (ATR) and lower sugar and ethanol prices in Brazil, which reduced our margins. These factors more than offset improvements in our trading and merchandising business.

        In the food and ingredients division, edible oil products segment EBIT decreased to $80 million in 2012 from $137 million in 2011 driven by weaker margins in North America, $20 million of value-added tax reserves in Brazil and $5 million of impairment charges related to the closure of a European margarine plant. Results were also impacted by higher advertising expenses and challenges associated with an SAP implementation in Brazil. Milling products segment EBIT increased to $115 million from $104 million in 2011 primarily as a result of a $36 million gain on the acquisition of a controlling interest in a North American wheat milling business. This gain more than offset lower volumes and results in our wheat milling operations in Brazil which were impacted by challenges associated with the SAP implementation in the first half of 2012.

        Fertilizer segment EBIT decreased to $23 million in 2012 compared to $63 million in 2011 driven by lower results in our Moroccan joint venture and our Brazilian port operations. Our Argentine business continued to perform well. In December 2012, we entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer business, including blending facilities, brands and warehouses for $750 million in cash, subject to post-closing adjustments. The transaction is expected to close in the second half of 2013. Additionally, on December 31, 2012, we sold our interest in our North American fertilizer distribution joint venture to our partner, GROWMARK, Inc. and exited this business. As a result of these transactions, the results of these operations have been classified as discontinued operations for all periods presented.

  Segment Results

        Beginning in the first quarter of 2012, management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, amounts presented for prior periods have been reclassified to conform to the current period segment presentation.

        Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar and ethanol trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in May 2010 (see Note 3) and the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations (see Note 3), the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina. Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Volume (in thousands of metric tons):
Agribusiness	132,760	117,155	108,693
Sugar and Bioenergy	8,587	8,238	8,222
Edible Oil Products	6,654	5,989	5,976
Milling Products	4,262	4,617	4,605
Fertilizer	986	1,141	3,154
Net sales:
Agribusiness	$44,561	$38,844	$30,057
Sugar and Bioenergy	4,659	5,842	4,455
Edible Oil Products	9,472	8,839	6,783
Milling Products	1,833	2,006	1,605
Fertilizer	466	566	1,053

Total	$60,991	$56,097	$43,953

Cost of goods sold:
Agribusiness	$(42,775)	$(37,157)	$(28,426)
Sugar and Bioenergy	(4,595)	(5,693)	(4,354)
Edible Oil Products	(9,026)	(8,377)	(6,356)
Milling Products	(1,632)	(1,772)	(1,437)
Fertilizer	(390)	(471)	(1,067)

Total	$(58,418)	$(53,470)	$(41,640)

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Gross profit:
Agribusiness	$1,786	$1,687	$1,631
Sugar and Bioenergy	64	149	101
Edible Oil Products	446	462	427
Milling Products	201	234	168
Fertilizer	76	95	(14)

Total	$2,573	$2,627	$2,313

Selling, general & administrative expenses:
Agribusiness	$(858)	$(774)	$(778)
Sugar and Bioenergy	(194)	(167)	(139)
Edible Oil Products	(353)	(325)	(332)
Milling Products	(123)	(132)	(108)
Fertilizer	(35)	(38)	(98)

Total	$(1,563)	$(1,436)	$(1,455)

Gain on sale of fertilizer nutrients assets	$—	$—	$2,440

Foreign exchange gain (loss):
Agribusiness	$111	$(16)	$(1)
Sugar and Bioenergy	(15)	(4)	30
Edible Oil Products	(8)	3	—
Milling Products	1	—	(1)
Fertilizer	(1)	1	16

Total	$88	$(16)	$44

Noncontrolling interests:
Agribusiness	$(9)	$(18)	$(44)
Sugar and Bioenergy	25	(2)	9
Edible Oil Products	2	(6)	(5)
Milling Products	—	—	—
Fertilizer	(3)	(4)	(38)

Total	$15	$(30)	$(78)

Other income (expense):
Agribusiness	$(68)	$(11)	$20
Sugar and Bioenergy	(3)	4	(14)
Edible Oil Products	(7)	3	(10)
Milling Products	—	2	11
Fertilizer	(14)	9	20

Total	$(92)	$7	$27

Loss on extinguishment of debt	$—	$—	$(90)

Gain on sales of agribusiness investments in affiliates	$85	$37	$—

Gain on acquisition of milling business controlling interest	$36	$—	$—

Loss on impairment of sugar and bioenergy goodwill	$(514)	$—	$—

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Segment earnings before interest and tax(1)
Agribusiness	$1,047	$905	$828
Sugar and Bioenergy	(637)	(20)	(13)
Edible Oil Products	80	137	80
Milling Products	115	104	67
Fertilizer	23	63	2,326
Other	—	—	(90)

Total	$628	$1,189	$3,198

Depreciation, depletion and amortization:
Agribusiness	$(221)	$(184)	$(167)
Sugar and Bioenergy	(175)	(171)	(116)
Edible Oil Products	(93)	(87)	(78)
Milling Products	(30)	(27)	(27)
Fertilizer	(18)	(24)	(30)

Total	$(537)	$(493)	$(418)

Net income attributable to Bunge	$64	$942	$2,354

(1)
Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge's management believes segment EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Total segment earnings from continuing operations before interest and tax	$628	$1,189	$3,198
Interest income	53	96	67
Interest expense	(294)	(295)	(294)
Income tax (expense) benefit	6	(55)	(699)
Income from discontinued operations	(342)	(25)	38
Noncontrolling interests' share of interest and tax	13	32	44

Net income attributable to Bunge	$64	$942	$2,354

  2012 Compared to 2011

        Agribusiness Segment—Agribusiness segment net sales increased $5.7 billion compared to 2011. Volume increases, primarily in Europe and the Middle East, represented approximately $5.3 billion of the increase with the remaining $0.4 billion of the increase from higher average commodity selling prices, largely related to product mix. Higher volumes in Europe in 2012 related primarily to very weak volumes in the first half of 2011 particularly the first half of the year as a result of a severe drought in Eastern Europe in the last half of 2010 that significantly reduced grain availability in the region through early 2011. Strong merchandising demand, particularly in EMEA, also increased our volumes, as did our recent expansions, including additional origination capacity to support our export terminal in the U.S. Pacific Northwest and our Ukraine port facility as well as additional oilseed processing capacity in Asia.

        Cost of goods sold increased $5.6 billion over 2011 primarily due to the higher volumes mentioned above and, to a lesser extent, slightly higher commodity prices. Cost of goods sold was also favorably impacted by the effect of the weaker average Brazilian real on functional currency costs when translated to U.S. dollars. Cost of goods sold for 2012 also includes a charge of $25 million related to certain value-added taxes in Brazil.

        Gross profit increased to $1.8 billion from $1.7 billion in 2011 driven by improved oilseed processing margins in South America as a result of strong export demand due to the drought-reduced 2012 U.S. grain harvests and in grain merchandising in EMEA which also benefited from strong regional demand and strong oilseed processing margins in North America. These margin increases were partially offset by the $25 million provision related to value-added taxes in cost of goods sold.

        SG&A expenses increased 11% to $858 million in 2012 from $774 million in 2011 and driven by $44 million of credit related expenses, primarily in Brazil and Europe, expansions in the U.S. and Asia and higher employee related costs, primarily in South America.

        Foreign exchange gains were $111 million in 2012 compared to losses of $16 million in 2011, related primarily to the volatility of most global currencies relative to the U.S. dollar during both periods. Foreign exchange results in both 2012 and 2011 were partially offset by inventory mark-to-market impacts included in cost of goods sold.

        Gain on sale of investments in affiliates of $85 million was the result of the sale of our investment in Solae, a North American soy ingredients joint venture, to our joint venture partner. Gain on sale of investments in affiliates of $37 million in 2011 resulted from the sale of our interest in a European oilseed processing joint venture.

        Noncontrolling interests were $9 million in 2012 and $18 million in 2011 and represents the noncontrolling interests' share of income at our non-wholly-owned subsidiaries, primarily our oilseed processing operations in China.

        Other income (expense) for 2012 was expense of $68 million compared to expense of $11 million in 2011. Included in this line item were a charge of $66 million in 2012 resulting from the sale of certain recoverable tax assets in Brazil at a discount and an impairment charge of $9 million related to two equity method investments in European biodiesel producers.

        Agribusiness segment EBIT increased 16% as a result of the combination of factors discussed above.

        Sugar and Bioenergy Segment—Sugar and bioenergy segment net sales decreased $1.2 billion from 2011. Lower selling prices for sugar and ethanol in both our trading and merchandising and industrial operations resulted in a reduction in net sales of $1.4 billion. Increased volumes related primarily to higher sales volumes of sugar and ethanol in our industrial business in 2012, which increased net sales by $0.2 billion when compared with 2011.

        Cost of goods sold decreased $1.1 billion primarily due to the impact of lower global sugar prices on our trading and merchandising business and on purchases of sugarcane in our industrial business. These price-related decreases in cost of goods sold were partially offset by the impact of slightly higher industrial volumes in 2012.

        Gross profit decreased to $64 million in 2012 from $149 million in 2011 primarily due to the impact of lower sugar and ethanol selling prices on our industrial business. These decreases were partially offset by improved merchandising margins resulting from strong demand, particularly in the Middle East. Slightly higher volumes in our industrial operations also increased gross profit, but the benefit of the higher industrial volumes on fixed cost absorption could not be fully realized as a result of lower sugar content in the sugarcane that we processed.

        SG&A expenses increased to $194 million in 2012 from $167 million in 2011, primarily due to a charge of $29 million due to write-down of a loan to our North American corn ethanol joint venture. SG&A expenses in 2011 included approximately $11 million of acquisition related expenses and $3 million of restructuring charges.

        Foreign exchange losses were $15 million in 2012 compared to losses of $4 million in 2011 driven by the impact of continued volatility of the Brazilian real relative to the U.S. dollar.

        A goodwill impairment charge of $514 million, representing all of the segment's goodwill assets, was recorded in the fourth quarter of 2012 upon completion of our annual impairment analysis. This analysis applies equal weighting to comparable market multiples (the market approach) and discounted cash flow projections (the income approach) to determine a range of values for the fair value of the reporting unit. All of the goodwill in our sugar business has been assigned at the segment level. The income approach estimates fair value by discounting the segment's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the business and includes, among other things, making assumptions about variables such as sugar and ethanol prices, future profitability, future capital expenditures and discount rates that might be used by a market participant. All of these assumptions are subject to a high degree of judgment. Compared to 2011 there was a significant decline in the estimated fair value of the reporting unit primarily due to lower current trading multiples of comparable companies in the industry, a lack of market transactions to provide independent insight into the market's perception of the current value of sugar milling operations and declines in global prices for both sugar and ethanol. Based on a detailed review of the results of these valuation approaches, it was determined that there were indicators of a potential impairment of the goodwill and further analysis was done to evaluate the fair value of the assets and liabilities of the segment as of the October 1, 2012 testing date. This allocation of the fair value included higher replacement values of our sugarcane mills compared to 2011, increased value allocated to sugarcane plantations and increased values of transportation and mechanization equipment related to sugarcane planting and harvesting. Upon completion of the analysis, 100% of the goodwill was determined to be impaired and a related charge was recorded within the segment. This non-cash charge does not have any impact on current or future cash flows or the performance of the underlying business.

        Noncontrolling interests were $25 million in 2012 and $(2) million in 2011 and represents the noncontrolling interests' share of period (income) loss at our non-wholly-owned Brazilian sugarcane mills. In 2012, $18 million of the noncontrolling interests' share of period loss was attributable to the noncontrolling interests' share of the goodwill impairment.

        Other income (expense) for 2012 was a net expense of $3 million compared to income of $4 million in 2011. Impairment charges of $10 million were recorded in 2012 associated with the write-down of an investment in a North American corn ethanol joint venture.

        Segment EBIT decreased by $617 million to a loss of $637 million in 2012 from a loss of $20 million in 2011 primarily as a result of the 2012 non-cash impairment charges for goodwill and an equity method investment and related loan as well as the unfavorable impact of lower sugar and ethanol prices and of higher unit costs due to lower sugarcane yields and ATR, on gross profit.

        Edible Oil Products Segment—Net sales increased $633 million from 2011 as the impact of higher sales volumes (which increased 11%) of approximately $949 million was partially offset by the impact of lower average selling prices (which decreased 4%) of approximately $316 million. Volumes increased primarily in Asia resulting from the expansion of our operations in China and our Amrit acquisition in India; volumes also increased in Europe.

        Cost of goods sold increased 8% as a result of the increased volumes in 2012, partially offset by a 3% decline in average raw material costs. Cost of goods sold in 2012 includes charges of $16 million related to certain value-added taxes in Brazil, impairment charges of $5 million related to the write-down of a European refining facility and certain inventory adjustments in the U.S.

        Gross profit of $446 million in 2012 declined 3% when compared to gross profit of $462 million in 2011 due primarily to the impact of the value-added tax charge in Brazil and the write-down of the European refining facility.

        SG&A increased $28 million to $353 million in 2012 compared to $325 million in 2011 primarily due to increased expenses and costs associated with the implementation of SAP in Brazil as well as the impact of acquisitions in India and North America. These increases were partially offset by the favorable impact of the weaker average Brazilian real on the translation of functional currency costs into U.S. dollars. SG&A for 2011 included a provision of $12 million for expiring tax credits in Brazil.

        Foreign exchange results for 2012 were losses of $8 million compared to gains of $3 million for 2011 driven by the impact of continued volatility of global currencies relative to the U.S. dollar.

        Noncontrolling interests were $2 million in 2012 and $(6) million in 2011 and represents the noncontrolling interests' share of period income at our non-wholly-owned subsidiaries, primarily in our European operations.

        Other income (expense) was $7 million of net expense in 2012 compared to $3 million of net income in 2011. Other income (expense) for 2011 included a $6 million gain related to the sale of an idled facility in Canada.

        Segment EBIT decreased by $57 million to $80 million in 2012 from $137 million in 2011. This decrease primarily resulted from lower gross profit driven by $20 million of charges related to certain value-added taxes in Brazil, $5 million of impairment charges in Europe and higher SG&A costs.

        Milling Products Segment—Milling products segment net sales decreased 9% from 2011 primarily due to an 8% decline in volumes, which accounts for approximately 88% of the decrease in net sales. Volumes in our Brazilian wheat milling business were well below last year, primarily as a result of lost sales opportunities due to the impact of an SAP implementation on operations in the first half of the year. Volumes were also significantly below last year in our U.S. corn milling business, resulting from a decline in demand for food-aid products in North America. These decreases were partially offset by the consolidation upon acquisition of a controlling interest in a North American wheat milling operation in the second quarter of 2012. The remaining 12% decrease in net sales resulted from lower average selling prices.

        Cost of goods sold decreased 8% from 2011 primarily due to lower corn and wheat milling sales volumes, lower average prices for corn and wheat and the favorable impact of the devaluation of the Brazilian real on local currency costs when translated into U.S. dollars. These decreases were partially offset by a charge of $6 million of charges related to certain value-added taxes in Brazil.

        Gross profit decreased 14% from 2011 primarily as a result of a lower value product mix, particularly in corn milling, lower overall volumes in both wheat and corn milling and the $7 million of charges related to certain value-added taxes in Brazil.

        SG&A expenses decreased 7% primarily due to the impact of the weaker average Brazilian real on the translation of functional currency costs into U.S. dollars which was partially offset by higher selling costs in Brazil. In addition, costs increased as a result of the consolidation of a North American wheat milling business following our acquisition of a controlling interest in the second quarter of 2012.

        Other income (expense) was zero in 2012 compared to income of $2 million in 2011 which included a $6 million gain on the sale of a wheat milling facility in Brazil.

        Gain on acquisition of controlling interest was $36 million related to the fair value adjustment of our minority investment in a North American wheat milling business upon acquisition of a controlling interest in the second quarter of 2012.

        Segment EBIT increased to $115 million in 2012 from $104 million in 2011 as lower gross profit and higher SG&A costs were more than offset by the gain on acquisition of controlling interest in a North American wheat milling business as described above.

        Fertilizer Segment—Fertilizer segment net sales decreased 18% in 2012 when compared to 2011 as a result of a decline in fertilizer sales volumes, primarily in Argentina, a decline in international fertilizer prices and a decline in port services provided by us, primarily in Brazil. Volumes declined 14%, mainly as a result of weaker demand for nitrogen fertilizers which impacted our Argentine operations. These volume declines accounted for approximately 73% of the decrease in net sales, with lower selling prices accounting for approximately 27% of the decline. Net sales were also reduced by the impact of the devaluation of the Brazilian real on local currency revenues when translated into U.S. dollars.

        Cost of goods sold decreased 17% primarily as a result of lower volumes, lower raw material costs in Argentina, and the impact of the real devaluation. These decreases were partially offset by higher industrial costs in Argentina.

        Gross profit of $76 million in 2012 declined from $95 million in 2011 primarily as a result of lower sales volumes. Our port operations in Brazil also reported lower margins resulting from lower throughput of import volumes as a result of a strike by federal customs workers during the year.

        SG&A declined to $35 million in 2012 from $38 million in 2011 primarily as a result of cost reduction efforts related to the Brazilian port operations and the favorable impact of the devaluation of the Brazilian real on local currency costs when translated to U.S. dollars.

        Foreign exchange results were a loss of $1 million in 2012 compared to a gain of $1 million in 2011.

        Noncontrolling interests were $3 million in 2012 and $4 million in 2011 and represents the noncontrolling interests' share of period income at our non-wholly-owned subsidiaries in our Brazilian port operations.

        Other income (expense) was expense of $14 million in 2012 compared to income of $9 million in 2011 primarily as a result of lower results in our Moroccan joint venture.

        Segment EBIT decreased 63% in 2012 to $23 million primarily as a result of lower fertilizer volumes, weaker results in our Moroccan joint venture and our Brazilian port operations.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2012	2011
Interest income	$53	$96
Interest expense	(294)	(295)

        Interest income decreased 45% primarily due to lower income from interest bearing receivables and lower average interest bearing cash balances. Interest expense was substantially unchanged from 2011. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense—In 2012, we recorded an income tax benefit of $6 million compared to expense of $55 million in 2011. The effective tax rate for 2012 was a benefit of 2% which included a tax benefit of $175 million related to the goodwill impairment charge in our sugar and bioenergy segment. Goodwill amortization is tax deductible in Brazil. This benefit reduced the effective tax rate for 2012 by 20%. The effective tax rate for 2011 was 5%. The lower effective tax rate for 2012 resulted primarily from the impact of the tax benefit on the goodwill impairment charge which more than offset higher taxable income in higher tax jurisdictions in 2012.

        Discontinued Operations—In December 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer business including blending facilities, brands and warehouses. As a result of this transaction, Bunge will exit its Brazilian fertilizer business and has reported the results from these operations as discontinued operations. Additionally, in December 2012 Bunge announced the sale of its interest in its fertilizer distribution venture to its partner GROWMARK, Inc. and would cease its North American fertilizer distribution operations in 2013, and has classified the results of those operations as discontinued operations. The net after-tax loss of $342 million in 2012 is primarily the result of nonrecurring charges associated with the pending sale of the Brazilian fertilizer operations, including an after-tax charge of $32 million related to an evaluation of the impact of the pending sale on recovery of long-term receivables from farmers in Brazil and a charge of $266 million related to an income tax valuation allowance as the pending sale of the business has reduced our ability to utilize this tax asset. Results of operations for the discontinued businesses were a loss of $44 million in 2012 and resulted from weakness in the Brazilian fertilizer market and an after-tax charge of $18 million related to a provision for an legacy environmental claim from 1998 in Brazil. Results from discontinued operations for 2011 were a loss of $25 million.

        Net Income Attributable to Bunge—2012 net income attributable to Bunge declined by $878 million to $64 million from $942 million in 2011. This decrease was primarily the result of an after-tax charge of $327 million related to the impairment of sugar and bioenergy segment goodwill, a loss of $342 million for results of discontinued operations, net of tax as noted above and after-tax impairment charges of $34 million related to the write-down of equity method investments and related loans.

  2011 Compared to 2010

        Agribusiness Segment—Agribusiness segment net sales increased 29% due primarily to an increase in average selling prices for agricultural commodities resulting from global supply and demand factors, and higher volumes. Volumes increased by 8% when compared to 2010 due to stronger origination and processing volumes in South America, higher distribution volumes, primarily in Europe due to increased availability of sunflower seed, and the expansion of our grain origination operations in North America and oilseed processing operations in Asia.

        Cost of goods sold increased 31% compared to 2010 due primarily to the increase in commodity prices and higher volumes. Cost of goods sold was also unfavorably impacted by the effect of the weaker average U.S. dollar on the translation of functional currency costs. Cost of goods sold in 2010 included $36 million of impairment and restructuring charges.

        Gross profit increased to $1,687 million from $1,631 million in 2010 driven by improved grain origination margins and volumes in the first half of 2011 which benefited from a large South American harvest and improved North American oilseed processing margins. Also contributing to the results were strong oilseed processing margins and volumes in South America resulting from better crops, and higher distribution volumes, particularly sunflower seeds in Europe, during the second half of the year. Gross profit in 2010 was reduced by $36 million of impairment and restructuring charges.

        SG&A expenses of $774 million decreased slightly when compared to 2010. Restructuring charges of $4 million were recorded in 2010.

        Foreign exchange losses were $16 million in 2011 compared to losses of $1 million in 2010, related primarily to the volatility of many global currencies relative to the U.S. dollar during both periods. Foreign exchange losses in both 2011 and 2010 were partially offset by inventory mark-to-market impacts included in cost of goods sold.

        Gain on sale of investment in affiliates of $37 million in 2011 was related to the sale of our interest in a European oilseed processing joint venture.

        Noncontrolling interests were $18 million in 2011 and $44 million in 2010 and represents the noncontrolling interests' share of period income at our non-wholly-owned subsidiaries, primarily our oilseed processing operations in China.

        Other income (expense) for 2011 was a net expense of $11 million compared to income of $20 million in 2010.

        Agribusiness segment EBIT increased 9% as a result of the factors discussed above.

        Sugar and Bioenergy Segment—Sugar and bioenergy segment net sales increased 31% when compared to 2010 largely due to higher selling prices for sugar and ethanol. Volumes were substantially unchanged from 2010 with improved industrial volumes largely offset by lower sugar merchandising volumes.

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

        Noncontrolling interest of $(2) million in 2011 and $9 million in 2010 represents the noncontrolling interests' share of period (income) loss at our non-wholly-owned Brazilian sugarcane mills.

        Segment EBIT decreased by $7 million to a loss of $20 million from a loss of $13 million in 2010 as increases in SG&A and the impact of foreign exchange losses relative to 2010 gains more than offset improvements in gross profit.

        Edible Oil Products Segment—Net sales increased 30% primarily due to higher average selling prices of edible oil products. Volumes increased slightly when compared to 2010.

        Cost of goods sold increased 32% as a result of higher raw material costs. Cost of goods sold in 2010 included impairment charges of $27 million primarily related to the write-down of a European oilseed processing and refining facility.

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

        Milling Products Segment—Milling products segment net sales increased 25% from 2010 due to higher average selling prices as global corn and wheat prices increased compared to last year. Volumes increased slightly as higher volumes in our U.S. rice milling business acquired in the fourth quarter of 2010 more than offset decreases in our corn and wheat milling volumes.

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

        Other income (expense) was income of $2 million in 2011 compared to income of $11 million in 2010 which included a $6 million gain on the sale of a wheat milling facility in Brazil.

        Segment EBIT increased to $104 million in 2011 from $67 million in 2010 primarily as a result of increased gross profit as described above.

        Fertilizer Segment—Fertilizer segment net sales decreased 46% in 2011 when compared to 2010 as a result of the decline in volumes which was slightly offset by higher international fertilizer prices. Volumes declined 64% compared to 2010 primarily due to the sale of our Brazilian nutrients assets, including Fosfertil, in the second quarter of 2010.

        Cost of goods sold decreased 56% primarily as a result of lower volumes despite higher raw material costs. Cost of goods sold in 2010 included restructuring charges of $4 million.

        Gross profit of $95 million in 2011 improved from $(14) million in 2010 as a result of improved margins in our Argentine operations and the sale of our Brazilian nutrients assets which had incurred losses in 2010.

        SG&A declined to $38 million in 2011 from $98 million in 2010 primarily as a result of the elimination of certain costs associated with the Brazilian fertilizer nutrients assets.

        Gain on sale of fertilizer nutrients assets was $2,440 million in 2010. The disposal of our Brazilian nutrients assets, including our investments in Fosfertil and Fosbrasil, a phosphoric acid joint venture, was completed during the second quarter of 2010.

        Foreign exchange gains were $1 million in 2011 compared to gains of $16 million in 2010, primarily due to changes in U.S. dollar monetary liability positions funding working capital during 2011 when compared to 2010.

        Noncontrolling interests of $4 million in 2011 and $38 million in 2010 were the noncontrolling interests' share of period income. 2010 included the noncontrolling interest share of income related to Fosfertil which was disposed of in the second quarter of 2010 as part of the Brazilian nutrients asset sale.

        Other income (expense) decreased to $9 million from $20 million in 2010 primarily due to weaker results in our Moroccan phosphate joint venture driven by the acceleration of a scheduled annual maintenance shut-down due to volatile margins.

        Segment EBIT decreased to $63 million compared to $2,326 million in 2010 which included the $2,440 million gain on the sale of the Brazilian nutrients assets.

        Loss on Extinguishment of Debt—In 2010, we recorded an expense of $90 million related to make-whole payments made in connection with the early repayment of approximately $827 million of debt with a portion of the proceeds from the sale of the Brazilian fertilizer nutrients assets.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2011	2010
Interest income	$96	$67
Interest expense	(295)	(294)

        Interest income increased 43% primarily due to interest income related to certain income tax prepayments, primarily in Brazil. Interest expense increased slightly as higher average borrowings resulting from increased working capital requirements during 2011 more than offset the impact of lower average interest rates when compared to 2010. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense—In 2011, we recorded income tax expense of $55 million compared to $699 million in 2010. The effective tax rate for 2011 was 5% compared to 23% in 2010. The lower effective tax rate for 2011 resulted primarily from lower taxable income in higher tax jurisdictions, particularly Brazil. The effective tax rate for 2010 resulted primarily from the tax impact of the gain on the Brazilian fertilizer nutrients assets sale in the second quarter of 2010.

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

        Discontinued Operations—On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer business including blending facilities, brands and warehouses. As a result of this transaction, Bunge will exit its Brazilian fertilizer business and has reported the results from these operations as discontinued operations. Additionally, Bunge has announced it would cease its North American fertilizer operations in 2013 and has classified the results of those operations as discontinued operations. The net after-tax loss of these businesses was $25 million in 2011 which was driven by the continued weakness in the Brazilian fertilizer market. Results from discontinued operations for 2010 were net income of $38 million.

        Net Income Attributable to Bunge—2011 net income attributable to Bunge was $942 million compared to $2,354 million in 2010 which included the $1,901 million gain on the sale of the Brazilian fertilizer nutrients assets.

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

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.50 and 1.70 at December 31, 2012 and 2011, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents were $569 million at December 31, 2012 and $835 million at December 31, 2011. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns. Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and in government securities.

        Readily Marketable Inventories—Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment were $4,892 million at December 31, 2012 and $3,724 million at December 31, 2011, respectively. Agribusiness readily marketable inventories are valued at fair value. The sugar and bioenergy segment included readily marketable sugar inventories of $199 million and $139 million at December 31, 2012 and December 31, 2011, respectively. Of these readily marketable sugar inventories, $144 million and $83 million, respectively were in our trading and merchandising business and were carried at fair value. Sugar inventories in our industrial business are readily marketable, but are carried at lower of cost or market. Readily marketable inventories at fair value in the aggregate amount of $215 million and $212 million at December 31, 2012 and December 31, 2011, respectively, were included in our edible oil products segment inventories. We recorded interest expense on debt financing for readily marketable inventories of $133 million and $106 million in the year ended December 31, 2012 and 2011, respectively.

        Financing Arrangements and Outstanding Indebtedness—We conduct most of our financing activities through a centralized financing structure that enables us and our subsidiaries to borrow more efficiently. This structure includes a master trust facility, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge

Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities—At December 31, 2012, we had approximately $3,361 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, all of which was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Availability	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2012	December 31, 2012	December 31, 2011
		(US$ in millions)
Commercial Paper	2016	$526	$—	$73
Long-Term Revolving Credit Facilities(1)	2014-2016	2,835	—	250

Total		$3,361	$—	$323

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

        Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. On June 22, 2012, Moody's Investor Services downgraded the credit ratings of certain financial institutions, including two banks with an aggregate commitment of $74 million under our $600 million liquidity facility. As these banks no longer met the minimum ratings required to participate in the liquidity facility following the downgrades, these banks' commitments under the liquidity facility were terminated and the amount available under the facility was reduced by $74 million to $526 million. As a result of the reduction of the liquidity facility, the size of our commercial paper program was also simultaneously reduced to $526 million. Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings. At December 31, 2012, there were no borrowings outstanding under the commercial paper program. In January 2013, we increased the commitments under the liquidity facility to $600 million and therefore simultaneously increased the size of our commercial paper program to $600 million.

        In October 2012, we increased the available amount under our syndicated $1,000 million revolving credit facility which matures on November 17, 2016 to $1,085 million pursuant to the term of the facility agreement. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt. There were no borrowings outstanding under this credit agreement at December 31, 2012.

        In addition, we had no borrowings outstanding at December 31, 2012 under our syndicated $1,750 million revolving credit agreement that matures on April 19, 2014. Borrowings under the credit agreement bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, based generally on the credit ratings of our senior long-term unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit agreement at 35% of the applicable margin.

        In addition to the committed facilities above, from time to time, we enter into uncommitted short-term credit lines as necessary based on our liquidity requirements. At December 31, 2012 and 2011, $1,000 million and $400 million, respectively, were outstanding under these uncommitted short-term credit lines.

        Short and Long-Term Debt—Our short and long-term debt increased by $1,768 million at December 31, 2012 from December 31, 2011, primarily due to higher working capital levels.

        For the year ended December 31, 2012, our average short and long-term debt outstanding was approximately $6,338 million compared to $4,964 million for the year ended December 31, 2011. The increase resulted primarily from higher inventories and commodity prices. Generally, our borrowings increase in times of rising commodity prices as we borrow to acquire inventory and fund margin calls on our short futures positions which are hedging physical inventories. The long-term debt outstanding balance was $4,251 million at December 31, 2012 compared to $3,362 million at December 31, 2011. The following table summarizes our short-term debt activity during the year ended December 31, 2012.

(US$ in millions)	Outstanding Balance at December 31, 2012	Weighted Average Interest Rate at December 31, 2012	Highest Balance Outstanding During 2012(1)	Average Balance During 2012(1)	Weighted Average Interest Rate During 2012
Bank Borrowings	$1,598	6.59%	$3,504	$1,718	3.89%
Commercial Paper	—	—	471	89	0.45%

Total	$1,598	6.59%	$3,975	$1,807	3.72%

(1)
Based on monthly balances.

        In March 2012, we acquired an asset management business and were deemed the primary beneficiary of certain related investment funds resulting in the consolidation of these investment funds. As a result, our long-term debt balance increased by $354 million. This debt is not an obligation of Bunge and the investment funds' creditors do not have any recourse to Bunge under the relevant debt agreements.

        In June 2012, we completed the sale of $600 million aggregate principal amount of unsecured senior notes bearing interest at 3.20% per annum and maturing on June 15, 2017. The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in June and December of each year, commencing in December 2012. The net proceeds from this offering of approximately $595 million after deducting underwriters' commissions and offering expenses were used for general corporate purposes, including the repayment of outstanding indebtedness, including indebtedness under our revolving credit facilities. Debt issuance costs of approximately $5 million were paid in conjunction with the issuance of the senior notes and will be amortized to interest expense on a straight-line basis over the five-year term of the senior notes.

        In August 2012, the $300 million 3.32% fixed rate term loan credit facility due 2013 was amended to include additional borrowing capacity of $100 million carrying a variable rate of interest of LIBOR plus 1.38%.

        The following table summarizes our short and long-term indebtedness:

	December 31,
(US$ in millions)	2012	2011
Short-term debt:
Short-term debt(1)	$1,598	$719
Current portion of long-term debt	719	14

Total short-term debt	2,317	733
Long-term debt(2):
Revolving credit facilities	—	250
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	300	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)(3)	100	—
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016(4)(5)	42	64
Other	323	216

Subtotal	3,897	3,362

Less: Current portion of long-term debt	(719)	(14)

Total long-term debt excluding investment fund debt	3,178	3,348
Consolidated non-recourse investment fund debt(6)	354	—

Total debt	$5,849	$4,081

(1)
Includes $378 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 18.78% as of December 31, 2012 and $97 million at a weighted-average interest rate of 22.72% as of December 31, 2011.

(2)
Includes secured debt of $130 million and $66 million at December 31, 2012 and December 31, 2011, respectively.

(3)
In August 2012, the $300 million 3.32% fixed rate term loan credit facility was amended to include additional borrowing capacity of $100 million carrying a variable interest rate of LIBOR plus 1.38%.

(4)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(5)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum at December 31, 2012 and 6.00% per annum at December 31, 2011.

(6)
Long-term debt of consolidated investment funds at December 31, 2012 with no recourse to Bunge maturing at various dates through 2017.

        Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2012 were as follows:

	Short-term Debt	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB-	Positive
Moody's	P-1	Baa2	Stable(1)
Fitch	Not Rated	BBB	Negative

(1)
On February 27, 2013 Moody's Investor Services, Inc. affirmed our Baa long-term senior unsecured debt rating while changing the outlook on the rating to "negative" from "stable".

        Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms. A significant increase in our borrowing costs could impair our ability to compete effectively relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2012.

        Interest Rate Swap Agreements—We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates. Ineffectiveness, as defined in ASC Topic 815 Derivatives and Hedging, is recognized to the extent that these two adjustments do not offset.

        Equity—Our total shareholders' equity was $11,255 million at December 31, 2012, as set forth in the following table:

	December 31,
(US$ in millions)	2012	2011
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,909	4,829
Retained earnings	6,792	6,917
Accumulated other comprehensive income	(1,410)	(610)
Treasury shares, at cost (2012 and 2011—1,933,286)	(120)	(120)

Total Bunge shareholders' equity	10,862	11,707
Noncontrolling interests	393	368

Total equity	$11,255	$12,075

        Total Bunge shareholders' equity decreased to $10,862 million at December 31, 2012 from $11,707 million at December 31, 2011. The change in equity was primarily due to foreign currency translation losses of $805 million and declared dividends to common and preferred shareholders of $151 million and $34 million, respectively, partially offset by net income attributable to Bunge for the year ended December 31, 2012 of $64 million.

        Noncontrolling interests increased to $393 million at December 31, 2012 from $368 million at December 31, 2011 due primarily to an acquisition of noncontrolling interest totaling $40 million and capital contributions totaling $13 million by noncontrolling interest holders, partially offset by dividends of $7 million to noncontrolling interests.

        At December 31, 2012, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend rate of $4.875 per share. Dividends are cumulative and are payable quarterly in arrears. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into approximately 1.1059 Bunge Limited common shares, based on the conversion price of $90.4265 per share, subject to certain additional anti-dilution adjustments. At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible preference shares are not redeemable by us at any time.

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

        2012 Compared to 2011—In 2012, our cash and cash equivalents decreased by $266 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2011, our cash and cash equivalents increased by $257 million.

        Our operating activities used cash of $457 million for the year ended December 31, 2012 compared to generated cash of $2,614 million in 2011. The negative cash flows from operating activities for the year ended December 31, 2012 resulted primarily from higher average working capital needs. The positive cash flows from operating activities for the year ended December 31, 2011 resulted primarily from improved cash earnings from operations. Operating cash inflows in 2011 also included the net proceeds of approximately $640 million from sales of accounts receivable under our new global trade receivables securitization program that we entered into in June. Cash outflows included approximately $500 million of trade accounts payable related to fertilizer imports as we can more efficiently fund fertilizer imports through internal sources and $112 million of payments of accrued export tax obligations in Argentina.

        Certain of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. U.S. dollar-denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2012 and December 31, 2011, we recorded foreign exchange gain of $74 million and a loss $113 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $967 million in the year ended December 31, 2012 compared to $1,220 million in 2011. Cash used for investing activities during 2012 related primarily to capital expenditures of $1,095 million and included investments related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India and construction of a port terminal in Brazil.

        In 2012, in addition to capital expenditures, we acquired an edible oils and fats business in India for $94 million (net of cash acquired) consisting of $77 million in cash and acquired debt of $17 million. In addition, we acquired an asset management company in Europe for $9 million net of cash acquired, a controlling interest in a North American wheat milling and bakery mix business for $102 million in cash (net of cash acquired) and redeemable noncontrolling interest of $8 million, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million and a controlling interest in a European oilseed processing and biodiesel joint venture for $54 million consisting of $17 million in cash and redeemable noncontrolling interest of $37 million. Finally, we acquired a margarine business in Poland for $7 million in cash. Cash used during the year was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.

        During 2011, we acquired a port terminal in Ukraine for $100 million (net of $2 million cash acquired), consisting of $83 million in cash and $17 million of obligations related to assets under construction, a tomato products business in Brazil for $97 million, consisting of $81 million in cash and $16 million in contingent liabilities, and a margarine business and grain elevator operations in North America for a total of $28 million. We also sold our investment in a European oilseed processing facility joint venture for cash proceeds of $54 million and a cost method investment in Russia for net proceeds of $16 million. Proceeds from the sale or disposal of property, plant and equipment of $141 million in 2011 included the sale of certain buildings and other equipment.

        Investments in affiliates in 2012 included activities related to the construction of an oilseed processing plant in Paraguay, construction of a wet corn milling plant in Argentina, an investment in a palm plantation joint venture in Indonesia and an additional investment in a North America corn ethanol joint venture. Investments in affiliates in 2011 included expansion of grain elevator operations and the acquisition of a fertilizer storage terminal in the U.S., construction of an oilseed processing facility in Paraguay, as well as the establishment of a shipping joint venture.

        Cash provided by financing activities was $1,206 million in the year ended December 31, 2012 compared to cash used of $1,060 million in 2011. For the year ended December 31, 2012, we had a net increase of $1,368 million in borrowings primarily due to increased working capital requirements. In 2011, we had a net decrease of $824 million in borrowings due primarily to debt maturities within the year which were repaid with cash generated from operations. Dividends paid to our common shareholders in the years ended December 31, 2012 and 2011 were $151 million and $140 million, respectively. Dividends paid to holders of our convertible preference shares was $34 million for the years ended December 31, 2012 and 2011. During the year ended December 31, 2011, in connection with our common share repurchase program, we repurchased 1,933,286 common shares at a cost of $120 million. There were no shares repurchased during the year ended December, 31, 2012. Bunge repurchased 8,647,859 common shares for $474 million from inception of the program in June 2010 through December 31, 2012.

        2011 Compared to 2010—In 2011, our cash and cash equivalents increased by $257 million, reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2010, our cash and cash equivalents increased by $25 million, reflecting the net proceeds of $3.5 billion (included in cash provided by investing activities), net of $144 million of transaction costs and $280 million of withholding tax included as a component of cash used for operations, from our Brazilian fertilizer nutrients assets sale, offset by utilization of cash to repay debt, repurchase shares and the net impact of cash flows from other operating, investing and financing activities.

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

        Cash used for investing activities was $1,220 million in the year ended December 31, 2011, compared to cash generated of $2,509 million in 2010, reflecting the proceeds of $3.5 billion, net of $144 million transaction costs and $280 million of withholding tax included as a component of cash used for operations, from the sale of our Brazilian fertilizer nutrients assets. Cash used for investing activities during 2011 related primarily to capital expenditures of $1,125 million and included investments related to sugarcane planting in Brazil, the completion of our EGT, LLC export terminal in the state of Washington, U.S., as well as other logistics and transportation assets, completion of oilseed processing facilities in China and Vietnam, expansion of our edible oil refining and packaging businesses in Europe, North America and Asia, and investments in management information systems. Proceeds from the sale or disposal of property, plant and equipment of $141 million in 2011 included the sale of certain buildings and other equipment.

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

        Trade Receivables Securitization Program—Our trade receivable securitization program entered into in June 2011, provides us with an additional source of liquidity. The program provides funding for up to $700 million against receivables sold into the program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

        At December 31, 2012 and 2011, $772 million and $836 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the program totaled $13,823 million and $7,531 million for the year ended December 31, 2012 and the period from inception of the program (June 1, 2011) through December 31, 2011, respectively. In addition, cash collections from customers on receivables previously sold were $14,031 million and $6,872 million for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the program for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011 were $14,054 million and $7,778 million, respectively. These sales resulted in discounts of $19 million and $5 million for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011, which were included in SG&A in the consolidated statements of income. Servicing fees under the program were not significant in any period.

        Bunge's risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $134 million and $192 million at December 31, 2012 and 2011, respectively, and is included in other current assets in the consolidated balance sheets (see Note 6 of the notes to the consolidated financial statements). The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable sold under the program during the year ended December 31, 2012 and the period from inception of the program through December 31, 2011 were insignificant. Bunge has reflected all cash flows under the securitization program as operating cash flows in the consolidated statements of cash flows for the year ended December 31, 2012 and 2011, including changes in the fair value of the deferred purchase price of $4 million for the year ended December 31, 2012 and $4 million for the period from inception of the program through December 31, 2011.

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

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2011 to December 31, 2012, the Brazilian real devalued by approximately 8%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

        On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer business including blending facilities, brands and warehouses. Included in this transaction are current fertilizer trade accounts receivables. Long-term fertilizer receivables are excluded from the transaction. As a result of the entry into the agreement for the sale of the Brazilian fertilizer operations we reassessed the collectability of certain of the long-term receivables as a result of our exit from the Brazilian fertilizer market. This resulted in additional reserves of $49 million being recorded in 2012.

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

        The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2012	2011
Trade accounts receivable (current)(1)	$27	$178
Allowance for doubtful accounts (current)	5	1
Trade accounts receivable (non-current)(2)(3)	176	230
Allowance for doubtful accounts (non-current)(2)	159	129
Total trade accounts receivable (current and non-current)	203	408
Total allowance for doubtful accounts (current and non-current)	164	130
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	81%	32%

(1)
2012 amounts exclude $189 million of accounts receivable net of a reserve of $2 million classified as held for sale at December 31, 2012 (see Note 3 to the notes to the consolidated financial statements).

(2)
Recorded in other non-current assets in the consolidated balance sheets.

(3)
Includes certain amounts related to defaults on customer financing guarantees.

        Secured Advances to Suppliers and Prepaid Commodity Contracts—We purchase soybeans through prepaid commodity purchase contracts (advance cash payments to suppliers against contractual obligations to deliver specified quantities of soybeans in the future) and secured advances to suppliers (advances to suppliers against commitments to deliver soybeans in the future), primarily in Brazil. These financing arrangements are typically secured by the farmer's future crop and mortgages on the farmer's land, buildings and equipment, and are generally settled after the farmer's crop is harvested and sold.

        Interest earned on secured advances to suppliers of $27 million, $25 million and $25 million for 2012, 2011 and 2010, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 12 of the notes to the consolidated financial statements for more information.

	December 31,
(US$ in millions)	2012	2011
Prepaid commodity contracts	$277	$180
Secured advances to suppliers (current)	396	349

Total (current)	673	529
Soybeans not yet priced(1)	(5)	(346)

Net	668	183
Secured advances to suppliers (non-current)	212	253

Total (current and non-current)	880	436

Allowance for uncollectible advances (current and non-current)	$(78)	$(73)

(1)
Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2012.

  Capital Expenditures

        Our cash payments made for capital expenditures were $1,095 million, $1,125 million and $1,072 million in 2012, 2011 and 2010, respectively. We intend to make capital expenditures of approximately $1,200 million in 2013. Of this amount, we expect that approximately 25% will be used for maintenance, safety and environmental programs. The balance primarily pertains to continued investments to expand our business. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2012:

(US$ in millions)	Maximum Potential Future Payments
Customer financing(1)	$46
Unconsolidated affiliates financing(2)	22
Residual value guarantee(3)	69

Total	$137

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2012, Bunge had approximately $22 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. Bunge's recorded obligation related to these outstanding guarantees was $15 million at December 31, 2012.

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2013, 2014 and 2017. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2012, Bunge recorded no obligation related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At December 31, 2012, Bunge's recorded obligation related to these guarantees was $4 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2012, our consolidated balance sheet includes debt with a carrying amount of $4,332 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other subsidiary of ours to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2013	2014-2015	2016-2017	2018 and there after
Other short-term borrowings(1)	$1,598	$1,598	$—	$—	$—
Variable interest rate obligations(1)	11	6	3	1	1
Long-term debt(1)(2)	4,206	716	1,218	1,549	723
Interest obligations on fixed rate debt	692	189	264	157	82
Non-cancelable operating lease obligations(3)	817	169	225	148	275
Capital commitments	367	304	63	—	—
Freight supply agreements(4)	568	157	124	58	229
Inventory purchase commitments	67	67	—	—	—
Power supply purchase commitments	4	4	—	—	—

Total contractual cash obligations(5)(6)	$8,330	$3,210	$1,897	$1,913	$1,310

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
Excludes unamortized net gains of $45 million related to terminated interest rate swap agreements recorded in long-term debt.

(3)
Represents future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.

(4)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $9 million in 2013. These agreements range from two months to approximately five years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(5)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2012, Bunge had gross unrecognized tax liabilities of $108 million, including related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 of the notes to the consolidated financial statements.

(6)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $62 million in 2013. We also expect to make a significant contribution to our plans in future years.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average life of five years and cover approximately 228,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (ATR) per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In 2012, 2011 and 2010, Bunge made payments related to these agreements of $181 million, $91 million and $61 million, respectively. Of these amounts $127 million, $40 million and $23 million in 2012, 2011 and 2010, respectively, were advances for future production and $54 million, $51 million and $38 million were included in cost of goods sold in the consolidated statements of income for 2012, 2011 and 2010, respectively.

  Employee Benefit Plans

        We expect to contribute $48 million to our defined benefit pension plans and $14 million to our post-retirement healthcare benefit plans in 2013.

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

        We follow the accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon an analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, we have determined that the long-term receivables from farmers in Brazil is a single portfolio segment.

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

        For both classes, a long-term receivable from farmers in Brazil is considered impaired, based on current information and events, if we determine it to be probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income on secured advances to farmers is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, where amounts collected are credited first against the receivable and then to any unrecognized interest income.

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

Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2012, 2011 and 2010.

        Our readily marketable commodity inventories, forward purchase and sale contracts, and exchange traded futures and options are primarily valued at fair value. Readily marketable inventories are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

  Recoverable Taxes

        We evaluate the collectability of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2012 and 2011, the allowance for recoverable taxes was $105 million and $98 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. Bunge recorded no significant impairment charges for the year ended December 31, 2012 or 2011.

        In 2010, we recorded pre-tax non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility, $12 million related to the closure of an older, less efficient oilseed processing facility in the

United States and a co-located corn oil extraction line, $9 million related to the closure of oilseed processing and refining facilities in Europe with restructuring of our European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil, $3 million related to the write-down of an older and less efficient Brazilian distribution center and $2 million related to the write-down of an administrative office in Brazil.

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. In 2012, we recorded $9 million of pre-tax, non-cash impairment charges in other income (expense)-net and $1 million in selling, general and administrative expenses in our agribusiness segment relating to the write-down of two separate equity method investments in European biodiesel producers and a related loan to a European biodiesel joint venture. We also recorded $10 million of pre-tax, non-cash impairment charges in other income (expense)-net and $29 million in selling, general and administrative expenses in our sugar and bioenergy segment relating to an equity investment in and a related loan to a North American corn ethanol joint venture. The fair values of the investments were determined utilizing projected cash flows of the joint ventures. We did not have any significant impairment charges relating to our equity investments for the year ended December 31, 2011 or 2010.

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

        We use a two-step process to test goodwill at the reporting unit level. Fair value is estimated using a discounted cash flow model which considers forecasted cash flows discounted at an estimated weighted-average cost of capital for each reporting unit. We selected the discounted cash flow methodology as we believe it is comparable to what would be used by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the use of significant judgments, including judgments about appropriate discount rates, growth rates and terminal values and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. Sensitivity analyses are performed in order to assess the reasonableness of assumptions.

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

        We performed our annual impairment tests in the fourth quarters of 2012, 2011 and 2010. For the year ended December 31, 2012, we recorded pre-tax impairment charges of $514 million for the goodwill in our sugar and bioenergy segment. For all other reporting units, the estimated fair values of the reporting units were determined to be sufficiently in excess of their respective carrying values with no indication of impairment. There were no significant impairment charges relating to goodwill or other indefinite-lived intangible assets for any of the years ended December 31, 2011 and 2010.

  Contingencies

        We are a party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, and have accrued our estimates of the probable costs to resolve these claims. These estimates have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings."

  Employee Benefit Plans

        We sponsor various U.S. and foreign (primarily in Canada, Europe and Brazil) pension and postretirement benefit plans. In connection with the plans, we make various assumptions in the determination of projected benefit obligations and expense recognition related to pension and postretirement obligations. Key assumptions include discount rates, long-term rates of return on plan assets, asset allocations and rates of future compensation increases. Management develops its assumptions based on its experience and by reference to market related data. All assumptions are reviewed periodically and adjusted as necessary.

        A one-percentage point decrease in the aggregate in the assumed discount rate on the U.S. and foreign defined benefit pension and postretirement healthcare benefit plans would increase annual expense by $9 million and $2 million, respectively, and would increase the projected benefit obligation by $97 million and $25 million, respectively. A one-percentage point increase in the aggregate in the assumed discount rate on the U.S. and foreign defined benefit pension and postretirement healthcare benefit plans would decrease annual expense by $7 million and $2 million, respectively, and would decrease the projected benefit obligation by $77 million and $22 million, respectively. A one-percentage point increase or decrease in the long-term asset return assumptions on our defined benefit pension plan assets would increase or decrease annual pension expense by $4 million and $1 million, respectively.

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

        Prior to recording a valuation allowance, our deferred tax assets were $1,776 million and $1,703 million at December 31, 2012 and 2011, respectively. However, we have recorded valuation allowances of $455 million and $187 million at December 31, 2012 and 2011, respectively, as a result of uncertainty regarding the recoverability of certain net operating loss carryforwards.

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S., Brazil, Argentina and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2012 and 2011, we had recorded tax liabilities of $108 million and $116 million, respectively, in our consolidated balance sheets.

New Accounting Pronouncements

        Adoption of New Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between GAAP and International Financial Reporting Standards (IFRS) requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard on January 1, 2012 did not have a material impact on Bunge's consolidated financial statements.

        New Accounting Pronouncements—In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The amendment is effective for annual and interim periods beginning on January 1, 2013 on a retrospective basis for all comparative periods presented. The adoption of this standard may expand Bunge's disclosures but is not expected to impact Bunge's consolidated financial results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. We have a corporate risk management group which analyzes and monitors various risk exposures globally, as well as risk management professionals in each of our operating regions. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees, reviews and periodically revises our overall risk management policies and limits.

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

Credit and Counterparty Risk

        Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from both cash contracts and OTC derivative instruments (including forward purchase and sale contracts). Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by local credit staffs and review by various local and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

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

Commodities Risk

        We operate in many areas of the food and feed industries, from agricultural raw materials to the production and sale of branded food ingredients. As a result, we purchase and/or produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat and corn. In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance, including as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.

        We enter into various agricultural commodity derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used for and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk (VaR) limits. We measure and review our net commodities position on a daily basis.

        Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% and 99% confidence intervals. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$2,500	$(250)	$1,993	$(199)
Highest short position	(129)	(13)	(551)	(55)

Ocean Freight Risk

        Ocean freight represents a significant component of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately eight years. We use financial derivatives, known as freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2012 was not material.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $295 million and $548 million for the years ended December 31, 2012 and 2011, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2012, was $6,179 million with a carrying value of $5,849 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2012 would result in a decrease of approximately $113 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2012 would cause an increase of approximately $118 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $29 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

  Derivative Instruments

        Interest Rate Derivatives—Interest rate swaps used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis swap agreements are recorded in earnings. There were no outstanding interest rate swap agreements as of December 31, 2012 or 2011.

        We recognized approximately zero, $6 million and $9 million as a reduction in interest expense in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively, relating to interest rate swap agreements outstanding during the respective periods. In addition, during the years ended December 31, 2012, 2011 and 2010, we recognized gains of approximately $20 million, $13 million and $11 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        Foreign Exchange Derivatives—We use a combination of foreign exchange forward swap and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.

        We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

        The table below summarizes the notional amounts of open foreign exchange positions.

	December 31, 2012
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(10)	$(299)	$170	Delta
Forwards	(100)	(15,581)	11,787	Notional
Swaps	—	(8)	38	Notional

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

        Commodity Derivatives—We use derivative instruments to primarily manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on agricultural commodity inventories and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our wholly-owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        The table below summarizes the volumes of open agricultural commodities derivative positions.

	December 31, 2012
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(4,381,365)	—	—	Metric Tons
Options	(18,122)	—	—	Metric Tons
Forwards	—	(30,532,513)	30,582,932	Metric Tons
Swaps	—	(7,454,078)	1,361	Metric Tons

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

	December 31, 2012
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(2,289)	—	—	Hire Days
FFA Options	(1,351)	—	—	Hire Days

(1)
Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

        Energy Derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2012
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	5,207,197	—	—	MMBtus
Swaps	—	—	880,000	MMBtus
Options	(3,001,906)	—	—	MMBtus
Energy-Other
Futures	3,192,497	—	—	Metric Tons
Forwards	—	—	12,791,373	Metric Tons
Swaps	37,861	(4,000)	—	Metric Tons
Options	(53,409)	—	—	Metric Tons

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

Item 8.   Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-74 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

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

        As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        Except as described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2013 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

Exhibit Number	Description
10.1	Fifth Amended and Restated Pooling Agreement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York Mellon, as Trustee (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)
10.2
Fifth Amended and Restated Series 2000-1 Supplement, dated as of February 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)
10.3*
Tenth Amended and Restated Liquidity Agreement, dated as of January 31, 2013, among Bunge Asset Funding Corp., the financial institutions party thereto, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.4	Annex X, dated as of November 17, 2011 (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
10.5
Seventh Amended and Restated Guaranty, dated as of November 17, 2011, by Bunge Limited, as Guarantor, to Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
10.6
Facility Agreement, dated as of March 23, 2011, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., The Royal Bank of Scotland plc, Standard Chartered Bank, UniCredit Bank AG, New York Branch, SG Americas Securities LLC, Natixis, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International) and Lloyds TSB Bank plc, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 25, 2011)
10.7
Amended and Restated Guaranty, dated as of April 23, 2012, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 10-Q filed on May 7, 2012)
10.8
Five-Year Revolving Credit Agreement, dated as of November 17, 2011, among Bunge Limited Finance Corp., as borrower, Citibank, N.A. and CoBank, ACB, as syndication agents, BNP Paribas, The Bank of Tokyo Mitsubishi UFJ, Ltd. and CoBank, ACB, as documentation agents, JPMorgan Chase Bank, N.A. as administrative agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)

Exhibit Number	Description
10.9	Guaranty, dated as of November 17, 2011, by Bunge Limited to JPMorgan Chase Bank, N.A., as administrative agent under the 5-Year Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 23, 2011)
++10.10
Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q/A filed on November 30, 2011)
10.11
First Amendment to Receivables Transfer Agreement, dated May 24, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.12*
Second Amendment to Receivables Transfer Agreement, dated July 25, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider
++10.13
Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.14
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.15
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.16
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number	Description
++10.17	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.18
First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
++10.19
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.20
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.21	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.22	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.23	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.24
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.25
Form of Performance Based Restricted Stock Unit-Target Operating Profit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.26	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.27	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.28	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.29
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

Exhibit Number	Description
10.30	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.31	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.32
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.33	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.34
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.35	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.36	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.37	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.39	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.40	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.41*	Description of Non-Employee Directors' Compensation
10.42	Employment Agreement (Amended and Restated as of February 6, 2013) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.43	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.44	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.45	Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.46	Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)

Exhibit Number	Description
10.47	Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.48	Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.49	Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101**
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

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

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowances for doubtful accounts(a)	$350	58	3		(111	)(c)	$300
Allowances for secured advances to suppliers	$75	17	3		(8)		$87
Allowances for recoverable taxes	$164	20	(20)		(46	)(e)	$118
Income tax valuation allowances	$116	128	1		—		$245
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowances for doubtful accounts(a)	$300	62	(23)		(92	)(c)	$247
Allowances for secured advances to suppliers	$87	6	(9)		(11)		$73
Allowances for recoverable taxes	$118	14	(6)		(28)		$98
Income tax valuation allowances	$245	(11)	(47	)(d)	—		$187
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowances for doubtful accounts(a)	$247	129	(12)		(72	)(c)	$292
Allowances for secured advances to suppliers	$73	41	(7)		(29)		$78
Allowances for recoverable taxes	$98	61	(44)		(10)		$105
Income tax valuation allowances	$187	257	11	(d)	—		$455

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
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$60,991	$56,097	$43,953
Cost of goods sold	(58,418)	(53,470)	(41,640)

Gross profit	2,573	2,627	2,313
Selling, general and administrative expenses	(1,563)	(1,436)	(1,455)
Gain on sale of fertilizer nutrients assets (Note 3)	—	—	2,440
Interest income	53	96	67
Interest expense	(294)	(295)	(294)
Loss on extinguishment of debt (Note 17)	—	—	(90)
Foreign exchange gain (loss)	88	(16)	44
Other income (expense)—net	(92)	7	27
Goodwill impairment (Note 8)	(514)	—	(3)
Gain on sale of investments in affiliates	85	37	—
Gain on acquisition of controlling interests	36	—	—

Income from continuing operations before income tax	372	1,020	3,049
Income tax (expense) benefit	6	(55)	(699)

Income from continuing operations	378	965	2,350
Income (loss) from discontinued operations, net of tax (Note 3)	(342)	(25)	38

Net income	36	940	2,388
Net (income) loss attributable to noncontrolling interests	28	2	(34)

Net income attributable to Bunge	64	942	2,354
Convertible preference share dividends and other obligations	(36)	(34)	(67)

Net income available to Bunge common shareholders	$28	$908	$2,287

Earnings per common share—basic (Note 25)
Net income (loss) from continuing operations	$2.53	$6.37	$15.93
Net income (loss) from discontinued operations	(2.34)	(0.17)	0.27

Net income (loss) to Bunge common shareholders	$0.19	$6.20	$16.20

Earnings per common share—diluted (Note 25)
Net income (loss) from continuing operations	$2.51	$6.23	$14.82
Net income (loss) from discontinued operations	(2.32)	(0.16)	0.24

Net income (loss) to Bunge common shareholders	$0.19	$6.07	$15.06

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$36	$940	$2,388
Other comprehensive income (loss):
Foreign exchange translation adjustment	(797)	(1,161)	223
Unrealized gains (losses) on commodity futures and foreign exchange contracts designated as cash flow hedges, net of tax (expense) benefit $(3), $(4), $(11)	5	5	21
Unrealized gains (losses) on investments, net of tax (expense) benefit $(1), $0, $0	11	—	—
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) $(12), $15, $11	22	(27)	(11)
Pension adjustment, net of tax (expense) benefit $14, $20, $(5)	(33)	(41)	5
Other postretirement healthcare subsidy tax deduction adjustment	—	—	2

Total other comprehensive income (loss)	(792)	(1,224)	240

Total comprehensive income (loss)	(756)	(284)	2,628
Less: Comprehensive (income) loss attributable to noncontrolling interests	20	33	(10)

Total comprehensive income (loss) attributable to Bunge	$(736)	$(251)	$2,618

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$569	$835
Time deposits under trade structured finance program (Note 4)	3,048	1,946
Trade accounts receivable (less allowance of $125 and $113) (Note 18)	2,471	2,459
Inventories (Note 5)	6,590	5,733
Deferred income taxes (Note 14)	108	305
Current assets held for sale (Note 3)	660	—
Other current assets (Note 6)	3,818	3,796

Total current assets	17,264	15,074
Property, plant and equipment, net (Note 7)	5,888	5,517
Goodwill (Note 8)	351	893
Other intangible assets, net (Note 9)	295	220
Investments in affiliates (Note 11)	273	600
Deferred income taxes (Note 14)	1,213	1,211
Non-current assets held for sale (Note 3)	250	—
Other non-current assets (Note 12)	1,746	1,706

Total assets	$27,280	$25,221

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$1,598	$719
Current portion of long-term debt (Note 17)	719	14
Letter of credit obligations under trade structured finance program (Note 4)	3,048	1,946
Trade accounts payable	3,319	3,173
Deferred income taxes (Note 14)	86	152
Current liabilities held for sale (Note 3)	297	—
Other current liabilities (Note 13)	2,494	2,889

Total current liabilities	11,561	8,893
Long-term debt (Note 17)	3,532	3,348
Deferred income taxes (Note 14)	84	134
Non-current liabilities held for sale (Note 3)	13	—
Other non-current liabilities	797	771
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 23)	38	—
Equity (Note 24):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2012 and 2011—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding—2012—146,348,499 shares, 2011—145,610,029 shares	1	1
Additional paid-in capital	4,909	4,829
Retained earnings	6,792	6,917
Accumulated other comprehensive income (loss)	(1,410)	(610)
Treasury shares, at cost (2012 and 2011—1,933,286 shares)	(120)	(120)

Total Bunge shareholders' equity	10,862	11,707
Noncontrolling interests	393	368

Total equity	11,255	12,075

Total liabilities and equity	$27,280	$25,221

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$36	$940	$2,388
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Goodwill and other impairment charges	574	3	77
Foreign exchange loss (gain) on debt	(74)	113	75
Gain on sale of fertilizer nutrients assets	—	—	(2,440)
Gain on sales of investments in affiliates	(85)	(37)	—
Gain on acquisition of controlling interest	(36)	—	—
Bad debt expense	115	40	48
Depreciation, depletion and amortization	570	526	443
Stock-based compensation expense	44	49	60
Recoverable taxes provision	3	2	3
Gain on sale of property, plant and equipment	(36)	(17)	(7)
Deferred income taxes	(35)	(217)	160
Equity in earnings of affiliates	35	(7)	(27)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(373)	267	(1,560)
Inventories	(1,567)	530	(1,894)
Prepaid commodity purchase contracts	—	17	(65)
Secured advances to suppliers	(217)	(126)	35
Trade accounts payable	554	(295)	1,305
Advances on sales	38	(15)	70
Net unrealized gain/loss on derivative contracts	(112)	622	(588)
Margin deposits	(8)	573	(382)
Recoverable and income taxes, net	(7)	(270)	151
Accrued liabilities	177	(67)	15
Other—net	(53)	(17)	(302)

Cash provided by (used for) operating activities	(457)	2,614	(2,435)
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,095)	(1,125)	(1,072)
Acquisitions of businesses (net of cash acquired)	(298)	(192)	(252)
Proceeds from sales of fertilizer nutrients assets	—	—	3,914
Cash disposed of in sale of fertilizer nutrients assets	—	—	(106)
Related party (loans) repayments, net	(47)	3	(39)
Proceeds from investments	108	95	50
Payments for investments	(83)	(55)	—
Proceeds from disposals of property, plant and equipment	28	141	16
Change in restricted cash (Note 6)	45	(43)	—
Proceeds from sale of investments in affiliates	483	—	—
Payment for investments in affiliates	(125)	(44)	(2)
Dividends from affiliates	13	—	—
Other	4	—	—

Cash provided by (used for) investing activities	(967)	(1,220)	2,509
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	630	(43)	573
Proceeds from short-term debt with maturities greater than 90 days	1,574	710	1,669
Repayments of short-term debt with maturities greater than 90 days	(1,385)	(1,686)	(1,070)
Proceeds from long-term debt	5,295	2,989	2,535
Repayments of long-term debt	(4,746)	(2,794)	(3,227)
Proceeds from sale of common shares	23	23	6
Repurchases of common shares	—	(120)	(354)
Dividends paid to preference shareholders	(34)	(34)	(78)
Dividends paid to common shareholders	(151)	(140)	(124)
Dividends paid to noncontrolling interests	(7)	(12)	(9)
Capital contributions from noncontrolling interests	14	94	60
Return of capital to noncontrolling interests	—	(21)	(11)
Financing related fees	(7)	(26)	—

Cash provided by (used for) financing activities	1,206	(1,060)	(30)
Effect of exchange rate changes on cash and cash equivalents	(46)	(77)	(19)

Net increase (decrease) in cash and cash equivalents	(264)	257	25
Cash related to assets held for sale	(2)	—	—
Cash and cash equivalents, beginning of period	835	578	553

Cash and cash equivalents, end of period	$569	$835	$578

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(U.S. dollars in millions, except share data)

								Accumulated Other Comprehensive Income (Loss) (Note 24)
		Convertible Preference Shares		Common Shares
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Shares	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2010	$—	7,762,455	$1,553	134,096,906	$1	$3,625	$3,996	$319	$—	$871	$10,365
Net income (loss)	—	—	—	—	—	—	2,354	—	—	34	2,388
Other comprehensive income (loss)	—	—	—	—	—	—	—	264	—	(24)	240
Dividends on common shares	—	—	—	—	—	—	(130)	—	—	—	(130)
Dividends on preference shares	—	—	—	—	—	—	(67)	—	—	—	(67)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(12)	(12)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(11)	(11)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	61	61
Consolidation of subsidiary	—	—	—	—	—	—	—	—	—	3	3
Sale of non-wholly-owned subsidiary (Note 3)	—	—	—	—	—	—	—	—	—	(588)	(588)
Stock-based compensation expense	—	—	—	—	—	60	—	—	—	—	60
Repurchase of common shares	—	—	—	(6,714,573)	—	—	—	—	(354)	—	(354)
Tax benefits related to stock options and Issuance of common shares:
—public equity offering	—	—	—	10,315,400	—	600	—	—	—	—	600
—conversion of mandatory convertible preference shares (Note 24)	—	(862,455)	(863)	8,417,215	—	509	—	—	354	—	—
—stock options and award plans, net of shares withheld for taxes	—	—	—	520,135	—	(1)	—	—	—	—	(1)

Balance, December 31, 2010	$—	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income (loss)	—	—	—	—	—	—	942	—	—	(2)	940
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,193)	—	(31)	(1,224)
Dividends on common shares	—	—	—	—	—	—	(144)	—	—	—	(144)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(18)	(18)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(21)	(21)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	95	95
Acquisition of noncontrolling interests (Note 2)	—	—	—	—	—	(31)	—	—	—	11	(20)
Stock-based compensation expense	—	—	—	—	—	49	—	—	—	—	49
Repurchase of common shares	—	—	—	(1,933,286)	—	—	—	—	(120)	—	(120)
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	—	908,232	—	18	—	—	—	—	18

Balance, December 31, 2011	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	(10)	—	—	—	—	—	64	—	—	(28)	36
Accretion of noncontrolling interests	2	—	—	—	—	2	—	—	—	—	2
Other comprehensive income (loss)	—	—	—	—	—	—	—	(800)	—	8	(792)
Dividends on common shares	—	—	—	—	—	—	(155)	—	—	—	(155)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Capital contributions from noncontrolling interests	1	—	—	—	—	—	—	—	—	13	13
Acquisition of noncontrolling interests (Note 2)	45	—	—	—	—	—	—	—	—	40	40
Reversal of uncertain tax positions	—	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	—	738,470	—	22	—	—	—	—	22

Balance, December 31, 2012	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies

        Description of Business—Bunge Limited, a Bermuda holding company, together with its consolidated subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary, through which its businesses are conducted (collectively Bunge), is an integrated, global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four divisions, which include five reportable segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia with merchandising and distribution offices throughout the world.

        Bunge's agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities and developing private investment vehicles to invest in businesses complementary to Bunge's commodities operations.

        Sugar and Bioenergy—Bunge's sugar and bioenergy segment includes its sugar and ethanol production activities in Brazil, global sugar merchandising and distribution, as well as ethanol production investments and related activities. This reportable segment is an integrated business involved in the growing and harvesting of sugarcane from land owned or managed through agricultural partnership agreements and additional sourcing of sugarcane from third parties to be processed at its eight mills in Brazil to produce sugar, ethanol and electricity. Five of these mills were acquired in 2010. The sugar and bioenergy segment is also a merchandiser and distributor of sugar and ethanol within Brazil and a global merchandiser and distributor of sugar through its office in London and trading offices in Geneva and Singapore. In addition, the segment includes minority investments in U.S. corn-based ethanol producers.

        Edible oil products—Bunge's edible oil products segment produces and sells edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, Europe, Brazil, China and India.

        Milling products—Bunge's milling products segment includes wheat, corn and rice milling businesses, which purchase wheat, corn and rice directly from growers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers and other customers. Bunge's wheat milling activities are primarily in Brazil and Mexico. Corn and rice milling activities are in the United States.

        Fertilizer—Bunge's fertilizer segment has operated as a blender of NPK (nitrogen, phosphate and potassium) fertilizer formulas in Brazil, producer and distributor of mixed nutrients and liquid fertilizer products to farmers and distributors in Argentina and a distributor of blended fertilizers to farmers and retailers in the United States. Bunge also has a joint venture with Office Chérifien des Phosphates (OCP) to produce fertilizer products in Morocco (see Note 11).

        Historically, Bunge was involved in every stage of the fertilizer business in Brazil, from mining of phosphate-based raw materials to the sale of blended fertilizer products. In May 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its phosphate mining assets and its investment in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

Fosfertil S.A., a phosphate and nitrogen producer (see Note 3). On December 7, 2012, Bunge announced a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer distribution business, including blending facilities, brands and warehouses, for $750 million in cash. This transaction is subject to customary closing conditions, including the receipt of regulatory approvals in Brazil and is expected to close in 2013. In addition, on December 31, 2012, Bunge agreed to sell its interest in a North American fertilizer distribution joint venture to GROWMARK, Inc., its partner in the joint venture. Results of operations of the fertilizer distribution business in Brazil and the North American fertilizer distribution joint venture have been reclassified as discontinued operations for all periods presented (see Note 3). Assets and liabilities subject to the purchase and sale agreement have been classified as held for sale as of December 31, 2012. Results of operations of the Brazilian fertilizer nutrients assets for the year ended December 31, 2010, remain in continuing operations for that year.

        Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

        During the preparation of the consolidated financial statements for the year ended December 31, 2012, Bunge revised its balance sheet presentation related to a certain trade structured finance program (the Program) that has been in existence, in its current form, since 2006. Bunge has corrected the 2011 consolidated financial statements to conform with this presentation. Prior to 2012, Bunge reported the assets and related liabilities of this Program on a net basis in its consolidated balance sheets, rather than on a gross basis.

        The Program involves letters of credit (LCs) associated with export commodity trade flows that Bunge obtains from financial institutions, foreign exchange forward contracts hedging these obligations and time deposits with the same financial institutions. All of these instruments are subject to legally enforceable set-off agreements.

        The change in presentation resulted in an increase in our current assets and current liabilities of $1,946 million for the year ended December 31, 2011 (see Note 4). The change in presentation had no impact on Bunge's net assets, operating results, or cash flows for any period. All cash flows under this Program are included in operating activities in the consolidated statements of cash flows.

        Discontinued Operations—In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, Bunge makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). Bunge also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of Bunge as a result of the disposal transaction and whether Bunge has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company in the consolidated financial statements (see Note 3).

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not control are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for by the cost method of accounting. Intercompany accounts and transactions are eliminated. Bunge consolidates VIEs in which it is considered the primary beneficiary and reconsiders such conclusion at each reporting period. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP, defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's business and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. Where Bunge has an interest in an entity that has qualified for the deferral of the consolidation rules, it follows consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which Bunge has a variable interest is a VIE and (b) whether Bunge's involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests, would be expected to absorb a majority of the variability of the entity. This latter evaluation resulted in the consolidation of certain private equity and other investment funds (the consolidated funds) related to an asset management business acquisition completed in 2012.

        The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Rather, Bunge reflects these investments at fair value. In addition, certain of these consolidated funds have limited partner investors with investments in the form of equity, which are accounted for as noncontrolling interests and investments in the form of debt for which Bunge has elected the fair value option (see Note 2).

        Noncontrolling interests related to Bunge's ownership interests of less than 100% is reported as noncontrolling interests in subsidiaries in the consolidated balance sheets. The noncontrolling ownership interests in Bunge's earnings, net of tax, is reported as net (income) loss attributable to noncontrolling interests in the consolidated statements of income.

        Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.

        Use of Estimates—The preparation of consolidated financial statements requires the application of accounting policies that often involve substantial judgment or estimation in their application. These judgments and estimations may significantly affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect reported amounts of revenues and expenses. The policies Bunge considers to be most dependent on the application of estimates and assumptions include allowances for doubtful accounts, valuation allowances for recoverable taxes and deferred tax assets, impairment of long-lived assets and unconsolidated affiliates, restructuring charges, useful lives of property, plant and equipment and intangible assets, contingent liabilities, liabilities for unrecognized tax benefits and pension plan obligations. In addition, significant management estimates and assumptions are required in allocating the purchase price paid in business acquisitions to the assets and liabilities acquired (see Note 2) and the determination of fair values of Level 3 assets and liabilities (see Note 15).

        Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign exchange translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

        Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as foreign exchange gain (loss) unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is not planned or anticipated in the foreseeable future. Gains or losses arising from translation of such transactions are reported as a component of accumulated other comprehensive income (loss) in Bunge's consolidated balance sheets.

        Cash and Cash Equivalents—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition.

        Trade Accounts Receivable and Secured Advances to Suppliers—Accounts receivable and secured advances to suppliers are stated at their historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, farming economics and other market conditions as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when Bunge has determined that collection is unlikely.

        Secured advances to suppliers bear interest at contractual rates which reflect current market interest rates at the time of the transaction. There are no deferred fees or costs associated with these receivables. As a result, there are no imputed interest amounts to be amortized under the interest method. Interest income is calculated based on the terms of the individual agreements and is recognized on an accrual basis.

        Bunge follows accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Based upon its analysis of credit losses and risk factors to be considered in determining the allowance for credit losses, Bunge has determined that the long-term receivables from farmers in Brazil is a single portfolio segment.

        Bunge evaluates this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement attribute and a similar method for assessing and monitoring risk. Bunge has identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined on individual accounts based on the fair value of the collateral provided as security. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of valuation allowances for renegotiated amounts, Bunge considers historical experience with individual farmers, current weather and crop conditions and the fair value of non-crop collateral.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        For both classes, a receivable is considered impaired, based on current information and events, if Bunge determines it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.

        Inventories—Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. The majority of Bunge's readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold. Also included in readily marketable inventories is sugar produced by our sugar mills in Brazil; these inventories are stated at the lower of average cost or market.

        Inventories other than readily marketable inventories are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 15).

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on spot rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gain (loss) in the consolidated statements of income.

        Recoverable Taxes—Recoverable taxes include value-added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge, primarily in Brazil. These recoverable tax payments are included in other current assets or other non-current assets based on

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

their expected realization. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

        Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation and depletion. Major improvements that extend the life, capacity or efficiency or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of capitalized assets are capitalized as part of the cost of the related asset. Bunge generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Interest costs on borrowings during construction/completion periods of major capital projects are also capitalized.

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

        Useful lives for property, plant and equipment are as follows:

Years
Buildings	10 - 50
Machinery and equipment	7 - 20
Furniture, fixtures and other	3 - 20
Computer software	3 - 10

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually for impairment or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.

        Goodwill is tested for impairment at the reporting unit level. For the majority of Bunge's recorded goodwill, the reporting unit is equivalent to Bunge's reportable segments.

        Bunge has recorded goodwill in all reporting segments with the majority of its total recorded goodwill in the sugar and bioenergy and agribusiness segments (see Note 8).

        Bunge's 2012 annual impairment test of goodwill allocated to the sugar and bioenergy segment resulted in an impairment charge of $514 million (see Note 8).

        Impairment of Property, Plant and Equipment and Finite-Lived Intangible Assets—Finite-lived intangible assets include primarily trademarks, customer lists and port facility usage rights and are amortized on a straight-line basis over their contractual or legal lives (see Note 9) or their estimated useful lives where such lives are not determined by law or contract.

        Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's expected useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisal. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 10).

        Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Impairment of Investments in Affiliates—Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. Impairment charges for investments in affiliates are included as a charge within other income (expense)-net.

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 26). Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the years ended December 31, 2012, 2011 and 2010 includes compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expenses in the consolidated statements of income.

        The calculation of tax liabilities involves management's judgments concerning uncertainties in the application of complex tax regulations in the many jurisdictions in which Bunge operates and involves consideration of liabilities for potential tax audit issues in those many jurisdictions based on estimates of whether it is more likely than not those additional taxes will be due. Investment tax credits are recorded in income tax expense in the period in which such credits are granted.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        Revenue Recognition—Sales of agricultural commodities, fertilizers and other products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, title to the product and risk of loss transfer to the customer, which is dependent on the agreed upon sales terms with the customer and when collection of the sale price is reasonably assured. Sales terms provide for passage of title either at the time and point of shipment or at the time and point of delivery of the product being sold. Net sales consist of gross sales less discounts related to promotional programs and sales taxes. Interest income on secured advances to suppliers is included in net sales due to its operational nature (see Note 6). Shipping and handling charges billed to customers are included in net sales and related costs are included in cost of goods sold.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $19 million, $21 million and $22 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Adoption of New Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 820, Fair Value Measurement. This guidance is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The amendment clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard on January 1, 2012 did not have a material impact on Bunge's consolidated financial statements.

        New Accounting Pronouncements—In December 2011, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. The amendment is effective for annual and interim periods beginning on January 1, 2013 on a retrospective basis for all comparative periods presented. The adoption of this standard may expand Bunge's disclosures but is not expected to impact Bunge's consolidated financial results.

2. Business Acquisitions

        In November 2012, Bunge acquired a margarine plant in Poland in its edible oils products segment for $7 million in cash. The purchase price allocation has been completed resulting in $6 million of property, plant and equipment and $1 million of finite-lived intangible assets.

        In July 2012, Bunge acquired a 55% interest in a newly formed oilseed processing joint venture in its agribusiness segment in eastern Europe for $54 million comprised of $17 million in cash and $37 million in redeemable noncontrolling interest. Bunge consolidates the joint venture in its consolidated financial statements. In conjunction with the formation of the venture, Bunge entered into an agreement to acquire the remaining 45% interest at either Bunge's or the noncontrolling interest holder's option in the future. The exercise date and price of the option are reasonably determinable. As a result, Bunge has classified the noncontrolling interest as redeemable noncontrolling interest in its consolidated balance sheet as of December 31, 2012 (see Note 23). The preliminary purchase price allocation includes $3 million to inventory, $23 million to other current assets, $131 million to property, plant and equipment, $14 million to other current liabilities and $89 million to long-term debt.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

        In June 2012, Bunge acquired sugarcane milling assets in Brazil in its sugar and bioenergy segment for $61 million in cash. The purchase price allocation has been completed resulting in $10 million of biological assets, $43 million of property, plant and equipment, $1 million of finite-lived intangible assets and $7 million of goodwill.

        In May 2012, Bunge acquired an additional 63.5% interest in a wheat mill and bakery dry mix operation in North America in its milling products segment for $102 million in cash, net of cash acquired, and $8 million in redeemable noncontrolling interest. Prior to this transaction, Bunge had a 31.5% interest in the entity which was accounted for under the equity method. Upon completion of the transaction, Bunge has a 95% interest in the entity, which it consolidates. Upon assuming control of the entity, Bunge recorded a non-cash, non-taxable gain of $36 million to adjust its previously existing noncontrolling interest to fair value of $52 million. The purchase price allocation has been completed resulting in $21 million of inventories, $35 million of other current assets, $71 million of property, plant and equipment, $32 million of finite-lived intangible assets, $18 million of other liabilities, $24 million of deferred tax liabilities and $45 million of goodwill (see Note 23).

        In March 2012, Bunge acquired an asset management business in Europe in its agribusiness segment for $9 million, net of cash acquired. The purchase price allocation has been completed resulting in $52 million of other assets, $344 million of long-term investments, $23 million of other finite-lived intangible assets, $54 million of other liabilities, $316 million of long-term debt and $40 million allocated to noncontrolling interest. Of these amounts, $14 million of other net assets, $344 million of long-term investments, $316 million of long-term debt and $40 million of noncontrolling interest are attributed to certain managed investment funds, which Bunge consolidates as it is deemed to be the primary beneficiary. The assets of the consolidated funds can only be used to settle the liabilities of such funds. Consolidated liabilities at December 31, 2012 include total liabilities of $354 million for which the consolidated funds creditors do not have recourse to Bunge (see Notes 1, 12 and 17).

        In February 2012, Bunge acquired an edible oils and fats business in India in its edible oil products segment for $94 million, net of cash acquired. The purchase price consisted of $77 million cash and $17 million acquired debt. The purchase price allocation has been completed resulting in $15 million of inventories, $4 million of current assets, $27 million of property, plant and equipment, $53 million of finite-lived intangible assets (primarily trademark and brands) and $5 million of other liabilities.

        Also in 2012, Bunge acquired finite-lived intangible assets and property, plant and equipment in three separate transactions in North America and Africa in its agribusiness segment for a total of $24 million cash.

        In December 2011, Bunge acquired a tomato products business in its edible oils segment in Brazil for $97 million consisting of $81 million cash and a $16 million contingent obligation. The preliminary purchase price allocation included allocations of $10 million of inventory, $39 million of finite-lived intangible assets, primarily trademarks, $21 million of property, plant and equipment, $41 million of goodwill, $1 million of current liabilities and $13 million of deferred tax liabilities. Upon finalization of the purchase price allocation in 2012 finite-lived intangibles were increased by $14 million, inventories were reduced by $6 million, deferred tax liabilities were reduced by $5 million and goodwill was reduced by $13 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

        In August 2011, Bunge acquired a North American margarine business in its edible oils segment for a total purchase price of $18 million cash. The purchase price allocation was completed in 2011 resulting in $14 million allocated to property, plant and equipment and $4 million allocated to inventory. Also, in August 2011, Bunge acquired grain elevator operations in its agribusiness segment in North America for a total purchase price of $10 million. The purchase price allocation was completed in 2011 resulting in $7 million allocated to property, plant and equipment and $3 million to the fair value of commercial purchase and sale contracts acquired.

        In February 2011, Bunge acquired a port facility in its agribusiness segment in Ukraine for a total purchase price of $100 million, net of $2 million cash acquired, consisting of $83 million cash and $17 million assumed short-term debt related to assets under construction. The purchase price allocation was completed in 2011 resulting in $5 million of current assets, $48 million of property, plant and equipment, $32 million of other finite-lived intangible assets, $34 million of goodwill, $10 million of capital lease obligations, $6 million of deferred tax liabilities and $3 million of other liabilities.

3. Discontinued Operations and Business Divestitures

        On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer distribution business, including blending facilities, brands and warehouses, for $750 million in cash. As a result of the transaction, which Bunge expects to complete in 2013, Bunge does not expect to have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Assets and liabilities subject to the purchase and sale agreement have been classified as held for sale in Bunge's consolidated balance sheet as of December 31, 2012. Additionally, in December 2012 Bunge announced the sale of its interest in its fertilizer distribution venture to its partner GROWMARK, Inc. and would cease its North American fertilizer distribution operations in 2013. The operating results of the Brazilian and North American fertilizer distribution businesses are reported within income from discontinued operations, net of tax, in the consolidated statements of income and have been excluded from segment results for all periods presented (see Note 28).

        The following table summarizes the results from discontinued operations.

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Net sales	$2,503	$2,646	$1,754
Cost of goods sold	(2,498)	(2,545)	(1,556)

Gross profit	5	101	198
Selling, general and administrative expenses	(143)	(117)	(103)
Interest income	25	6	2
Interest expense	(23)	(7)	(4)
Foreign exchange gain (loss)	21	(3)	(42)
Other income (expenses)—net	(30)	(16)	(23)

Income (loss) from discontinued operations before income tax	(145)	(36)	28
Income tax (expense) benefit	(197)	11	10

Income (loss) from discontinued operations, net of tax	$(342)	$(25)	$38

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operations and Business Divestitures (Continued)

        Assets held for sale associated with discontinued operations as of December 31, 2012 are as follows:

(US$ in millions)	December 31, 2012
Assets:
Cash and cash equivalents	$2
Trade accounts receivable (less allowance of $2)	189
Inventories	402
Other current assets	67

Current assets held for sale	$660

Property, plant and equipment, net	$218
Deferred income taxes	40
Other non-current assets	(8)

Non-current assets held for sale	$250

Liabilities:
Trade accounts payable	$157
Other current liabilities	140

Current liabilities held for sale	$297

Other non-current liabilities	$13

Non-current liabilities held for sale	$13

        In January 2010, Bunge and two of its wholly-owned subsidiaries entered into a definitive agreement (as amended, the Agreement) with Vale S.A., a Brazil-based global mining company (Vale), and an affiliate of Vale, pursuant to which Vale acquired Bunge's fertilizer nutrients assets in Brazil, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil) when the transaction closed on May 27, 2010. Final settlement of a post-closing adjustment occurred on August 13, 2010. Bunge received total cash proceeds of $3,914 million and recognized a gain of $2,440 million ($1,901 million, net of tax) in its fertilizer segment related to this transaction. Included in the calculation of the gain was $152 million of transaction costs incurred in connection with the divestiture. Total income tax expense associated with the transaction was $539 million, of which approximately $280 million was paid during the year ended December 31, 2010 and approximately $259 million was offset by deferred tax assets and other tax credits and, therefore, did not result in cash tax payments. The sale of these assets did not result in accounting for Bunge's Brazil fertilizer nutrients assets as discontinued operations as Bunge retained the merchandising and distribution business, which continued with a similar level of cash flows as it entered into contractual arrangements to procure raw materials from Vale and has remained a major seller of blended fertilizer products to farmers in Brazil.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Trade Structured Finance Program

        Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. As described in Note 1, these activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated LCs (each based on an underlying commodity trade flow) from financial institutions, foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LC and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the consolidated balance sheets as of December 31, 2012 and 2011. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying consolidated statements of income.

        At December 31, 2012 and 2011, the recorded amounts of the time deposits (with weighted-average interest rates of 8.95% and 9.38%, respectively) and LCs (including foreign exchange contracts) approximated $3,048 million and $1,946 million, respectively. In addition, at December 31, 2012 and 2011, the fair values of the time deposits (Level 2 measurements) were approximately $3,048 million and $1,946 million and the fair values of the LCs (Level 2 measurements) were approximately $3,024 million and $2,175 million. The fair values approximated the carrying amount of these financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were $24 million and $(229) million, respectively.

        During the years ended December 31, 2012, 2011 and 2010, this Program resulted in total proceeds as a result of issuances of LCs of approximately $5,210 million, $3,617 million and $2,436 million. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs.

5. Inventories

        Inventories by segment are presented below. Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	December 31,
(US$ in millions)	2012	2011
Agribusiness(1)	$5,240	$4,080
Sugar and Bioenergy(2)	488	465
Edible Oil Products(3)	617	489
Milling Products(4)	184	130
Fertilizer(4)(5)	61	569

Total	$6,590	$5,733

(1)
Includes readily marketable agricultural commodity inventories carried at fair value of $4,892 million and $3,724 million at December 31, 2012 and 2011, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

(2)
Includes readily marketable sugar inventories of $199 million and $139 million at December 31, 2012 and 2011, respectively. Of these sugar inventories, $144 million and $83 million are carried at fair value at December 31,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories (Continued)

  2012 and 2011, respectively, in Bunge's trading and merchandising business. Sugar and ethanol inventories in Bunge's industrial production business are carried at lower of cost or market.

(3)
Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $215 million and $212 million at December 31, 2012 and 2011, respectively.

(4)
Milling products and fertilizer inventories are carried at lower of cost or market.

(5)
2012 Fertilizer inventories exclude amounts classified as held for sale (see Note 3).

6. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2012	2011
Prepaid commodity purchase contracts(1)	$299	$206
Secured advances to suppliers, net(2)	390	349
Unrealized gains on derivative contracts at fair value	1,230	1,283
Recoverable taxes, net	465	528
Margin deposits(3)	363	352
Marketable securities	105	50
Deferred purchase price receivable(4)	134	192
Prepaid expenses	314	369
Restricted cash(5)	1	43
Other	517	424

Total	$3,818	$3,796

(1)
Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities. These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $12 million and $3 million at December 31, 2012 and 2011, respectively. Changes in the allowance for 2012 included an increase of $17 million for additional bad debt provisions and a reduction in the allowance for recoveries and write-offs of $7 million and $1 million, respectively. Changes in the allowance for 2011 included an increase of $2 million for additional bad debt provisions and a reduction in the allowance for recoveries of $2 million.

Interest earned on secured advances to suppliers of $27 million, $25 million and $25 million for the years ended December 31, 2012, 2011, and 2010, respectively, is included in net sales in the consolidated statements of income.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2012	2011
Land	$353	$468
Biological assets	480	383
Buildings	1,886	1,794
Machinery and equipment	4,938	4,461
Furniture, fixtures and other	471	376

	8,128	7,482
Less: accumulated depreciation and depletion	(3,395)	(3,163)
Plus: construction in progress	1,155	1,198

Total	$5,888	$5,517

        Bunge capitalized expenditures of $1,139 million, $1,061 million and $1,117 million during the years ended 2012, 2011 and 2010, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $13 million, $16 million and $21 million for the years ended 2012, 2011 and 2010, respectively. In addition, Bunge capitalized $37 million related to non-cash acquisitions of property, plant and equipment. Depreciation and depletion expense was $504 million, $465 million and $395 million for the years ended 2012, 2011 and 2010, respectively.

8. Goodwill

        Bunge performs its annual goodwill impairment test in the fourth quarter of each year. Step 1 of the goodwill impairment test compares the fair value of Bunge's reporting units to which goodwill has been allocated to the carrying values of those reporting units. The fair value of the agribusiness and sugar and bioenergy segment reporting units is determined using a combination of two methods: estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) and a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). The market multiples are generally derived from public information related to comparable companies with operating and investment characteristics similar to those of the agribusiness and sugar and bioenergy reporting units and from market transactions in the industry. The income approach estimates fair value by discounting a reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the respective business unit and includes, among other things, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment. For the agribusiness segment, the result of the Step 1 analysis for 2012 indicated no potential impairment of the goodwill asset in that segment. For the sugar and bioenergy reporting unit, a very low level of market transactions in the industry during 2012 and consecutive years of weak sugarcane harvests that resulted from adverse weather conditions in 2012 and 2011 combined with low ethanol prices in Brazil, resulted in the estimated fair value of the reporting unit being below book value. Step 2 of the analysis was performed to measure the potential impairment. This analysis resulted in a pre-tax impairment charge of $514 million ($339 million, net of tax).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

        For all other reporting units, the estimated fair value of the reporting unit is determined utilizing a discounted cash flow analysis. The fair values of these reporting units were determined to be sufficiently in excess of their respective carrying values with no indication of potential impairments.

        There were no impairment charges resulting from Bunge's annual impairment testing for the year ended December 31, 2011. For the year ended December 31, 2010, an impairment charge of $3 million was recorded in the milling products segment.

        Changes in the carrying value of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Total
Goodwill, gross	$215	$631	$80	$10	$1	$937
Accumulated impairment losses	—	—	—	(3)	—	(3)

Balance, December 31, 2010, net	215	631	80	7	1	934

Goodwill acquired(1)	34	—	41	—	—	75
Reallocation of acquired goodwill(1)	(5)	—	—	—	—	(5)
Tax benefit on goodwill amortization(3)	(7)	—	—	—	—	(7)
Foreign exchange translation	(21)	(71)	(11)	(1)	—	(104)

Goodwill, gross	216	560	110	9	1	896
Accumulated impairment losses	—	—	—	(3)	—	(3)

Balance, December 31, 2011, net	216	560	110	6	1	893

Goodwill acquired(1)	—	7	—	45	—	52
Reallocation of acquired goodwill(1)(2)	(1)	—	(13)	—	1	(13)
Impairment(4)	—	(514)	—	—	—	(514)
Tax benefit on goodwill amortization(3)	(6)	—	—	—	—	(6)
Foreign exchange translation	(12)	(53)	4	—	—	(61)

Goodwill, gross	197	514	101	54	2	868
Accumulated impairment losses	—	(514)	—	(3)	—	(517)

Balance, December 31, 2012 , net	$197	$—	$101	$51	$2	$351

(1)
See Note 2.

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

(4)
See Note 10.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Intangible Assets

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2012	2011
Trademarks/brands, finite-lived	$214	$162
Licenses	11	13
Other	212	154

	437	329
Less accumulated amortization:
Trademarks/brands(1)	(59)	(53)
Licenses	(4)	(4)
Other	(79)	(58)

	(142)	(115)
Trademarks/brands, indefinite-lived	—	6

Intangible assets, net of accumulated amortization	$295	$220

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

        In 2012, Bunge acquired $59 million of trademarks and $71 million of other intangible assets including $15 million of customer lists, $22 million of patents for developed technology and $23 million of favorable contractual arrangements. These amounts were allocated $45 million to the agribusiness segment, $1 million to the sugar and bioenergy segment, $52 million to the edible oils segment and $32 million to the milling products segment. Finite lives of these assets range from 5 to 20 years.

        In 2011, Bunge acquired $23 million of trademarks and $48 million of other intangible assets including customer lists of $16 million and port usage rights of $32 million. These amounts were allocated $32 million to the agribusiness segment and $39 million to the edible oil products segment. Finite lives of these assets range from 5 to 20 years.

        Bunge performed its annual impairment tests of the indefinite-lived intangible assets in the fourth quarters for the years ended December 31, 2012, 2011 and 2010. During 2012, Bunge reviewed its $6 million of indefinite-lived intangible assets and determined that market conditions indicate that these trademark and brand intangibles should be classified as finite-lived. These amounts have been reclassified and assigned a remaining life of 10 years. There were no impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2012, 2011 and 2010.

        Aggregate amortization expense was $34 million, $29 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future aggregate amortization expense is $39 million for 2013 and approximately $37 million annually for 2014 through 2017.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Impairment and Restructuring Charges

        Impairment—In the fourth quarter of 2012, Bunge recorded pre-tax, non-cash impairment charges of $1 million and $9 million in selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statements of income. These charges relate to a loan to a European biodiesel joint venture and two separate equity method investments in European biodiesel producers, all in the agribusiness segment. The fair values of the biodiesel investments were determined utilizing discounted future expected cash flows for these biodiesel operations.

        In the third quarter of 2012, Bunge recorded pre-tax, non-cash impairment charges of $29 million and $10 million in selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statements of income. These charges related to an affiliate loan and the write-down of an equity investment in a North American corn ethanol joint venture in Bunge's sugar and bioenergy segment. Declining results of operations at the venture's only facility led to suspension of operations in the venture.

        Bunge recorded no significant impairment charges during the year ended December 31, 2011.

        During the year ended December 31, 2010, Bunge recorded pre-tax, non-cash impairment charges of $77 million in cost of goods sold, which consisted of $42 million related to the write-down of a European oilseed processing and refining facility, $12 million related to the closure of an older, less efficient oilseed processing facility in the United States and a co-located corn oil extraction line, $9 million related to the closure of processing and refining facilities in Europe with restructuring of Bunge's European footprint, $9 million related to a long-term supply contract acquired in connection with a wheat mill acquisition in Brazil and $5 million for additional assets in Brazil. These pre-tax impairment charges were allocated $35 million to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. The fair values of the production and distribution facilities were determined utilizing projected discounted future cash flows. The fair values of the office facility and the long-term supply contract were determined using third-party valuations.

        Restructuring—For the years ended December 31, 2012 and 2011, Bunge did not record any significant restructuring charges.

        During the year ended December 31, 2010, Bunge recorded pre-tax restructuring charges of $19 million in cost of goods sold, which related primarily to the oilseed processing facility closure in the United States, the consolidation of administrative functions in Brazil and restructuring of certain European operations. These restructuring charges were allocated $10 million to the agribusiness segment, $1 million to the sugar and bioenergy segment, $4 million to the edible oil products segment and $4 million to the fertilizer segment. In addition, restructuring charges consisting primarily of termination benefits related to the consolidation of Bunge's Brazilian operations and the closure of certain European oilseed processing and refining facilities were recorded as selling, general and administrative expenses with $3 million, $3 million, $3 million and $1 million allocated to the agribusiness, sugar and bioenergy, edible oil products and milling products segments, respectively.

        Termination benefit costs in the agribusiness segment for the year ended December 31, 2010 related to benefit obligations associated with approximately 90 employees related to the closure of the U.S. oilseed processing facility and the consolidation of its operations in Brazil. This consolidation of Brazilian operations also impacted the sugar and bioenergy, fertilizer, edible oil products and milling products segments. Termination benefit costs in Bunge's edible oil products segment related to 411

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Impairment and Restructuring Charges (Continued)

employees in connection with the reorganization of certain of its operations in Europe. Bunge accrued $11 million in its consolidated balance sheet related to the Brazilian restructuring as of December 31, 2010. Substantially all of these costs were paid in 2011 under severance plans that were defined and communicated in 2010.

        Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition as of December 31, 2012 and 2010. There were no nonrecurring fair value measurements as of December 31, 2011. For additional information on Level 1, 2 and 3 inputs (see Note 15).

		Fair Value Measurements Using
	Year Ended December 31, 2012				Impairment Losses Year ended December 31, 2012
(US$ in millions)		Level 1	Level 2	Level 3
Affiliate loans	$15	$—	$—	$15	$(30)

Investment in affiliates	$31	$—	$—	$31	$(19)

Goodwill (see Note 8)	$—	$—	$—	$—	$(514)

		Fair Value Measurements Using
	Year Ended December 31, 2010				Impairment Losses Year ended December 31, 2010
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$96	$—	$—	$96	$(65)

Other intangible assets	$3	$—	$—	$3	$(9)

Goodwill (see Note 8)	$—	$—	$—	$—	$(3)

11. Investments in Affiliates

        Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Significant equity method investments at December 31, 2012 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        PT Bumiraya Investindo—Bunge has a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

        Bunge-SCF Grain, LLC—Bunge has a 50% interest in Bunge-SCF Grain, LLC a joint venture with SCF Agri/Fuels LLC that operates grain facilities along the Mississippi river.

        Caiasa – Paraguay Complejo Agroindustrial Angostura S.A.—Bunge has a 33.33% ownership interest in a joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), which is constructing an oilseed processing facility in Paraguay.

        Diester Industries International S.A.S. (DII)—Bunge is a party to a joint venture with Diester Industries, a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. Bunge has a 40% interest in DII.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Investments in Affiliates (Continued)

        The Solae Company (Solae)—In 2012, Bunge sold its 28.06% interest in Solae, a joint venture engaged in the production and distribution of soy-based ingredients, to its partner, E.I. du Pont de Nemours and Company for $448 million in cash exclusive of a special cash dividend of $35 million. Bunge recognized a pre-tax gain of $85 million ($54 million after-tax) related to the sale.

        Terminal 6 S.A. and Terminal 6 Industrial S.A.—Bunge has a joint venture in Argentina with AGD for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.

Sugar and Bioenergy

        Bunge-Ergon Vicksburg, LLC (BEV)—Bunge is a 50% owner of BEV along with Ergon Ethanol, Inc. BEV operates an ethanol plant at the Port of Vicksburg, Mississippi, where Bunge operates grain elevator facilities. Bunge recorded a $10 million impairment charge related to its investment in BEV reducing the investment value to zero (see Note 10).

        ProMaiz—Bunge has a joint venture in Argentina with AGD for the construction and operation of a corn wet milling facility. Bunge is a 50% owner in this joint venture.

        Southwest Iowa Renewable Energy, LLC (SIRE)—Bunge is a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.

Fertilizers

        Bunge Maroc Phosphore S.A.—Bunge has a 50% interest in this joint venture to produce fertilizers in Morocco with Office Chérifien des Phosphates (OCP). The joint venture was formed to produce fertilizer products for shipment to Brazil, Argentina and certain other markets in Latin America.

12. Other Non-Current Assets

        Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2012	2011
Recoverable taxes, net	$309	$386
Long-term receivables from farmers in Brazil, net	164	284
Judicial deposits	169	167
Other long-term receivables	60	10
Income taxes receivable	431	565
Long-term investments	414	37
Affiliate loan receivable, net	59	69
Other	140	188

Total	$1,746	$1,706

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Non-Current Assets (Continued)

        Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $47 million and $41 million at December 31, 2012 and 2011, respectively.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Non-Current Assets (Continued)

published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, Bunge considers historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

        Impairment—For both classes, a long-term receivable from farmers in Brazil is considered impaired, based on current information and events, if Bunge determines it to be probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income on secured advances to farmers is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, where amounts collected are credited first against the receivable and then to any unrecognized interest income. With the pending sale of the Brazilian fertilizer distribution business, Bunge evaluated the long-term receivables accounts from farmers and the impact of its exit from the fertilizer business on its ability to recover amounts owed by farmers, particularly where such farmers grow commodities such as coffee or cocoa, for example, and to whom Bunge will no longer have a business connection. As a result of this evaluation, Bunge recorded $49 million of additional allowances for doubtful accounts related to certain long-term receivables during the fourth quarter of 2012.

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	December 31,
(US$ in millions)	2012	2011
Legal collection process(1)	$269	$358
Renegotiated amounts(2)	119	125

Total	$388	$483

(1)
All amounts in legal process are considered past due upon initiation of legal action.

(2)
All renegotiated amounts are current on repayment terms.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2012 and 2011 was $444 million and $561 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2012		December 31, 2011
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process	$178	$165	$162	$147
Renegotiated amounts	67	59	64	52
For which no allowance has been provided:
Legal collection process	91	—	196	—
Renegotiated amounts	52	—	61	—

Total	$388	$224	$483	$199

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Non-Current Assets (Continued)

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2012	2011
Beginning balance	$199	$201
Bad debt provision	92	32
Recoveries	(19)	(17)
Write-offs	(29)	—
Transfers(1)	(1)	6
Foreign exchange translation	(18)	(23)

Ending balance	$224	$199

(1)
Represents reclassifications from allowance for doubtful accounts-current for secured advances to suppliers.

        Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

        Income taxes receivable—Income taxes receivable at December 31, 2012 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

        Long-term investments—Long-term investments represent investments held by certain managed investment funds (see Note 2) which are included in Bunge's consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value.

        Affiliate loans receivable—Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

13. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2012	2011
Accrued liabilities	$1,069	$1,179
Unrealized losses on derivative contracts at fair value	1,185	1,370
Advances on sales	223	283
Other	17	57

Total	$2,494	$2,889

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
United States	$215	$77	$(147)
Non-United States	157	943	3,196

Total	$372	$1,020	$3,049

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Current:
United States	$(91)	$(7)	$35
Non-United States	(117)	(224)	(493)

	(208)	(231)	(458)

Deferred:
United States	22	(29)	(12)
Non-United States	199	224	(232)

	221	195	(244)

Non-current:
United States	4	(5)	(1)
Non-United States	(11)	(14)	4

	(7)	(19)	3

Total	$6	$(55)	$(699)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Reconciliation of the income tax benefit (expense) if computed at the U.S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Income from operations before income tax	$372	$1,020	$3,049
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(130)	(357)	(1,067)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	47	234	495
Changes in valuation allowances	(1)	7	(129)
Goodwill amortization	29	43	44
Fiscal incentives(1)	51	46	27
Foreign exchange on monetary items	(12)	1	(9)
Deferred tax effect of tax rate change	23	(4)	—
Non-deductible expenses	(6)	(3)	(68)
Uncertain tax positions	4	(18)	3
Other	1	(4)	5

Income tax benefit (expense)	$6	$(55)	$(699)

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$959	$1,020
Excess of tax basis over financial statement basis of property, plant and equipment and other long-live assets	49	69
Accrued retirement costs (pension and postretirement healthcare cost) and other accrued employee compensation	90	61
Tax credit carryforwards	7	8
Inventories	17	4
Intangibles	258	—
Other accruals and reserves not currently deductible for tax purposes	396	541

Total deferred income tax assets	1,776	1,703
Less valuation allowances	(455)	(187)

Deferred tax income assets, net of valuation allowance	1,321	1,516

Deferred income tax liabilities:
Excess of tax basis over financial statement basis of property, plant and equipment and other long-lived assets	84	137
Undistributed earnings of affiliates not considered permanently reinvested	26	20
Inventories	60	68
Other temporary differences	—	61

Total deferred income tax liabilities	170	286

Net deferred income tax assets	$1,151	$1,230

        Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        With respect to our unremitted earnings that are not considered to be indefinitely reinvested, we have provided a deferred tax liability totaling $26 million and $20 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, we have determined the company has unremitted earnings that are considered to be indefinitely reinvested of approximately $1,070 million and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

        At December 31, 2012, Bunge's pre-tax loss carryforwards totaled $4,194 million, of which $3,090 million have no expiration, including loss carryforwards of $2,418 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. Management expects the Brazil tax loss carryforwards to be utilized at various periods beginning in 2013 through approximately 2032. This estimate is based on Management forecasts and if those forecasts are not met, the utilization period will be longer. This forecasted utilization period reflects the impact of the 30% limitation as well as allowable deductions for goodwill, including that arising from recent acquisitions, and the impact of various federal and state tax incentives. The remaining tax loss carryforwards expire at various periods beginning in 2013 through the year 2028

        Income Tax Valuation Allowances—Bunge continually assesses the adequacy of its valuation allowances and recognizes tax benefits only when it is more likely than not that the benefits will be realized. In evaluating its ability to realize its deferred tax assets, Bunge considers all available positive and negative evidence including historical and projected operating results and taxable income, the scheduled reversal of deferred tax liabilities, and ongoing tax planning on a jurisdiction by jurisdiction or entity by entity basis, as appropriate under existing tax laws of its operating jurisdictions. The utilization of deferred tax assets depends on the generation of future taxable income during the periods in which the related temporary differences become deductible.

        For the year ended 2012, 2011 and 2010, respectively, income tax expense increased $257 million, decreased $11 million, and increased $128 million from changes in valuation allowances. The increase in valuation allowances in 2012 is due primarily to Bunge booking a full valuation allowance on deferred tax assets from net operating loss carryforwards of Brazil Fertilizer businesses.

        Uncertain Tax Liabilities—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2012 and 2011, respectively, Bunge had recorded tax liabilities of $98 million and $109 million in other non-current liabilities and $10 million and $7 million in current liabilities in its consolidated balance sheets. During 2012, 2011 and 2010, respectively, Bunge recognized $(1) million, $(3) million and $(2) million in interest and penalties in income tax benefit (expense) in the consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2012	2011	2010
Balance at January 1,	$116	$102	$111
Additions based on tax positions related to the current year	12	13	1
Additions based on tax positions related to prior years	8	17	7
Reductions for tax positions of prior years	(2)	—	—
Settlement or clarification from tax authorities	(3)	(7)	(2)
Expiration of statute of limitations	(22)	(3)	(7)
Sale of Brazilian fertilizer nutrients assets	—	—	(6)
Foreign currency translation	(1)	(6)	(2)

Balance at December 31,	$108	$116	$102

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. Bunge believes that it is reasonably possible that approximately $2 million of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

its unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2005-2012
South America	2005-2012
Europe	2005-2012
Asia	2002-2012

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

        In 2010, the Brazilian IRS had proposed certain significant adjustments to the income tax returns for one of Bunge's Brazilian subsidiaries for the years 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In late 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of the Brazilian IRS's case against Bunge. Management is appealing the remainder of the case, and has not changed its position that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

        Bunge paid income taxes, net of refunds received, of $804 million, $592 million and $398 million during the years ended December 31, 2012, 2011 and 2010, respectively. These net payments include payments of estimated income taxes in accordance with applicable tax laws, primarily in Brazil, requiring such interim estimated payments. For 2012 and 2011, estimated tax payments during those years exceeded the annual amounts ultimately determined to be owed for the full years by $99 million and $88 million, respectively. In accordance with applicable tax laws, these overpayments may be recoverable from future income taxes or non-income taxes payable.

15. Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 18 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments and see Note 17 for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in Bunge's principal or most advantageous market for the asset or liability in an orderly

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives and certain other assets based on the fair value hierarchy established in ASC Topic 820 Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2012				December 31, 2011
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,815	$436	$5,251	$—	$3,736	$283	$4,019
Unrealized gain on designated derivative contracts(1):
Foreign Exchange	—	1	—	1	—	13	—	13
Unrealized gain on undesignated derivative contracts(1):
Foreign Exchange	—	194	—	194	—	451	1	452
Commodities	61	697	264	1,022	75	586	125	786
Freight	—	—	1	1	5	—	1	6
Energy	9	2	1	12	11	13	2	26
Deferred Purchase Price Receivable (Note 18)	—	134	—	134	—	192	—	192
Other(2)	234	32	—	266	146	34	—	180

Total assets	$304	$5,875	$702	$6,881	$237	$5,025	$412	$5,674

Liabilities:
Unrealized loss on designated derivative contracts(3):
Foreign Exchange	$—	$—	$—	$—	$—	$45	$—	$45
Unrealized loss on undesignated derivative contracts(3):
Interest Rate	—	—	—	—	—	2	—	2
Foreign Exchange	1	119	—	120	—	617	—	617
Commodities	153	667	180	1,000	147	417	116	680
Freight	3	—	—	3	1	—	—	1
Energy	42	—	20	62	4	6	15	25

Total liabilities	$199	$786	$200	$1,185	$152	$1,087	$131	$1,370

(1)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at December 31, 2012 and 2011, respectively.

(2)
Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2012 and 2011, respectively.

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

        Bunge's policy is to only classify exchange traded or cleared derivative contracts in Level 1, thus transfers of assets and liabilities into and/or out of Level 1 occur infrequently. Transfers into Level 1 would generally only be expected to occur when an exchange cleared derivative contract historically valued using a valuation model as the result of a lack of observable inputs becomes sufficiently observable, resulting in the valuation price being essentially the exchange traded price. There were no significant transfers into or out of Level 1 during the periods presented.

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

        The significant unobservable inputs resulting in Level 3 classification relate to freight in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on Bunge's financial statements as these contracts do not typically exceed one future crop cycle.

        Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Bunge's policy regarding the timing of transfers between levels is to record the transfers at the beginning of the reporting period.

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility factors, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant allowances related to non-performance by counterparties at December 31, 2012 and 2011.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011. Level 3 instruments presented in the tables include readily marketable inventories and derivatives. These instruments were valued using pricing models that, in management's judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and losses (realized/unrealized) included in cost of goods sold	199	(320)	(121)
Purchases	3	1,005	1,008
Sales	3	(1,628)	(1,625)
Issuances	(4)	—	(4)
Settlements	(191)	—	(191)
Transfers into Level 3	16	1,418	1,434
Transfers out of Level 3	42	(322)	(280)

Balance, December 31, 2012	$66	$436	$502

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2012 and 2011 for Level 3 assets and liabilities that were held at December 31, 2012 and 2011:

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2012:
Cost of goods sold	$59	$202	$261

Foreign exchange gains (losses)	$—	$—	$—

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2011:
Cost of goods sold	$(6)	$112	$106

Foreign exchange gains (losses)	$(1)	$—	$(1)

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

Derivative Instruments

        Interest rate derivatives—Interest rate swaps used by Bunge as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge may enter into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. Bunge may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis swap agreements are recorded in earnings. There were no outstanding interest rate swap agreements as of December 31, 2012 or 2011.

        Bunge recognized approximately zero, $6 million and $9 million as a reduction in interest expense in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively, relating to interest rate swap agreements outstanding during the respective periods. In addition, during the years ended December 31, 2012, 2011 and 2010, Bunge recognized gains of approximately $20 million, $13 million and $11 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements.

        Foreign exchange derivatives—Bunge uses a combination of foreign exchange forward swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges. Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

        Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

        The table below summarizes the notional amounts of open foreign exchange positions.

	December 31, 2012
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(10)	$(299)	$170	Delta
Forwards	(100)	(15,581)	11,787	Notional
Swaps	—	(8)	38	Notional

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

	December 31, 2012
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(4,381,365)	—	—	Metric Tons
Options	(18,122)	—	—	Metric Tons
Forwards	—	(30,532,513)	30,582,932	Metric Tons
Swaps	—	(7,454,078)	1,361	Metric Tons

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

	December 31, 2012
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(2,289)	—	—	Hire Days
FFA Options	(1,351)	—	—	Hire Days

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The table below summarizes the open energy positions.

	December 31, 2012
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	5,207,197	—	—	MMBtus
Swaps	—	—	880,000	MMBtus
Options	(3,001,906)	—	—	MMBtus
Energy—Other
Futures	3,192,497	—	—	Metric Tons
Forwards	—	—	12,791,373	Metric Tons
Swaps	37,861	(4,000)	—	Metric Tons
Options	(53,409)	—	—	Metric Tons

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

	Gain or (Loss) Recognized in Income on Derivative
		December 31,
(US$ in millions)	Location	2012	2011
Designated Derivative Contracts
Interest Rate	Interest income/Interest expense	$—	$—
Foreign Exchange	Foreign exchange gains (losses)	—	—
Commodities	Cost of goods sold	—	—
Freight	Cost of goods sold	—	—
Energy	Cost of goods sold	—	—

Total		$—	$—

Undesignated Derivative Contracts
Interest Rate	Interest income/Interest expense	$—	$1
Interest Rate	Other income (expenses)—net	1	—
Foreign Exchange	Foreign exchange gains (losses)	(135)	40
Foreign Exchange	Income (loss) from discontinued operations, net of tax	8	—
Foreign Exchange	Cost of goods sold	(7)	72
Commodities	Cost of goods sold	(561)	(127)
Freight	Cost of goods sold	(1)	78
Energy	Cost of goods sold	(6)	(4)

Total		$(701)	$60

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The tables below summarize the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges in the consolidated statements of income.

	December 31, 2012
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)		Gain or (Loss) Recognized in Income on Derivative(2)
	Notional Amount	Gain or (Loss) Recognized in Accumulated OCI(1)
(US$ in millions)			Location	Amount	Location	Amount(3)
Cash Flow Hedge:
Foreign Exchange(4)	$190	$5	Foreign exchange		Foreign exchange
			gains (losses)	$(6)	gains (losses)	$—

Total	$190	$5		$(6)		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2012, Bunge expects to reclassify into income in the next 12 months $5 million after-tax losses related to its foreign exchange cash flow hedges.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of gain recognized in income is zero, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts mature at various dates in 2013.

	December 31, 2011
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)		Gain or (Loss) Recognized in Income on Derivative(2)
		Gain or (Loss) Recognized in Accumulated OCI(1)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(3)
Cash Flow Hedge:
Foreign Exchange(4)	$522	$(6)	Foreign exchange		Foreign exchange
			gains (losses)	$—	gains (losses)	$—
Commodities(5)	—	11	Cost of goods sold	17	Cost of goods sold	5

Total	$522	$5		$17		$5

Net Investment Hedge(5):
Foreign Exchange	$—	$33	Foreign exchange		Foreign exchange
			gains (losses)	$—	gains (losses)	$—

Total	$—	$33		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2011, Bunge expected to reclassify into income in the next 12 months approximately $6 million of after tax gains related to its agricultural commodities cash flow hedges. As of December 31, 2011, there were no designated agricultural commodity cash flow hedges outstanding.

(2)
The gain or (loss) recognized relates to the ineffective portion of the hedging relationship and to the amount excluded from the assessment of hedging effectiveness.

(3)
The amount of gain recognized in income is $5 million, which relates to the ineffective portion of the hedging relationships, and zero, which relates to the amount excluded from the assessment of hedge effectiveness.

(4)
The foreign exchange forward contracts matured at various dates in 2012.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2012 and 2011 was 6.59% and 4.47%, respectively.

	December 31,
(US$ in millions)	2012	2011
Lines of credit:
Unsecured, variable interest rates from 0.02% to 39.98%(1)	$1,598	$719

Total short-term debt	$1,598	$719

(1)
Includes $378 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 18.78% as of December 31, 2012 and $97 million at a weighted average interest rate of 22.72% as of December 31, 2011.

        In June 2012, Moody's Investor Services downgraded the credit ratings of certain financial institutions, including two banks with an aggregate commitment of $74 million under Bunge's $600 million liquidity facility. As these banks no longer met the minimum ratings required to participate in the liquidity facility following the downgrades, these banks' commitments under the liquidity facility were terminated and the amount available under the facility was reduced by $74 million to $526 million. Consequent to the reduction of the liquidity facility, the size of Bunge's commercial paper program was also simultaneously reduced to $526 million.

        At December 31, 2012, Bunge had no outstanding amounts under its $526 million commercial paper program. The commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor's and P-1 by Moody's Investors Services. The liquidity facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper in an aggregate amount of up to $526 million. The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under Bunge's commercial paper program. At December 31, 2012, no borrowings were outstanding under these committed back-up bank credit lines. In January 2013, Bunge increased the commitments under the liquidity facility to $600 million and therefore simultaneously increased the size of Bunge's commercial paper program to $600 million.

        In addition to the committed facilities noted above, from time to time, Bunge enters into uncommitted short-term credit lines as necessary based on its liquidity requirements. At December 31, 2012, $1,000 million was outstanding under these uncommitted short-term credit lines. In addition, Bunge's operating companies had $598 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2012 to support working capital requirements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Debt

        Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2012	2011
Revolving credit facilities	$—	$250
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	300	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)(1)	100	—
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	—
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016(2)(3)	42	64
Other	323	216

Subtotal	3,897	3,362
Less: Current portion of long-term debt	(719)	(14)

Total long-term debt excluding investment fund debt	3,178	3,348
Consolidated non-recourse investment fund debt(4)	354	—

Total long-term debt	$3,532	$3,348

(1)
In August 2012, the $300 million 3.32% fixed rate term loan credit facility was amended to include additional borrowing capacity of $100 million carrying a variable interest rate of LIBOR plus 1.38%.

(2)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(3)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum at December 31, 2012 and 6.00% per annum at December 31, 2011.

(4)
Long-term debt of consolidated investment funds at December 31, 2012 with no recourse to Bunge maturing at various dates through 2017.

        The fair values of long-term debt, including current portion, at December 31, 2012 and 2011 were $4,581 million and $3,676 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The fair value of Bunge's long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	December 31, 2012			December 31, 2011
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)	Carrying Value	Fair Value (Level 2)
Long-term debt including current portion	$4,251	$4,322	$259	$3,362	$3,676

        In October 2012, Bunge increased the available amount under its syndicated $1,000 million revolving credit facility which matures on November 17, 2016 to $1,085 million. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of its long-term senior unsecured debt. Amounts under the credit facility that

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Debt (Continued)

remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of Bunge's long-term senior unsecured debt. There were no borrowings outstanding under this credit agreement at December 31, 2012.

        In June 2012, Bunge completed the sale of $600 million aggregate principal amount of senior unsecured notes (senior notes) bearing interest at 3.20%, maturing on June 15, 2017. The senior notes were issued by Bunge's 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $595 million were used for general corporate purposes including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

        In March 2012, Bunge acquired and consolidated an asset management company including certain investment funds for which Bunge has been deemed to be the primary beneficiary. This resulted in an increase in long-term debt attributable to these investment funds of $354 million at December 31, 2012. The debt acquired primarily consists of third-party debt and loans from limited partners in certain of the investment funds. Bunge has elected to record the loans from these limited partners at fair value on a recurring basis. This debt is not an obligation of Bunge and the investment funds' creditors do not have any recourse to Bunge under the relevant debt agreements. At December 31, 2012, the fair value of these loans, a Level 3 measurement, was $259 million.

        At December 31, 2012, Bunge had approximately $2,835 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $137 million at December 31, 2012 have been mortgaged or otherwise collateralized against long-term debt of $130 million at December 31, 2012.

        Principal Maturities—Principal maturities of long-term debt at December 31, 2012 are as follows:

(US$ in millions)
2013	$716
2014	752
2015	466
2016	518
2017	1,031
Thereafter	723

Total(1)	$4,206

(1)
Excludes unamortized net gains of $45 million related to terminated interest rate swap agreements recorded in long-term portion of debt.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2012.

        During the years ended December 31, 2012, 2011 and 2010, Bunge paid interest, net of interest capitalized, of $259 million, $208 million and $247 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

18. Trade Receivables Securitization Program

        On June 1, 2011, Bunge and certain of its subsidiaries entered into a trade receivables securitization program (the Program) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the Purchasers) that provides for funding up to $700 million against receivables sold into the program. The securitization program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the securitization program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (a deferred purchase price), which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the program.

        Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies and country and obligor concentration limits. BSBV purchases trade receivables from the originating Bunge subsidiaries using (i) proceeds from the sale of receivables to the administrative agent, (ii) collections of the deferred purchase price and (iii) borrowings from BFBV under a revolving subordinated loan facility.

        At December 31, 2012 and 2011, $772 million and $836 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the program totaled $13,823 million and $7,531 million for the year ended December 31, 2012 and the period from inception of the program (June 1, 2011) through December 31, 2011, respectively. In addition, cash collections from customers on receivables previously sold were $14,031 million and $6,872 million for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the program for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011 were $14,054 million and $7,778 million, respectively. These sales resulted in discounts of $19 million and $5 million for the year ended December 31, 2012 and the period from inception of the program through December 31, 2011, which were included in SG&A in the consolidated statements of income. Servicing fees under the program were not significant in any period.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Trade Receivables Securitization Program (Continued)

        Bunge's risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $134 million and $192 million at December 31, 2012 and 2011, respectively, and is included in other current assets in the consolidated balance sheets (see Note 6). The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable sold under the program during the year ended December 31, 2012 and the period from inception of the program through December 31, 2011 were insignificant. Bunge has reflected all cash flows under the securitization program as operating cash flows in the consolidated statements of cash flows for the year ended December 31, 2012 and 2011, including changes in the fair value of the deferred purchase price of $4 million for the year ended December 31, 2012 and $4 million for the period from inception of the program through December 31, 2011.

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

        Plan Amendments and Transfers In and Out—There were no significant amendments, settlements or transfers in to or out of Bunge's employee benefit plans during the years ended December 31, 2012 or 2011.

        In 2010, there was a transfer out that resulted from the divestiture of Bunge's Brazilian fertilizer nutrients assets (see Note 3), which included its Brazil-based fertilizer subsidiary, Ultrafertil, SA (Ultrafertil). Ultrafertil was a participating sponsor in a frozen multiple-employer defined benefit pension plan (the Petros Plan) that was managed by Fundaçao Petrobras de Securidade Social (Petros). The Petros Plan began in 1970 prior to the Brazilian government's deregulation of the fertilizer industry in Brazil. The Petros Plan was funded in accordance with Brazilian statutory requirements. The sale of Bunge's investment in Ultrafertil as part of the Brazilian fertilizer nutrients assets sale transaction resulted in a settlement of the Plan of approximately $42 million for accounting purposes.

        The following table sets forth in aggregate the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2012 and 2011 for plans

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

with assets in excess of benefit obligations and plans with benefit obligations in excess of plan assets. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligation at the beginning of year	$513	$432	$143	$136
Plan amendments	2	—	—	—
Service cost	18	15	8	7
Interest cost	25	25	6	6
Actuarial (gain) loss, net	70	58	15	4
Employee contributions	—	—	3	3
Plan settlements	(3)	—	(14)	(4)
Benefits paid	(17)	(16)	(1)	(4)
Expenses paid	(1)	(1)	—	(1)
Impact of foreign exchange rates	—	—	3	(4)

Benefit obligation at the end of year	$607	$513	$163	$143

Change in plan assets:
Fair value of plan assets at the beginning of year	$355	$330	$124	$115
Actual return on plan assets	48	20	7	6
Employer contributions	14	22	10	11
Employee contributions	—	—	3	3
Plan settlements	(3)	—	(14)	(3)
Benefits paid	(17)	(16)	(1)	(4)
Expenses paid	(1)	(1)	—	(1)
Impact of foreign exchange rates	—	—	2	(3)

Fair value of plan assets at the end of year	$396	$355	$131	$124

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(211)	$(158)	$(32)	$(19)
Net (liability) asset recognized in the balance sheet	$(211)	$(158)	$(32)	$(19)

Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$—	$4	$9
Current liabilities	(1)	(1)	(2)	(2)
Non-current liabilities	(210)	(157)	(34)	(26)

Net liability recognized	$(211)	$(158)	$(32)	$(19)

        Included in accumulated other comprehensive income at December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset of $1 million (zero, net of tax), unrecognized prior service cost of $7 million ($5 million, net of tax) and unrecognized actuarial loss of $218 million ($142 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2013 is $2 million ($1 million, net of tax) and unrecognized actuarial loss of $18 million ($12 million, net of tax).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2012, the $607 million and $163 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $607 million and $116 million, which were in excess of the fair value of related plan assets of $396 million and $80 million. At December 31, 2011, the $513 million and $143 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $513 million and $36 million, which were in excess of the fair value of related plan assets of $355 million and $7 million. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $548 million and $153 million at December 31, 2012 and $468 million and $137 million at December 31, 2011.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2012	2011	2012	2011
Projected benefit obligation	$607	$513	$54	$36
Accumulated benefit obligation	548	468	52	34
Fair value of plan assets	$396	$355	$21	$7

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit pension plans:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2012	2011	2010	2012	2011	2010
Service cost	$18	$15	$13	$8	$7	$3
Interest cost	25	25	24	6	6	22
Expected return on plan assets	(26)	(26)	(24)	(6)	(6)	(25)
Amortization of prior service cost	2	2	2	—	—	1
Amortization of net loss	13	5	5	1	1	—
Settlement loss recognized	—	—	—	1	—	26

Net periodic benefit costs	$32	$21	$20	$10	$8	$27

        The weighted-average actuarial assumptions used in determining the benefit obligation under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2012	2011	2012	2011
Discount rate	4.2%	5.0%	3.3%	4.2%
Increase in future compensation levels	3.8%	3.8%	3.0%	2.7%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	6.0%	6.2%	4.2%	4.4%	10.5%
Expected long-term rate of return on assets	7.5%	8.0%	8.0%	4.6%	5.3%	11.4%
Increase in future compensation levels	3.8%	4.2%	4.2%	2.7%	2.4%	6.3%

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The fair values of Bunge's U.S. and foreign defined benefit pension plans' assets at the measurement date, by category, are as follows:

	Fair Value Measurements at December 31, 2012
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$2	$—	$2	$—	$—	$—	$—	$—
Equities:
Mutual Funds(1)	251	19	251	—	—	19	—	—
Fixed income securities:
Mutual Funds(2)	143	106	72	7	71	99	—	—
Others(3)	—	6	—	—	—	6	—	—

Total	$396	$131	$325	$7	$71	$124	$—	$—

	Fair Value Measurements at December 31, 2011
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Equities:
Mutual Funds(1)	$220	$18	$220	$1	$—	$17	$—	$—
Fixed income securities:
Mutual Funds(2)	135	106	73	5	62	101	—	—

Total	$355	$124	$293	$6	$62	$118	$—	$—

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

(3)
This category represents a portfolio consisting of a mixture of equity, fixed income and cash.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The table below presents the reconciliation for pension assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011. At December 31, 2012, there were no significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Input (Level 3)
(US$ in millions)	Insured Asset
Beginning balance, January 1, 2011	$49
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—
Relating to assets sold during 2011	—
Purchase, sales and settlements	—
Transfers out of Level 3(1)	(49)

Ending balance, December 31, 2011	$—

(1)
This plan's assets are classified as insured assets and are held by a collective insurance fund. Bunge does not actively participate in the administration or the asset management of the collective fund.

        Bunge expects to contribute $39 million and $9 million, respectively, to its U.S. and foreign-based defined benefit pension plans in 2013.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2013	$21	$9
2014	23	9
2015	26	9
2016	28	9
2017	31	9
2018-2022	182	49

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $14 million, $14 million and $12 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        Plan Settlements—In 2010, Bunge divested its Brazilian fertilizer nutrients assets (see Notes 3 and 19), which resulted in a settlement of approximately $32 million.

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2012 and 2011. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligation at the beginning of year	$17	$20	$97	$100
Plan amendments	—	—	(3)	—
Service cost	—	—	1	1
Interest cost	1	1	9	10
Actuarial (gain) loss, net	—	(3)	(2)	8
Employee contributions	1	1	—	—
Plan settlements/divestitures	—	—	(6)	—
Benefits paid	(3)	(2)	(9)	(10)
Impact of foreign exchange rates	—	—	(7)	(12)

Benefit obligation at the end of year	$16	$17	$80	$97

Change in plan assets:
Employer contributions	$2	$1	$9	$10
Employee contributions	1	1	—	—
Benefits paid	(3)	(2)	(9)	(10)

Fair value of plan assets at the end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets less than benefit obligation	$(16)	$(17)	$(80)	$(97)
Net liability recognized in the balance sheet	$(16)	$(17)	$(80)	$(97)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(2)	$(2)	$(3)	$(7)
Non-current liabilities	(14)	(15)	(77)	(90)

Net liability recognized	$(16)	$(17)	$(80)	$(97)

        Included in accumulated other comprehensive income at December 31, 2012 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million (zero, net of tax) and zero (zero, net of tax), respectively, and unrecognized actuarial gain (loss) of $4 million ($3 million, net of tax) and $(6) million ($(4) million, net of tax), respectively. Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement healthcare benefit plans in 2013.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	1	1	2	9	10	10
Amortization of prior service cost	—	—	—	(7)	(1)	(1)
Amortization of net loss	—	—	—	8	1	2
Settlement gain recognized	—	—	—	—	—	(26)

Net periodic benefit costs	$1	$1	$2	$11	$11	$(14)

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2012	2011	2012	2011
Discount rate	3.8%	4.8%	8.8%	10.3%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.8%	5.3%	5.8%	10.3%	10.8%	11.3%

        At December 31, 2012, for measurement purposes related to U.S. plans, a 9.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2013, decreasing to 4.5% by 2029, remaining at that level thereafter. At December 31, 2011, for measurement purposes related to U.S. plans, a 10.42% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 7.74% and 7.63% for 2012 and 2011, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost—U.S. plans	$—	$—
Effect on total service and interest cost—Foreign plans	$2	$(1)
Effect on postretirement benefit obligation—U.S. plans	$1	$(1)
Effect on postretirement benefit obligation—Foreign plans	$9	$(8)

        Bunge expects to contribute $2 million to its U.S. postretirement healthcare benefit plan and $12 million to its foreign postretirement healthcare benefit plans in 2013.

        The following benefit payments, which reflect expected future service as appropriate, are expected to be paid in the following periods:

(US$ in millions)	U.S. Postretirement Healthcare Benefit Expected Payments	Foreign Postretirement Healthcare Benefit Expected Payments
2013	$2	$6
2014	2	6
2015	2	6
2016	2	6
2017	1	7
2018 - 2022	6	35

21. Related Party Transactions

        Notes receivable—Bunge holds a note receivable under a revolving credit facility from Bunge-Ergon Vicksburg LLC, a 50% owned U.S. joint venture. The amounts outstanding were $9 million and $29 million at December 31, 2012 and 2011, respectively. This note matures in May 2014 with interest payable at a rate of LIBOR plus 2.0%. During the year ended December 31, 2012, Bunge recorded an impairment of $29 million related to the note receivable. Concurrent with the impairment of the note receivable, Bunge ceased recognition of interest income associated with this loan.

        Bunge holds a note receivable from Southwest Iowa Renewable Energy, a 25% owned U.S. investment, having a carrying value of approximately $37 million and $27 million at December 31, 2012 and 2011, respectively. This note matures in August 2014 with interest payable at a rate of LIBOR plus 7.5%.

        Bunge holds a note receivable from Biodiesel Bilbao S.A., a 20% owned investment in Spain, having a carrying value of approximately $6 million at December 31, 2012 and 2011. This note matures in December 2015 with interest payable at a rate of 3.9%.

        Bunge holds a note receivable from Biocolza-Oleos E Farinhas de Colza S.A., a 40% owned investment in Portugal, having a carrying value of approximately $6 million and $5 million at December 31, 2012 and 2011, respectively. This note matures in December 2013 with interest payable at a rate of 8.6%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Related Party Transactions (Continued)

        Bunge holds a note receivable from Bunge-SCF Grain, LLC., a 50% owned investment in the U.S., having a carrying value of approximately $6 million at December 31, 2012. This is a revolving note with interest payable at a rate of LIBOR plus 3.25%.

        Bunge holds a note receivable from Sabina, a 1% owned investment in the U.S., having a carrying value of approximately $8 million at December 31, 2012. This is a revolving note with interest payable at a rate of LIBOR plus 3.5%.

        Bunge holds a note receivable from Senwes Limited, its partner in the Bunge Senwes joint venture in South Africa, having a carrying value of approximately $6 million at December 31, 2012. This is a revolving note with interest payable at a rate of South African primer minus 2.5%.

        Bunge has recognized interest income related to these notes receivable of approximately $2 million, $2 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively, in interest income in its consolidated statements of income. Notes receivable at December 31, 2012 and 2011, with carrying values of $87 million and $79 million, respectively, are included in other current assets or other non-current assets in the consolidated balance sheets, according to payment terms.

        Notes payable—Bunge has a note payable with a carrying value of $7 million at both December 31, 2012 and 2011, to a joint venture partner in a port terminal in Brazil. The real-denominated note is payable on demand with interest payable annually at the Brazilian interbank deposit rate 8.4% at December 31, 2012. This notes payable is included in other current liabilities in Bunge's consolidated balance sheets at December 31, 2012 and 2011. Bunge recorded interest expense of approximately $1 million in each of the years ended December 31, 2012, 2011 and 2010 related to this note.

        Other—Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $685 million, $835 million and $525 million for the years ended December 31, 2012, 2011 and 2010, respectively. Bunge also sold soybean and other commodity products to certain of these joint ventures, which totaled $592 million, $452 million and $478 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, Bunge had approximately $169 million and $67 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2012 and 2011, Bunge had approximately $128 million and $32 million, respectively, of payables to these joint ventures recorded in trade accounts payable in the consolidated balance sheets. In addition, Bunge provided services during the year ended December 31, 2012 to its unconsolidated joint ventures including $51 million of tolling services, $8 million of administrative support services and $19 million of other services. Bunge believes these transaction values are similar to those that would be conducted with third parties.

22. Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. The range of possible losses for such matters cannot be reasonably estimated and could differ materially from amounts already accrued by the Company. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Commitments and Contingencies (Continued)

matters will not have a material effect on Bunge's financial condition, results of operations or liquidity. Included in other non-current liabilities at December 31, 2012 and 2011 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2012	2011
Tax claims	$70	$70
Labor claims	75	77
Civil and other claims	109	76

Total	$254	$223

        Tax Claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the Supreme Court decisions, it has received certain similar tax incentives and benefits. Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of GAAP, no liability has been recorded in the consolidated financial statements.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge's locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge's Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $89 million as of December 31, 2012), plus accrued interest of approximately 593 million pesos (approximately $121 million as of December 31, 2012). Bunge's Argentine subsidiary has appealed this assessment before the National Tax Court. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge's locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed Bunge's interest on these paid export taxes in an amount totaling approximately $80 million. Additionally, in April 2012, the Argentine government suspended Bunge's Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge's subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge's business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Commitments and Contingencies (Continued)

merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        In December, 2012, the Brazilian IRS concluded an examination of the PIS and COFINS tax returns of one of Bunge's Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately $140 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

        Labor Claims—The labor claims relate principally to claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and Other—The civil and other claims relate to various disputes with third parties, including suppliers and customers and include $27 million relating to a legacy environmental claim in Brazil from 1998, which was recorded in the first quarter of 2012.

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2012:

(US$ in millions)	Maximum Potential Future Payments
Customer financing(1)	$46
Unconsolidated affiliates financing(2)	22
Residual value guarantee(3)	69

Total	$137

(1)
Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge's customers. The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years. In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers. At December 31, 2012, Bunge had approximately $22 million of tangible property that had been pledged to Bunge as collateral against certain of these refinancing arrangements. Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the fair value of such guarantees as an obligation in its consolidated financial statements. Bunge's recorded obligation related to these outstanding guarantees was $15 million at December 31, 2012.

(2)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2013, 2014 and 2017. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2012, Bunge's had no recorded obligations related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At December 31, 2012, Bunge's recorded obligation related to these guarantees was $4 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2012, Bunge's consolidated balance sheet includes

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Commitments and Contingencies (Continued)

debt with a carrying amount of $4,332 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Future Minimum Payment Obligations
2013	$99	$58	$157
2014 and 2015	61	63	124
2016 and 2017	26	32	58
2018 and thereafter	3	226	229

Total	$189	$379	$568

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $66 million during the year ended December 31, 2012 and expects to receive payments of approximately $9 million in 2013 under such relet agreements.

        Commitments—At December 31, 2012, Bunge had approximately $67 million of purchase commitments related to its inventories, $4 million of power supply contracts and $367 million of contractual commitments related to construction in progress.

23. Redeemable Noncontrolling Interests

        In July 2012, Bunge acquired a controlling interest in a newly formed oilseed processing venture in Europe (see Note 2). As part of the transaction, Bunge entered into a variable price put arrangement subject to a floor and ceiling price, whereby the noncontrolling interest holder can require the Company to acquire the remaining shares of the operation during specific option exercise periods from April to May 2016, 2017 and 2018, respectively. Bunge has elected to accrete the changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method. At December 31, 2012, $29 million is included in redeemable noncontrolling interests in the consolidated balance sheets. The difference between redemption value and carrying amount was insignificant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Redeemable Noncontrolling Interest (Continued)

        In May 2012, Bunge acquired a controlling interest in a wheat mill and bakery mix operation (see Note 2) and, as part of the transaction, Bunge entered into a variable price put arrangement whereby the noncontrolling interest holder can require Bunge to acquire the remaining shares of the operation on or after May 4, 2015. At December 31, 2012, $9 million is included in redeemable noncontrolling interests in Bunge's consolidated balance sheets. Bunge has elected to record the variable price put at fair value with any excess of the redemption value over carrying value adjusted through a charge to additional paid-in capital. The calculation of the fair value of the variable price put (a Level 3 measurement) is determined by using an undiscounted cash flow analysis based on the Company's forecasts.

24. Equity

        Share Repurchase Program—On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge's issued and outstanding common shares. The program was approved to run through December 31, 2011. On December 7, 2011, the Board of Directors approved a one-year extension of Bunge's existing share repurchase program through December 31, 2012. On December 5, 2012, the Board of Directors approved a $275 million increase in the size of the share repurchase program and extended the program for an indefinite period. Bunge repurchased 1,933,286 common shares for $120 million during the year ended December 31, 2011 and 6,714,573 common shares for $354 million during the year ended December 31, 2010, bringing total repurchases under the program from inception through December 31, 2012 to 8,647,859 shares for $474 million. Bunge did not repurchase any shares under the program during the year ended December 31, 2012.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2012. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1059 common shares based on a conversion price of $90.4265 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,630,710 Bunge Limited common shares at December 31, 2012).

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2012 and 2011, Bunge recorded $34 million of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Equity (Continued)

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

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gain (Loss) on Hedging Activities	Treasury Rate Lock Contracts	Pension and Other Postretirement Liability Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2010	$423	$(5)	$(7)	$(90)	$(2)	$319
Other comprehensive income (loss)	247	4	6	12	—	269
Income tax benefit (expense)	—	(1)	1	(5)	—	(5)

Balance, December 31, 2010	670	(2)	—	(83)	(2)	583
Other comprehensive income (loss)	(1,130)	(33)	—	(61)	—	(1,224)
Income tax benefit (expense)	—	11	—	20	—	31

Balance, December 31, 2011	(460)	(24)	—	(124)	(2)	(610)
Other comprehensive income (loss)	(805)	42	—	(47)	12	(798)
Income tax benefit (expense)	—	(15)	—	14	(1)	(2)

Balance, December 31, 2012	$(1,265)	$3	$—	$(157)	$9	$(1,410)

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

25. Earnings Per Share

        Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Earnings Per Share (Continued)

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2012	2011	2010
Income from continuing operations	$378	$965	$2,350
Net (income) loss attributable to noncontrolling interests	28	2	(34)

Income from continuing operations attributable to Bunge	406	967	2,316

Convertible preference share dividends and other obligations	(36)	(34)	(67)
Income (loss) from discontinued operations, net of tax	(342)	(25)	38

Net income available to Bunge common shareholders	$28	$908	$2,287

Weighted-average number of common shares outstanding:
Basic	146,000,541	146,583,128	141,191,136
Effect of dilutive shares:
—stock options and awards(1)	1,134,945	1,042,127	1,032,143
—convertible preference shares(2)	—	7,583,790	14,051,535

Diluted	147,135,486	155,209,045	156,274,814

Basic earnings per common share:
Net income (loss) from continuing operations	$2.53	$6.37	$15.93
Net income (loss) from discontinued operations	(2.34)	(0.17)	0.27

Net income attributable to Bunge common shareholders—basic	$0.19	$6.20	$16.20

Diluted earnings per common share:
Net income (loss) from continuing operations	$2.51	$6.23	$14.82
Net income (loss) from discontinued operations	(2.32)	(0.16)	0.24

Net income attributable to Bunge common shareholders—diluted	$0.19	$6.07	$15.06

(1)
The weighted-average common shares outstanding-diluted excludes approximately 4 million, 4 million and 3 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
Weighted-average common shares outstanding-diluted for the year ended December 31, 2012 excludes the effect of approximately 7.6 million weighted-average common shares that would be issuable upon conversion of Bunge's convertible preference shares because the effect would not have been dilutive.

26. Share-Based Compensation

        For the years ended December 31, 2012, Bunge recognized approximately $25 million and $19 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. For the year ended December 31, 2011, Bunge recognized approximately $24 million and $25 million of compensation

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation (Continued)

expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. For the year ended December 31, 2010, Bunge recognized approximately $22 million and $38 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards.

        2009 Equity Incentive Plan and Equity Incentive Plan—During the year ended December 31, 2009, Bunge established the 2009 Equity Incentive Plan (the 2009 EIP), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge Board of Directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan (the Equity Incentive Plan), a shareholder approved plan. Under the Equity Incentive Plan, the compensation committee of the Bunge's Board of Directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards can be granted under the Equity Incentive Plan.

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

         (ii)  Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost to employees. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of that three-year period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant. Payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share (EPS) during the three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan or the 2009 EIP, as applicable, is based on income per share from continuing operations adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and in the Equity Incentive Plan. Payment of the award is calculated based on a sliding scale whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual cumulative EPS is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Awards are paid solely in Bunge Limited common shares.

        Time-vested restricted stock units are subject to vesting periods varying from three to five years and vest on either a pro-rata basis over the applicable vesting period or 100% at the end of the applicable vesting period, as determined by the compensation committee at the time of the grant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation (Continued)

Vesting may be accelerated in certain circumstances as provided in the 2009 EIP and the Equity Incentive Plan. Time-vested restricted stock units are paid in Bunge Limited common shares upon satisfaction of the applicable vesting terms.

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

          (i)  Stock Option Awards—Stock options to purchase Bunge Limited common shares are granted with an exercise price equal to the market value of Bunge Limited common shares on the date of the grant, as determined under the 2007 Directors' Plan. Options expire ten years after the date of the grant and generally vest and are exercisable on the third anniversary of the grant date. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan. Compensation expense is recognized on a straight-line basis.

         (ii)  Restricted Stock Units—Restricted stock units and deferred restricted stock units are granted at no cost to the non-employee directors. Restricted stock units generally vest on the third anniversary of the grant date and payment is made in Bunge Limited common shares. Deferred restricted stock units generally vest on the first anniversary of the grant date and payment is deferred until after the third anniversary of the date of grant and made in Bunge Limited common shares. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan.

        At the time of payment, a participant holding a restricted stock unit or deferred restricted stock unit is also entitled to receive corresponding dividend equivalent share payments. Compensation expense is equal to the market value of Bunge Limited common shares at the date of grant and is recognized on a straight-line basis over the vesting period of each grant.

        Non-Employee Directors' Equity Incentive Plan—Prior to the May 25, 2007 shareholder approval of the 2007 Directors' Plan, Bunge granted equity-based awards to its non-employee directors under the Non-Employee Directors' Equity Incentive Plan (the Directors' Plan) which is also a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st following the grant date. Vesting may be accelerated in certain circumstances as provided in the Directors' Plan. Compensation expense has been recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 on an accelerated basis over the vesting period of each grant. Effective May 25, 2007, no further awards are granted under the Directors' Plan.

        The fair value of each stock option granted under any of Bunge's equity incentive plans is estimated on the grant date using the Black-Scholes-Merton option-pricing model with the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily closing price of Bunge's shares up to the grant date. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of granted

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation (Continued)

options represents the period of time that the granted options are expected to be outstanding based on historical experience and giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with a term equal to the expected option term of the respective grants and grant dates.

	December 31,
Assumptions:	2012	2011	2010
Expected option term (in years)	5.94	5.39	5.43
Expected dividend yield	1.48%	1.29%	1.36%
Expected volatility	44.26%	45.45%	44.34%
Risk-free interest rate	1.15%	2.48%	2.56%

        A summary of option activity under the plans for the year ended December 31, 2012 is presented below:

Options (US$ in millions)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,414,647	$62.45
Granted	1,127,525	67.63
Exercised	(625,462)	37.84
Forfeited or expired	(174,891)	80.86

Outstanding at December 31, 2012	5,741,819	$65.59	5.96	$62

Exercisable at December 31, 2012	3,819,070	$64.39	4.62	$53

        The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $25.06, $27.99 and $23.70, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $19 million, $24 million and $4 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

        At December 31, 2012, $27 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan is expected to be recognized over the next two years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation (Continued)

        A summary of activity under Bunge's restricted stock unit plans for the year ended December 31, 2012 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2012(1)	1,185,855	$61.62
Granted	612,724	67.08
Vested/issued(2)	(105,750)	60.42
Forfeited/cancelled(2)	(360,084)	54.44

Restricted stock units at December 31, 2012(1)	1,332,745	$66.17

(1)
Excludes accrued unvested dividends, which are payable in shares upon vesting of Bunge's common shares. At December 31, 2012, there were 27,966 unvested dividends accrued. Accrued unvested dividends are revised upon non-achievement of performance targets.

(2)
During the year ended December 31, 2012, Bunge issued 105,750 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $64.01 per share. At December 31, 2012, Bunge has approximately 19,280 deferred common share units including common shares representing accrued dividends. During the year ended December 31, 2012, Bunge canceled approximately 322,355 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets and performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes.

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $67.08, $70.36 and $58.67, respectively.

        At December 31, 2012, there was approximately $35 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2012 was approximately $9 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are to be reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2012, 363,284 and 5,607,845 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

27. Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Lease Commitments (Continued)

operating leases with initial or remaining terms of one year or more at December 31, 2012 are as follows:

(US$ in millions)	Minimum Lease Payments
2013	$169
2014	117
2015	108
2016	92
2017	56
Thereafter	275

Total	$817

        Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Rent expense	$189	$227	$203
Sublease income	(35)	(41)	(46)

Net rent expense	$154	$186	$157

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have a remaining life of five years and cover approximately 228,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (ATR) per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the Sao Paulo state sugarcane and sugar and ethanol council. During the years ended December 31, 2012, 2011 and 2010, Bunge made payments related to these agreements of $181 million, $91 million and $61 million, respectively. Of these amounts $127 million, $40 million and $23 million, respectively, were payments for advances on future production and $54 million, $51 million and $38 million, respectively, were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, respectively.

28. Operating Segments and Geographic Areas

        Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in May 2010 (see Note 3) and the classification of the

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas (Continued)

Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations (see Note 3), the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina. Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

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

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Discontinued Operations & Unallocated	Total
2012
Net sales to external customers	$44,561	$4,659	$9,472	$1,833	$466	$—	$60,991
Inter-segment revenues	5,377	—	119	1	58	(5,555)	—
Gross profit	1,786	64	446	201	76	—	2,573
Foreign exchange gain (loss)	111	(15)	(8)	1	(1)	—	88
Noncontrolling interests(2)	(9)	25	2	—	(3)	13	28
Other income (expense)—net	(68)	(3)	(7)	—	(14)	—	(92)
Segment EBIT(1)	1,047	(637)	80	115	23	—	628
Discontinued operations(4)	—	—	—	—	—	(342)	(342)
Depreciation, depletion and amortization expense	(221)	(175)	(93)	(30)	(18)	—	(537)
Investments in affiliates	195	37	—	—	41	—	273
Total assets	18,178	3,691	2,723	806	972	910	27,280
Capital expenditures	365	421	179	27	31	72	1,095
2011
Net sales to external customers	$38,844	$5,842	$8,839	$2,006	$566	$—	$56,097
Inter-segment revenues	4,952	13	86	50	66	(5,167)	—
Gross profit	1,687	149	462	234	95	—	2,627
Foreign exchange gain (loss)	(16)	(4)	3	—	1	—	(16)
Noncontrolling interests(2)	(18)	(2)	(6)	—	(4)	32	2
Other income (expense)—net	(11)	4	3	2	9	—	7
Segment EBIT	905	(20)	137	104	63	—	1,189
Discontinued operations(4)	—	—	—	—	—	(25)	(25)
Depreciation, depletion and amortization expense	(184)	(171)	(87)	(27)	(24)	—	(493)
Investments in affiliates	506	18	—	14	62	—	600
Total assets	15,903	3,805	2,445	715	2,353	—	25,221
Capital expenditures	494	376	145	25	56	29	1,125
2010
Net sales to external customers	$30,057	$4,455	$6,783	$1,605	$1,053	$—	$43,953
Inter-segment revenues	3,902	24	96	41	115	(4,178)	—
Gross profit (loss)	1,631	101	427	168	(14)	—	2,313
Foreign exchange gain (loss)	(1)	30	—	(1)	16	—	44
Noncontrolling interests(2)	(44)	9	(5)	—	(38)	44	(34)
Other income (expense)—net	20	(14)	(10)	11	20	—	27
Segment EBIT(3)	828	(13)	80	67	2,326	(90)	3,198
Discontinued operations(4)	—	—	—	—	—	38	38
Depreciation, depletion and amortization expense	(167)	(116)	(78)	(27)	(30)	—	(418)
Investments in affiliates	509	20	15	13	52	—	609
Total assets	15,931	4,679	2,243	771	2,377	—	26,001
Capital expenditures	406	365	66	23	185	27	1,072

(1)
During the year ended December 31, 2012, Bunge recorded a pre-tax impairment charge of $514 million in its sugar and bioenergy segment for the write-down of goodwill. In addition, Bunge recorded pre-tax impairment charges of $30 million

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas (Continued)

  and $19 million in selling, general and administrative expenses and other income (expense)-net, respectively related to the write-down of two separate affiliate loans to joint ventures and three separate equity method investments. Of these pre-tax impairment charges, $1 million and $9 million were allocated to the agribusiness segment in selling, general and administrative expenses and other income (expense)-net, respectively, and $29 million and $10 million was allocated to the sugar and bioenergy segment in selling, general and administrative expenses and other income (expense)-net, respectively.

(2)
Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(3)
During the year ended December 31, 2010, Bunge sold its Brazilian fertilizer nutrients assets, including its interest in Fertilizantes Fosfatados S.A. (Fosfertil). Bunge recognized a pre-tax gain of $2,440 million on this transaction which is included in segment EBIT (see Note 3). In addition, included in segment EBIT for 2010 is an unallocated loss of $90 million related to loss on extinguishment of debt (see Note 17).

Also during the year ended December 31, 2010, Bunge recorded pre-tax impairment charges of $77 million in cost of goods sold related to its operations in Europe, Brazil and the U.S. Of these pre-tax impairment charges, $35 million of these charges were allocated to the agribusiness segment, $28 million to the edible oil products segment and $14 million to the milling products segment. In addition, Bunge recorded pre-tax restructuring charges of $19 million in cost of goods sold, related primarily to termination benefit costs of its U.S. and Brazil operations, which it allocated $10 million, $1 million, $4 million and $4 million to its agribusiness, sugar and bioenergy, edible oil products and fertilizer segment, respectively. Bunge also recorded $10 million in selling, general and administrative expenses, related to its Brazilian operations, which it allocated $3 million, $3 million, $3 million and $1 million to its agribusiness, sugar and bioenergy, edible oil products and milling products segment, respectively, in its consolidated statements of income (see Note 10).

(4)
Represents net income (loss) from discontinued operations (see Note 3).

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Total segment EBIT from continuing operations	$628	$1,189	$3,198
Interest income	53	96	67
Interest expense	(294)	(295)	(294)
Income tax (expense) benefit	6	(55)	(699)
Income (loss) from discontinued operations, net of tax	(342)	(25)	38
Noncontrolling interests' share of interest and tax	13	32	44

Net income attributable to Bunge	$64	$942	$2,354

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Agricultural commodities products	$44,561	$38,844	$30,057
Sugar and bioenergy products	4,659	5,842	4,455
Edible oil products	9,472	8,839	6,783
Wheat milling products	1,027	1,186	1,082
Corn milling products	806	820	523
Fertilizer products	466	566	1,053

Total	$60,991	$56,097	$43,953

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Net sales to external customers:
Europe	$19,475	$18,417	$15,490
United States	15,249	13,769	10,425
Brazil	8,583	8,335	7,289
Asia	11,160	9,590	6,136
Argentina	3,059	3,660	2,918
Canada	2,322	1,856	1,658
Rest of world	1,143	470	37

Total	$60,991	$56,097	$43,953

	Year Ended December 31,
(US$ in millions)	2012	2011	2010
Long-lived assets(1):
Europe	$1,238	$1,051	$986
United States	987	1,307	1,176
Brazil	3,341	4,004	4,103
Asia	512	378	279
Argentina	330	287	300
Canada	236	180	172
Rest of world	163	23	25

Total	$6,807	$7,230	$7,041

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net and investments in affiliates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2012(1)
Volumes (in millions of metric tons)	36	41	43	33	153
Net sales	$12,909	$14,499	$16,543	$17,040	$60,991
Gross profit	537	643	843	550	2,573
Income from discontinued operations, net of tax	(35)	8	4	(319)	(342)
Net income	89	266	301	(620)	36
Net income attributable to Bunge	92	274	297	(599)	64
Earnings per common share—basic
Net income	$0.61	$1.82	$2.06	$(4.24)	$0.25

Net income (loss) from continuing operations	$0.81	$1.77	$1.94	$(1.99)	$2.53
Net income (loss) from discontinuing operations	(0.24)	0.05	0.03	(2.18)	(2.34)

Net income (loss) to Bunge common shareholders	$0.57	$1.82	$1.97	$(4.17)	$0.19

Earnings per common share—diluted(2)
Net income	$0.61	$1.72	$1.95	$(4.24)	$0.24

Net income (loss) from continuing operations	$0.80	$1.73	$1.89	$(1.99)	$2.51
Net income (loss) from discontinuing operations	(0.23)	0.05	0.03	(2.18)	(2.32)

Net income (loss) to Bunge common shareholders	$0.57	$1.78	$1.92	$(4.17)	$0.19

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	145,718,123	145,974,965	146,074,712	146,230,219	146,000,541
Weighted-average number of shares outstanding—diluted	146,582,899	154,475,872	154,645,337	146,230,219	147,135,486
Market price:
High	$68.44	$69.73	$67.30	$73.82
Low	$57.22	$57.83	$60.82	$67.74
2011(3)
Volumes (in millions of metric tons)	28	34	37	37	137
Net sales	$11,747	$13,867	$14,791	$15,692	$56,097
Gross profit	611	639	660	717	2,627
Income from discontinued operations, net of tax	5	(11)	4	(23)	(25)
Net income	235	312	133	260	940
Net income attributable to Bunge	232	315	141	254	942
Earnings per common share—basic
Net income	$1.60	$2.12	$0.91	$1.79	$6.41

Net income (loss) from continuing operations	$1.49	$2.16	$0.87	$1.85	$6.37
Net income (loss) from discontinuing operations	0.04	(0.08)	0.03	(0.17)	(0.17)

Net income (loss) to Bunge common shareholders	$1.53	$2.08	$0.90	$1.68	$6.20

Earnings per common share—diluted(2)
Net income	$1.51	$2.00	$0.90	$1.69	$6.06

Net income (loss) from continuing operations	$1.46	$2.09	$0.87	$1.80	$6.23
Net income (loss) from discontinuing operations	0.03	(0.07)	0.02	(0.15)	(0.16)

Net income (loss) to Bunge common shareholders	$1.49	$2.02	$0.89	$1.65	$6.07

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	146,842,755	147,281,549	146,684,583	145,557,720	146,583,128
Weighted-average number of shares outstanding—diluted	155,647,491	156,176,828	147,631,723	153,924,296	155,209,045
Market price:
High	$74.45	$75.44	$73.08	$63.02
Low	$65.39	$65.42	$56.10	$55.51

(1)
Net income for the fourth quarter of and year ended 2012 included an after-tax goodwill impairment charge of $339 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. Quarterly Financial Information (Unaudited) (Continued)

(2)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2012 and 2011 does not equal the total computed for the year.

(3)
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

BUNGE LIMITED
Dated: March 1, 2013	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2013	By:	/s/ ALBERTO WEISSER Alberto Weisser Chief Executive Officer and Chairman of the Board of Directors
March 1, 2013	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer
March 1, 2013	By:	/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer
March 1, 2013	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
March 1, 2013	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
March 1, 2013	By:	/s/ JORGE BORN, JR. Jorge Born, Jr. Director

S-1

March 1, 2013	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
March 1, 2013	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
March 1, 2013	By:	/s/ WILLIAM ENGELS William Engels Director
March 1, 2013	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
March 1, 2013	By:	/s/ JAMES T. HACKETT James T. Hackett Director
March 1, 2013	By:	/s/ KATHLEEN HYLE Kathleen Hyle Director
March 1, 2013	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Deputy Chairman and Director

S-2