Form 10-Q
period 2013-03-31
Bunge LTD
filed 2013-05-03
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 147,090,570

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$14,785	$12,909
Cost of goods sold	(14,138)	(12,372)

Gross profit	647	537
Selling, general and administrative expenses	(349)	(393)
Interest income	9	25
Interest expense	(76)	(62)
Foreign exchange gain (loss)	(40)	58
Other income (expense) — net	39	(1)

Income from continuing operations before income tax	230	164
Income tax (expense) benefit	(73)	(40)

Income from continuing operations	157	124
Income (loss) from discontinued operations, net of tax	(9)	(35)

Net income	148	89
Net (income) loss attributable to noncontrolling interests	32	3

Net income attributable to Bunge	180	92
Convertible preference share dividends and other obligations	(10)	(8)

Net income available to Bunge common shareholders	$170	$84

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$1.22	$0.81
Net income (loss) from discontinued operations	(0.06)	(0.24)

Net income (loss) to Bunge common shareholders	$1.16	$0.57

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$1.21	$0.81
Net income (loss) from discontinued operations	(0.06)	(0.24)

Net income (loss) to Bunge common shareholders	$1.15	$0.57

Dividends per common share	$0.27	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
Net income	$148	$89
Other comprehensive income (loss):
Foreign exchange translation adjustment	80	335
Unrealized gains (losses) on foreign exchange contracts designated as cash flow or net investment hedges, net of tax (expense) benefit of $(1) in 2013 and $(4) in 2012	11	9
Unrealized gains (losses) on investments, net of tax (expense) benefit of $(7) in 2012	––	13
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $2 in 2013	(3)	—
Pension adjustment, net of tax (expense) benefit of nil in all periods	—	1
Total other comprehensive income (loss)	88	358
Total comprehensive income (loss)	236	447
Less: comprehensive (income) loss attributable to noncontrolling interests	28	(10)
Total comprehensive income (loss) attributable to Bunge	$264	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$801	$569
Time deposits under trade structured finance program (Note 5)	4,375	3,048
Trade accounts receivable (less allowances of $111 and $125) (Note 13)	2,957	2,471
Inventories (Note 6)	6,074	6,590
Deferred income taxes	219	108
Current assets held for sale (Note 4)	747	660
Other current assets (Note 7)	4,620	3,818
Total current assets	19,793	17,264

Property, plant and equipment, net	6,017	5,888
Goodwill	351	351
Other intangible assets, net	287	295
Investments in affiliates	277	273
Deferred income taxes	1,163	1,213
Non-current assets held for sale (Note 4)	251	250
Other non-current assets (Note 8)	1,760	1,746
Total assets	$29,899	$27,280

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,582	$1,598
Current portion of long-term debt (Note 12)	775	719
Letter of credit obligations under trade structured finance program (Note 5)	4,375	3,048
Trade accounts payable	3,643	3,319
Deferred income taxes	100	86
Current liabilities held for sale (Note 4)	278	297
Other current liabilities (Note 10)	2,813	2,494
Total current liabilities	13,566	11,561

Long-term debt (Note 12)	3,897	3,532
Deferred income taxes	62	84
Non-current liabilities held for sale (Note 4)	21	13
Other non-current liabilities	867	797

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	32	38

Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2013 and 2012 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding:
2013 — 147,065,424 shares, 2012 — 146,348,499 shares	1	1
Additional paid-in capital	4,920	4,909
Retained earnings	6,924	6,792
Accumulated other comprehensive income (loss) (Note 16)	(1,326)	(1,410)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	11,089	10,862
Noncontrolling interests	365	393
Total equity	11,454	11,255
Total liabilities and equity	$29,899	$27,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$148	$89
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	77	(15)
Bad debt expense	6	16
Depreciation, depletion and amortization	121	120
Stock-based compensation expense	4	19
Deferred income taxes	(56)	(34)
Other, net	(4)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(583)	(439)
Inventories	415	(549)
Prepayments and advances to suppliers	(171)	(57)
Trade accounts payable and accrued liabilities	302	653
Net unrealized gain/loss on derivative contracts	165	(3)
Margin deposits	(66)	(95)
Other, net	(255)	(7)
Cash provided by (used for) operating activities	103	(302)
INVESTING ACTIVITIES
Payments made for capital expenditures	(224)	(224)
Acquisitions of businesses (net of cash acquired)	(11)	(98)
Proceeds from investments	13	18
Payments for investments	(6)	(9)
Payment for investments in affiliates	(14)	(49)
Other, net	(40)	41
Cash provided by (used for) investing activities	(282)	(321)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(64)	69
Proceeds from short-term debt with maturities greater than 90 days	115	194
Repayments of short-term debt with maturities greater than 90 days	(78)	(225)
Proceeds from long-term debt	1,452	1,488
Repayments of long-term debt	(972)	(457)
Proceeds from sale of common shares	9	8
Dividends paid	(48)	(47)
Other, net	—	3
Cash provided by (used for) financing activities	414	1,033
Effect of exchange rate changes on cash and cash equivalents	(3)	5
Net increase (decrease) in cash and cash equivalents	232	415
Cash and cash equivalents, beginning of period	569	835
Cash and cash equivalents, end of period	$801	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other		Non
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2012	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	—	—	—	—	—	—	92	—	—	(3)	89
Other comprehensive income (loss)	—	—	—	—	—	—	—	345	—	13	358
Dividends on common shares	—	—	—	—	—	—	(37)	—	—	—	(37)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	270	270
Stock-based compensation expense	—	—	—	—	—	19	—	—	—	—	19
Issuance of common shares	—	—	—	297,561	—	7	—	—	—	—	7
Balance, March 31, 2012	$—	6,900,000	$690	145,907,590	$1	$4,855	$6,964	$(265)	$(120)	$645	$12,770

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other		Non
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(8)	—	—	—	—	—	180	—	—	(32)	148
Accretion of noncontrolling interests	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	—	84	—	4	88
Dividends on common shares	—	—	—	—	—	—	(40)	—	—	—	(40)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	4	—	—	—	—	4
Issuance of common shares	—	—	—	716,925	—	9	—	—	—	—	9
Balance, March 31, 2013	$32	6,900,000	$690	147,065,424	$1	$4,920	$6,924	$(1,326)	$(120)	$365	$11,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2012 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, forming part of Bunge’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013.

Equity investments in which Bunge has the ability to exercise significant influence but does not control are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for by the cost method of accounting. Intercompany accounts and transactions are eliminated. Bunge consolidates VIEs in which it is considered the primary beneficiary and reconsiders such conclusion at each reporting period. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP, defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE’s business and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE’s operations. Performance of that analysis requires the exercise of judgment. Where Bunge has an interest in an entity that has qualified for the deferral of the consolidation rules, it follows consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which Bunge has a variable interest is a VIE and (b) whether Bunge’s involvement, through the holding of equity interests directly or indirectly in the entity or contractually through other variable interests, would be expected to absorb a majority of the variability of the entity. This latter evaluation resulted in the consolidation of certain private equity and other investment funds (the consolidated funds) related to an asset management business acquisition completed in 2012.

The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Rather, Bunge reflects these investments at fair value. In addition, certain of these consolidated funds have limited partner investors with investments in the form of equity, which are accounted for as noncontrolling interests and investments in the form of debt for which Bunge has elected the fair value option.

Noncontrolling interests related to Bunge’s ownership of less than 100% are reported as noncontrolling interests in subsidiaries in the condensed consolidated balance sheets. The noncontrolling ownership interests in Bunge’s earnings, net of tax, are reported as net (income) loss attributable to noncontrolling interests in the condensed consolidated statements of income.

Certain prior year amounts have been reclassified to conform to the current year presentation (see Note 18).

Discontinued Operations — In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, Bunge makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). Bunge also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of Bunge as a result of the disposal transaction and whether Bunge has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company in the condensed consolidated financial statements (see Note 4).

2.                                      NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements — In December 2011 and January 2013, Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. Bunge’s derivative assets and liabilities are presented on a gross basis in its condensed consolidated balance sheets.  The adoption of this amendment on January 1, 2013 did not have a significant impact on Bunge’s condensed consolidated financial statements.

In February 2013, FASB amended the guidance in ASC Topic 220, Comprehensive Income. This amendment requires an entity to disclose on a prospective basis the impact on income statement line items for significant items reclassified from other comprehensive income to net income during the period. The adoption of this amendment expanded Bunge’s disclosures in its condensed consolidated financial statements.

3.                                      BUSINESS ACQUISITIONS

In January 2013, Bunge acquired two biodiesel facilities adjacent to existing Bunge facilities from its European biodiesel joint venture for $11 million in cash, net of cash acquired.  The preliminary purchase price allocation resulted in $4 million of inventory, $17 million of other current assets, $10 million of property, plant and equipment, $19 million of other current liabilities and $1 million of long-term deferred taxes.  There were no changes to the joint venture ownership or governance structure as a result of this transaction.

4.                                      DISCONTINUED OPERATIONS

On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge’s Brazilian fertilizer distribution business, including blending facilities, brands and warehouses, for $750 million in cash. Upon completion of the transaction, which is expected in 2013, Bunge will not have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Assets and liabilities subject to the purchase and sale agreement have been classified as held for sale in Bunge’s condensed consolidated balance sheets.  The operating results of the Brazilian fertilizer distribution businesses are reported as income from discontinued operations, net of tax, in the condensed consolidated statements of income and have been excluded from segment results for all periods presented (see Note 18).

The following table summarizes the results from discontinued operations.

	Three Months Ended March 31,
(US$ in millions)	2013	2012
Net sales	$456	$537
Cost of goods sold	(431)	(553)
Gross profit	25	(16)
Selling, general and administrative expenses	(19)	(26)
Interest income	4	1
Interest expense	(3)	—
Foreign exchange gain (loss)	3	8
Other income (expenses)—net	1	(28)
Income (loss) from discontinued operations before income tax	11	(61)
Income tax (expense) benefit	(20)	26
Income (loss) from discontinued operations, net of tax	$(9)	$(35)

Assets held for sale associated with discontinued operations as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
(US$ in millions)	2013	2012
Assets:
Cash and cash equivalents	$2	$2
Trade accounts receivable (less allowance of $2 and $2)	265	189
Inventories	445	402
Other current assets	35	67
Current assets held for sale	$747	$660
Property, plant and equipment, net	$227	$218
Deferred income taxes	24	40
Other non-current assets	—	(8)
Non-current assets held for sale	$251	$250

Liabilities:
Trade accounts payable	$181	$157
Other current liabilities	97	140
Current liabilities held for sale	$278	$297
Deferred income taxes	$8	$—
Other non-current liabilities	13	13
Non-current liabilities held for sale	$21	$13

5.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) (each based on an underlying commodity trade flow) from financial institutions, foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income.

At March 31, 2013 and December 31, 2012, time deposits (with weighted-average interest rates of 8.11% and 8.95%, respectively) and LCs (including foreign exchange contracts) totaled $4,375 million and $3,048 million, respectively. In addition, at March 31, 2013 and December 31, 2012, the fair values of the time deposits (Level 2 measurements) totaled approximately $4,375 million and $3,048 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $4,295 million and $3,024 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were $80 million and $24 million, respectively.

During the quarters ended March 31, 2013 and 2012, total proceeds from issuances of LCs were $2,417 million and $1,314 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs.

6.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	March 31,	December 31,
(US$ in millions)	2013	2012
Agribusiness (1)	$4,842	$5,240
Sugar and Bioenergy (2)	371	488
Edible Oil Products (3)	561	617
Milling Products (4)	231	184
Fertilizer (4) (5)	69	61
Total	$6,074	$6,590

(1)             Includes readily marketable agricultural commodity inventories at fair value of $4,453 million and $4,892 million at March 31, 2013 and December 31, 2012, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)             Includes readily marketable sugar inventories of $37 million and $199 million at March 31, 2013 and December 31, 2012, respectively.  Of these, $26 million and $144 million, respectively, are carried at fair value, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $106 million and $215 million at March 31, 2013 and December 31, 2012, respectively.

(4)             Milling products and fertilizer inventories are carried at lower of cost or market.

(5)             Fertilizer inventories exclude amounts classified as held for sale (see Note 4).

7.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2013	2012
Prepaid commodity purchase contracts (1)	$436	$299
Secured advances to suppliers, net (2)	434	390
Unrealized gains on derivative contracts at fair value	1,336	1,230
Recoverable taxes, net	416	465
Margin deposits (3)	429	363
Marketable securities	167	105
Deferred purchase price receivable (4)	137	134
Prepaid expenses	321	314
Other	944	518
Total	$4,620	$3,818

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $13 million and $12 million at March 31, 2013 and December 31, 2012, respectively.

Interest earned on secured advances to suppliers of $9 million and $8 million for the three months ended March 31, 2013 and 2012, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

8.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2013	2012
Recoverable taxes, net	$344	$309
Long-term receivables from farmers in Brazil, net	166	164
Judicial deposits	179	169
Other long-term receivables	41	60
Income taxes receivable	426	431
Long-term investments	385	414
Affiliate loans receivable, net	76	59
Other	143	140
Total	$1,760	$1,746

Recoverable taxes, net — Recoverable taxes are reported net of valuation allowances of $76 million and $47 million at March 31, 2013 and December 31, 2012, respectively.

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

	March 31,	December 31,
(US$ in millions)	2013	2012
Legal collection process (1)	$266	$269
Renegotiated amounts (2)	124	119
Total	$390	$388

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2013 and the year ended December 31, 2012 was $398 million and $444 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2013		December 31, 2012
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$177	$163	$178	$165
Renegotiated amounts	70	61	67	59
For which no allowance has been provided:
Legal collection process	89	—	91	—
Renegotiated amounts	54	—	52	—
Total	$390	$224	$388	$224

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended
	March 31,
(US$ in millions)	2013	2012
Beginning balance	$224	$199
Bad debt provisions	1	15
Recoveries	(3)	(4)
Foreign exchange translation	2	5
Ending balance	$224	$215

Judicial deposits — Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Income taxes receivable — Income taxes receivable at March 31, 2013 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Long-term investments — Long-term investments represent investments held by certain managed investment funds, which are included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $321 million and $349 million at March 31, 2013 and December 31, 2012, respectively.

Affiliate loans receivable, net — Affiliate loans receivable, net is primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

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

For the three months ended March 31, 2013 and 2012, income tax expense related to continuing operations was $73 million and $40 million, respectively. The related effective tax rates were 32% and 25%, respectively. Included in these effective tax rates were approximately $31 million and $5 million, respectively, of discrete items.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter with the various tax authorities, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the three months ended March 31, 2013, Bunge increased its liability for uncertain tax positions by $44 million and recorded income tax expense as a result of recently published litigation precedents in Brazil. Of this amount, $27 million is included in income taxes related to income from continuing operations and $17 million is included in discontinued operations, net of tax. Also during the three months ended March 31, 2013, Bunge recorded income tax expense of $4 million related to the finalization of a tax audit in Europe.

During 2011, the Brazilian IRS commenced an examination of the income tax returns of one of Bunge’s Brazilian subsidiaries for the years 2005-2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore, has not recorded an uncertain tax liability.

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

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2013	2012
Accrued liabilities	$1,024	$1,069
Unrealized losses on derivative contracts at fair value	1,447	1,185
Advances on sales	326	223
Other	16	17
Total	$2,813	$2,494

11.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 13 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 8 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 12 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The topic describes three levels within its hierarchy that may be used to measure fair value.

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

	Fair Value Measurements at Reporting Date
	March 31, 2013				December 31, 2012
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,398	$1,187	$4,585	$—	$4,815	$436	$5,251
Unrealized gain on designated derivative contracts (1)
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	17	—	17	—	1	—	1
Unrealized gain on undesignated derivative contracts (1)
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	229	—	229	—	194	—	194
Commodities	376	545	103	1,024	61	697	264	1,022
Freight	10	5	—	15	—	—	1	1
Energy	36	2	13	51	9	2	1	12
Deferred purchase price receivable (Note 13)	—	137	—	137	—	134	—	134
Other (2)	248	75	—	323	234	32	—	266
Total assets	$670	$4,408	$1,303	$6,381	$304	$5,875	$702	$6,881

Liabilities:
Unrealized loss on designated derivative contracts (3)
Interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange	—	—	—	—	—	—	—	—
Unrealized loss on undesignated derivative contracts (3)
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	303	—	303	1	119	—	120
Commodities	414	510	99	1,023	153	667	180	1,000
Freight	17	—	1	18	3	—	—	3
Energy	56	—	47	103	42	—	20	62
Total liabilities	$487	$813	$147	$1,447	$199	$786	$200	$1,185

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are $20 million and zero included in other non-current assets at March 31, 2013 and December 31, 2012.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at March 31, 2013 and December 31, 2012.

Derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.  Changes in the fair values of these contracts are recognized in the condensed consolidated financial statements as a component of cost of goods sold, foreign exchange gains (losses), interest income (expense), other income (expense)-net or other comprehensive income (loss).

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility factors, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments where Bunge clears trades through an exchange, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2013.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and 2012.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions that would be used by a marketplace participant to determine fair value.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2013
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2013	$66	$436	$502
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(24)	(84)	(108)
Purchases	—	952	952
Sales	—	(266)	(266)
Settlements	(73)	—	(73)
Transfers into Level 3	(1)	149	148
Transfers out of Level 3	1	—	1
Balance, March 31, 2013	$(31)	$1,187	$1,156

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and (losses) (realized/unrealized) included in cost of goods sold	75	40	115
Purchases	2	765	767
Sales	—	(526)	(526)
Issuances	(1)	—	(1)
Settlements	17	—	17
Transfers into Level 3	(14)	180	166
Transfers out of Level 3	(15)	(65)	(80)
Balance, March 31, 2012	$62	$677	$739

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2013 and 2012 for Level 3 assets and liabilities that were held at March 31, 2013 and 2012.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2013
Cost of goods sold	$(106)	$703	$597
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2012
Cost of goods sold	$83	$568	$651

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

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2013
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(4)	$(311)	$135	Delta
Forwards	30	(14,819)	11,996	Notional
Swaps	—	(106)	235	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2013
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(3,697,199)	—	—	Metric Tons
Options	(4,410,008)	(49,206)	—	Metric Tons
Forwards	—	(27,344,262)	26,110,212	Metric Tons
Swaps	—	(6,110,451)	—	Metric Tons

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

The table below summarizes the open ocean freight positions.

	March 31, 2013
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(8,755)	—	—	Hire Days
FFA Options	(1,247)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	March 31, 2013
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	5,639,563	—	—	MMBtus
Swaps	—	—	583,791	MMBtus
Options	(8,017,907)	—	—	MMBtus
Energy—Other
Futures	3,693,601	—	—	Metric Tons
Forwards	—	(938,203)	48,834,157	Metric Tons
Swaps	3,000	—	—	Metric Tons
Options	(59,178)	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2013 and 2012.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)	Location	2013	2012
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$—
Total		$—	$—
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$10	$(7)
Foreign Exchange	Income (loss) from discontinued operations, net of tax	1	—
Foreign Exchange	Cost of goods sold	137	17
Commodities	Cost of goods sold	88	(193)
Freight	Cost of goods sold	(10)	15
Energy	Cost of goods sold	3	(8)
Total		$229	$(176)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
					Amount of Gain (Loss)
					Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$186	$2	Cost of goods sold	$—	Cost of goods sold	$—
Total	$186	$2		$—		$—

Net Investment Hedge:
Foreign Exchange (3)	$300	$9	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$300	$9		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2013, Bunge expects to reclassify into income in the next 12 months $2 million after-tax gains related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2013.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the three months ended March 31, 2012.

Three Months Ended March 31, 2012
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$519	$9	Cost of goods sold	$(1)	Cost of goods sold	$—
Total	$519	$9		$(1)		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2012, Bunge expected to reclassify into income in the next 12 months approximately $9 million of after-tax gains related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2012.

12.                               DEBT

Bunge’s commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investors Service.  The liquidity facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under Bunge’s commercial paper program. In January 2013, Bunge increased its commitments under the liquidity facility from $526 million to $600 million and therefore simultaneously increased the size of its commercial paper program to $600 million.  There were no outstanding borrowings under either the commercial paper program or the liquidity facility at March 31, 2013 or December 31, 2012.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2013			December 31, 2012
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,672	$4,750	$236	$4,251	$4,322	$259

13.          TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge accounts for its trade receivables securitization program (the Program) under the provisions of ASC Topic 860, Transfers and Servicing.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

As of March 31, 2013 and December 31, 2012, $751 million and $772 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the program totaled $3,017 million and $3,240 million for the three months ended March 31, 2013 and 2012, respectively.  In addition, cash collections from customers on receivables previously sold were $3,177 million and $3,549 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the three months ended March 31, 2013 and 2012 were $3,174 million and $3,466 million, respectively.  These sales resulted in discounts of $2 million for each of the three months ended March 31, 2013 and 2012, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $137 million and $134 million at March 31, 2013 and December 31, 2012, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 7).  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during the three months ended March 31, 2013 and 2012 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, including changes in the fair value of the deferred purchase price of less than $1 million for each of those periods.

14.                               RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $129 million and $150 million for the three months ended March 31, 2013 and 2012, respectively.  Bunge also sold commodities and commodity products to certain of its investees, totaling $181 million and $109 million for the three months ended March 31, 2013 and 2012, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. The range of possible losses for such matters cannot be reasonably estimated and could differ materially from amounts already accrued by the Company. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at March 31, 2013 and December 31, 2012 are the following amounts related to these matters:

	March 31,	December 31,
(US$ in millions)	2013	2012
Tax claims	$75	$70
Labor claims	80	75
Civil and other claims	113	109
Total	$268	$254

Tax claims — The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the Supreme Court decisions, it has received certain similar tax incentives and benefits. Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of GAAP, no liability has been recorded in the condensed consolidated financial statements.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $85 million as of March 31, 2013), plus accrued interest of approximately 632 million pesos (approximately $123 million as of March 31, 2013). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed Bunge’s interest on these paid export taxes, which as of March 31, 2013, would total approximately $130 million. Additionally, in April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

In December, 2012, the Brazilian IRS concluded an examination of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately $140 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

Labor claims — The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$45
Unconsolidated affiliates financing (2)	40
Residual value guarantee (3)	69
Total	$154

(1)             Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At March 31, 2013, Bunge had approximately $22 million of tangible property that had been pledged to Bunge as collateral against certain of these financing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $15 million at March 31, 2013.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At March 31, 2013, Bunge had no outstanding recorded obligation related to these guarantees.

(3)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At March 31, 2013, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At March 31, 2013, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,682 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.          EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. There were no share repurchases under the program during the three months ended March 31, 2013.  Total repurchases under the program from its inception on June 8, 2010 through March 31, 2013 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2012	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss)	76	12	—	––	88
Income tax benefit (expense)	—	(1)	—	—	(1)
Other comprehensive income before reclassifications	(1,189)	14	(157)	9	(1,323)
(Gain) loss reclassified into earnings	—	—	—	(5)	(5)
Income tax (benefit) expense on reclassified amounts	—	—	—	2	2
Balance, March 31, 2013	$(1,189)	$14	$(157)	$6	$(1,326)

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2011	$(460)	$(24)	$(124)	$(2)	$(610)
Other comprehensive income (loss)	322	13	1	21	357
Income tax benefit (expense)	—	(4)	—	(8)	(12)
Balance, March 31, 2012	$(138)	$(15)	$(123)	$11	$(265)

17.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2013	2012
Income from continuing operations	$157	$124
Net (income) loss attributable to noncontrolling interests	32	3
Income from continuing operations attributable to Bunge	189	127
Convertible preference share dividends and other obligations	(10)	(8)
Income (loss) from discontinued operations, net of tax	(9)	(35)
Net income available to Bunge common shareholders	$170	$84
Weighted-average number of common shares outstanding:
Basic	146,648,822	145,718,123
Effect of dilutive shares:
—stock options and awards (1)	1,218,995	864,776
—convertible preference shares	—	—
Diluted	147,867,817	146,582,899

Basic earnings per common share:
Net income (loss) from continuing operations	$1.22	$0.81
Net income (loss) from discontinued operations	(0.06)	(0.24)
Net income attributable to Bunge common shareholders—basic	$1.16	$0.57

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.21	$0.81
Net income (loss) from discontinued operations	(0.06)	(0.24)
Net income attributable to Bunge common shareholders—diluted	$1.15	$0.57

(1)       Approximately 4 million and 5 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2013 and 2012, respectively.  Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for both the three months ended March 31, 2013 and 2012.

18.          SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations (see Note 4), the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina. Additionally, Bunge has retained its 50% interest in its fertilizer joint venture in Morocco.

The “Discontinued Operations & Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as “Inter-segment revenues segments or inter-segment eliminations.”

(US$ in millions)

			Edible			Discontinued
Three Months Ended		Sugar and	Oil	Milling		Operations &
March 31, 2013	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$10,774	$1,113	$2,297	$535	$66	$—	$14,785
Inter—segment revenues	1,417	—	20	—	9	(1,446)	—
Gross profit	398	57	116	63	13	—	647
Foreign exchange gains (losses)	(41)	3	(1)	—	(1)	—	(40)
Noncontrolling interests (1)	26	1	—	—	(1)	6	32
Other income (expense) — net	(3)	(1)	8	6	29	—	39
Segment EBIT (2)	191	23	38	36	35	—	323
Discontinued operations (3)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(60)	(26)	(24)	(7)	(4)	—	(121)
Total assets	20,266	4,064	2,655	976	940	998	29,899

Three Months Ended March 31, 2012
Net sales to external customers	$9,317	$881	$2,221	$427	$63	$—	$12,909
Inter—segment revenues	1,060	—	31	—	17	(1,108)	—
Gross profit	352	8	113	56	8	—	537
Foreign exchange gains (losses)	54	5	(1)	—	—	—	58
Noncontrolling interests (1)	(2)	1	—	—	—	4	3
Other income (expense) — net	7	(3)	2	2	(9)	—	(1)
Segment EBIT (2)	197	(33)	21	27	(12)	—	200
Discontinued operations (3)	—	—	—	—	—	(35)	(35)
Depreciation, depletion and amortization	(49)	(27)	(24)	(7)	(4)	—	(111)
Total assets	15,824	3,983	2,842	689	2,458	—	25,796

(1) Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3) Represents net income (loss) from discontinued operations (see Note 4).

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2013	2012
Total segment EBIT from continuing operations	$323	$200
Interest income	9	25
Interest expense	(76)	(62)
Income tax (expense) benefit	(73)	(40)
Income (loss) from discontinued operations, net of tax	(9)	(35)
Noncontrolling interests’ share of interest and tax	6	4
Net income attributable to Bunge	$180	$92

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2013 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness — Agribusiness segment EBIT for the first quarter of 2013 declined 3% when compared to the same period of 2012.  Improved oilseed processing results were more than offset by lower results in grain merchandising.  Our merchandising business benefited from strong global demand for Brazilian corn and soybean exports; however, lower grain origination in Argentina and the Northern Hemisphere due to tight supplies adversely impacted results.  Soybean processing was higher in all geographies with the largest contribution coming from the U.S., which benefited from strong export demand due to tight supplies and delays in South American harvests.  Results in softseed processing in Canada and Europe were lower due to margin pressure from weather-related supply shortages and slow farmer selling.  Total volumes increased 3% from the same period last year driven primarily by our U.S. Pacific Northwest export terminal being fully operational in the first quarter of 2013, increasing our merchandising activities to and in Asia.  Results for the first quarter of 2013 included a $16 million gain related to the sale of certain legal claims in Brazil.

Sugar and Bioenergy — Sugar and bioenergy segment EBIT in the first quarter of 2013 was significantly improved over the first quarter of 2012 with improvements in all parts of the segment.  Volumes increased 73%

driven by trading and merchandising export programs.  The first quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate until the end of the quarter, and are selling inventories from the previous sugarcane harvest.  Sugarcane milling benefited from the combination of lower inventory costs and higher average ethanol prices.  Due to heavy rains in March, the start-up of some of our mills was postponed; as a result, a portion of the start-up costs associated with the mills that is normally experienced in the first quarter was delayed.  Trading and merchandising benefitted from significantly higher volumes, stronger export margins and good risk management.  U.S. biofuels benefited from higher results in our ethanol joint venture due to improved margins.

Edible oil products — Edible oil products EBIT for the first quarter of 2013 was higher than in the first quarter of 2012 as improved performance in Brazil, which experienced a challenging prior year period due to start-up issues with an ERP implementation, and in India more than offset lower results in North America and Europe.  Volumes increased 6% during the period, primarily in Europe and China.   Results for the first quarter of 2013 included a $9 million gain related to the sale of certain legal claims in Brazil.

Milling products — Higher EBIT in the first quarter of 2013 compared to the same period last year was primarily due to improved performance in our Brazilian wheat milling business, which experienced a challenging prior year period due to start-up issues with an ERP implementation, and contributions from our 2012 acquisition in Mexico, which more than offset lower results in corn milling that primarily resulted from lower volumes. Results for the first quarter of 2013 include a $6 million gain related to the sale of certain legal claims in Brazil.

Fertilizer — Fertilizer segment EBIT improved in Argentina, driven by higher volumes, and in our Morocco joint venture, which reported losses in both periods, but benefited from margin improvement in 2013 compared with the first quarter of last year.  Results for the first quarter of 2013 included a $32 million gain related to the sale of certain legal claims in Brazil.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2013	2012
Volumes (in thousands of metric tons):
Agribusiness	31,446	30,650
Sugar and Bioenergy	2,303	1,331
Edible oil products	1,643	1,550
Milling products	1,011	1,046
Fertilizer	135	124

Net sales:
Agribusiness	$10,774	$9,317
Sugar and Bioenergy	1,113	881
Edible oil products	2,297	2,221
Milling products	535	427
Fertilizer	66	63
Total	$14,785	$12,909

Cost of goods sold:
Agribusiness	$(10,376)	$(8,965)
Sugar and Bioenergy	(1,056)	(873)
Edible oil products	(2,181)	(2,108)
Milling products	(472)	(371)
Fertilizer	(53)	(55)
Total	$(14,138)	$(12,372)

Gross profit:
Agribusiness	$398	$352
Sugar and Bioenergy	57	8
Edible oil products	116	113
Milling products	63	56
Fertilizer	13	8
Total	$647	$537

Selling, general and administrative expenses:
Agribusiness	$(191)	$(215)
Sugar and Bioenergy	(37)	(44)
Edible oil products	(84)	(92)
Milling products	(33)	(31)
Fertilizer	(4)	(11)
Total	$(349)	$(393)

Foreign exchange gains (losses):
Agribusiness	$(41)	$54
Sugar and Bioenergy	3	5
Edible oil products	(1)	(1)
Milling products	—	—
Fertilizer	(1)	—
Total	$(40)	$58

Noncontrolling interests:
Agribusiness	$26	$(2)
Sugar and Bioenergy	1	1
Edible oil products	—	—
Milling products	—	—
Fertilizer	(1)	—
Total	$26	$(1)

Other income (expense) - net:
Agribusiness	$(3)	$7
Sugar and Bioenergy	(1)	(3)
Edible oil products	8	2
Milling products	6	2
Fertilizer	29	(9)
Total	$39	$(1)

Segment earnings before interest and tax:
Agribusiness	$191	$197
Sugar and Bioenergy	23	(33)
Edible oil products	38	21
Milling products	36	27
Fertilizer	35	(12)
Total (1)	$323	$200

Depreciation, depletion and amortization:
Agribusiness	$(60)	$(49)
Sugar and Bioenergy	(26)	(27)
Edible oil products	(24)	(24)
Milling products	(7)	(7)
Fertilizer	(4)	(4)
Total	$(121)	$(111)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2013	2012
Total segment EBIT	$323	$200
Interest income	9	25
Interest expense	(76)	(62)
Income tax (expense) benefit	(73)	(40)
Income (loss) from discontinued operations, net of tax	(9)	(35)
Noncontrolling share of interest and tax	6	4
Net income attributable to Bunge	$180	$92

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Agribusiness Segment - Agribusiness segment net sales increased 16% to $10.8 billion in the first quarter of 2013 compared to $9.3 billion in the first quarter of 2012.  Price increases, driven by higher average global commodity prices for wheat, corn and soybean meal, accounted for approximately 80% of the increase with higher volumes accounting for approximately 20% of the increase in sales.  The volume increase relates primarily to our U.S. Pacific Northwest export terminal being fully operational in the first quarter of 2013, increasing our merchandising activities to and in Asia.  In addition, increased oilseed processing volumes in China and full operations of our Mannheim, Germany oilseed processing facility that was still under repair from a 2011 fire during the first quarter of 2012, contributed to the higher sales volumes in the quarter.

Cost of goods sold increased 16% primarily as a result of the rise in global commodity prices mentioned above and, to a lesser extent, the increase in volumes.  These increases were partially offset by the favorable impact of the devaluation of the Brazilian real and Argentine peso relative to the U.S. dollar on the valuation of U.S. dollar-denominated inventories.

Gross profit of $398 million in the first quarter of 2013 increased 13% compared to the first quarter of 2012.   Soybean processing margins were stronger in all regions and particularly strong in the U.S., where tight supplies and delays in South American harvests benefited margins. Partially offsetting this were lower softseed processing results in Canada and Europe, where margin pressures from weather-related supply shortages and slow farmer selling reduced results, and in grain merchandising, where margins were generally lower in all regions. Risk management performed well in the quarter.

SG&A expenses were $191 million in the first quarter of 2013 compared to $215 million in the first quarter of 2012, primarily as a result of lower bad debt expenses, mainly in Brazil, and the favorable impact of the devaluation of the Brazilian real when compared to the U.S. dollar on local currency costs.

Foreign exchange losses were $41 million in the first quarter of 2013 compared to gains of $54 million in 2012 related primarily to the weakening of global currencies, particularly the Brazilian real and Argentine peso, relative to the U.S. dollar during the first quarter of 2013.  Foreign exchange results for both periods were substantially offset by mark-to-market adjustments on dollar-linked inventories, which are included in cost of goods sold.

Other income (expenses)-net was an expense of $3 million in the first quarter of 2013 and includes a loss of $23 million in the investment funds acquired in 2012, largely offset by a $16 million gain from the sale of certain legal claims in Brazil.  Other income (expenses)-net was income of $7 million in the same quarter of 2012.

Noncontrolling interests represent (income)/loss attributed to the noncontrolling interests and was $26 million of losses in the first quarter of 2013 compared to $(2) million of profits in the first quarter of 2012.  The losses in the first quarter of 2013 primarily reflected the $23 million of losses in the investment funds acquired in 2012 referred to above.

Segment EBIT decreased by $6 million to $191 million in the first quarter of 2013 from $197 million in the first quarter of 2012 as lower grain trading and merchandising gross profit across all regions was not fully offset by improved oilseed processing results and the $16 million gain on sale of certain legal claims in Brazil.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased $232 million compared to the first quarter of 2012.  The increased sales were entirely driven by a 73% increase in volumes, primarily in our trading and merchandising business, where sales volumes more than doubled.  Volumes were slightly lower in our industrial and U.S. biofuels businesses.  The impact of these volume increases was reduced by approximately 20% lower average sugar selling prices.  Average ethanol prices in Brazil increased by approximately 4%.

Cost of goods sold increased 21% in the first quarter of 2013 compared to the same period of 2012 driven by higher volumes in our trading and merchandising business partially offset by lower cost inventories in our industrial business that were carried over from the 2012 harvest.  Cost of goods sold in 2013 benefited from the favorable impact of the devaluation of the Brazilian real on local currency costs translated to U.S. dollars.

Gross profit increased to $57 million in the first quarter of 2013 from $8 million in the comparable period of 2012 primarily as a result of strong volumes, good margins and good risk management performance in our trading and merchandising business.  Improved margins in our industrial business driven by higher Brazilian ethanol prices and the sale of lower cost inventories carried over from the end of 2012 in our industrial operations, also contributed to the increase in gross profit.

SG&A expenses decreased to $37 million in the first quarter of 2013 from $44 million in the comparable period of 2012 primarily due to the favorable impact of the devaluation of the Brazilian real on translated local currency costs.

Foreign exchange gains in the first quarters of 2013 and 2012 were $3 million and $5 million, respectively, and related to movements of the Brazilian real.

Other income (expenses)-net was a loss of $1 million in the first quarter of 2013 compared to a loss of $3 million in the same quarter of 2012 primarily due to improved results in our North American bioenergy investments.

Noncontrolling interests were $1 million in the first quarter of 2013 and 2012 and represent the noncontrolling interests’ shares of period loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT increased by $56 million to income of $23 million in the first quarter of 2013 from a loss of $33 million in the first quarter of 2012 due to higher gross profit driven by improved results in all parts of the segment.

Edible Oil Products Segment - Edible oil products segment net sales increased by approximately 3% in the first quarter of 2013 compared to the first quarter of 2012, resulting from a 6% increase in volumes, primarily in Asia and Europe.  Volume increases were partially offset by slightly lower average selling prices.

Cost of goods sold in the first quarter of 2013 increased 3% from the same period of 2012 primarily due to the increase in volumes.

Gross profit increased 3% compared to the first quarter of 2012.  The increase was driven by higher margins in Brazil, driven by tight soybean processing supplies in the domestic market from harvest delays in the first quarter of 2013, and in Asia, from our Amrit acquisition in India and increased operations in China.

SG&A expenses decreased 9%, primarily as a result of lower advertising expenditures in Brazil, and the favorable impact of the weakening of the Brazilian real relative to the U.S dollar during the first quarter of 2013.

Foreign exchange results in the first quarters of 2013 and 2012 were losses of $1 million in both periods.

Other income (expenses)-net was income of $8 million in the first quarter of 2013 compared to income of $2 million in the comparable period of 2012.  The first quarter of 2013 included a $9 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased 81% as a result of higher gross profit and the gain on the sale of certain legal claims.

Milling Products Segment - Milling products segment net sales increased 25%.  This increase was entirely attributable to an average commodity price increase of 30% compared to the first quarter of 2012.  This was partially offset by a 3% decline in volumes, primarily in U.S. corn milling.

Cost of goods sold increased by 27% primarily as a result of increased raw material costs from higher commodity prices when compared to the first quarter of 2012.

Gross profit was $63 million compared with $56 million in the first quarter of 2012, primarily due to our Brazilian wheat milling operations largely recovering from difficulties associated with a 2012 ERP implementation and from our 2012 wheat mill acquisition in Mexico.

SG&A expenses increased 6% during the first quarter of 2013 compared to the first quarter of 2012, resulting from inclusion of our 2012 acquisition in Mexico.

Other income (expenses)-net was income of $6 million in the first quarter of 2013 compared to income of $2 million in the comparable period of 2012.  The first quarter of 2013 included a $6 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased 33% to $36 million in the first quarter of 2013 from $27 million in the first quarter of 2012 primarily as a result of higher gross profit and the $6 million gain on the sale of certain legal claims.

Fertilizer Segment - Fertilizer segment net sales increased 5% to $66 million in the first quarter of 2013 when compared to $63 million in the first quarter of 2012 primarily due to a 9% increase in volumes in Argentina.  The increase in volumes was partially offset by a decline of 4% in average fertilizer selling prices.

Cost of goods sold decreased 4%, despite the volume increases, primarily as a result of lower raw material costs.  The decline in costs was driven by an increase in our nitrogen fertilizer production activities in Argentina, which replaced higher cost purchases from third parties.

Gross profit increased to $13 million in the first quarter of 2013 from $8 million in the comparable period of 2012.  The increase in gross profit was primarily driven by additional volume in the first quarter of 2013.

SG&A decreased to $4 million in the first quarter of 2013 from $11 million in the comparable period of 2012, generally due to a combination of factors, including the favorable impact of the devaluation of the Brazilian real and Argentine peso on local currency costs and the impact of cost savings initiatives.

Foreign exchange losses were $1 million in the first quarter of 2013 compared to nil in the first quarter of 2012.

Other income (expenses)-net was income of $29 million in the first quarter of 2013 compared to a loss of $9 million in the first quarter of 2012. The improved results were primarily due to a $32 million gain on the sale of certain legal claims in Brazil and improved results in our Moroccan phosphate joint venture.

Segment EBIT was $35 million compared to a loss of $12 million in the same period of 2012 driven by the $32 million gain on the sale of certain legal claims in Brazil and improved performances in Argentina and our Moroccan joint venture.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	March 31,
(US$ in millions)	2013	2012
Interest income	$9	$25
Interest expense	(76)	(62)

Interest income decreased when compared to the same period of 2012 as a result of lower average interest bearing cash balances.  Interest expense increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates.

Income Tax Expense — In the quarter ended March 31, 2013, income tax expense was $73 million compared to income tax expense of $40 million in the quarter ended March 31, 2012.  The effective tax rate in the first quarter of 2013 increased to 32% compared to 25% in the first quarter of 2012 primarily due to discrete income tax charges of $31 million in the first quarter of 2013.  These discrete charges are comprised of $27 million related to an uncertain tax position in Brazil and $4 million related to the finalization of a tax audit in Europe.

Discontinued Operations — Discontinued operations results for the first quarter of 2013 were a loss of $9 million, net of tax, compared to loss of $35 million, net of tax, in the first quarter of 2012.  Improved results were driven by higher margins that were partially offset by the impact of lower volumes and by a $17 million provision related to an uncertain tax position in Brazil.

Net Income Attributable to Bunge — For the quarter ended March 31, 2013, net income attributable to Bunge increased to $180 million from $92 million in the quarter ended March 31, 2012. This increase resulted from higher EBIT in most segments, particularly sugar and bioenergy, partially offset by higher income tax expense.  Improved results from our discontinued operations in fertilizer in Brazil also contributed to the higher net income attributable to Bunge.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.46 and 1.50 at March 31, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $801 million and $569 million at March 31, 2013 and December 31, 2012, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,453 million and $4,892 million at March 31, 2013 and December 31, 2012, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $37 million and $199 million at March 31, 2013 and December 31, 2012, respectively.  Of these, $26 million and $144 million were inventories carried at fair value at March 31, 2013 and December 31, 2012, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $106 million and $215 million at March 31, 2013 and December 31, 2012, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $16 million and $17 million in the three months ended March 31, 2013 and 2012, respectively.

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

Revolving credit facilities — At March 31, 2013, we had approximately $3,435 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,960 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		March 31,	March 31,	December 31,
Credit Facilities	Maturities	2013	2013	2012
		(US$ in millions)
Commercial paper	2016	$600	$—	$—
Long-term revolving credit facilities (1)	2014-2016	2,360	475	—
Total		$2,960	$475	$—

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

Our commercial paper program is supported by committed back-up bank credit lines (the liquidity facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the liquidity facility would typically be higher than the cost of borrowing under our commercial paper program. In January 2013, we increased the commitments under the liquidity facility by $74 million to $600 million and therefore simultaneously increased the size of our commercial paper program to $600 million.  At March 31, 2013, there were no outstanding borrowings under the commercial paper program or the liquidity facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had no borrowings outstanding at March 31, 2013 under our $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

We had $475 million of borrowings outstanding at March 31, 2013 under our $1,750 million revolving credit facility that matures on April 19, 2014.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75% per annum, based on the credit ratings of our unsecured senior long-term debt.  Amounts under the credit facility that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At March 31, 2013 and December 31, 2012, $875 million and $1,000 million, respectively, were outstanding under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $405 million at March 31, 2013 from December 31, 2012, primarily due to higher working capital financing requirements.  For the three months ended March 31, 2013, our average short and long-term debt outstanding was $6,363 million compared to $4,427 million for the three months ended March 31, 2012. Our long-term debt balance was $4,672 million at March 31, 2013 compared to $4,251 million at December 31, 2012.   The following table summarizes our short-term debt activity at March 31, 2013:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$1,582	6.37%	$1,598	$1,575	6.44%
Commercial paper	—	0.00%	260	105	0.40%
Total	$1,582	6.37%	$1,858	$1,680	6.06%

(1)       Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2013	2012
Short-term debt:
Short-term debt (1)	$1,582	$1,598
Current portion of long-term debt	775	719
Total short-term debt	2,357	2,317
Long-term debt (2)
Revolving credit facilities	475	—
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	300	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)	100	100
5.875% Senior Notes due 2013	300	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016 (3)(4)	40	42
Other	325	323
Subtotal	4,372	3,897
Less: Current portion of long-term debt	(775)	(719)
Total long-term debt excluding investment fund debt	3,597	3,178
Consolidated non-recourse investment fund debt (5)	300	354
Total debt	$6,254	$5,849

(1)               Includes $509 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 16.24% as of March 31, 2013 and $378 million at a weighted-average interest rate of 18.78% as of December 31, 2012.

(2)               Includes secured debt of $128 million and $130 million at March 31, 2013 and December 31, 2012, respectively.

(3)               Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)               TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum as of March 31, 2013 and December 31, 2012.

(5)               Long-term debt of consolidated investment funds as of March 31, 2013 with no recourse to Bunge maturing at various dates through 2017.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2013 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Positive
Moody’s	P-1	Baa2	Negative
Fitch	Not Rated	BBB	Negative

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of March 31, 2013.

Equity

Total equity was $11,454 million at March 31, 2013, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2013	2012
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,920	4,909
Retained earnings	6,924	6,792
Accumulated other comprehensive income	(1,326)	(1,410)
Treasury shares, at cost - 1,933,286	(120)	(120)
Total Bunge shareholders’ equity	11,089	10,862
Noncontrolling interest	365	393
Total equity	$11,454	$11,255

Total Bunge shareholders’ equity increased to $11,089 million at March 31, 2013 from $10,862 million at December 31, 2012.  The increase in shareholders’ equity was due primarily to net income attributable to Bunge for the three months ended March 31, 2013 of $180 million.

Noncontrolling interest decreased to $365 million at March 31, 2013 from $393 million at December 31, 2012 due primarily to losses in the investment funds which are consolidated in our financial statements.

As of March 31, 2013, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1059 Bunge Limited common shares, based on the conversion price of $90.4265 per share, subject to certain additional anti-dilution adjustments (which represents 7,630,710 Bunge Limited common shares at March 31, 2013).  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible perpetual preference shares are not redeemable by us at any time.

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

For the  three months ended March 31, 2013, our cash and cash equivalents increased by $232 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to an increase of $415 million in cash and cash equivalents for the three months ended March 31, 2012.

Cash generated from operating activities was $103 million for the three months ended March 31, 2013 compared to cash used of $302 million for the three months ended March 31, 2012.  Net cash inflows from operating activities for the three months ended March 31, 2013 was principally due to higher net income, including adjustments for non-cash items.  The higher cash results more than offset our increase in net operating assets and liabilities which was less of an increase than last year as commodity prices generally fell during the first quarter of 2013.  The net cash outflows for operating activities for the three months ended March 31, 2012 was principally due to higher working capital requirements as commodity prices generally increased during that period.

Cash used for investing activities was $282 million in the three months ended March 31, 2013 compared to cash used of $321 million in the three months ended March 31, 2012.  During the first three months of 2013, we acquired two biodiesel facilities in Europe from our joint venture which are adjacent to our plants for $11 million (net of cash acquired).  Payments made for capital expenditures of $224 million in the three months ended March 31, 2013 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India, construction of a port terminal in Brazil and the continued implementation of an ERP system in Brazil.  During the three months ended March 31, 2012, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million (net of cash acquired).

Our financing activities generated cash of $414 million in the three months ended March 31, 2013, compared to $1,033 million in the three months ended March 31, 2012.  In the three months ended March 31, 2013, we had a net increase of $453 million in borrowings to meet working capital requirements.  In the three months ended March 31, 2012, we had a net increase of $1,069 million in borrowings due to higher working capital balances.  Dividends paid in the three months ended March 31, 2013 and 2012 were $48 million and $47 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program entered into in June 2011 provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2013 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement. We are currently negotiating the renewal of the purchasers’ commitments with the respective banks and expect the renewal of the full $700 million facility commitments to be completed on or before the termination date.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at March 31, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$45
Unconsolidated affiliates financing (2)	40
Residual value guarantee (3)	69
Total	$154

(1)             We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At March 31, 2013, we had approximately $22 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Our recorded obligation related to these outstanding guarantees was $15 million at March 31, 2013.

(2)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2013, we had no outstanding obligation related to these guarantees.

(3)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire in 2016. At March 31, 2013, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At March 31, 2013, debt with a carrying amount of $4,682 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.27 per share on March 4, 2013 to common shareholders of record on February 15, 2013.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2013 to shareholders of record on February 15, 2013.  On March 5, 2013, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.27 per common share.  The dividend will be payable on June 3, 2013 to common shareholders of record on May 20, 2013.  We also announced on March 5, 2013 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2013 to shareholders of record on May 15, 2013.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2013.

Adoption of New Accounting Pronouncements — In December 2011 and January 2013, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. Bunge’s derivative assets and liabilities are presented on a gross basis in its condensed consolidated balance sheets. The adoption of this amendment on January 1, 2013 did not have a significant impact on Bunge’s condensed consolidated financial statements.

In February 2013, FASB amended the guidance in ASC Topic 220, Comprehensive Income. This amendment requires an entity to disclose on a prospective basis the impact on income statement line items for significant items reclassified from other comprehensive income to net income during the period. The adoption of this amendment expanded Bunge’s disclosures in its condensed consolidated financial statements.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations, however, they can occasionally result in earnings volatility, which may be material.  See Note 11 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our derivative instruments.

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

	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$154	$(15)	$2,500	$(250)
Highest short position	(842)	(84)	(129)	(13)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2013 was not material.

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

Included in other comprehensive income (loss) is foreign exchange income of $72 million for the three months ended March 31, 2013 and foreign exchange losses of $295 million for the year ended December 31, 2012 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at March 31, 2013, was $6,568 million with a carrying value of $6,254 million.  There was no significant change in our interest rate risk at March 31, 2013.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $85 million as of March 31, 2013), plus accrued interest of approximately 632 million pesos (approximately $123 million as of March 31, 2013). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed us interest on these paid export taxes, which as of March 31, 2013, would total approximately $130 million. Additionally, in April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, we are challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: May 3, 2013	By:	/s/ Andrew J. Burke
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ Karen D. Roebuck
Karen D. Roebuck
Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1	Employment Offer Letter for Frank R. Jimenez dated May 23, 2012, effective July 5, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1