Form 10-Q
period 2013-06-30
Bunge LTD
filed 2013-08-05
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 147,244,972

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$15,491	$14,499	$30,276	$27,408
Cost of goods sold	(14,875)	(13,856)	(29,013)	(26,228)

Gross profit	616	643	1,263	1,180
Selling, general and administrative expenses	(379)	(374)	(728)	(767)
Interest income	12	16	21	38
Interest expense	(86)	(78)	(162)	(137)
Foreign exchange gain (loss)	(3)	13	(43)	71
Other income (expense) — net	(1)	(7)	38	(8)
Gain on sale of investment in affiliate	—	85	—	85
Gain on acquisition of controlling interest	—	36	—	36

Income from continuing operations before income tax	159	334	389	498
Income tax expense	(38)	(75)	(111)	(115)

Income from continuing operations	121	259	278	383
Income (loss) from discontinued operations, net of tax	1	7	(8)	(28)

Net income	122	266	270	355
Net (income) loss attributable to noncontrolling interests	14	8	46	11

Net income attributable to Bunge	136	274	316	366
Convertible preference share dividends and other obligations	(26)	(9)	(36)	(17)

Net income available to Bunge common shareholders	$110	$265	$280	$349

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$0.74	$1.77	$1.97	$2.58
Net income (loss) from discontinued operations	0.02	0.05	(0.06)	(0.19)
Net income (loss) to Bunge common shareholders	$0.76	$1.82	$1.91	$2.39

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$0.74	$1.73	$1.95	$2.55
Net income (loss) from discontinued operations	0.01	0.05	(0.05)	(0.18)
Net income (loss) to Bunge common shareholders	$0.75	$1.78	$1.90	$2.37

Dividends per common share	$0.30	$0.27	$0.57	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$122	$266	$270	$355
Other comprehensive income (loss):
Foreign exchange translation adjustment	(834)	(1,133)	(758)	(798)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow or net investment hedges, net of tax (expense) benefit of $9 and $6 in 2013, $12 and $8 in 2012	15	(25)	26	(16)
Unrealized gains (losses) on investments, net of tax (expense) benefit of $(2) and $(2) in 2013, $1 and $(6) in 2012	4	(2)	4	11
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $0 and $2 in 2013, $(1) and $0 in 2012	—	21	(3)	21
Pension adjustment, net of tax (expense) benefit of $(1) and $(1) in 2013, nil in 2012	2	—	2	1
Total other comprehensive income (loss)	(813)	(1,139)	(729)	(781)
Total comprehensive income (loss)	(691)	(873)	(459)	(426)
Less: comprehensive (income) loss attributable to noncontrolling interests	18	47	46	37
Total comprehensive income (loss) attributable to Bunge	$(673)	$(826)	$(413)	$(389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$726	$569
Time deposits under trade structured finance program (Note 5)	4,687	3,048
Trade accounts receivable (less allowances of $115 and $125) (Note 13)	3,010	2,471
Inventories (Note 6)	6,391	6,590
Deferred income taxes	88	108
Current assets held for sale (Note 4)	771	660
Other current assets (Note 7)	5,010	3,818
Total current assets	20,683	17,264

Property, plant and equipment, net	5,762	5,888
Goodwill	331	351
Other intangible assets, net	311	295
Investments in affiliates	273	273
Deferred income taxes	1,157	1,213
Non-current assets held for sale (Note 4)	251	250
Other non-current assets (Note 8)	1,575	1,746
Total assets	$30,343	$27,280

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,725	$1,598
Current portion of long-term debt (Note 12)	879	719
Letter of credit obligations under trade structured finance program (Note 5)	4,687	3,048
Trade accounts payable	3,482	3,319
Deferred income taxes	91	86
Current liabilities held for sale (Note 4)	456	297
Other current liabilities (Note 10)	2,839	2,494
Total current liabilities	15,159	11,561

Long-term debt (Note 12)	3,513	3,532
Deferred income taxes	61	84
Non-current liabilities held for sale (Note 4)	20	13
Other non-current liabilities	850	797

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	33	38

Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2013 and 2012 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2013 — 147,201,610 shares, 2012 — 146,348,499 shares	1	1
Additional paid-in capital	4,923	4,909
Retained earnings	7,007	6,792
Accumulated other comprehensive income (loss) (Note 16)	(2,139)	(1,410)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	10,362	10,862
Noncontrolling interests	345	393
Total equity	10,707	11,255
Total liabilities and equity	$30,343	$27,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$270	$355
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of investment in affiliate	—	(85)
Gain on acquisition of controlling interest	—	(36)
Foreign exchange loss (gain) on debt	49	(49)
Bad debt expense	7	29
Depreciation, depletion and amortization	270	264
Stock-based compensation expense	21	31
Deferred income taxes	35	(108)
Other, net	12	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(632)	(434)
Inventories	(316)	(2,513)
Prepayments and advances to suppliers	(562)	(687)
Trade accounts payable and accrued liabilities	460	186
Net unrealized gain/loss on derivative contracts	55	214
Margin deposits	(7)	(63)
Other, net	(175)	197
Cash provided by (used for) operating activities	(513)	(2,699)
INVESTING ACTIVITIES
Payments made for capital expenditures	(470)	(473)
Acquisitions of businesses (net of cash acquired)	(11)	(277)
Proceeds from investments	38	40
Payments for investments	(29)	(19)
Proceeds from sale of investment in affiliate	—	483
Payments for investments in affiliates	(24)	(89)
Other, net	(32)	52
Cash provided by (used for) investing activities	(528)	(283)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	883	1,618
Proceeds from short-term debt with maturities greater than 90 days	569	369
Repayments of short-term debt with maturities greater than 90 days	(377)	(367)
Proceeds from long-term debt	3,026	2,761
Repayments of long-term debt	(2,748)	(1,638)
Proceeds from sale of common shares	12	10
Dividends paid	(96)	(89)
Other, net	(3)	—
Cash provided by (used for) financing activities	1,266	2,664
Effect of exchange rate changes on cash and cash equivalents	(68)	(50)
Net increase (decrease) in cash and cash equivalents	157	(368)
Cash and cash equivalents, beginning of period	569	835
Cash and cash equivalents, end of period	$726	$467

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2012	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	—	—	—	—	—	—	366	—	—	(11)	355
Other comprehensive income (loss)	—	—	—	—	—	—	—	(755)	—	(26)	(781)
Dividends on common shares	—	—	—	—	—	—	(76)	—	—	—	(76)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	10	10
Noncontrolling interest at acquisition	—	—	—	—	—	—	—	—	—	273	273
Stock-based compensation expense	—	—	—	—	—	31	—	—	—	—	31
Issuance of common shares	—	—	—	425,320	—	8	—	—	—	—	8
Balance, June 30, 2012	$—	6,900,000	$690	146,035,349	$1	$4,868	$7,190	$(1,365)	$(120)	$608	$11,872

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(24)	—	—	—	—	—	316	—	—	(46)	270
Accretion of noncontrolling interests	19	—	—	—	—	(19)	—	—	—	—	(19)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(729)	—	—	(729)
Dividends on common shares	—	—	—	—	—	—	(84)	—	—	—	(84)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	21	—	—	—	—	21
Issuance of common shares	—	—	—	853,111	—	12	—	—	—	—	12
Balance, June 30, 2013	$33	6,900,000	$690	147,201,610	$1	$4,923	$7,007	$(2,139)	$(120)	$345	$10,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2012 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, forming part of Bunge’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013.

Equity investments in which Bunge has the ability to exercise significant influence but does not control are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for by the cost method of accounting. Intercompany accounts and transactions are eliminated. Bunge consolidates VIEs in which it is considered the primary beneficiary and reconsiders such conclusion at each reporting period. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under GAAP, defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE’s business and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE’s operations. Performance of that analysis requires the exercise of judgment. Where Bunge has an interest in an entity that has qualified for the deferral of the consolidation rules, it follows consolidation rules prior to January 1, 2010. Bunge’s consolidated financial statements include certain private equity and other investment funds (the consolidated funds) related to an asset management business acquired in 2012.  The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Rather, Bunge reflects these investments at fair value. In addition, certain of these consolidated funds have limited partner investors with investments in the form of equity, which are accounted for as noncontrolling interests and investments in the form of debt for which Bunge has elected the fair value option.

Noncontrolling interests related to Bunge’s ownership of less than 100% are reported as noncontrolling interests in subsidiaries in the condensed consolidated balance sheets. The noncontrolling interests in Bunge’s earnings, net of tax, are reported as net (income) loss attributable to noncontrolling interests in the condensed consolidated statements of income.

Discontinued Operations — In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, Bunge makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). Bunge also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of Bunge as a result of the disposal transaction and whether Bunge has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the condensed consolidated financial statements (see Note 4).

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

4.                                      DISCONTINUED OPERATIONS

On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge’s Brazilian fertilizer distribution business, including blending facilities, brands and warehouses, for $750 million in cash. Upon completion of the transaction, which is expected in the third quarter of 2013, Bunge will not have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Assets and liabilities subject to the purchase and sale agreement have been classified as held for sale in Bunge’s condensed consolidated balance sheets.  The operating results of the Brazilian fertilizer distribution businesses are reported as income from discontinued operations, net of tax, in the condensed consolidated statements of income and have been excluded from segment results for all periods presented (see Note 18).

The following table summarizes the results from discontinued operations.

	Three Months Ended June 30,
(US$ in millions)	2013	2012
Net sales	$607	$592
Cost of goods sold	(567)	(575)
Gross profit	40	17
Selling, general and administrative expenses	(31)	(22)
Interest income	9	5
Interest expense	(13)	(4)
Foreign exchange gain (loss)	(2)	5
Other income (expenses)—net	(8)	(1)
Income (loss) from discontinued operations before income tax	(5)	—
Income tax (expense) benefit	6	7
Income (loss) from discontinued operations, net of tax	$1	$7

	Six Months Ended June 30,
(US$ in millions)	2013	2012
Net sales	$1,063	$1,128
Cost of goods sold	(998)	(1,127)
Gross profit	65	1
Selling, general and administrative expenses	(50)	(48)
Interest income	13	9
Interest expense	(16)	(7)
Foreign exchange gain (loss)	1	13
Other income (expenses)—net	(6)	(29)
Income (loss) from discontinued operations before income tax	7	(61)
Income tax (expense) benefit	(15)	33
Income (loss) from discontinued operations, net of tax	$(8)	$(28)

Assets and liabilities held for sale associated with discontinued operations as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(US$ in millions)	2013	2012
Assets:
Cash and cash equivalents	$2	$2
Trade accounts receivable (less allowance of $3 and $2)	170	189
Inventories	567	402
Other current assets	32	67
Current assets held for sale	$771	$660
Property, plant and equipment, net	$222	$218
Deferred income taxes	—	40
Other non-current assets	29	(8)
Non-current assets held for sale	$251	$250

Liabilities:
Trade accounts payable	$241	$157
Other current liabilities	215	140
Current liabilities held for sale	$456	$297
Deferred income taxes	$7	$—
Other non-current liabilities	13	13
Non-current liabilities held for sale	$20	$13

5.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) based on an underlying commodity trade flow from financial institutions, as well as foreign exchange forward contracts and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item “Letter of credit obligations under trade structured finance program” on the condensed consolidated balance sheets. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income.

At June 30, 2013 and December 31, 2012, time deposits (with weighted-average interest rates of 8.73% and 8.95%, respectively) and LCs (including foreign exchange contracts) totaled $4,687 million and $3,048 million, respectively. In addition, at June 30, 2013 and December 31, 2012, the fair values of the time deposits (Level 2 measurements) totaled approximately $4,687 million and $3,048 million, respectively, and the fair values of the LCs

(Level 2 measurements) totaled approximately $4,994 million and $3,024 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were a loss of $307 million and a gain of $24 million, respectively.

During the six months ended June 30, 2013 and 2012, total proceeds from issuances of LCs were $4,951 million and $2,282 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs.

6.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	June 30,	December 31,
(US$ in millions)	2013	2012
Agribusiness (1)	$5,016	$5,240
Sugar and Bioenergy (2)	540	488
Edible Oil Products (3)	524	617
Milling Products (4)	227	184
Fertilizer (4) (5)	84	61
Total	$6,391	$6,590

(1)             Includes readily marketable agricultural commodity inventories at fair value of $4,630 million and $4,892 million at June 30, 2013 and December 31, 2012, respectively.  Of these amounts $3,697 million and $3,442 million can be attributable to merchandising activities at June 30, 2013 and December 31, 2012, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)             Includes readily marketable sugar inventories of $226 million and $199 million at June 30, 2013 and December 31, 2012, respectively.  Of these, $152 million and $144 million, respectively, are carried at fair value, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $52 million and $215 million at June 30, 2013 and December 31, 2012, respectively.

(4)             Milling products and fertilizer inventories are carried at lower of cost or market.

(5)             Fertilizer inventories exclude amounts classified as held for sale (see Note 4).

7.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2013	2012
Prepaid commodity purchase contracts (1)	$764	$299
Secured advances to suppliers, net (2)	410	390
Unrealized gains on derivative contracts at fair value	1,430	1,230
Recoverable taxes, net	478	465
Margin deposits (3)	369	363
Marketable securities	173	105
Deferred purchase price receivable (4)	123	134
Prepaid expenses	313	314
Other	950	518
Total	$5,010	$3,818

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.  These contracts are recorded at fair value based on prices of the underlying agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $5 million and $12 million at June 30, 2013 and December 31, 2012, respectively.

Interest earned on secured advances to suppliers of $6 million and $5 million for the three months ended June 30, 2013 and 2012, respectively, and $15 million and $13 million for the six months ended June 30, 2013 and 2012, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

8.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2013	2012
Recoverable taxes, net	$280	$309
Long-term receivables from farmers in Brazil, net	136	164
Judicial deposits	166	169
Other long-term receivables	42	60
Income taxes receivable	340	431
Long-term investments	388	414
Affiliate loans receivable, net	75	59
Other	148	140
Total	$1,575	$1,746

Recoverable taxes, net — Recoverable taxes are reported net of valuation allowances of $62 million and $47 million at June 30, 2013 and December 31, 2012, respectively.

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

	June 30,	December 31,
(US$ in millions)	2013	2012
Legal collection process (1)	$251	$269
Renegotiated amounts (2)	94	119
Total	$345	$388

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2013 and the year ended December 31, 2012 was $393 million and $444 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2013		December 31, 2012
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$162	$159	$178	$165
Renegotiated amounts	53	50	67	59
For which no allowance has been provided:
Legal collection process	89	—	91	—
Renegotiated amounts	41	—	52	—
Total	$345	$209	$388	$224

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2013	2012	2013	2012
Beginning balance	$224	$215	$224	$199
Bad debt provisions	12	11	13	26
Recoveries	(8)	(5)	(11)	(9)
Write-offs	(1)	(1)	(1)	(1)
Transfers (1)	2	—	2	—
Foreign exchange translation	(20)	(22)	(18)	(17)
Ending balance	$209	$198	$209	$198

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

Income taxes receivable — Income taxes receivable at June 30, 2013 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Long-term investments — Long-term investments represent investments held by managed investment funds and other investments including available for sale securities included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $321 million and $349 million at June 30, 2013 and December 31, 2012, respectively.

Affiliate loans receivable, net — Affiliate loans receivable, net includes primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

9.                                      INCOME TAXES

Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or nonrecurring tax adjustments in the interim period in which they occur.  In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction.  Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly.  If actual results differ from management’s estimates, reported income tax expense in future periods could be materially affected.

For the six months ended June 30, 2013 and 2012, income tax expense related to continuing operations was $111 million and $115 million, respectively. The effective tax rates were 29% and 23%, respectively. Included in these rates were approximately $37 million and $31 million, respectively, of discrete items.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the six months ended June 30, 2013, Bunge increased its liability for uncertain tax positions by $47 million and recorded an income tax expense primarily as a result of recently published litigation precedents in Brazil. Of this amount, $30 million is included in income from continuing operations and $17 million is included in discontinued operations, net of tax.  Also during the six months ended June 30, 2013, Bunge recorded income tax expense of $7 million related to other discrete tax items including $4 million related to the finalization of a tax audit in Europe.

During 2011, the Brazilian tax authorities commenced an examination of the income tax returns of one of Bunge’s Brazilian subsidiaries for the years 2005-2009 and proposed adjustments totaling approximately $160 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore has, apart from the above mentioned liability for uncertain tax positions related to the recently published litigation precedents, not recorded any additional uncertain tax liability.

In 2010, the Brazilian tax authorities proposed certain significant adjustments to the income tax returns for one of Bunge’s Brazilian subsidiaries for the years 2005 to 2007. The proposed adjustments totaled approximately $525 million plus applicable interest and penalties. In late 2011, Bunge received a decision from the Tax Inspector that dismissed approximately $170 million of the claim against Bunge. Management is appealing the remainder of the case and has not changed its position that it is more likely than not that it will prevail and therefore has, apart from the above mentioned liability for uncertain tax positions related to the recently published litigation precedents, not recorded any additional uncertain tax liability.

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2013	2012
Accrued liabilities	$1,022	$1,069
Unrealized losses on derivative contracts at fair value	1,409	1,185
Advances on sales	407	223
Other	1	17
Total	$2,839	$2,494

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

	Fair Value Measurements at Reporting Date
	June 30, 2013				December 31, 2012
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,614	$1,220	$4,834	$—	$4,815	$436	$5,251
Unrealized gain on designated derivative contracts (1)
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	1	—	1	—	1	—	1
Unrealized gain on undesignated derivative contracts (1)
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	448	—	448	—	194	—	194
Commodities	182	605	157	944	61	697	264	1,022
Freight	16	—	1	17	—	—	1	1
Energy	15	—	5	20	9	2	1	12
Deferred purchase price receivable (Note 13)	—	123	—	123	—	134	—	134
Other (2)	253	75	—	328	234	32	—	266
Total assets	$466	$4,866	$1,383	$6,715	$304	$5,875	$702	$6,881

Liabilities:
Unrealized loss on designated derivative contracts (3)
Interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange	—	14	—	14	—	—	—	—
Unrealized loss on undesignated derivative contracts (3)
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	1	529	—	530	1	119	—	120
Commodities	164	580	52	796	153	667	180	1,000
Freight	16	—	2	18	3	—	—	3
Energy	30	—	20	50	42	—	20	62
Total liabilities	$211	$1,124	$74	$1,409	$199	$786	$200	$1,185

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at June 30, 2013 and December 31, 2012.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at June 30, 2013 and December 31, 2012.

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

Level 3 Valuation — Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.  In evaluating the significance of fair value inputs, Bunge gives consideration to items that individually, or when aggregated with other inputs, represent more than 10% of the fair value of the asset or liability.  For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure.  Because of differences in the availability of market pricing data over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy or some combination thereof.  While FASB guidance requires classification of these assets and liabilities in the lowest hierarchy level for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher hierarchy level.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2013.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2013 and 2012.  Level 3 instruments presented below include readily marketable inventories and derivatives.  These instruments were valued using pricing models that management believes reflect assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2013
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, April 1, 2013	$(31)	$1,187	$1,156
Total gains and (losses) (realized/unrealized) included in cost of goods sold	123	3	126
Purchases	—	261	261
Sales	—	(239)	(239)
Issuances	(1)	—	(1)
Settlements	(109)	—	(109)
Transfers into Level 3	101	160	261
Transfers out of Level 3	6	(152)	(146)
Balance, June 30, 2013	$89	$1,220	$1,309

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2013
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2013	$66	$436	$502
Total gains and (losses) (realized/unrealized) included in cost of goods sold	99	(82)	17
Purchases	—	1,213	1,213
Sales	1	(505)	(504)
Issuances	(1)	—	(1)
Settlements	(182)	1	(181)
Transfers into Level 3	99	309	408
Transfers out of Level 3	7	(152)	(145)
Balance, June 30, 2013	$89	$1,220	$1,309

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

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended June 30, 2013 and 2012 for Level 3 assets and liabilities that were held at June 30, 2013 and 2012.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2013
Cost of goods sold	$120	$191	$311
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2012
Cost of goods sold	$145	$600	$745

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the six months ended June 30, 2013 and 2012 for Level 3 assets and liabilities that were held at June 30, 2013 and 2012.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2013
Cost of goods sold	$147	$927	$1,074
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2012
Cost of goods sold	$193	$1,473	$1,666

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

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2013
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$4	$(191)	$70	Delta
Forwards	(107)	(15,928)	20,528	Notional
Swaps	—	(48)	174	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2013
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(8,069,066)	—	—	Metric Tons
Options	(54,804)	(142,958)	—	Metric Tons
Forwards	—	(30,112,730)	25,457,612	Metric Tons
Swaps	(105,000)	(1,460,811)	957,399	Metric Tons

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

The table below summarizes the open ocean freight positions.

	June 30, 2013
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(5,900)	—	—	Hire Days
FFA Options	(775)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2013
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	1,630,684	—	—	MMBtus
Swaps	—	—	635,355	MMBtus
Options	(3,572,871)	—	—	MMBtus
Energy—Other
Futures	2,891,880	—	—	Metric Tons
Forwards	—	(320,210)	47,852,211	Metric Tons
Swaps	38,000	—	—	Metric Tons
Options	116,164	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2013 and 2012.  There was no effect on the condensed consolidated statements of income of either period from derivatives designated as fair value hedges.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30
(US$ in millions)	Location	2013	2012
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$(104)	$(72)
Foreign Exchange	Income (loss) from discontinued operations, net of tax	(8)	—
Foreign Exchange	Cost of goods sold	69	(26)
Commodities	Cost of goods sold	248	(578)
Freight	Cost of goods sold	(48)	(9)
Energy	Cost of goods sold	3	(8)
Total		$160	$(693)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
					Amount of Gain (Loss)
					Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$426	$(11)	Cost of goods sold	$(1)	Cost of goods sold	$—
Total	$426	$(11)		$(1)		$—

Net Investment Hedge:
Foreign Exchange (3)	$—	$37	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$—	$37		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2013, Bunge expects to reclassify into income in the next 12 months $(11) million after-tax loss related to its foreign exchange cash flow hedges. At June 30, 2013, Bunge expects to reclassify into income in the next 12 months $37 million after-tax gain related to its foreign exchange net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2013 and 2014.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the six months ended June 30, 2012.

Six Months Ended June 30, 2012
Amount of Gain (Loss)
Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$475	$(16)	Cost of goods sold	$(2)	Cost of goods sold	$—
Total	$475	$(16)		$(2)		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2012, Bunge expected to reclassify into income in the next 12 months approximately $(18) million after-tax losses related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2012 and 2013.

12.                               DEBT

On May 30, 2013, Bunge entered into an unsecured U.S. $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the Lenders will initially make available up to $368 million of loans, which will increase to $665 million in December 2013 concurrent with the scheduled repayment in full of Bunge’s obligations under an existing term loan facility under which $300 million of principal amount remains outstanding.  Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt.

On June 24, 2013, Bunge entered into an unsecured $200 million three-year revolving credit agreement with a certain lender.  Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%.

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service.  In January 2013, Bunge agreed with the Liquidity Facility banks for the amount of aggregate commitments under the Liquidity Facility to be increased from $526 million to $600 million, and simultaneously increased the size of its commercial paper program to $600 million. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under Bunge’s commercial paper program.  At June 30, 2013, there was $550 million outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility.  At December 31, 2012, there was no outstanding commercial paper or borrowings under the Liquidity Facility.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2013			December 31, 2012
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,392	$4,382	$240	$4,251	$4,322	$259

13.                               TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge accounts for its trade receivables securitization program (the Program) under the provisions of ASC Topic 860, Transfers and Servicing.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 28, 2014 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

As of June 30, 2013 and December 31, 2012, $739 million and $772 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the program totaled $6,082 million and $6,454 million for the six months ended June 30, 2013 and 2012, respectively.  In addition, cash collections from customers on receivables previously sold were $6,239 million and $6,643 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the six months ended June 30, 2013 and 2012 were $6,235 million and $6,656 million, respectively.  These sales resulted in discounts of $4 million for each of the six months ended June 30, 2013 and 2012, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which was $123 million and $134 million at June 30, 2013 and December 31, 2012, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 7).  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during the six months ended June 30, 2013 and 2012 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, including changes in the fair value of the deferred purchase price of less than $1 million for each of those periods.

14.                               RELATED PARTY TRANSACTIONS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $156 million and $200 million for the three months ended June 30, 2013 and 2012, respectively, and $285 million and $350 million for the six months ended June 30, 2013 and 2012, respectively.  Bunge also sold commodities and commodity products to certain of its investees, totaling $174 million and $155 million for the three months ended June 30, 2013 and 2012, respectively, and $355 million and $264 million for the six months ended June 30, 2013 and 2012, respectively.

15.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. The range of possible losses for such matters cannot be reasonably estimated and could differ materially from amounts already accrued by the Company. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at June 30, 2013 and December 31, 2012 are the following amounts related to these matters:

	June 30,	December 31,
(US$ in millions)	2013	2012
Tax claims	$67	$70
Labor claims	68	75
Civil and other claims	108	109
Total	$243	$254

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $81 million as of June 30, 2013), plus accrued interest on the outstanding amount due (including previously accrued interest) of approximately 670 million pesos (approximately $124 million as of June 30, 2013). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge’s Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2013, would total approximately $140 million. Additionally, in April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

In December, 2012, the Brazilian tax authorities concluded an examination of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately $140 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

Bunge is subject to many types of taxes around the world that include taxes at a federal, state and municipal level in a given jurisdiction and include not only taxes on income, but also property taxes, excise taxes and value-added taxes, among others.  On July 9, 2013, Brazil adopted certain changes to the provisions of its PIS and COFINS tax laws. PIS and COFINS are taxes similar to value-added taxes levied at the federal level in Brazil.  The changes relate to the inclusion of more of Bunge’s product mix in a “basic basket” of goods subject to a zero rate of tax when sold.  In the short-term, it is expected that this will result in an increase in the accumulation of tax credits by Bunge’s Brazilian subsidiaries.  Bunge is analyzing the impact of this change on its business operations and recoverable tax credit balances in Brazil.

Labor claims — The labor claims relate principally to claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$39
Unconsolidated affiliates financing (2)	50
Residual value guarantee (3)	69
Total	$158

(1)             Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At June 30, 2013, Bunge had approximately $16 million of tangible property that had been pledged to Bunge as collateral against certain of these financing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $17 million at June 30, 2013.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At June 30, 2013, Bunge had no outstanding recorded obligation related to these guarantees.

(3)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At June 30, 2013, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At June 30, 2013, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,723 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. There were no share repurchases under the program during the six months ended June 30, 2013.  Total repurchases under the program from its inception on June 8, 2010 through June 30, 2013 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, April 1, 2013	$(1,189)	$14	$(157)	$6	$(1,326)
Other comprehensive income (loss) before reclassification	(834)	15	2	4	(813)
Amount reclassified from accumulated other comprehensive income	—	—	—	—	—
Net-current period other comprehensive income	(834)	15	2	4	(813)
Balance, June 30, 2013	$(2,023)	$29	$(155)	$10	$(2,139)

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2012	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassification	(758)	26	2	4	(726)
Amount reclassified from accumulated other comprehensive income	—	—	—	(3)	(3)
Net-current period other comprehensive income	(758)	26	2	1	(729)
Balance, June 30, 2013	$(2,023)	$29	$(155)	$10	$(2,139)

17.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2013	2012	2013	2012
Income from continuing operations	$121	$259	$278	$383
Net (income) loss attributable to noncontrolling interests	14	8	46	11
Income from continuing operations attributable to Bunge	135	267	324	394
Other redeemable obligations (1)	(17)	—	(19)	—
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	1	7	(8)	(28)
Net income available to Bunge common shareholders	$110	$265	$280	$349
Weighted-average number of common shares outstanding:
Basic	147,128,500	145,974,965	146,889,234	145,846,544
Effect of dilutive shares:
–stock options and awards	745,341	917,117	1,015,658	963,943
–convertible preference shares	—	7,583,790	—	7,583,790
Diluted (2)	147,873,841	154,475,872	147,904,892	154,394,277

Basic earnings per common share:
Net income (loss) from continuing operations	$0.74	$1.77	$1.97	$2.58
Net income (loss) from discontinued operations	0.02	0.05	(0.06)	(0.19)
Net income attributable to Bunge common shareholders—basic	$0.76	$1.82	$1.91	$2.39

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.74	$1.73	$1.95	$2.55
Net income (loss) from discontinued operations	0.01	0.05	(0.05)	(0.18)
Net income attributable to Bunge common shareholders—diluted	$0.75	$1.78	$1.90	$2.37

(1)             Accretion of redeemable noncontrolling interests of $(17) million and $(19) million for the three and six months ended June 30, 2013 relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Eastern Europe.   Accretion for the respective periods includes the effect of losses incurred by the operations for the three and six months ended June 30, 2013.

(2)             Approximately 4 million and 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the six months ended June 30, 2013 and 2012, respectively.  Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2013.

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

(US$ in millions)

			Edible			Discontinued
Three Months Ended		Sugar and	Oil	Milling		Operations &
June 30, 2013	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$11,566	$939	$2,376	$509	$101	$—	$15,491
Inter-segment revenues	1,238	—	39	9	27	(1,313)	—
Gross profit	370	34	137	61	14	—	616
Foreign exchange gains (losses)	(2)	(4)	—	—	3	—	(3)
Noncontrolling interests (1)	4	3	—	—	(1)	8	14
Other income (expense) — net	(1)	3	—	(1)	(2)	—	(1)
Segment EBIT (2)	170	(3)	34	29	9	—	239
Discontinued operations (3)	—	—	—	—	—	1	1
Depreciation, depletion and amortization	(58)	(53)	(25)	(8)	(5)	—	(149)
Total assets	20,885	4,088	2,531	872	944	1,023	30,343

Three Months Ended
June 30, 2012
Net sales to external customers	$10,580	$1,079	$2,331	$421	$88	$—	$14,499
Inter-segment revenues	1,340	—	33	—	16	(1,389)	—
Gross profit	478	15	91	43	16	—	643
Foreign exchange gains (losses)	20	(5)	(2)	—	—	—	13
Noncontrolling interest (1)	5	3	1	—	(1)	—	8
Other income (expense) — net	4	(4)	—	(1)	(6)	—	(7)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	386	(28)	2	44	—	—	404
Discontinued operations (3)	—	—	—	—	—	7	7
Depreciation, depletion and amortization	(56)	(45)	(23)	(6)	(5)	—	(135)
Total assets	16,777	3,925	2,737	846	2,428	—	26,713

			Edible			Discontinued
Six Months Ended		Sugar and	Oil	Milling		Operations &
June 30, 2013	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$22,340	$2,052	$4,673	$1,044	$167	$—	$30,276
Inter-segment revenues	2,655	—	59	9	36	(2,759)	—
Gross profit	768	91	253	124	27	—	1,263
Foreign exchange gains (losses)	(43)	(1)	(1)	—	2	—	(43)
Noncontrolling interest (1)	30	4	—	—	(2)	14	46
Other income (expense) — net	(4)	2	8	5	27	—	38
Segment EBIT (2)	361	20	72	65	44	—	562
Discontinued operations (3)	—	—	—	—	—	(8)	(8)
Depreciation, depletion and amortization	(118)	(79)	(49)	(15)	(9)	—	(270)
Total assets	20,885	4,088	2,531	872	944	1,023	30,343

Six Months Ended
June 30, 2012
Net sales to external customers	$19,897	$1,960	$4,552	$848	$151	$—	$27,408
Inter-segment revenues	2,400	—	64	—	34	(2,498)	—
Gross profit	830	23	204	99	24	—	1,180
Foreign exchange gains (losses)	74	—	(3)	—	—	—	71
Noncontrolling interest (1)	3	4	1	—	(1)	4	11
Other income (expense) — net	11	(7)	2	1	(15)	—	(8)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	583	(61)	23	71	(12)	—	604
Discontinued operations (3)	—	—	—	—	—	(28)	(28)
Depreciation, depletion and amortization	(105)	(72)	(47)	(13)	(9)	—	(246)
Total assets	16,777	3,925	2,737	846	2,428	—	26,713

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

(3)             Represents net income (loss) from discontinued operations (see Note 4).

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2013	2012	2013	2012
Total segment EBIT	$239	$404	$562	$604
Interest income	12	16	21	38
Interest expense	(86)	(78)	(162)	(137)
Income tax (expense) benefit	(38)	(75)	(111)	(115)
Income (loss) from discontinued operations, net of tax	1	7	(8)	(28)
Noncontrolling interests’ share of interest and tax	8	—	14	4
Net income attributable to Bunge	$136	$274	$316	$366

19.          SUBSEQUENT EVENTS

In July 2013, Bunge acquired for $62 million, an additional 12.75% interest and a $22 million loan to its consolidated subsidiary venture, Export Grain Terminal, LLC from a noncontrolling interest holder, increasing Bunge’s ownership share from 51% to 63.75%.

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

Second Quarter 2013 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness — Agribusiness segment EBIT for the second quarter of 2013 declined to $170 million compared to $386 million in the same period of 2012.  Strong margins and volumes in our Brazilian operations were the primary driver of results for the quarter, despite logistics challenges of the large export volumes.  Tight sunflower and rape seed supplies in Europe and last year’s poor grain crops in the Black Sea negatively impacted results in EMEA.  Oilseed processing capacity utilization in North America was low for both soybeans and canola, hampered by last year’s drought which reduced available raw materials.  U.S. grain exports were weak, reflecting the impact of the extreme 2012 summer drought on corn production.  Results in Argentina suffered from slow farmer selling and a poor wheat crop.    Our agribusiness teams managed global supply lines and market volatility well in a challenging environment.  Results for the second quarter of 2012 included an $85 million gain related to the sale of our noncontrolling interest in Solae.

Sugar and Bioenergy — Sugar and bioenergy segment EBIT in the second quarter of 2013 improved significantly over the second quarter of 2012 with improved  performance in all parts of the segment.  Trading and merchandising benefited from a 12% increase in volumes, good margins on export programs and good risk management.  Sugarcane milling benefited from the combination of higher ethanol prices and lower production costs, driven by the combination of higher cane yields, ATR and crush volume, which more than offset the impact of lower sugar prices.  Through June 30, 2013, our mills crushed approximately 1.3 million tons more sugarcane than in the same period of last year.  The second quarter is typically a weak period for the milling operations as it marks the beginning of the sugarcane harvest in the Center-South of Brazil when the sugar content of the sugarcane is at its lowest level. Consequently, mills produce less sugar and ethanol per unit of sugarcane milled than they will in the second half of the year when the yield increases. Results in U.S. biofuels were higher due to improved margins in our ethanol joint ventures.

Edible oil products — Edible oil products segment EBIT of $34 million in the second quarter of 2013 was higher than the $2 million reported in the second quarter of 2012 as performance improved in all regions due to significant operational improvements and more efficient sales channel strategies, particularly in Brazil and Eastern Europe.  Volumes increased 8% during the period, primarily in Asia.   The second quarter of 2012 included an impairment of $5 million in Europe and an inventory valuation adjustment in the U.S.

Milling products — Results for the second quarter of 2012 include a $36 million gain related to the acquisition of a controlling interest in a North American wheat milling business.  Aside from this gain in the previous year, EBIT in the second quarter of 2013 was significantly higher than last year driven by improved performance in our Brazilian wheat milling business and our U.S. corn dry milling operations.  Contributing to these improved results were greater efficiencies in operations, additional customer service offerings and the successful integration of our 2012 Mexico wheat mill acquisition.

Fertilizer — Fertilizer segment EBIT improved when compared to the second quarter of 2012 driven by higher results in our Brazilian fertilizer port operations and our Morocco joint venture, which more than offset slightly lower results in Argentina.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except volumes)	2013	2012	2013	2012
Volumes (in thousands of metric tons):
Agribusiness	34,356	34,723	65,802	65,373
Sugar and Bioenergy	2,021	1,804	4,324	3,135
Edible oil products	1,765	1,634	3,408	3,184
Milling products	1,031	1,087	2,042	2,133
Fertilizer	194	176	329	300

Net sales:
Agribusiness	$11,566	$10,580	$22,340	$19,897
Sugar and Bioenergy	939	1,079	2,052	1,960
Edible oil products	2,376	2,331	4,673	4,552
Milling products	509	421	1,044	848
Fertilizer	101	88	167	151
Total	$15,491	$14,499	$30,276	$27,408

Cost of goods sold:
Agribusiness	$(11,196)	$(10,102)	$(21,572)	$(19,067)
Sugar and Bioenergy	(905)	(1,064)	(1,961)	(1,937)
Edible oil products	(2,239)	(2,240)	(4,420)	(4,348)
Milling products	(448)	(378)	(920)	(749)
Fertilizer	(87)	(72)	(140)	(127)
Total	$(14,875)	$(13,856)	$(29,013)	$(26,228)

Gross profit:
Agribusiness	$370	$478	$768	$830
Sugar and Bioenergy	34	15	91	23
Edible oil products	137	91	253	204
Milling products	61	43	124	99
Fertilizer	14	16	27	24
Total	$616	$643	$1,263	$1,180

Selling, general and administrative expenses:
Agribusiness	$(199)	$(205)	$(390)	$(420)
Sugar and Bioenergy	(39)	(37)	(76)	(81)
Edible oil products	(104)	(89)	(188)	(181)
Milling products	(31)	(34)	(64)	(65)
Fertilizer	(6)	(9)	(10)	(20)
Total	$(379)	$(374)	$(728)	$(767)

Foreign exchange gains (losses):
Agribusiness	$(2)	$20	$(43)	$74
Sugar and Bioenergy	(4)	(5)	(1)	—
Edible oil products	—	(2)	(1)	(3)
Milling products	—	—	—	—
Fertilizer	3	—	2	—
Total	$(3)	$13	$(43)	$71

Noncontrolling interests:
Agribusiness	$4	$5	$30	$3
Sugar and Bioenergy	3	3	4	4
Edible oil products	—	1	—	1
Milling products	—	—	—	—
Fertilizer	(1)	(1)	(2)	(1)
Total	$6	$8	$32	$7

Other income (expense) - net:
Agribusiness	$(1)	$4	$(4)	$11
Sugar and Bioenergy	3	(4)	2	(7)
Edible oil products	—	—	8	2
Milling products	(1)	(1)	5	1
Fertilizer	(2)	(6)	27	(15)
Total	$(1)	$(7)	$38	$(8)

Gain on sale of agribusiness investment in affiliate	$—	$85	$—	$85

Gain on acquisition of milling business controlling interest	$—	$36	$—	$36

Segment earnings before interest and tax:
Agribusiness	$170	$386	$361	$583
Sugar and Bioenergy	(3)	(28)	20	(61)
Edible oil products	34	2	72	23
Milling products	29	44	65	71
Fertilizer	9	—	44	(12)
Total (1)	$239	$404	$562	$604

Depreciation, depletion and amortization:
Agribusiness	$(58)	$(56)	$(118)	$(105)
Sugar and Bioenergy	(53)	(45)	(79)	(72)
Edible oil products	(25)	(23)	(49)	(47)
Milling products	(8)	(6)	(15)	(13)
Fertilizer	(5)	(5)	(9)	(9)
Total	$(149)	$(135)	$(270)	$(246)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2013	2012	2013	2012
Total segment EBIT	$239	$404	$562	$604
Interest income	12	16	21	38
Interest expense	(86)	(78)	(162)	(137)
Income tax (expense) benefit	(38)	(75)	(111)	(115)
Income (loss) from discontinued operations, net of tax	1	7	(8)	(28)
Noncontrolling interests’ share of interest and tax	8	—	14	4
Net income attributable to Bunge	$136	$274	$316	$366

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Agribusiness Segment — Agribusiness segment net sales increased 9% to $11.6 billion in the second quarter of 2013 compared to $10.6 billion in the second quarter of 2012.  Price increases, driven by higher average global commodity prices for wheat, corn and soybean meal, accounted for the increase with slightly lower volumes partially offsetting. The volume decrease relates primarily to lower oilseed processing and merchandising volumes in Europe and North America as both regions suffered from reduced raw material supply from the impact of significant weather related reductions on their 2012 harvests.

Cost of goods sold increased 11% primarily as a result of the rise in global commodity prices mentioned above, as well as increased unitary production costs driven by low oilseed processing capacity utilization in North America and EMEA as a result of lower raw material availability.

Gross profit of $370 million in the second quarter of 2013 decreased 23% compared to the second quarter of 2012.  Strong soybean processing margins from a record Brazilian crop and improvements in North America processing margins caused by continued tight global supplies were more than offset by lower oilseed processing results in Europe, where margin pressures from supply shortages and slow farmer selling reduced results, and in Argentina which was impacted by slow farmer selling and a poor wheat crop.

SG&A expenses were $199 million in the second quarter of 2013 compared to $205 million in the second quarter of 2012.  The reduction in the second quarter of 2013 included bad debt recoveries, mainly in Brazil, and the favorable impact of the devaluation of the Brazilian real and Argentine peso on the translation of local currency costs into U.S. dollars.  These benefits were partially offset by the addition of SG&A costs in our Romanian joint venture which started in the third quarter of 2012 and the European biodiesel facilities acquired in the first quarter of 2013.

Foreign exchange losses were $2 million in the second quarter of 2013 compared to gains of $20 million in the same period of 2012.  Losses in 2013 were driven by the impact of the weakening of global currencies, particularly the Brazilian real and Argentine peso, relative to the U.S. dollar on the net monetary positions in Brazil and Argentina.

Other income (expenses)-net was an expense of $1 million in the second quarter of 2013 and includes losses of $7 million related to our South American and European biodiesel joint ventures which were largely offset by income of $6 million in the investment funds acquired in 2012.  Other income (expenses)-net was income of $4 million in the same quarter of 2012.

Gain on sale of investment in affiliate of $85 million in the second quarter of 2012 related to the gain on the sale of our noncontrolling interest in Solae, a North American soy ingredients joint venture.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements.  The $4 million of losses in the second quarter of 2013 compares to $5 million of losses in the second quarter of 2012.  The losses in the second quarter of 2013 primarily relate to the losses in our Eastern European and Canadian oilseed processing joint ventures which were partially offset by the income in the investment funds acquired in 2012 referred to above.  The losses in the second quarter of 2012 related primarily to the start up of our Pacific Northwest terminal operations in that year.

Segment EBIT decreased by $216 million to $170 million in the second quarter of 2013 from $386 million in the second quarter of 2012 as a result of the 23% lower gross profit and the second quarter 2012 gain of $85 million on the sale of our noncontrolling interest in Solae.

Sugar and Bioenergy Segment — Sugar and Bioenergy segment net sales decreased $140 million compared to the second quarter of 2012.  The decline in sales was driven by a 22% decline in average sugar selling prices, which was partially offset by volume increases of 12% with higher volumes in our trading and merchandising business and our industrial business.  Average ethanol prices in Brazil increased slightly in the second quarter of 2013 partially offsetting the impact of the global sugar price declines.

Cost of goods sold decreased 15% in the second quarter of 2013 compared to the same period of 2012 driven by the impact of the decline in average sugar commodity prices on our trading and merchandising business.  Cost of goods sold in 2013 also benefited from the favorable impact of the industrial volume improvement on unitary costs and the devaluation of the Brazilian real on local currency costs translated to U.S. dollars when compared to the same period of 2012.

Gross profit increased by $19 million to $34 million in the second quarter of 2013 from $15 million in the comparable period of 2012 primarily as a result of good volumes/ margins and risk management performance in our trading and merchandising business.  Margins in our industrial business improved slightly driven by higher Brazilian ethanol prices and lower industrial costs.

SG&A expenses of $39 million in the second quarter of 2013 were largely consistent with expenses of $37 million in the second quarter of 2012.

Foreign exchange losses in the second quarters of 2013 and 2012 were $4 million and $5 million, respectively, and related primarily to the Brazilian real.

Other income (expenses)-net was a gain of $3 million in the second quarter of 2013 compared to a loss of $(4) million in the same quarter of 2012 primarily due to improved results in our North American bioenergy equity investments.

Noncontrolling interests were $3 million in the second quarters of both 2013 and 2012 and represent the noncontrolling interests’ shares of period loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT increased by $25 million to a loss of $3 million in the second quarter of 2013 from a loss of $28 million in the second quarter of 2012 due to improved gross profit and net results in all parts of the segment.

Edible Oil Products Segment — Edible oil products segment net sales increased by approximately 2% in the second quarter of 2013 compared to the second quarter of 2012, resulting from an 8% increase in volumes, primarily in Asia and Europe.  Volume increases were partially offset by a 6% decline in average selling prices.

Cost of goods sold in the second quarter of 2013 was in line with the same period of 2012 as the increase in volumes in 2013 was largely offset by lower raw material costs.  2012 results included an impairment of $5 million in Europe and an inventory valuation adjustment in the U.S.

Gross profit increased to $137 million in the second quarter of 2013 compared to $91 million in the second quarter of 2012.  The increase was driven by higher margins, with improved pricing policy management in Brazil and higher value product mix in Argentina and North America, particularly Canada.  2012 results included an impairment of $5 million in Europe and an inventory valuation adjustment in the U.S.

SG&A expenses increased 17%, primarily as a result of increased advertising and other expenditures in Brazil which more than offset the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar during the second quarter of 2013.

Foreign exchange results in the second quarters of 2013 and 2012 were nil and losses of $2 million, respectively.

Segment EBIT increased to $34 million in the second quarter of 2013 compared to $2 million in the second quarter of 2012, as a result of higher gross profit which was partially offset by higher SG&A costs.

Milling Products Segment — Milling products segment net sales increased 21%.  This increase was entirely attributable to a 27% increase in average selling prices driven by global commodity price increases compared to the second quarter of 2012.  This was partially offset by a 5% decline in volumes, primarily in Brazilian wheat milling and resulting from a focus on higher margin products and on customer service.

Cost of goods sold increased by 19% primarily as a result of increased raw material costs from higher commodity prices when compared to the second quarter of 2012.

Gross profit was $61 million compared with $43 million in the second quarter of 2012, primarily due to improved margins in our Brazilian wheat milling operations and improved margins in corn milling with strong milling production yields.

SG&A expenses decreased 9% during the second quarter of 2013 compared to the second quarter of 2012, primarily due to the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar during the second quarter of 2013.

Gain on acquisition of controlling interest of $36 million in the second quarter of 2012 relates to the adjustment to fair value of the previously held noncontrolling interest in a North American wheat milling operation upon assuming control of that operation in the second quarter of 2012.

Other income (expenses)-net was a loss of $1 million in the second quarter of 2013 compared to a loss of $1 million in the comparable period of 2012.

Segment EBIT in the second quarter of 2013 was $29 million compared to $44 million in the second quarter of 2012.  The second quarter of 2012 included a $36 million gain on acquisition of controlling interest.  The remaining improvement over last year related to the focused improvements in gross profit noted above and the benefit on SG&A costs of the weakening of the Brazilian real.

Fertilizer Segment — Fertilizer segment net sales increased 15% to $101 million in the second quarter of 2013 when compared to $88 million in the second quarter of 2012 primarily due to a 9% increase in volumes in Argentina and a 4% increase in average fertilizer selling prices.

Cost of goods sold increased 21% primarily due to the volume increase in Argentina.

Gross profit decreased to $14 million in the second quarter of 2013 from $16 million in the comparable period of 2012.  The decrease in gross profit was primarily driven by lower margins, primarily in Argentina in the second quarter of 2013 which more than offset the impact of higher volumes and improved margins in our Brazilian port operations.

SG&A decreased to $6 million in the second quarter of 2013 from $9 million in the comparable period of 2012, generally due to a combination of the favorable impact of the devaluation of the Brazilian real and Argentine peso on local currency costs and the impact of cost savings initiatives.

Foreign exchange gains were $3 million in the second quarter of 2013 compared to nil in the second quarter of 2012.

Other income (expenses)-net was a loss of $2 million in the second quarter of 2013 compared to a loss of $6 million in the second quarter of 2012.  The reduction in losses reflects primarily improved results in our Moroccan phosphate joint venture.

Segment EBIT was $9 million compared to nil in the same period of 2012 driven by improved performances in our Brazilian port operations and our Moroccan phosphate joint venture.

Interest — A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2013	2012
Interest income	$12	$16
Interest expense	(86)	(78)

Interest income decreased when compared to the same period of 2012 as a result of lower average interest bearing cash balances.  Interest expense increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates.

Income Tax Expense — In the quarter ended June 30, 2013, income tax expense was $38 million compared to income tax expense of $75 million in the quarter ended June 30, 2012, which included $31 million of discrete expense related to the gain on the sale of our noncontrolling interest in Solae.  The effective tax rate in the second quarter of 2013 increased to 24% compared to 22% in the second quarter of 2012 primarily due to higher earnings in high tax jurisdictions, primarily Brazil.

Discontinued Operations — Discontinued operations results were income of $1 million, net of tax, in the second quarter of 2013 and $7 million in the comparable period of 2012.

Net Income Attributable to Bunge — For the quarter ended June 30, 2013, net income attributable to Bunge declined to $136 million from $274 million in the quarter ended June 30, 2012. This decrease primarily resulted from lower EBIT in the agribusiness segment. Agribusiness and milling segment EBIT for the second quarter of 2012 included a pretax gain of $85 million on the sale of our noncontrolling interest in Solae and a pretax gain of $36 million related to the acquisition of a controlling interest in a North American wheat milling business.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Agribusiness Segment — Agribusiness segment net sales increased 12% to $22.3 billion in the six months ended June 30, 2013 compared to $19.9 billion in the six months ended June 30, 2012.  Price increases, driven by higher average global commodity prices for wheat, corn and soybean meal, accounted for approximately 95% of the increase with slight increase in volumes accounting for approximately 6% of the increase in sales.  The volume increase in the six months ended June 30, 2013 primarily relates to increased merchandising activities in Asia which were largely offset by lower grain origination and merchandising volumes in Eastern Europe and oilseed processing volumes in the U.S. as a result of weather related supply shortages.

Cost of goods sold increased 13% primarily as a result of the rise in global commodity prices and the lower capacity utilization in 2013 caused by tight global supplies.  These increases were partially offset by the favorable impact of the devaluation of the Brazilian real and Argentine peso relative to the U.S. dollar on the valuation of U.S. dollar-denominated inventories.

Gross profit decreased in the six months ended June 30, 2013 by 7% compared to the six months ended June 30, 2012 driven by lower grain origination and merchandising margins in nearly all regions as well as lower softseed processing results in Canada and Europe, where margins were pressured from weather-related supply.

SG&A expenses were $390 million in the six months ended June 30, 2013 compared to $420 million in the six months ended June 30, 2012, primarily as a result of bad debt recoveries, mainly in Brazil, and the favorable impact of the devaluation of the Brazilian real when compared to the U.S. dollar on local currency costs.

Foreign exchange losses were $43 million in the six months ended June 30, 2013 compared to gains of $74 million in 2012 related primarily to the weakening of global currencies, particularly the Brazilian real and Argentine peso, relative to the U.S. dollar during the six months ended June 30, 2013.

Other income (expenses)-net was an expense of $4 million in the six months ended June 30, 2013 and includes a loss of $17 million in the investment funds acquired in 2012, largely offset by a $16 million gain from the sale of certain legal claims in Brazil.  Other income (expenses)-net was income of $11 million in the comparable period of 2012.

Gain on sale of investment in affiliate of $85 million in the second quarter of 2012 related to the gain on the sale of our noncontrolling interest in Solae, a North American soy ingredients joint venture.

Noncontrolling interests represent period (income)/loss attributed to the noncontrolling interests and was $30 million of losses in the six months ended June 30, 2013 compared to $3 million of losses in the six months ended June 30, 2012.  The losses in the six months ended June 30, 2013 primarily reflected $17 million of losses in the investment funds acquired in 2012 as well as losses in our European and North American oilseed processing joint ventures.

Segment EBIT decreased by $222 million to $361 million in the six months ended June 30, 2013 from $583 million in the six months ended June 30, 2012 as lower grain trading and merchandising gross profit across all regions was not fully offset by improved oilseed processing results and the $16 million gain on sale of certain legal claims in Brazil.  The six months ended June 30, 2012 included a gain of $85 million related to the sale of our noncontrolling interest in Solae.

Sugar and Bioenergy Segment — Sugar and Bioenergy segment net sales increased $92 million compared to the six months ended June 30, 2012.  The increased sales were driven by a 38% increase in volumes, primarily in our trading and merchandising business, where sales volumes nearly doubled.  Volumes increased slightly in our industrial and U.S. biofuels businesses.  The impact of these volume increases was reduced by a decline of approximately 22% in average sugar selling prices. Average ethanol prices in Brazil increased by approximately 4%.

Cost of goods sold increased 1% in the six months ended June 30, 2013 compared to the same period of 2012 driven by higher volumes in our trading and merchandising business which were largely offset by the decline in average sugar prices and the impact of lower cost inventories in our industrial business that were carried over from the 2012 harvest.  Cost of goods sold in 2013 also benefited from the favorable impact of the devaluation of the Brazilian real on local currency costs translated to U.S. dollars.

Gross profit increased to $91 million in the six months ended June 30, 2013 from $23 million in the comparable period of 2012 primarily as a result of strong volumes, good margins and good risk management performance in our trading and merchandising business.  Improved margins in our industrial business driven by higher Brazilian ethanol prices and the sale of lower cost inventories carried over from the end of 2012 in our industrial operations, also contributed to the increase in gross profit.

SG&A expenses decreased to $76 million in the six months ended June 30, 2013 from $81 million in the comparable period of 2012 primarily due to the favorable impact of the devaluation of the Brazilian real on translated local currency costs.

Foreign exchange in the first six months of 2013 and 2012 were $1 million of losses and nil, respectively, and related to movements of the Brazilian real.

Other income (expenses)-net was a gain of $2 million in the six months ended June 30, 2013 compared to a loss of $7 million in the same six months of 2012 primarily due to improved results in our North American bioenergy investments.

Noncontrolling interests were $4 million in the six months ended June 30, 2013 and 2012 and represent the noncontrolling interests’ shares of period losses from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT increased by $81 million to income of $20 million in the six months ended June 30, 2013 from a loss of $61 million in the six months ended June 30, 2012 due to higher gross profit driven by improved results in all parts of the segment.

Edible Oil Products Segment — Edible oil products segment net sales increased by approximately 3% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, resulting from a 7% increase in volumes, primarily in Asia and Europe.  Volume increases were largely offset by lower average selling prices.

Cost of goods sold in the six months ended June 30, 2013 increased 2% from the same period of 2012 primarily from increased volumes.  The six months ended June 30, 2012 included a $5 million impairment in Europe and an inventory valuation adjustment in the U.S.

Gross profit increased 24% compared to the six months ended June 30, 2012.  The increase was driven by higher margins in Brazil, driven by tight soybean processing supplies in the domestic market from harvest delays in the six months ended June 30, 2013, and in Asia from our Amrit acquisition in India.  The six months ended June 30, 2012 included a $5 million impairment in Europe and an inventory valuation adjustment in the U.S.

SG&A expenses increased 4%, primarily as a result of increased advertising and other expenditures in Brazil.  These were partially offset by the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar during the six months ended June 30, 2013.

Foreign exchange results in the first six months of 2013 and 2012 were losses of $1 million and $3 million, respectively.

Other income (expenses)-net was income of $8 million in the six months ended June 30, 2013 compared to income of $2 million in the comparable period of 2012.  The six months ended June 30, 2013 included a $9 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased $49 million to $72 million in the six months ended June 30, 2013 from $23 million in the six months ended June 30, 2012 as a result of higher gross profit and the gain on the sale of certain legal claims.

Milling Products Segment — Milling products segment net sales increased 23%.  This increase was due to an increase in average commodity prices of 29% compared to the six months ended June 30, 2012.  This was partially offset by a 4% decline in volumes, primarily in Brazilian wheat milling and U.S. corn milling.  These volume declines were partially offset by increased volumes in Mexico as a result of our acquisition of a wheat milling operation in the second quarter of 2012.

Cost of goods sold increased by 23% primarily as a result of increased raw material costs from higher commodity prices when compared to the six months ended June 30, 2012.

Gross profit was $124 million compared with $99 million in the six months ended June 30, 2012, primarily due to our Brazilian wheat milling operations largely recovering from difficulties associated with a 2012 ERP implementation and from our consolidation of our 2012 acquisition of a controlling interest in a wheat milling business in Mexico where we formerly had a Noncontrolling interest.

SG&A expenses were $64 million in the six months ended June 30, 2013 compared to $65 million in the six months ended June 30, 2012. Additional costs resulting from inclusion of our wheat milling business in Mexico were more than offset by the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar.

Other income (expenses)-net was income of $5 million in the six months ended June 30, 2013 compared to income of $1 million in the comparable period of 2012.  The six months ended June 30, 2013 included a $6 million gain on the sale of certain legal claims in Brazil.

Gain on acquisition of controlling interest of $36 million in the second quarter of 2012 relates to the adjustment to fair value of the previously held noncontrolling interest in a North American wheat milling operation upon assuming control of that operation in the second quarter of 2012.

Segment EBIT in the six months ended June 30, 2013 was $65 million compared to $71 million.  The result for the six months ended June 30, 2013 was driven by higher gross profit and a $6 million gain on the sale of certain legal claims.  The six months ended June 30, 2012 included a gain on acquisition of controlling interest of $36 million.

Fertilizer Segment — Fertilizer segment net sales increased 11% to $167 million in the six months ended June 30, 2013 when compared to $151 million in the six months ended June 30, 2012 primarily due to a 9% increase in volumes in Argentina.  Average fertilizer selling prices also increased slightly during the six months ended June 30, 2012.

Cost of goods sold increased 10%, primarily as a result of the volume increases discussed above.

Gross profit increased to $27 million in the six months ended June 30, 2013 from $24 million in the comparable period of 2012.  The increase in gross profit was primarily driven by additional volume in the first quarter of 2013 which was partially offset by lower margins in the second quarter of 2013.

SG&A decreased to $10 million in the six months ended June 30, 2013 from $20 million in the comparable period of 2012, generally due to a combination of factors, including the favorable impact of the devaluation of the Brazilian real and Argentine peso on local currency costs and the impact of cost savings initiatives.

Foreign exchange gains were $2 million in the six months ended June 30, 2013 compared to nil in the six months ended June 30, 2012.

Other income (expenses)-net was income of $27 million in the six months ended June 30, 2013 compared to a loss of $15 million in the six months ended June 30, 2012. The improved results were primarily due to a $32 million gain on the sale of certain legal claims in Brazil and improved results in our Moroccan phosphate joint venture.

Segment EBIT was $44 million compared to a loss of $12 million in the same period of 2012 driven by the $32 million gain on the sale of certain legal claims in Brazil and improved results in our Moroccan joint venture.

Interest — A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2013	2012
Interest income	$21	$38
Interest expense	(162)	(137)

Interest income decreased when compared to the same period of 2012 as a result of lower average interest bearing cash balances.  Interest expense increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates.

Income Tax Expense — In the six months ended June 30, 2013, income tax expense was $111 million compared to income tax expense of $115 million in the six months ended June 30, 2012.  The effective tax rate in the six months ended June 30, 2013 increased to 29% compared to 23% in the six months ended June 30, 2012 primarily due to discrete income tax charges of $37 million in the six months ended June 30, 2013.  These discrete charges are primarily comprised of $30 million related to an uncertain tax position in Brazil and $4 million related to the finalization of a tax audit in Europe.

Discontinued Operations — Discontinued operations results in the six months ended June 30, 2013 were a loss of $8 million, net of tax, compared to loss of $28 million, net of tax, in the six months ended June 30, 2012.  Improved results in 2013 were driven by higher margins that were partially offset by the impact of lower volumes and by a $17 million provision related to an uncertain tax position in Brazil.  Results in the six months ended June 30, 2012 included a $27 million provision for a legacy environmental claim in Brazil.

Net Income Attributable to Bunge — In the six months ended June 30, 2013, net income attributable to Bunge decreased to $316 million from $366 million in the six months ended June 30, 2012. This decrease primarily resulted from lower EBIT in the agribusiness segment.  Improved results from our discontinued operations in fertilizer in Brazil also contributed to the higher net income attributable to Bunge.  The six months ended June 30, 2012 included a pretax gain of $85 million on the sale of our noncontrolling interest in Solae and a pretax gain of $36 million related to the acquisition of a controlling interest in a North American wheat milling operation.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.36 and 1.50 at June 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $726 million and $569 million at June 30, 2013 and December 31, 2012, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,630 million and $4,892 million at June 30, 2013 and December 31, 2012, respectively.  Of these amounts $3,697 million and $3,442 million can be attributable to merchandising activities at June 30, 2013 and December 31, 2012, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $226 million and $199 million at June 30, 2013 and December 31, 2012, respectively.  Of these, $152 million and $144 million were inventories carried at fair value at June 30, 2013 and December 31, 2012, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $52 million and $215 million at June 30, 2013 and December 31, 2012, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $27 million and $50 million in the six months ended June 30, 2013 and 2012, respectively.

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

Revolving credit facilities — At June 30, 2013, we had approximately $4,003 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $2,812 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		June 30,	June 30,	December 31,
Credit Facilities	Maturities	2013	2013	2012
		(US$ in millions)
Commercial paper	2016	$50	$550	$—
Long-term revolving credit facilities (1)	2014-2018	2,762	641	—
Total		$2,812	$1,191	$—

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

On May 30, 2013, we entered into an unsecured U.S. $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the Lenders will initially make available up to $368 million of loans, which will increase to $665 million in December 2013 concurrent with the scheduled repayment in full of our obligations under an existing term loan facility under which $300 million of principal amount remains outstanding.  Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. There was $368 million outstanding under this credit agreement at June 30, 2013.

On June 24, 2013, we entered into an unsecured $200 million three-year revolving credit agreement with a certain lender.  Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under this credit agreement at June 30, 2013.

Our commercial paper program is supported by committed back-up bank credit lines (the Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under our commercial paper program. In January 2013, we increased the commitments under the Liquidity Facility by $74 million to $600 million and therefore simultaneously increased the size of our commercial paper program to $600 million. At June 30, 2013, there was $550 million outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had $73 million outstanding at June 30, 2013 under our $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at June 30, 2013 under our $1,750 million revolving credit facility that matures on April 19, 2014.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At June 30, 2013 and December 31, 2012, $1,150 million and $1,000 million, respectively, were outstanding under these bilateral short-term credit lines.

Short and long-term debt — Our short and long-term debt increased by $1,268 million at June 30, 2013 from December 31, 2012, primarily due to higher working capital financing requirements.  For the six months ended June 30, 2013, our average short and long-term debt outstanding was $6,641 million compared to $5,237 million for the six months ended June 30, 2012. Our long-term debt balance was $4,392 million at June 30, 2013 compared to $4,251 million at December 31, 2012.   The following table summarizes our short-term debt activity at June 30, 2013:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$2,175	5.16%	$2,351	$2,063	5.38%
Commercial paper	550	0.37%	550	276	0.37%
Total	$2,725	4.19%	$2,901	$2,339	4.79%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2013	2012
Short-term debt:
Short-term debt (1)	$2,725	$1,598
Current portion of long-term debt	879	719
Total short-term debt	3,604	2,317
Long-term debt (2)
Revolving credit facilities	641	—
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	300	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)	—	100
5.875% Senior Notes due 2013	—	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016 (3)(4)	33	42
Other	325	323
Subtotal	4,131	3,897
Less: Current portion of long-term debt	(879)	(719)
Total long-term debt excluding investment fund debt	3,252	3,178
Consolidated non-recourse investment fund debt (5)	261	354
Total debt	$7,117	$5,849

(1)             Includes $618 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 14.02% as of June 30, 2013 and $378 million at a weighted-average interest rate of 18.78% as of December 31, 2012.

(2)             Includes secured debt of $157 million and $130 million at June 30, 2013 and December 31, 2012, respectively.

(3)             Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)             TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum as of June 30, 2013 and December 31, 2012.

(5)             As of June 30, 2013, consolidated investment fund debt totalled $332 million of which $71 million was classified as current portion of long-term debt.  Consolidated investment fund debt matures at various dates through 2017 with no recourse to Bunge.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2013 were as follows:

	Short-term	Long-term
	Debt	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Positive
Moody’s	P-1	Baa2	Negative
Fitch	Not Rated	BBB	Stable

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of June 30, 2013.

Equity

Total equity was $10,707 million at June 30, 2013, as set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2013	2012
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,923	4,909
Retained earnings	7,007	6,792
Accumulated other comprehensive income	(2,139)	(1,410)
Treasury shares, at cost - 1,933,286	(120)	(120)
Total Bunge shareholders’ equity	10,362	10,862
Noncontrolling interest	345	393
Total equity	$10,707	$11,255

Total Bunge shareholders’ equity decreased to $10,362 million at June 30, 2013 from $10,862 million at December 31, 2012.  The decrease in shareholders’ equity was due primarily to cumulative translation losses in other comprehensive income which were partially offset by net income attributable to Bunge for the six months ended June 30, 2013 of $316 million.

Noncontrolling interest decreased to $345 million at June 30, 2013 from $393 million at December 31, 2012 due primarily to losses in the investment funds which are consolidated in our financial statements.

As of June 30, 2013, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1059 Bunge Limited common shares, based on the conversion price of $90.4265 per share, subject to certain additional anti-dilution adjustments (which represents 7,630,710 Bunge Limited common shares at June 30, 2013).  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible perpetual preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2013, our cash and cash equivalents increased by $157 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to a decrease of $368 million in cash and cash equivalents for the six months ended June 30, 2012.

Cash used for operating activities was $513 million in the six months ended June 30, 2013 compared to cash used of $2,699 million for the six months ended June 30, 2012.  The cash flow used from operating activities in the six months ended June 30, 2013 was principally due to higher working capital requirements partially offset by net income adjusted for non-cash items.   The second quarter of our calendar year generally shows a seasonal increase in working capital requirements with the crop harvests in Brazil. The increase in net operating assets and liabilities for the first six months of 2013 represented a smaller increase than last year as commodity prices generally fell during the current year period.  The net cash outflows for operating activities for the six months ended June 30, 2012 were principally due to an increase in commodity prices during that period.

Cash used for investing activities was $528 million in the six months ended June 30, 2013 compared to cash used of $283 million in the six months ended June 30, 2012.  During the first six months of 2013, we acquired two biodiesel facilities in Europe from our joint venture which are adjacent to our plants for $11 million (net of cash acquired).  Payments made for capital expenditures of $470 million in the six months ended June 30, 2013 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India, port concession rights in the Ukraine, construction of a port terminal in Brazil and the continued implementation of an ERP system in Brazil.  During the six months ended June 30, 2012, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling business for $102 million net of cash acquired, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million. We also entered into joint ventures and acquired other investments totalling $89 million. Cash used during the six months ended June 30, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.  Payments made for capital expenditures of $473 million in the six months ended June 30, 2012 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the U.S. and construction of a refining facility in India.

Our financing activities generated cash of $1,266 million in the six months ended June 30, 2013, compared to $2,664 million in the six months ended June 30, 2012.  In the six months ended June 30, 2013, we had a net increase of $1,353 million in borrowings to meet working capital requirements. In the six months ended June 30, 2012, we had a net increase of $2,743 million in borrowings due to higher working capital requirements, largely related to higher commodity prices.  Dividends paid in the six months ended June 30, 2013 and 2012 were $96 million and $89 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program entered into in June 2011 provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 28, 2014 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

Off-Balance Sheet Arrangements

Guarantees — We have issued or were a party to the following guarantees at June 30, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$39
Unconsolidated affiliates financing (2)	50
Residual value guarantee (3)	69
Total	$158

(1)             We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At June 30, 2013, we had approximately $16  million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Our recorded obligation related to these outstanding guarantees was $17 million at June 30, 2013.

(2)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2013, we had no outstanding obligation related to these guarantees.

(3)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire in 2016. At June 30, 2013, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At June 30, 2013, debt with a carrying amount of $4,723 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.27 per share on June 3, 2013 and March 4, 2013 to common shareholders of record on May 20, 2013 and February 15, 2013, respectively.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2013 and March 1, 2013 to shareholders of record on May 15, 2013 and February 15, 2013, respectively.  On May 23, 2013, we announced that our Board of Directors had approved an increase in the company’s regular quarterly cash dividend, from $0.27 to $0.30 per common share.  The new dividend will be payable on September 3, 2013 to common shareholders of record on August 20, 2013.  We also announced on May 23, 2013 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2013 to shareholders of record on August 15, 2013.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2013.

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

	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$154	$(15)	$2,500	$(250)
Highest short position	(1,849)	(185)	(129)	(13)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs.  The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors.  We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities.  Our time charter agreements generally have terms ranging from two months to approximately seven years.  We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs.  The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the

Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2013 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) is foreign exchange income of $166 million for the six months ended June 30, 2013 and foreign exchange losses of $295 million for the year ended December 31, 2012 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at June 30, 2013, was $7,347 million with a carrying value of $7,117 million.  There was no significant change in our interest rate risk at June 30, 2013.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $81 million as of June 30, 2013), plus accrued interest on the outstanding amount due (including previously accrued interest) of approximately 670 million pesos (approximately $124 million as of June 30, 2013). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to our Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2013, would total approximately $140 million. Additionally, in April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, we are challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

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

BUNGE LIMITED

Date: August 5, 2013	By:	/s/ Andrew J. Burke
Andrew J. Burke
Chief Financial Officer and Global Operational Excellence Officer

/s/ Karen D. Roebuck
Karen D. Roebuck
Controller and Principal Accounting Officer

S-1

EXHIBIT INDEX

10.1

Third Amendment to Receivables Transfer Agreement, dated April 23, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.2

Fourth Amendment to Receivables Transfer Agreement, dated May 28, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1