Form 10-Q
period 2013-09-30
Bunge LTD
filed 2013-11-08
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 147,607,510

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$14,701	$16,543	$44,972	$43,951
Cost of goods sold	(14,013)	(15,700)	(43,022)	(41,928)

Gross profit	688	843	1,950	2,023
Selling, general and administrative expenses	(382)	(396)	(1,116)	(1,163)
Interest income	27	5	47	43
Interest expense	(103)	(77)	(264)	(214)
Foreign exchange gain (loss)	49	15	7	86
Other income (expense) — net	16	(9)	61	(10)
Gain on sale of investment in affiliate	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36

Income from continuing operations before income tax	295	381	685	886
Income tax expense	(591)	(82)	(702)	(197)

Income (loss) from continuing operations	(296)	299	(17)	689
Income (loss) from discontinued operations, net of tax (including pre-tax gain on disposal of $148 million in 2013) (Note 4)	103	2	94	(33)

Net income (loss)	(193)	301	77	656
Net (income) loss attributable to noncontrolling interests	45	(4)	91	7

Net income (loss) attributable to Bunge	(148)	297	168	663
Convertible preference share dividends and other obligations	(17)	(8)	(53)	(25)

Net income (loss) available to Bunge common shareholders	$(165)	$289	$115	$638

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$(1.82)	$1.96	$0.14	$4.59
Net income (loss) from discontinued operations	0.69	0.01	0.64	(0.22)
Net income (loss) attributable to Bunge common shareholders	$(1.13)	$1.97	$0.78	$4.37

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$(1.82)	$1.91	$0.14	$4.50
Net income (loss) from discontinued operations	0.69	0.01	0.64	$(0.21)
Net income (loss) attributable to Bunge common shareholders	$(1.13)	$1.92	$0.78	$4.29

Dividends per common share	$0.30	$0.27	$0.87	$0.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(193)	$301	$77	$656
Other comprehensive income (loss):
Foreign exchange translation adjustment	(77)	67	(835)	(731)
Unrealized gains (losses) on foreign exchange contracts designated as cash flow or net investment hedges, net of tax (expense) benefit of nil and $6 in 2013, $(10) and $(2) in 2012	(28)	19	(2)	3
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and $(2) in 2013, $1 and $(5) in 2012	—	(2)	4	9
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $(6) and $(5) in 2013, $(11) and $(11) in 2012	(37)	1	(40)	22
Pension adjustment, net of tax (expense) benefit of nil and $(1) in 2013, nil in 2012	(1)	—	1	1
Total other comprehensive income (loss)	(143)	85	(872)	(696)
Total comprehensive income (loss)	(336)	386	(795)	(40)
Less: comprehensive (income) loss attributable to noncontrolling interests	37	(32)	83	5
Total comprehensive income (loss) attributable to Bunge	$(299)	$354	$(712)	$(35)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,482	$569
Time deposits under trade structured finance program (Note 5)	4,596	3,048
Trade accounts receivable (less allowances of $114 and $125) (Note 13)	2,337	2,471
Inventories (Note 6)	5,886	6,590
Deferred income taxes	118	108
Current assets held for sale (Note 4)	—	660
Other current assets (Note 7)	5,024	3,818
Total current assets	19,443	17,264

Property, plant and equipment, net	5,859	5,888
Goodwill	331	351
Other intangible assets, net	296	295
Investments in affiliates	276	273
Deferred income taxes	689	1,213
Non-current assets held for sale (Note 4)	38	250
Other non-current assets (Note 8)	1,568	1,746
Total assets	$28,500	$27,280

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,040	$1,598
Current portion of long-term debt (Note 12)	876	719
Letter of credit obligations under trade structured finance program (Note 5)	4,596	3,048
Trade accounts payable	3,415	3,319
Deferred income taxes	169	86
Current liabilities held for sale (Note 4)	—	297
Other current liabilities (Note 10)	3,020	2,494
Total current liabilities	14,116	11,561

Long-term debt (Note 12)	3,169	3,532
Deferred income taxes	71	84
Non-current liabilities held for sale (Note 4)	—	13
Other non-current liabilities	813	797

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	33	38

Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2013 and 2012 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2013 — 147,493,014 shares, 2012 — 146,348,499 shares	1	1
Additional paid-in capital	4,945	4,909
Retained earnings	6,807	6,792
Accumulated other comprehensive income (loss) (Note 16)	(2,290)	(1,410)
Treasury shares, at cost - 1,933,286 shares	(120)	(120)
Total Bunge shareholders’ equity	10,033	10,862
Noncontrolling interests	265	393
Total equity	10,298	11,255
Total liabilities and equity	$28,500	$27,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$77	$656
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of Brazilian fertilizer distribution business	(148)	—
Gain on sale of investment in affiliate	—	(85)
Gain on acquisition of controlling interest	—	(36)
Foreign exchange loss (gain) on debt	43	(75)
Bad debt expense	19	40
Depreciation, depletion and amortization	423	414
Stock-based compensation expense	34	44
Deferred income taxes	533	(54)
Other, net	22	46
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	35	(1,233)
Inventories	182	(2,665)
Prepayments and advances to suppliers	(442)	(395)
Trade accounts payable and accrued liabilities	286	947
Net unrealized gain/loss on derivative contracts	(119)	(79)
Margin deposits	(100)	(53)
Other, net	53	(344)
Cash provided by (used for) operating activities	898	(2,872)
INVESTING ACTIVITIES
Payments made for capital expenditures	(720)	(667)
Acquisitions of businesses (net of cash acquired)	(11)	(287)
Proceeds from investments	72	53
Payments for investments	(43)	(40)
Proceeds from the sale of Brazilian fertilizer distribution business	750	—
Proceeds from sale of investment in affiliate	—	483
Payments for investments in affiliates	(26)	(111)
Other, net	120	43
Cash provided by (used for) investing activities	142	(526)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	106	1,751
Proceeds from short-term debt with maturities greater than 90 days	755	1,421
Repayments of short-term debt with maturities greater than 90 days	(630)	(491)
Proceeds from long-term debt	4,784	4,505
Repayments of long-term debt	(4,933)	(3,761)
Proceeds from sale of common shares	26	13
Dividends paid	(149)	(138)
Return of capital to noncontrolling interests	(50)	—
Other, net	(4)	(2)
Cash provided by (used for) financing activities	(95)	3,298
Effect of exchange rate changes on cash and cash equivalents	(32)	(45)
Net increase (decrease) in cash and cash equivalents	913	(145)
Cash and cash equivalents, beginning of period	569	835
Cash and cash equivalents, end of period	$1,482	$690

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2012	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	(2)	—	—	—	—	—	663	—	—	(7)	656
Other comprehensive income (loss)	—	—	—	—	—	—	—	(696)	—	2	(694)
Dividends on common shares	—	—	—	—	—	—	(115)	—	—	—	(115)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Capital contributions from noncontrolling interests	1	—	—	—	—	—	—	—	—	11	11
Noncontrolling interest at acquisition	48	—	—	—	—	—	—	—	—	40	40
Stock-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Issuance of common shares	—	—	—	498,573	—	23	—	—	—	—	23
Balance, September 30, 2012	$47	6,900,000	$690	146,108,602	$1	$4,896	$7,440	$(1,306)	$(120)	$408	$12,009

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(33)	—	—	—	—	—	168	—	—	(91)	77
Accretion of noncontrolling interests	28	—	—	—	—	(28)	—	—	—	—	(28)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(880)	—	8	(872)
Dividends on common shares	—	—	—	—	—	—	(128)	—	—	—	(128)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Return of capital to noncontrolling interests	—	—	—	—	—	(8)	—	—	—	(42)	(50)
Reversal of uncertain tax positions	—	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	34	—	—	—	—	34
Issuance of common shares	—	—	—	1,144,515	—	26	—	—	—	—	26
Balance, September 30, 2013	$33	6,900,000	$690	147,493,014	$1	$4,945	$6,807	$(2,290)	$(120)	$265	$10,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2012 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, forming part of Bunge’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013.

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

New Accounting Pronouncements — In March 2013, FASB amended existing guidance of ASC Topic 830, Foreign Currency Matters  (Topic 830). This amended guidance is related to the transfer of currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation  or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business.  Bunge will be required to apply the amended guidance prospectively.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In July 2013, the FASB issued guidance in ASC Topic 740, Income Taxes (Topic 740).  Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date. The adoption of this standard is not expected to have a material impact on Bunge’s condensed consolidated financial statements.

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

4.                                      BUSINESS DIVESTITURES

On December 6, 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara), under which Yara would acquire Bunge’s Brazilian fertilizer distribution business, including blending facilities, brands and warehouses, for $750 million in cash.  As a result of the transaction, which closed on August 8, 2013, Bunge will no longer have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business.  Bunge received cash proceeds of the Brazilian real equivalent of $750 million upon closing the transaction, resulting in recognition of a gain of $148 million ($112 million net of tax) which is included in discontinued operations in our condensed consolidated statements of income for the three and nine months ended September 30, 2013. Included in the gain are approximately $7 million of transaction costs incurred in connection with the divestiture and $41 million release of the cumulative translation adjustment associated with the disposed business.

The results of the Brazilian fertilizer distribution business and the tax impact are reported in discontinued operations for the three and nine months ended September 30, 2013 and 2012 and are summarized as follows:

	Three Months Ended September 30,
(US$ in millions)	2013	2012
Net sales	$149	$750
Cost of goods sold	(139)	(734)
Gross profit	10	16
Selling, general and administrative expenses	(14)	(19)
Interest income	8	8
Interest expense	—	(9)
Foreign exchange gain (loss)	(13)	5
Other income (expenses)—net	1	—
Gain on sale of Brazilian fertilizer business	148	—
Income (loss) from discontinued operations before income tax	140	1
Income tax (expense) benefit	(37)	1
Income (loss) from discontinued operations, net of tax	$103	$2

	Nine Months Ended September 30,
(US$ in millions)	2013	2012
Net sales	$1,217	$1,878
Cost of goods sold	(1,141)	(1,861)
Gross profit	76	17
Selling, general and administrative expenses	(58)	(68)
Interest income	14	17
Interest expense	(9)	(16)
Foreign exchange gain (loss)	(14)	18
Other income (expenses)—net	(12)	(36)
Gain on sale of Brazilian fertilizer business	148	—
Income (loss) from discontinued operations before income tax	145	(68)
Income tax (expense) benefit	(51)	35
Income (loss) from discontinued operations, net of tax	$94	$(33)

Approximately $7 million of transaction costs are included as a component of cash used for operating activities in Bunge’s condensed consolidated statements of cash flows for the nine months ended September 30, 2013.  Gross proceeds of $750 million and cash disposed of $4 million related to the sale of the Brazilian fertilizer distribution business are included as a component of cash provided by investing activities in Bunge’s condensed consolidated statements of cash flows for the nine months ended September 30, 2013.

The assets and liabilities classified as held for sale related to the fertilizer divestiture in the condensed consolidated balance sheet at December 31, 2012 consisted of the following:

December 31,
(US$ in millions)	2012
Assets:
Cash and cash equivalents	$2
Trade accounts receivable (less allowance of $2)	189
Inventories	402
Other current assets	67
Current assets held for sale	$660
Property, plant and equipment, net	$218
Deferred income taxes	40
Other non-current assets	(8)
Non-current assets held for sale	$250

Liabilities:
Trade accounts payable	$157
Other current liabilities	140
Current liabilities held for sale	$297
Other non-current liabilities	13
Non-current liabilities held for sale	$13

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

At September 30, 2013 and December 31, 2012, time deposits (with weighted-average interest rates of 8.45% and 8.95%, respectively) and LCs (including foreign exchange contracts) totaled $4,596 million and $3,048 million, respectively. In addition, at September 30, 2013 and December 31, 2012, the fair values of the time deposits (Level 2 measurements) totaled approximately $4,596 million and $3,048 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $4,885 million and $3,024 million, respectively. The fair values approximate the carrying amounts of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) are a gain of $289 million and a loss of $24 million at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, total proceeds from issuances of LCs were $7,702 million and $3,230 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs.

6.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	September 30,	December 31,
(US$ in millions)	2013	2012
Agribusiness (1)	$4,550	$5,240
Sugar and Bioenergy (2)	511	488
Edible Oil Products (3)	508	617
Milling Products (4)	224	184
Fertilizer (4) (5)	92	61
Total	$5,886	$6,590

(1)             Includes readily marketable agricultural commodity inventories at fair value of $4,305 million and $4,892 million at September 30, 2013 and December 31, 2012, respectively.  Of these amounts $3,330 million and $3,442 million can be attributable to merchandising activities at September 30, 2013 and December 31, 2012, respectively.  All other agribusiness segment inventories are carried at lower of cost or market.

(2)             Includes readily marketable sugar inventories of $170 million and $199 million at September 30, 2013 and December 31, 2012, respectively.  Of these, $114 million and $144 million, respectively, are carried at fair value, in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean oil which are carried at fair value in the aggregate amount of $74 million and $176 million at September 30, 2013 and December 31, 2012, respectively.

(4)             Milling products and fertilizer inventories are carried at lower of cost or market.

(5)             Fertilizer inventories exclude amounts classified as held for sale (see Note 4).

7.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2013	2012
Prepaid commodity purchase contracts (1)	$549	$299
Secured advances to suppliers, net (2)	493	390
Unrealized gains on derivative contracts at fair value	1,733	1,230
Recoverable taxes, net	483	465
Margin deposits (3)	462	363
Marketable securities	148	105
Deferred purchase price receivable (4)	104	134
Prepaid expenses	289	314
Other	763	518
Total	$5,024	$3,818

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $19 million and $12 million at September 30, 2013 and December 31, 2012, respectively.

Interest earned on secured advances to suppliers of $7 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $22 million and $18 million for the nine months ended September 30, 2013 and 2012, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13) and is recognized at its estimated fair value.

8.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2013	2012
Recoverable taxes, net	$279	$309
Long-term receivables from farmers in Brazil, net	134	164
Judicial deposits	166	169
Other long-term receivables	43	60
Income taxes receivable	315	431
Long-term investments	389	414
Affiliate loans receivable, net	41	59
Other	201	140
Total	$1,568	$1,746

Recoverable taxes, net — Recoverable taxes are reported net of valuation allowances of $53 million and $47 million at September 30, 2013 and December 31, 2012, respectively.

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

	September 30,	December 31,
(US$ in millions)	2013	2012
Legal collection process (1)	$247	$269
Renegotiated amounts (2)	97	119
Total	$344	$388

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2013 and the year ended December 31, 2012 was $373 million and $444 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2013		December 31, 2012
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$160	$151	$178	$165
Renegotiated amounts	61	59	67	59
For which no allowance has been provided:
Legal collection process	87	—	91	—
Renegotiated amounts	36	—	52	—
Total	$344	$210	$388	$224

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2013	2012	2013	2012
Beginning balance	$209	$198	$224	$199
Bad debt provisions	3	8	16	34
Recoveries	(3)	(7)	(14)	(16)
Write-offs	(1)	(8)	(2)	(9)
Transfers (1)	3	—	5	—
Foreign exchange translation	(1)	—	(19)	(17)
Ending balance	$210	$191	$210	$191

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

Income taxes receivable — Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Long-term investments — Long-term investments represent investments held by managed investment funds and other investments including available for sale securities included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair values of these investments (Level 3 measurements) totals $325 million and $349 million at September 30, 2013 and December 31, 2012, respectively.

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

For the nine months ended September 30, 2013 and 2012, income tax expense related to continuing operations was $702 million and $197 million, respectively. The increase in tax expense over the prior year results primarily from discrete tax items as discussed in the following paragraph.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the nine months ended September 30, 2013, Bunge increased its liability for uncertain tax positions by $19 million and recorded an income tax expense primarily as a result of recently published litigation precedents in Brazil. Of this amount, $22 million is included in income from continuing operations and $17 million is included in discontinued operations, net of tax.

During the nine months ended September 30, 2013, Bunge recorded income tax expense of $496 million related to other discrete tax items including $464 million related to the recording of a full valuation allowance on deferred tax assets in its industrial sugar business in Brazil. Management’s establishment of a valuation allowance resulted from a combination of matters, including increasing cumulative book and tax net losses in the business (including financing costs), the absence of available independent evidence that such losses will not continue given Brazil’s existing energy policy, and the market environment and outlook for the industry and management’s intent to explore strategic options related to the future of this business.

In 2013, the Brazilian tax authorities commenced an examination of the income tax return of one of Bunge’s Brazilian subsidiaries for the year 2009 and proposed adjustments totalling approximately $121 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail and therefore has not recorded any additional uncertain tax liability.

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

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2013	2012
Accrued liabilities	$1,175	$1,069
Unrealized losses on derivative contracts at fair value	1,528	1,185
Advances on sales	305	223
Other	12	17
Total	$3,020	$2,494

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

	Fair Value Measurements at Reporting Date
	September 30, 2013				December 31, 2012
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,639	$854	$4,493	$—	$4,776	$436	$5,212
Unrealized gain on designated derivative contracts (1)
Foreign exchange	—	—	—	—	—	1	—	1
Unrealized gain on undesignated derivative contracts (1)
Foreign exchange	—	557	—	557	—	194	—	194
Commodities	280	708	111	1,099	61	697	264	1,022
Freight	58	—	—	58	—	—	1	1
Energy	13	—	6	19	9	2	1	12
Deferred purchase price receivable (Note 13)	—	104	—	104	—	134	—	134
Other (2)	271	56	—	327	234	32	—	266
Total assets	$622	$5,064	$971	$6,657	$304	$5,836	$702	$6,842
Liabilities:
Unrealized loss on designated derivative contracts (3)
Foreign exchange	$—	$30	$—	$30	$—	$—	$—	$—
Unrealized loss on undesignated derivative contracts (3)
Foreign exchange	1	387	—	388	1	119	—	120
Commodities	307	555	116	978	153	667	180	1,000
Freight	73	—	10	83	3	—	—	3
Energy	33	—	16	49	42	—	20	62
Total liabilities	$414	$972	$142	$1,528	$199	$786	$200	$1,185

(1)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.  There are no such amounts included in other non-current assets at September 30, 2013 and December 31, 2012.

(2)             Other assets include primarily the fair values of U.S. Treasury securities held as margin deposits and other marketable securities.

(3)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities.  There are no such amounts included in other non-current liabilities at September 30, 2013 and December 31, 2012.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at September 30, 2013.

Level 3 Readily marketable inventories — Readily marketable inventories are considered Level 3 when at least one significant assumption or input is unobservable.  These assumptions or unobservable inputs include certain management estimations regarding costs of transportation and other local market or location-related adjustments.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2013 and 2012.  Level 3 instruments presented below include readily marketable inventories and derivatives.  These instruments were valued using pricing models that management believes reflect assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2013
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2013	$89	$1,220	$1,309
Total gains and (losses) (realized/unrealized) included in cost of goods sold	(50)	(103)	(153)
Purchases	—	385	385
Sales	—	(905)	(905)
Issuances	(2)	—	(2)
Settlements	(40)	—	(40)
Transfers into Level 3	2	265	267
Transfers out of Level 3	(24)	(8)	(32)
Balance, September 30, 2013	$(25)	$854	$829

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, July 1, 2012	$187	$1,820	$2,007
Total gains and (losses) (realized/unrealized) included in cost of goods sold	93	(176)	(83)
Purchases	—	361	361
Sales	2	(904)	(902)
Issuances	(1)	—	(1)
Settlements	(93)	—	(93)
Transfers into Level 3	4	197	201
Transfers out of Level 3	85	(171)	(86)
Balance, September 30, 2012	$277	$1,127	$1,404

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012.  Level 3 instruments presented in the tables include readily marketable inventories and derivatives.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2013
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2013	$66	$436	$502
Total gains and (losses) (realized/unrealized) included in cost of goods sold	49	(185)	(136)
Purchases	—	1,598	1,598
Sales	1	(1,410)	(1,409)
Issuances	(4)	—	(4)
Settlements	(222)	—	(222)
Transfers into Level 3	102	575	677
Transfers out of Level 3	(17)	(160)	(177)
Balance, September 30, 2013	$(25)	$854	$829

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2012
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Balance, January 1, 2012	$(2)	$283	$281
Total gains and (losses) (realized/unrealized) included in cost of goods sold	339	54	393
Purchases	3	1,638	1,641
Sales	3	(1,780)	(1,777)
Issuances	(4)	—	(4)
Settlements	(177)	—	(177)
Transfers into Level 3	46	1,177	1,223
Transfers out of Level 3	69	(245)	(176)
Balance, September 30, 2012	$277	$1,127	$1,404

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended September 30, 2013 and 2012 for Level 3 assets and liabilities that were held at September 30, 2013 and 2012.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2013
Cost of goods sold	$(55)	$145	$90
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2012
Cost of goods sold	$159	$(628)	$(469)

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the nine months ended September 30, 2013 and 2012 for Level 3 assets and liabilities that were held at September 30, 2013 and 2012.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended
		Readily
	Derivatives,	Marketable
(US$ in millions)	Net (1)	Inventories	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2013
Cost of goods sold	$56	$548	$604
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2012
Cost of goods sold	$280	$734	$1,014

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

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2013
	Exchange Traded	Non-exchange Traded
	Net (Short)			Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(4)	$(11)	$7	Delta
Forwards	(16)	(16,730)	25,390	Notional
Swaps	—	(37)	32	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2013
	Exchange Traded	Non-exchange Traded
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(11,030,989)	—	—	Metric Tons
Options	(418,578)	(3,000)	—	Metric Tons
Forwards	—	(34,005,787)	26,654,031	Metric Tons
Swaps	65,000	(923,706)	—	Metric Tons

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

The table below summarizes the open ocean freight positions.

	September 30, 2013
	Exchange Cleared	Non-exchange Cleared
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(1,010)	—	—	Hire Days
FFA Options	(1,418)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	September 30, 2013
	Exchange Traded	Non-exchange Traded
	Net (Short) &			Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	1,957,287	—	—	MMBtus
Swaps	—	—	984,455	MMBtus
Options	(7,002,691)	—	—	MMBtus
Energy—Other
Futures	2,149,391	—	—	Metric Tons
Forwards	—	(60,287)	40,436,785	Metric Tons
Swaps	77,000	—	—	Metric Tons
Options	95,415	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2013 and 2012. There was no effect on the condensed consolidated statements of income from derivatives designated as fair value hedges.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30
(US$ in millions)	Location	2013	2012
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$(131)	$(88)
Foreign Exchange	Cost of goods sold	156	23
Commodities	Cost of goods sold	299	(689)
Freight	Cost of goods sold	(31)	7
Energy	Cost of goods sold	2	(8)
Total		$295	$(755)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
					Amount of Gain (Loss)
					Recognized in Income on
		Gain or	Gain or (Loss)		Derivative (Ineffective
		(Loss)	Reclassified from		Portion and Amount
		Recognized in	Accumulated OCI into		Excluded from
	Notional	Accumulated	Income (1)		Effectiveness Testing)
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$323	$(11)	Cost of goods sold	$(10)	Cost of goods sold	$—
Total	$323	$(11)		$(10)		$—

Net Investment Hedge:
Foreign Exchange (3)	$885	$8	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$885	$8		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2013, Bunge expects to reclassify into income in the next 12 months $1 million after-tax gain related to its foreign exchange cash flow hedges. At September 30, 2013, Bunge expects to reclassify into income in the next 12 months $29 million after-tax loss related to its foreign exchange net investment hedges.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2012, Bunge expected to reclassify into income in the next 12 months approximately $3 million after-tax losses related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2012 and 2013.

12.                               DEBT

On May 30, 2013, Bunge entered into an unsecured $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the Lenders will initially make available up to $368 million of loans, which will increase to $665 million in December 2013 concurrent with the scheduled repayment in full of Bunge’s obligations under an existing term loan facility under which $300 million of principal amount remains outstanding.  Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt.

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

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service.  In January 2013, Bunge agreed with the Liquidity Facility banks for the amount of aggregate commitments under the Liquidity Facility to be increased from $526 million to $600 million, and simultaneously increased the size of its commercial paper program to $600 million. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under Bunge’s commercial paper program.  At September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the commercial paper program and the Liquidity Facility.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2013			December 31, 2012
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,045	$4,067	$237	$4,251	$4,322	$259

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

At September 30, 2013 and December 31, 2012, $759 million and $772 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the program totaled $9,126 million and $9,727 million for the nine months ended September 30, 2013 and 2012, respectively.  In addition, cash collections from customers on receivables previously sold were $9,240 million and $9,886 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the program for the nine months ended September 30, 2013 and 2012 were $9,285 million and $9,921 million, respectively.  These sales resulted in discounts of $2 million and $6 million for the three and nine month periods, respectively, ended September 30, 2013 and 2012, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, which at September 30, 2013 and December 31, 2012, had a fair value of $104 million and $134 million respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 7).  The deferred purchase price will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the program during the nine months ended September 30, 2013 and 2012 were insignificant.  Bunge has reflected all cash flows under the securitization program as operating cash flows in the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

14.                               RELATED PARTY TRANSACTIONS INCLUDING CHANGES IN EQUITY METHOD INVESTMENTS

Bunge purchased commodities and commodity products and fertilizer products from certain of its investees, totaling $128 million and $190 million for the three months ended September 30, 2013 and 2012, respectively, and $413 million and $540 million for the nine months ended September 30, 2013 and 2012, respectively.  Bunge also sold commodities and commodity products to certain of its investees, totaling $108 million and $150 million for the three months ended September 30, 2013 and 2012, respectively, and $463 million and $414 million for the nine months ended September 30, 2013 and 2012, respectively.

On September 5, 2013, Bunge entered into a definitive agreement with its joint venture partner, OCP Group (OCP) whereby OCP will acquire Bunge’s 50% ownership interest in its fertilizer joint venture in Morocco.  This venture is accounted for by the equity method.  The transaction is expected to close in the fourth quarter of 2013, subject to customary closing conditions, including regulatory approval in Morocco.  The equity in earnings of the joint venture are reported in continuing operations for the three and nine months ended September 30, 2013.

15.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. The range of possible losses for such matters cannot be reasonably estimated and could differ materially from amounts already accrued by the Company. After taking into account the recorded liabilities for these matters, management believes that the ultimate resolution of such matters will not have a material effect on Bunge’s financial condition, results of operations or liquidity. Included in other non-current liabilities at September 30, 2013 and December 31, 2012 are the following amounts related to these matters:

	September 30,	December 31,
(US$ in millions)	2013	2012
Tax claims	$63	$70
Labor claims	79	75
Civil and other claims	101	109
Total	$243	$254

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $75 million as of September 30, 2013), plus previously accrued interest on the outstanding amount due of approximately 711 million pesos (approximately $123 million as of September 30, 2013). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge’s Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2013, would total approximately $140 million. Additionally, in April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

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

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$12
Unconsolidated affiliates financing (2)	47
Residual value guarantee (3)	69
Total	$128

(1)             Bunge has issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of Bunge’s customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and Bunge would be required to perform under the guarantees, Bunge has obtained collateral from the customers.  At September 30, 2013, Bunge had approximately $10 million of tangible property that had been pledged to Bunge as collateral against certain of these financing arrangements.  Bunge evaluates the likelihood of customer repayments of the amounts due under these guarantees based upon a historical loss analysis and records the value of such guarantees as an obligation in its condensed consolidated financial statements.  Bunge’s recorded obligation related to these outstanding guarantees was $2 million at September 30, 2013.

(2)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.  At September 30, 2013, Bunge had no outstanding recorded obligation related to these guarantees.

(3)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire in 2016. At September 30, 2013, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries.  At September 30, 2013, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,207 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. There were no share repurchases under the program during the nine months ended September 30, 2013.  Total repurchases under the program from its inception on June 8, 2010 through September 30, 2013 were 8,647,859 shares for $474 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, July 1, 2013	$(2,023)	$29	$(155)	$10	$(2,139)
Other comprehensive income (loss) before reclassification	(85)	(28)	(1)	—	(114)
Amount reclassified from accumulated other comprehensive income	(4)	(27)	—	(6)	(37)
Net-current period other comprehensive income	(89)	(55)	(1)	(6)	(151)
Balance, September 30, 2013	$(2,112)	$(26)	$(156)	$4	$(2,290)

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gain (Loss)	Postretirement	Gain (Loss)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2013	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassification	(843)	(2)	1	4	(840)
Amount reclassified from accumulated other comprehensive income(1)	(4)	(27)	—	(9)	(40)
Net-current period other comprehensive income	(847)	(29)	1	(5)	(880)
Balance, September 30, 2013	$(2,112)	$(26)	$(156)	$4	$(2,290)

(1)    Certain items were reclassified to gain on sale of the Brazilian fertilizer distribution business in the condensed consolidated statements of income as a result of the substantial liquidation arising from the sale of that business during the three months ended September 30, 2013.  Such items included $4 million of cumulative translation adjustments related to that business as well as $37 million of gains related to net investment hedges related to that business.

17.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2013	2012	2013	2012
Income (loss) from continuing operations	$(296)	$299	$(17)	$689
Net (income) loss attributable to noncontrolling interests	45	(4)	91	7
Income (loss) from continuing operations attributable to Bunge	(251)	295	74	696
Other redeemable obligations (1)	(9)	—	(28)	—
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	103	2	94	(33)
Net income (loss) available to Bunge common shareholders	$(165)	$289	$115	$638
Weighted-average number of common shares outstanding:
Basic	147,349,175	146,074,712	147,044,232	145,921,603
Effect of dilutive shares:
–stock options and awards	—	986,835	981,920	1,029,573
–convertible preference shares	—	7,583,790	—	7,583,790
Diluted (2)	147,349,175	154,645,337	148,026,152	154,534,966

Basic earnings per common share:
Net income (loss) from continuing operations	$(1.82)	$1.96	$0.14	$4.59
Net income (loss) from discontinued operations	0.69	0.01	0.64	(0.22)
Net income (loss) attributable to Bunge common shareholders—basic	$(1.13)	$1.97	$0.78	$4.37

Diluted earnings per common share:
Net income (loss) from continuing operations	$(1.82)	$1.91	$0.14	$4.50
Net income (loss) from discontinued operations	0.69	0.01	0.64	(0.21)
Net income (loss) attributable to Bunge common shareholders—diluted	$(1.13)	$1.92	$0.78	$4.29

(1)             Accretion of redeemable noncontrolling interests of $9 million and $28 million for the three and nine months ended September 30, 2013 relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Eastern Europe.  Accretion for the respective periods includes the effect of losses incurred by the operations for the three and nine months ended September 30, 2013.

(2)             Weighted-average common shares outstanding-diluted for the three months ended September 30, 2013 exclude the dilutive effect of approximately 3 million of outstanding stock options and contingently issuable restricted stock units and the dilutive effect of approximately 1 million incremental common shares and 7.6 million weighted average common shares that would be issuable upon conversion of Bunge’s convertible preference shares because the effects of these conversions would not have been dilutive.  Weighted-average common shares outstanding-diluted for the nine months ended September 30, 2013 exclude the dilutive effect of approximately 3 million of outstanding stock options and contingently issuable restricted stock units and the dilutive effect of approximately 7.6 million weighted average common shares that would be issuable upon conversion of Bunge’s convertible preference shares because the effects of these conversions would not have been dilutive.

Weighted-average common shares outstanding-diluted for the three and nine months ended September 30, 2012 exclude the dilutive effect of approximately 4 million of outstanding stock options and contingently issuable restricted stock units because the effect of conversion would not have been dilutive. Weighted-average common shares outstanding-diluted for the three and nine months ended nine months ended September 30, 2012 include the dilutive effect of 7.6 million weighted average common shares that would be issuable upon conversion of Bunge’s convertible preference shares.

18.                               SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations (see Note 4), the activities of the fertilizer segment include its port operations in Brazil, its operations in Argentina and Bunge’s 50% equity interest in a Morocco joint venture. On September 5, 2013 Bunge and OCP Group have reached an agreement for OCP to acquire Bunge’s 50% ownership interest in our Moroccan fertilizer joint venture.

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

(US$ in millions)

			Edible			Discontinued
Three Months Ended		Sugar and	Oil	Milling		Operations &
September 30, 2013	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$10,718	$1,133	$2,225	$487	$138	$—	$14,701
Inter-segment revenues	1,230	28	37	—	4	(1,299)	—
Gross profit	484	(2)	127	61	18	—	688
Foreign exchange gains (losses)	38	2	7	(1)	3	—	49
Noncontrolling interests (1)	2	2	(2)	—	(2)	45	45
Other income (expense) – net	10	1	1	—	4	—	16
Segment EBIT (2)	326	(37)	43	24	15	—	371
Discontinued operations (3)	—	—	—	—	—	103	103
Depreciation, depletion and amortization	(63)	(54)	(25)	(6)	(5)	—	(153)
Total assets	19,904	3,695	2,514	875	513	999	28,500

Three Months Ended
September 30, 2012
Net sales to external customers	$11,993	$1,522	$2,395	$485	$148	$—	$16,543
Inter-segment revenues	1,369	—	33	—	15	(1,417)	—
Gross profit	594	50	113	60	26	—	843
Foreign exchange gains (losses)	32	(15)	(2)	1	(1)	—	15
Noncontrolling interests (1)	(13)	—	1	—	(1)	9	(4)
Other income (expense) – net	(1)	(13)	—	(1)	6	—	(9)
Segment EBIT (2)	406	(47)	29	30	22	—	440
Discontinued operations (3)	—	—	—	—	—	2	2
Depreciation, depletion and amortization	(55)	(52)	(22)	(8)	(5)	—	(142)
Total assets	18,685	3,878	2,787	921	494	1,870	28,635

			Edible			Discontinued
Nine Months Ended		Sugar and	Oil	Milling		Operations &
September 30, 2013	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$33,058	$3,185	$6,898	$1,531	$300	$—	$44,972
Inter-segment revenues	3,886	28	96	9	42	(4,061)	—
Gross profit	1,252	89	380	185	44	—	1,950
Foreign exchange gains (losses)	(5)	2	6	(1)	5	—	7
Noncontrolling interests (1)	32	5	(3)	—	(3)	60	91
Other income (expense) – net	7	3	9	5	37	—	61
Segment EBIT (2)	686	(17)	115	89	60	—	933
Discontinued operations (3)	—	—	—	—	—	94	94
Depreciation, depletion and amortization	(181)	(133)	(74)	(21)	(14)	—	(423)
Total assets	19,904	3,695	2,514	875	513	999	28,500

Nine Months Ended
September 30, 2012
Net sales to external customers	$31,890	$3,482	$6,947	$1,333	$299	$—	$43,951
Inter-segment revenues	3,769	—	96	—	49	(3,914)	—
Gross profit	1,424	73	317	159	50	—	2,023
Foreign exchange gains (losses)	106	(15)	(5)	1	(1)	—	86
Noncontrolling interests (1)	(10)	4	2	—	(2)	13	7
Other income (expense) – net	10	(20)	2	—	(2)	—	(10)
Gain on sale of investments in affiliates	85	—	—	—	—	—	85
Gain on acquisition of controlling interest	—	—	—	36	—	—	36
Segment EBIT (2)	989	(108)	52	101	17	—	1,051
Discontinued operations (3)	—	—	—	—	—	(33)	(33)
Depreciation, depletion and amortization	(160)	(124)	(69)	(21)	(14)	—	(388)
Total assets	18,685	3,878	2,787	921	494	1,870	28,635

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

(3)             Represents net income (loss) from discontinued operations, net of tax including Bunge’s 2013 third quarter sale of its Brazilian fertilizer distribution business and recognized a pre-tax gain of $148 million on this transaction (see Note 4).

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2013	2012	2013	2012
Total segment EBIT	$371	$440	$933	$1,051
Interest income	27	5	47	43
Interest expense	(103)	(77)	(264)	(214)
Income tax expense	(591)	(82)	(702)	(197)
Income (loss) from discontinued operations, net of tax	103	2	94	(33)
Noncontrolling interests’ share of interest and tax	45	9	60	13
Net income (loss) attributable to Bunge	$(148)	$297	$168	$663

19.                               SUBSEQUENT EVENTS

On October 23, 2013, Bunge announced that it has agreed to buy the wheat milling business of Grupo Altex S.A. de C.V. in Mexico.  In addition to the mills, Bunge is acquiring Grupo Altex’s product brands and its innovation center.  The purchase is expected to close in the fourth quarter of 2013 subject to regulatory approval and customary closing conditions.

On October 23, 2013, management became aware of certain financial difficulties of a Brazilian distributor customer in its agribusiness segment and, accordingly, a pre-tax charge of approximately $17 million has been reflected in the condensed consolidated statements of income for both the three and nine months ended September 30, 2013, reflecting the balance outstanding at that date.

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

Third Quarter 2013 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of key factors affecting operating results in each of our business segments.

As a result of our entrance into an agreement with Yara International ASA under which Yara would acquire our Brazilian fertilizer distribution business on December 6, 2012 and our announcement of the sale of our interest in our U.S. fertilizer distribution to our partner in that venture, GROWMARK, these businesses have been reported within discontinued operations, net of tax, in our consolidated statements of income beginning in the fourth quarter of 2012 and have been excluded from segment results for all periods presented.

Segment Overview

Agribusiness — Our Agribusiness segment performed well in the third quarter of 2013, though EBIT of $326 million was well below the record year-ago third quarter EBIT of $406 million.  Strong margins and volumes in our Brazilian processing and merchandising operations were the primary driver of results for the quarter.  In Argentina, oilseed processing results improved with a larger soybean crop and a pick-up in farmer selling, but did not fully offset lower earnings in grain merchandising, which was negatively impacted by the poor wheat crop.  Results in Europe and Asia were similar to last year.  Oilseed processing capacity utilization in North America was low for both soybeans and canola, impacted by last year’s drought which reduced available raw material.  U.S. grain exports were also low, reflecting the impact of last summer’s extreme drought on corn production and the delay to this year’s harvests caused by late planting.  Our teams managed global supply lines and market volatility well in a challenging environment.  Results in the third quarter of 2013 included an $8 million gain related to the sale of our investment in a U.S. biofuels company.

Sugar and Bioenergy — Sugar and bioenergy segment EBIT for the third quarter of 2013 was a loss of $37 million compared to a loss of $47 million in the third quarter of 2012.  Results for the third quarter of 2013 were driven by a loss in our Brazilian sugarcane milling business.  Lower unit costs from higher crushing volume and productivity improvements were more than offset by lower sugar prices, as well as costs related to land where we did not harvest or plant this year due to wet weather.  Compared to our expectations, third quarter milling results were substantially below target, primarily due to lower sucrose content in the cane (ATR) across all of our mills resulting from wet weather and frost, lower sugarcane crushing volume due to excessive rain and the impact of mark-to-market losses in forward sugar hedges as sugar futures rallied in late September.  Our global trading & merchandising business performed well, continuing to grow in volume and market share. Results in U.S. biofuels were higher primarily due to improved margins in our ethanol joint venture.  EBIT in the third quarter of 2013 included provisions of approximately $18 million related to equipment and machinery held for sale. Results in the third quarter of 2012 included an impairment charge of $39 million related to a North American corn ethanol joint venture.

Edible oil products — Edible oil products segment EBIT of $43 million in the third quarter of 2013 was higher than the $29 million reported in the third quarter of 2012 due to improved volumes and margins benefiting from our portfolio diversification across product mix and geographies. Lower results in Brazil and in the U.S. were more than offset by good performances in Europe, Canada and Asia which were driven by continuing cost reduction programs, improved category innovation and pricing.

Milling products — Milling products EBIT for the third quarter of 2013 declined to $24 million compared to $30 million in the same period of 2012.  Results for the third quarter of 2013 included a $7 million charge related to transactional tax credits in Brazil.  Performance in our Brazilian and Mexican wheat milling operations improved compared with the same period of last year, more than offsetting lower results in corn milling which, after a strong first half of the year, experienced softer volumes as some customers delayed purchases until the arrival of new crop.  Contributing to the improved wheat milling results were a combination of lower industrial costs and higher margins. In Brazil, margins also benefitted from good raw material procurement strategies in a market of tight wheat supplies and high flour prices. Rice milling results were similar to last year.

Fertilizer — Fertilizer segment EBIT for the third quarter of 2013 declined to $15 million compared to $22 million in the same period of 2012.   Higher results in our Brazilian fertilizer port operation more than offset lower results in Argentina which was impacted by lower volumes from reduced corn and wheat planting.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except volumes)	2013	2012	2013	2012
Volumes (in thousands of metric tons):
Agribusiness	35,472	35,770	101,273	101,143
Sugar and Bioenergy	3,005	2,855	7,329	5,990
Edible oil products	1,779	1,692	5,187	4,876
Milling products	1,010	1,097	3,052	3,230
Fertilizer	293	322	622	622

Net sales:
Agribusiness	$10,718	$11,993	$33,058	$31,890
Sugar and Bioenergy	1,133	1,522	3,185	3,482
Edible oil products	2,225	2,395	6,898	6,947
Milling products	487	485	1,531	1,333
Fertilizer	138	148	300	299
Total	$14,701	$16,543	$44,972	$43,951
Cost of goods sold:
Agribusiness	$(10,234)	$(11,399)	$(31,806)	$(30,466)
Sugar and Bioenergy	(1,135)	(1,472)	(3,096)	(3,409)
Edible oil products	(2,098)	(2,282)	(6,518)	(6,630)
Milling products	(426)	(425)	(1,346)	(1,174)
Fertilizer	(120)	(122)	(256)	(249)
Total	$(14,013)	$(15,700)	$(43,022)	$(41,928)

Gross profit:
Agribusiness	$484	$594	$1,252	$1,424
Sugar and Bioenergy	(2)	50	89	73
Edible oil products	127	113	380	317
Milling products	61	60	185	159
Fertilizer	18	26	44	50
Total	$688	$843	$1,950	$2,023

Selling, general and administrative expenses:
Agribusiness	$(208)	$(206)	$(600)	$(626)
Sugar and Bioenergy	(40)	(69)	(116)	(150)
Edible oil products	(90)	(83)	(277)	(264)
Milling products	(36)	(30)	(100)	(95)
Fertilizer	(8)	(8)	(23)	(28)
Total	$(382)	$(396)	$(1,116)	$(1,163)

Foreign exchange gains (losses):
Agribusiness	$38	$32	$(5)	$106
Sugar and Bioenergy	2	(15)	2	(15)
Edible oil products	7	(2)	6	(5)
Milling products	(1)	1	(1)	1
Fertilizer	3	(1)	5	(1)
Total	$49	$15	$7	$86

Noncontrolling interests:
Agribusiness	$2	$(13)	$32	$(10)
Sugar and Bioenergy	2	—	5	4
Edible oil products	(2)	1	(3)	2
Milling products	—	—	—	—
Fertilizer	(2)	(1)	(3)	(2)
Total	$—	$(13)	$31	$(6)

Other income (expense) - net:
Agribusiness	$10	$(1)	$7	$10
Sugar and Bioenergy	1	(13)	3	(20)
Edible oil products	1	—	9	2
Milling products	—	(1)	5	—
Fertilizer	4	6	37	(2)
Total	$16	$(9)	$61	$(10)

Gain on sale of agribusiness investment in affiliate	$—	$—	$—	$85

Gain on acquisition of milling business controlling interest	$—	$—	$—	$36
Segment earnings before interest and tax:
Agribusiness	$326	$406	$686	$989
Sugar and Bioenergy	(37)	(47)	(17)	(108)
Edible oil products	43	29	115	52
Milling products	24	30	89	101
Fertilizer	15	22	60	17
Total (1)	$371	$440	$933	$1,051

Depreciation, depletion and amortization:
Agribusiness	$(63)	$(55)	$(181)	$(160)
Sugar and Bioenergy	(54)	(52)	(133)	(124)
Edible oil products	(25)	(22)	(74)	(69)
Milling products	(6)	(8)	(21)	(21)
Fertilizer	(5)	(5)	(14)	(14)
Total	$(153)	$(142)	$(423)	$(388)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2013	2012	2013	2012
Total segment EBIT	$371	$440	$933	$1,051
Interest income	27	5	47	43
Interest expense	(103)	(77)	(264)	(214)
Income tax (expense) benefit	(591)	(82)	(702)	(197)
Income (loss) from discontinued operations, net of tax	103	2	94	(33)
Noncontrolling interests’ share of interest and tax	45	9	60	13
Net income (loss) attributable to Bunge	$(148)	$297	$168	$663

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Agribusiness Segment — Agribusiness segment net sales decreased 11% to $11 billion in the third quarter of 2013 from $12 billion in the third quarter of 2012.  Volumes were essentially flat and prices declined on all major agricultural commodities compared to last year’s third quarter.  Volume declines in North America resulted from last year’s drought and were offset by volume increases in South America, particularly Brazil origination, resulting from strong South American harvests.  Merchandising volumes in Asia were higher, but were largely offset by lower merchandising volumes in Europe.   Prices of agricultural commodities were lower across the spectrum as the strong South American harvests reduced the North American drought impact on global supply and demand.

Cost of goods sold decreased 10% primarily as a result of the decline in global commodity prices mentioned above, which reduced commodity input costs.

Gross profit of $484 million in the third quarter of 2013 decreased 19% compared to the third quarter of 2012.  Oilseed processing margins were lower across the regions, with the exception of Brazil and Argentina, where this business performed well with record harvests.  Margins were particularly low in North America as a result of the reduced capacity utilization and in some cases interim plant shutdowns due to a lack of raw materials to process.

Merchandising gross profit was generally lower with the exception of Brazil origination and EMEA oilseeds merchandising.  Ports in South America contributed well to overall gross profit, as did our commodity trade flow structured finance activities.  Risk management also performed well during the period.

SG&A expenses were $208 million in the third quarter of 2013 compared to $206 million in the third quarter of 2012.  The increase from last year resulted primarily from higher bad debt charges, mainly in Brazil, and the favorable impact of the devaluation of the Brazilian real and Argentine peso on the translation of local currency costs into U.S. dollars.

Foreign exchange gains were $38 million in the third quarter of 2013 compared to gains of $32 million in the same period of 2012.  These foreign exchange gains relate primarily to the weakness in the Brazilian real during the quarter.

Other income (expenses)-net was income of $10 million in the third quarter of 2013 compared to a loss of $1 million in the same period of 2012.  The income in the third quarter of 2013 relates primarily to a gain of $8 million on the sale of our investment in a biofuels company in North America.

Noncontrolling interests represents (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements.

Segment EBIT decreased by $80 million to $326 million in the third quarter of 2013 from $406 million in the third quarter of 2012 as a result primarily of the 19% lower gross profit.

Sugar and Bioenergy Segment — Sugar and Bioenergy segment net sales decreased $389 million (26%) compared to the third quarter of 2012.  The decline in sales was driven by a significant decline in prices, particularly sugar.  Sugar production volumes in our industrial operations also contributed to the lower net sales with lower ATR (sugar content in the processed cane) during the period although crushing volumes increased.  Merchandising volumes were 6% higher than last year’s third quarter.

Cost of goods sold decreased 23% in the third quarter of 2013 compared to the same period of 2012 driven by the impact of the decline in average sugar prices on our trading and merchandising business.  Cost of goods sold in 2013 includes approximately $15 million of charges relating to land that we did not harvest or plant this year due to the wet weather conditions.

Gross profit decreased by $52 million to $(2) million in the third quarter of 2013 from $50 million in the comparable period of 2012 primarily as a result of lower sugar prices and charges during the quarter related to land that we did not harvest or plant this year due to wet weather.  Gross profit benefited from solid risk management performance in our merchandising business.

SG&A expenses were $40 million in the third quarter of 2013 compared to $69 million in the third quarter of 2012.  SG&A for the third quarter of 2012 included a $29 million charge for impairment of a loan receivable from a North American corn ethanol joint venture.

Foreign exchange gains (losses) in the third quarters of 2013 and 2012 was a gain of $2 million and loss of $15 million, respectively, and related primarily to the Brazilian real.

Other income (expenses)-net was a gain of $1 million in the third quarter of 2013 compared to a loss of $(13) million in the same quarter of 2012.  Other income (expense), net for the third quarter of 2012 included a $10 million charge for impairment of an equity investment in a North American corn ethanol joint venture.

Noncontrolling interests were $2 million in the third quarter of 2013 compared with nil in the third quarter of 2012 and represents the noncontrolling interests’ share of period loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT improved by $10 million to a loss of $37 million in the third quarter of 2013 from a loss of $47 million in the third quarter of 2012.  Segment EBIT in the third quarter of 2012 included $39 million of impairment charges in SG&A and Other income (expense) related to a North American corn ethanol joint venture.  Industrial results were weaker in the third quarter of 2013 compared to last year as a result of lower sucrose content in the harvested sugarcane, low sugar and ethanol prices, and provisions of $18 million for the impairment of certain assets held for sale.

Edible Oil Products Segment — Edible oil products segment net sales decreased by approximately 7% in the third quarter of 2013 compared to the third quarter of 2012, resulting from lower average selling prices which more than offset a 5% increase in volumes, primarily in Europe.  Argentina and Asia also reported volume increases.

Cost of goods sold in the third quarter of 2013 decreased 8% when compared to the same period of 2012 as the increase in sales volumes in 2013 was more than offset by lower raw material costs in which average soybean oil futures prices declined approximately 19%  in the third quarter of 2013 compared with the same period of 2012.

Gross profit increased to $127 million in the third quarter of 2013 compared to $113 million in the third quarter of 2012.  The increase was driven by higher margins, with improved pricing policy management primarily in Brazil, but margins also increased in Asia and the U.S.  Increased volumes also contributed to higher gross profit.

SG&A expenses increased 8%, primarily as a result of increased advertising and other selling expenditures consistent with the 2013 volume increases and improved pricing management and product mix initiatives.

Foreign exchange results in the third quarters of 2013 and 2012 were a gain of $7 million and loss of $2 million, respectively.

Segment EBIT increased to $43 million in the third quarter of 2013 compared to $29 million in the third quarter of 2012, as a result of higher gross profit which was partially offset by higher SG&A costs.

Milling Products Segment — Milling products segment net sales for the third quarter of 2013 were flat compared with the same period of 2012.  Volumes declined by 8%, primarily in Brazil wheat milling and U.S. corn milling.  In Brazil, the reduction related to our termination of a local selling alliance and an effort to maintain margin levels.  The U.S. reduction related primarily to customer delays in building inventories until new crop corn prices are available.  Volume declines, primarily in Brazil, were essentially offset by local currency price increases, although prices translated to U.S. dollar equivalents are flat relative to last year.

Cost of goods sold was flat for the third quarter of 2013 compared with the same quarter of 2012 as both volumes and commodity prices declined in US Dollar equivalents.  Improved raw material procurement practices, particularly in Brazil, benefited local currency cost of goods sold in 2013 compared to the third quarter of 2012.

Gross profit was $61 million for the third quarter of 2013 compared with $60 million in the third quarter of 2012, and related primarily to improved margins in our Brazilian wheat milling operations that translated into fewer U.S. dollar improvements as the Brazilian real weakened relative to the comparative period.  Gross profit was slightly higher in Mexico wheat milling and was lower in U.S. corn milling as a result primarily of lower volumes as customers delayed purchases pending new crop arrival.

SG&A expenses increased by $6 million or 20% for the third quarter of 2013 compared to the third quarter of 2012, primarily due to a provision of $7 million for recoverable tax assets in a Brazilian state where we no longer have significant activities.  Excluding this item, expenses benefited from the effect of the weaker Brazilian real on translated costs in Brazil.

Other income (expenses)-net was nil in the third quarter of 2013 compared to a loss of $1 million in the comparable period of 2012.

Segment EBIT in the third quarter of 2013 was $24 million compared to $30 million in the third quarter of 2012.  Lower results in our Brazilian wheat milling and U.S. corn milling businesses were only partially offset by higher contributions from our Mexico wheat milling business and consistent performance by U.S. rice milling.  Margins in Brazil were stronger than the same period of last year as a result of the tight South American supply, but results were reduced by a $7 million provision for recoverable taxes.

Fertilizer Segment — Fertilizer segment net sales decreased 7% to $138 million in the third quarter of 2013 when compared to $148 million in the third quarter of 2012 primarily due to lower volumes in Argentina as a result of reduced corn and wheat planting.

Cost of goods sold for the third quarter of 2013 was 2% lower than the third quarter of 2012 and related primarily to the decline in volumes in Argentina.

Gross profit decreased to $18 million in the third quarter of 2013 from $26 million in the comparable period of 2012.  The decrease in gross profit was primarily driven by lower margins, primarily in Argentina in the third quarter of 2013 which more than offset the impact of higher throughput volumes and improved margins in our Brazilian port operations.

SG&A was $8 million in the third quarter of 2013 and equal to the comparable period of 2012.

Foreign exchange gains were $3 million in the third quarter of 2013 compared to $1 million loss in the third quarter of 2012.

Other income (expenses)-net was income of $4 million in the third quarter of 2013 compared to income of $6 million in the third quarter of 2012.

Segment EBIT was $15 million compared to $22 million in the same period of 2012 driven by lower volumes in Argentina and related lower gross profit.

Interest — A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2013	2012
Interest income	$27	$5
Interest expense	(103)	(77)

Interest income increased when compared to the same period of 2012 as a result of higher average interest bearing cash balances, largely in Brazil.  Interest expense also increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates.

Income Tax Expense — In the quarter ended September 30, 2013, income tax expense for continuing operations was $591 million compared to income tax expense of $82 million in the quarter ended September 30, 2012.  Income tax expense for the third quarter of 2013 included $464 million related to the recording of a full valuation allowance for net deferred tax assets in our industrial sugar business in Brazil as a result of continuing cumulative net operating losses and $14 million related to a full valuation allowance for deferred tax assets in our agribusiness and edible oils operations in Romania.

Discontinued Operations — Discontinued operations results were income of $103 million, net of tax, in the third quarter of 2013 and $2 million in the comparable period of 2012. A pre-tax gain of $148 million ($112 million, net of tax) is included in net income from discontinued operations for the third quarter of 2013 related to the sale of our Brazilian fertilizer distribution business to Yara.

Net Income Attributable to Bunge — For the quarter ended September 30, 2013, net loss attributable to Bunge was $148 million compared with net income of $297 million in the quarter ended September 30, 2012. This decrease primarily resulted from the $464 million of income tax valuation allowances noted in Income Tax Expense above, partially offset by the net gain of $112 million on the sale of our Brazilian fertilizer distribution business included in Discontinued Operations.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Agribusiness Segment — Agribusiness segment net sales increased 4% to $33 billion in the nine months ended September 30, 2013 compared to $32 billion in the nine months ended September 30, 2012.  Volumes were flat compared to the same period last year.  Price increases in the first half of the year account for essentially all of the increase and were partially offset by price declines in the third quarter of 2013 compared to the year-ago period.  The third quarter was a transition period in the commodities market where the market was moving from a deficit position resulting from the 2012 U.S. drought to one of surplus with strong harvests in South America in 2013 followed by solid North American crops.

Cost of goods sold also increased 4% primarily as a result of the higher global commodity prices in the first half of 2013.  These increases were partially offset by the favorable impact of the devaluation of the Brazilian real and Argentine peso relative to the U.S. dollar on the valuation of U.S. dollar-denominated inventories.

Gross profit decreased in the nine months ended September 30, 2013 by 12% compared to the nine months ended September 30, 2012 driven by lower grain origination and merchandising margins in nearly all regions and particularly in the third quarter in North America as a result of lower capacity utilization from lack of raw material supply.

SG&A expenses were $600 million in the nine months ended September 30, 2013 compared to $626 million in the nine months ended September 30, 2012.  The reduction of 4% resulted largely from the favorable impact of the devaluation of the Brazilian real and Argentine peso when compared to the U.S. dollar on local currency costs, overall G&A cost reduction efforts during 2013 and lower bad debt expenses and higher bad debt recoveries in Brazil.

Foreign exchange losses were $5 million in the nine months ended September 30, 2013 compared to gains of $106 million in 2012 related primarily to the weakening of global currencies, particularly the Brazilian real and Argentine peso, relative to the U.S. dollar during the nine months ended September 30, 2013.

Other income (expenses)-net was income of $7 million in the nine months ended September 30, 2013 compared with income of $10 million in the comparable period of 2012.  For 2013, the income relates primarily to a gain of $8 million from the sale during the third quarter of an investment in a North American biofuels company, a gain of $16 million related to the first quarter sale of certain legal claims in Brazil, offset by first half losses of $17 million in the investment funds acquired in 2012.  The 2012 amount of $10 million gain related primarily to our share of earnings from our North American soy ingredients joint venture in the first half of 2012.

Gain on sale of investment in affiliate of $85 million in the nine months ended September 30, 2012 related to the gain on the sale of our noncontrolling interest in Solae, a North American soy ingredients joint venture.

Noncontrolling interests represent period (income) loss attributed to the noncontrolling interests and was $32 million of losses in the nine months ended September 30, 2013 compared to $10 million of income in the nine months ended September 30, 2012.  The losses in the nine months ended September 30, 2013 primarily reflected $17 million of losses in the investment funds acquired in 2012 as well as losses in our European and North American oilseed processing joint ventures.

Segment EBIT decreased by $303 million to $686 million in the nine months ended September 30, 2013 from $989 million in the nine months ended September 30, 2012 as a result of lower gross profit and the foreign exchange losses compared with comparable 2012 period gains.  In addition, the nine months ended September 30, 2012 included a gain of $85 million related to the sale of our noncontrolling interest in Solae.

Sugar and Bioenergy Segment — Sugar and Bioenergy segment net sales decreased $297 million (9%) compared to the nine months ended September 30, 2012.  The decreased sales were driven by a significant decline in prices, particularly sugar, during the third quarter of 2013 compared with the same period of 2012, as well as a reduction in our production volumes during the third quarter of 2013 as a result of lower ATR (sugar content in the cane).  The impact of these third quarter price declines were higher volumes in our trading and merchandising business in 2013.

Cost of goods sold decreased by $313 million (9%) in the nine months ended September 30, 2013 compared to the same period of 2012 driven primarily by the third quarter where costs decreased by 24% as the result of decline in average sugar prices compared to the third quarter of 2012.  While average sugar prices were also lower in the first half of 2013 compared with the same period of 2012, first half volume increases, primarily in our trading and merchandising business where volumes nearly doubled, offset the price declines.  Trading and merchandising volumes were only slightly higher in the third quarter of 2013 than they were in the same period of 2012.

Gross profit increased to $89 million in the nine months ended September 30, 2013 from $73 million in the comparable period of 2012 primarily as a result of increased production (cane crushing) volumes, which improved capacity utilization and reduced unitary costs, and strong trading volumes and good risk management performance in our trading and merchandising business.

SG&A expenses decreased to $116 million in the nine months ended September 30, 2013 from $150 million in the comparable period of 2012, which included a $29 million charge for impairment of a loan receivable from a North American corn ethanol joint venture.  SG&A also benefited from the weakening of the Brazilian real in 2013 compared with 2012.

Foreign exchange in the first nine months of 2013 yielded gains of $2 million compared with losses of $15 million for the same period of 2012, and related to movements of the Brazilian real.

Equity of earnings in affiliates was a loss of $2 million for the nine months ended September 30, 2013 compared with losses of $24 million for the same period of 2012, which included a charge of $10 million related to the write-down of an investment in a North American bioenergy joint venture.

Other income (expenses)-net was a gain of $3 million in the nine months ended September 30, 2013 compared to a loss of $20 million in the same nine months of 2012 primarily due to improved results in our North American bioenergy investments.

Noncontrolling interests were $5 million in the nine months ended September 30, 2013 and $4 million in the nine months ended September 30, 2012 and represent the noncontrolling interests’ shares of period losses from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT improved by $91 million to a loss of $17 million in the nine months ended September 30, 2013 from a loss of $108 million in the nine months ended September 30, 2012.  Included in the 2012 period were $39 million of charges related to write-downs of an investment in and loan receivable from a North American biofuels company.  Higher gross profit for the nine months ended September 30, 2013 combined with improved performance in our North American bioenergy investments and foreign exchange gains in the period were primary contributors to the improvement.

Edible Oil Products Segment — Edible oil products segment net sales were down 1% for the nine months ended September 30, 2013 compared to the same period last year, as a result of lower selling prices in 2013 that were only partially offset by the 6% increase in volumes, primarily in Europe and Asia.

Cost of goods sold in the nine months ended September 30, 2013 decreased 2% from the same period of 2012 primarily from lower raw material prices, particularly in the third quarter of 2013 when compared with the same period of 2012.  The nine months ended September 30, 2012 included a $5 million impairment in Europe and an inventory valuation adjustment in the U.S.

Gross profit increased 20% compared to the nine months ended September 30, 2012.  The increase was driven by higher margins in Brazil, driven by tight soybean processing supplies in the domestic market from harvest delays in the first half of 2013, and in Asia from our Amrit acquisition in India.  The nine months ended September 30, 2012 included a $5 million impairment in Europe and an inventory valuation adjustment in the U.S.

SG&A expenses increased 5%, primarily as a result of increased advertising and other selling expenditures consistent with the volume increases.  These were partially offset by the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar during the nine months ended September 30, 2013.

Foreign exchange results in the first nine months of 2013 and 2012 were gains of $6 million and losses of $5 million, respectively.

Other income (expenses)-net was income of $9 million in the nine months ended September 30, 2013 compared to income of $2 million in the comparable period of 2012.  The nine months ended September 30, 2013 included a $9 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased $63 million to $115 million in the nine months ended September 30, 2013 from $52 million in the nine months ended September 30, 2012 as a result of higher gross profit, the gain on the sale of certain legal claims in Brazil and foreign exchange gains in 2013.

Milling Products Segment — Milling products segment net sales increased 15% to $1.5 billion.  This increase was primarily in the first half of 2013 compared to the same period of 2012 and was related to increased average commodity prices of 29% compared to the prior year period.  Prices were relatively flat in the third quarter of 2013 compared with 2012 as the market moved to one of surplus from one of deficit.  These price movements were partially offset by a 6% decline in volumes, primarily in Brazilian wheat milling and U.S. corn milling.

Cost of goods sold also increased by 15% in the nine months ended September 30, 2013 compared with the same period of 2012 primarily as a result of increased raw material costs from higher commodity prices when compared to the nine months ended September 30, 2012.

Gross profit was $185 million compared with $159 million in the nine months ended September 30, 2012, primarily due to our Brazilian wheat milling operations largely recovering from difficulties associated with a 2012 ERP implementation and from our consolidation of our 2012 acquisition of a controlling interest in a wheat milling business in Mexico where we formerly had a Noncontrolling interest.

SG&A expenses were $100 million in the nine months ended September 30, 2013 compared to $95 million in the nine months ended September 30, 2012. Additional costs resulting from inclusion of our wheat milling business in Mexico were more than offset by the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar.  SG&A for the third quarter of 2013 included a $7 million charge related to recoverable taxes in Brazil.

Other income (expenses)-net was income of $5 million in the nine months ended September 30, 2013 compared to nil in the comparable period of 2012.  The nine months ended September 30, 2013 included a $6 million gain on the sale of certain legal claims in Brazil.

Gain on acquisition of controlling interest of $36 million in the third quarter of 2012 relates to the adjustment to fair value of the previously held noncontrolling interest in a North American wheat milling operation upon assuming control of that operation in the second quarter of 2012.

Segment EBIT in the nine months ended September 30, 2013 was $89 million compared to $101 million in the comparable period of 2012.  The result for the nine months ended September 30, 2013 was driven by higher gross profit.  The nine months ended September 30, 2012 included a gain on acquisition of controlling interest of $36 million.

Fertilizer Segment — Fertilizer segment net sales were flat at $300 million in the nine months ended September 30, 2013 compared to $299 million in the nine months ended September 30, 2012.  First half sales increased compared with last year by 11% as a result of higher volumes, but third quarter sales were lower on reduced corn and wheat planting in Argentina.  Average fertilizer selling prices were slightly higher during the nine months ended September 30, 2013 compared with 2012.

Cost of goods sold increased 3%, primarily as a result of the volume increases discussed above.

Gross profit decreased to $44 million in the nine months ended September 30, 2013 from $50 million in the comparable period of 2012.  The decrease in gross profit was primarily driven by lower 2013 margins, primarily in Argentina.

SG&A decreased to $23 million in the nine months ended September 30, 2013 compared with $28 million in the same period of 2012 and resulted largely from the favorable impact of the devaluation of the Brazilian real and Argentine peso on local currency costs.

Foreign exchange gains were $5 million in the nine months ended September 30, 2013 compared to $1 million loss in the nine months ended September 30, 2012.

Other income (expenses)-net was income of $37 million in the nine months ended September 30, 2013 compared to a loss of $2 million in the nine months ended September 30, 2012. The improved results were primarily due to a $32 million gain on the sale of certain legal claims in Brazil and improved results in our Moroccan phosphate joint venture.

Segment EBIT was $60 million compared to $17 million in the same period of 2012 driven by the $32 million gain on the sale of certain legal claims in Brazil and improved results in our Moroccan joint venture.

Interest — A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2013	2012
Interest income	$47	$43
Interest expense	(264)	(214)

Interest income increased when compared to the same period of 2012 as a result of higher average interest bearing cash balances.  Interest expense increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates.

Income Tax Expense — In the nine months ended September 30, 2013, income tax expense from continuing operations was $702 million compared to income tax expense of $197 million in the nine months ended September 30, 2012.  The effective tax rate in the nine months ended September 30, 2013 increased to 103% compared to 21% in the nine months ended September 30, 2012 primarily due to full valuation allowances of $464 million recorded in the third quarter of 2013 related to our Brazil sugar operations and to other discrete income tax charges of 32 million in that period.

Discontinued Operations — Discontinued operations results in the nine months ended September 30, 2013 were income of $94 million, net of tax, compared to a loss of $33 million, net of tax, in the nine months ended September 30, 2012. Results in 2013 were driven by the gain on the sale of the fertilizer distribution business of $112 million, net of tax.  Results in the nine months ended September 30, 2012 included a $27 million provision for a legacy environmental claim in Brazil.

Net Income Attributable to Bunge — In the nine months ended September 30, 2013, net income attributable to Bunge decreased to $168 million from $663 million in the nine months ended September 30, 2012. This decrease primarily resulted from the income tax valuation allowances of $464 million recorded in the third quarter of 2013, offset partially by the discontinued operations gain on the sale of our fertilizer distribution business of $112 million, net of tax.  The nine months ended September 30, 2012 included a pre-tax gain of $85 million on the sale of our noncontrolling interest in Solae and a pre-tax gain of $36 million related to the acquisition of a controlling interest in a North American wheat milling operation.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.38 and 1.50 at September 30, 2013 and December 31, 2012, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $1,482 million and $569 million at September 30, 2013 and December 31, 2012, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve capital, maximize liquidity and provide appropriate returns.  Under our policy, cash balances have been primarily invested in bank time deposits with highly-rated financial institutions and U.S. government securities.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.  Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,305 million and $4,892 million at September 30, 2013 and December 31, 2012, respectively.  Of these amounts $3,330 million and $3,442 million can be attributable to merchandising activities at September 30, 2013 and December 31, 2012, respectively.  The sugar and bioenergy segment included readily marketable sugar inventories of $170 million and $199 million at September 30, 2013 and December 31, 2012, respectively.  Of these, $114 million and $144 million were inventories carried at fair value at September 30, 2013 and December 31, 2012, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $74 million and $176 million at September 30, 2013 and December 31, 2012, respectively, were included in our edible oil products segment inventories.

We recorded interest expense on debt financing readily marketable inventories of $59 million and $95 million in the nine months ended September 30, 2013 and 2012, respectively.

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

Revolving credit facilities — At September 30, 2013, we had approximately $4,003 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,703 million was unused and available.  The following table summarizes these facilities as of the periods presented:

		Total
Commercial Paper		Availability	Borrowings Outstanding
Program and Revolving		September 30,	September 30,	December 31,
Credit Facilities	Maturities	2013	2013	2012
		(US$ in millions)
Commercial paper	2016	$600	$—	$—
Long-term revolving credit facilities (1)	2014-2018	3,103	300	—
Total		$3,703	$300	$—

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

On May 30, 2013, we entered into an unsecured $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the Lenders will initially make available up to $368 million of loans, which will increase to $665 million in December 2013 concurrent with the scheduled repayment in full of our obligations under an existing term loan facility under which $300 million of principal amount remains outstanding.  Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. There was $100 million outstanding under this credit agreement at September 30, 2013.

On June 24, 2013, we entered into an unsecured $200 million three-year revolving credit agreement with a certain lender.  Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under this credit agreement at September 30, 2013.

Our commercial paper program is supported by committed back-up bank credit lines (the Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under our commercial paper program. In January 2013, we increased the commitments under the Liquidity Facility by $74 million to $600 million and therefore simultaneously increased the size of our commercial paper program to $600 million. At September 30, 2013, there were no borrowings outstanding under the commercial paper program or the Liquidity Facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had no borrowings outstanding at September 30, 2013 under our $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at September 30, 2013 under our $1,750 million revolving credit facility that matures on April 19, 2014.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At September 30, 2013 and December 31, 2012, $1,025 million and $1,000 million, respectively, were outstanding under these bilateral short-term credit lines.

Short and long-term debt — Our short and long-term debt increased by $236 million at September 30, 2013 from December 31, 2012, primarily due to higher working capital financing requirements.  For the nine months ended September 30, 2013, our average short and long-term debt outstanding was $6,661 million compared to $6,215 million for the nine months ended September 30, 2012. Our long-term debt balance was $4,045 million at September 30, 2013 compared to $4,251 million at December 31, 2012.  The following table summarizes our short-term debt activity at September 30, 2013:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$2,040	6.00%	$2,480	$2,253	5.25%
Commercial paper	—	0.00%	550	245	0.38%
Total	$2,040	6.00%	$3,030	$2,498	4.77%

(1)                  Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2013	2012
Short-term debt:
Short-term debt (1)(6)	$2,040	$1,598
Current portion of long-term debt	876	719
Total short-term debt	2,916	2,317
Long-term debt (2)
Revolving credit facilities	300	—
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	300	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)	—	100
5.875% Senior Notes due 2013	—	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016 (3)(4)	30	42
Other	346	323
Subtotal	3,808	3,897
Less: Current portion of long-term debt	(876)	(719)
Total long-term debt excluding investment fund debt	2,932	3,178
Consolidated non-recourse investment fund debt (5)	237	354
Total debt	$6,085	$5,849

(1)                  Includes $585 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 16.98% as of September 30, 2013 and $378 million at a weighted-average interest rate of 18.78% as of December 31, 2012.

(2)                  Includes secured debt of $72 million and $130 million at September 30, 2013 and December 31, 2012, respectively.

(3)                  Industrial development loans provided by BNDES, an agency of the Brazilian government.

(4)                  TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum as of September 30, 2013 and December 31, 2012.

(5)                  As of September 30, 2013, consolidated investment fund debt totaled $333 million of which $96 million was classified as current portion of long-term debt.  Consolidated investment fund debt matures at various dates through 2017 with no recourse to Bunge.

(6)                  Includes secured debt of $1 million at September 30, 2013.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2013 were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of September 30, 2013.

Equity

Total equity was $10,298 million at September 30, 2013, as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2013	2012
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,945	4,909
Retained earnings	6,807	6,792
Accumulated other comprehensive income	(2,290)	(1,410)
Treasury shares, at cost - 1,933,286	(120)	(120)
Total Bunge shareholders’ equity	10,033	10,862
Noncontrolling interest	265	393
Total equity	$10,298	$11,255

Total Bunge shareholders’ equity decreased to $10,033 million at September 30, 2013 from $10,862 million at December 31, 2012.  The decrease in shareholders’ equity was due primarily to cumulative translation losses in other comprehensive income which were partially offset by net income attributable to Bunge for the nine months ended September 30, 2013 of $168 million.

Noncontrolling interest decreased to $265 million at September 30, 2013 from $393 million at December 31, 2012 due primarily to losses in the investment funds which are consolidated in our financial statements.

As of September 30, 2013, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million.  Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends.  The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly.  As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1059 Bunge Limited common shares, based on the conversion price of $90.4265 per share, subject to certain additional anti-dilution adjustments (which represents 7,630,710 Bunge Limited common shares at September 30, 2013).  At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then prevailing conversion price.  The convertible perpetual preference shares are not redeemable by us at any time.

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

For the nine months ended September 30, 2013, our cash and cash equivalents increased by $913 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to a decrease of $145 million in cash and cash equivalents for the nine months ended September 30, 2012.

Cash provided by operating activities was $898 million in the nine months ended September 30, 2013 compared to cash used of $2,872 million for the nine months ended September 30, 2012.  The cash flow provided by operating activities in the nine months ended September 30, 2013 was principally due to net income adjusted for non-cash charges, including an income tax valuation allowance of $464 million related to our industrial sugar business in Brazil. The increase in net operating assets and liabilities for the first nine months of 2013 represented a smaller increase than last year as commodity prices generally fell during the current year period.  The net cash outflows for operating activities for the nine months ended September 30, 2012 were principally due to significant increases in commodity prices during that period as a result of the North American drought.

Cash provided by investing activities was $142 million in the nine months ended September 30, 2013 compared to cash used of $526 million in the nine months ended September 30, 2012.  The significantly lower utilization for investing activities in the 2013 period resulted from $750 million of cash proceeds from the sale of our Brazilian fertilizer distribution business to Yara, which offset capital expenditures during the period as well as our purchases of two biodiesel facilities adjacent to our plants in Europe from our joint venture for $11 million (net of cash acquired).  During the nine months ended September 30, 2012, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling business for $102 million net of cash acquired, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million. We also entered into joint ventures and acquired other investments totalling $111 million. Cash used during the nine months ended September 30, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.  Payments made for capital expenditures of $667 million in the nine months ended September 30, 2012 primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the U.S. and construction of a refining facility in India.

Cash used for financing activities was $95 million in the nine months ended September 30, 2013, compared to cash provided of $3,298 million in the nine months ended September 30, 2012.  In the nine months ended September 30, 2013, we had a minimal net increase in borrowings to meet working capital requirements as operating cash inflows in a declining commodity price environment and the cash collected from the sale of our Brazilian fertilizer distribution business reduced our financing requirements. In the nine months ended September 30, 2012, we had a net increase of $3,425 million in borrowings due to higher working capital requirements, largely related to higher commodity prices.  Dividends paid in the nine months ended September 30, 2013 and 2012 were $149 million and $138 million, respectively.

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

Off-Balance Sheet Arrangements

Guarantees — We have issued or were a party to the following guarantees at September 30, 2013:

Maximum
Potential
Future
(US$ in millions)	Payments
Customer financing (1)	$12
Unconsolidated affiliates financing (2)	47
Residual value guarantee (3)	69
Total	$128

(1)             We have issued guarantees to third parties in Brazil related to amounts owed to these third parties by certain of our customers.  The terms of the guarantees are equal to the terms of the related financing arrangements, which are generally one year or less, with the exception of guarantees issued under certain Brazilian government programs, primarily from 2006 and 2007, where terms are up to five years.  In the event that the customers default on their payments to the third parties and we would be required to perform under the guarantees, we have obtained collateral from the customers.  At September 30, 2013, we had approximately $10 million of tangible property that had been pledged as collateral against certain of these refinancing arrangements.  We evaluate the likelihood of customer repayments of the amounts due under these guarantees based upon an expected loss analysis and record the fair value of such guarantees as an obligation in our condensed consolidated financial statements.  Our recorded obligation related to these outstanding guarantees was $2 million at September 30, 2013.

(2)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2013, we had no outstanding obligation recorded related to these guarantees.

(3)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire in 2016. At September 30, 2013, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At September 30, 2013, debt with a carrying amount of $4,207 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.30 per share on September 3, 2013 to common shareholders of record on August 20, 2013. We paid a regular quarterly cash dividend of $0.27 per share on June 3, 2013 and March 4, 2013 to common shareholders of record on May 20, 2013 and February 15, 2013, respectively.  On August 7, 2013, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.30 per common share.  This dividend will be payable on December 2, 2013 to common shareholders of record on November 18, 2013.

In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2013, June 1, 2013 and March 1, 2013 to shareholders of record on August 15, 2013, May 15, 2013 and February 15, 2013, respectively.  We also announced on August 7, 2013 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2013 to shareholders of record on November 15, 2013.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.  There were no material changes to our critical accounting policies during the nine months ended September 30, 2013.

Adoption of New Accounting Pronouncements — In December 2011 and January 2013, FASB amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. Our derivative assets and liabilities are presented on a gross basis in our condensed consolidated balance sheets. The adoption of this amendment on January 1, 2013 did not have a significant impact on our condensed consolidated financial statements.

In February 2013, FASB amended the guidance in ASC Topic 220, Comprehensive Income. This amendment requires an entity to disclose on a prospective basis the impact on income statement line items for significant items reclassified from other comprehensive income to net income during the period. The adoption of this amendment expanded our disclosures in our condensed consolidated financial statements.

New Accounting Pronouncements — In March 2013, FASB amended existing guidance of ASC Topic 830, Foreign Currency Matters (Topic 830). This amended guidance is related to the transfer of currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business.  We will be required to apply the amended guidance prospectively.  The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued guidance in ASC Topic 740, Income Taxes (Topic 740).  Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

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

	Nine Months Ended		Year Ended
	September 30, 2013		December 31, 2012
		Market		Market
(US$ in millions)	Fair Value	Risk	Fair Value	Risk
Highest long position	$154	$(15)	$2,500	$(250)
Highest short position	(1,849)	(185)	(129)	(13)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2013 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $247 million for the nine months ended September 30, 2013 and foreign exchange losses of $295 million for the year ended December 31, 2012 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at September 30, 2013, was $6,343 million with a carrying value of $6,085 million.  There was no significant change in our interest rate risk at September 30, 2013.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

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

Except as described above, there has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million pesos (approximately $75 million as of September 30, 2013), plus previously accrued interest on the outstanding amount due of approximately 711 million pesos (approximately $123 million as of September 30, 2013). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to our Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during

2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2013, would total approximately $140 million. Additionally, in April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, we are challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

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

BUNGE LIMITED

Date: November 8, 2013	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1