Form 10-K
period 2013-12-31
Bunge LTD
filed 2014-02-28
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2013, as reported by the New York Stock Exchange, was approximately $10,314 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

          As of February 21, 2014, 147,512,630 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the 2013 Annual General Meeting of Shareholders to be held on May 23, 2014 are incorporated by reference into Part III.

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

i

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

  •
  producer of sugar and ethanol in Brazil and a leading global trader and merchandiser of sugar, based on volume; and

  •
  seller of packaged vegetable oils worldwide, based on sales

        Our strategy is to grow profitably by growing our core businesses, expanding into adjacent businesses where we can capitalize on our key competencies and pursuing operational excellence.

        We conduct our operations in four principal business areas: agribusiness, sugar and bioenergy, food and ingredients and fertilizer. These business areas include five reportable business segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

        Our agribusiness segment is an integrated, global business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are primarily located in North and South America, Europe and Asia, and we have merchandising and distribution offices throughout the world.

        Our sugar and bioenergy segment produces and sells sugar and ethanol derived from sugarcane, as well as energy derived from their production process, through our operations in Brazil. Our integrated operations in this segment also include global merchandising of sugar and ethanol, and we have a minority investment in a corn-based ethanol producer in the United States and a 50% interest in a corn wet milling joint venture in Argentina. In December 2013, we sold our 50% investment in another corn-based ethanol producer in the United States to our joint venture partner for $10 million in cash.

        Our food and ingredients operations consist of two reportable business segments: edible oil products and milling products. These segments include businesses that produce and sell edible oil based products, including oils, shortenings, margarines, and mayonnaise and milled grain products such as wheat flours, corn-based products and rice. The operations and assets of our milling products segment are located in Brazil, the United States and Mexico and the operations and assets of our edible oil products segment are located in North America, Europe, Brazil, China and India.

        Our fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with assets and operations primarily located in Argentina. In August 2013, we completed the sale of our Brazilian fertilizer blending and distribution business, including blending facilities, brands and warehouses, to Yara International ASA (Yara) for $750 million in cash. In December 2013, we also sold our interest in our Moroccan fertilizer joint venture, Bunge Maroc Phosphore S.A., to our joint venture partner for $37 million in cash.

History and Corporate Information

        Bunge Limited is a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company, and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 50 Main Street, White Plains, New York, 10606, United States of America and our telephone number is (914) 684-2800. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

        2013 Summary Highlights—In 2013, we continued to expand our agribusiness operations, including building a new port terminal and barge transshipment facility in northern Brazil, investing in port infrastructure in Paranagua, Brazil, building a new oilseed processing and refining facility in Altona, Canada and export loading facility in Bunbury, Australia. We also initiated an expansion for oilseed processing capacity in Asia and commenced expansion of our export capabilities in the port of Nikolayev, Ukraine where we also have plans to build a multi-oilseed processing facility. In sugar and bioenergy, our joint venture with Aceitera General Deheza S.A. in Argentina completed the construction of a corn wet mill. We continued to invest in sugarcane planting to maintain the supply of raw material for our sugarcane mills and in agricultural machinery and other assets to expand the proportion of mechanized harvesting and to improve the efficiency of our agricultural operations. In addition, we expanded cogeneration capacity at several of our sugarcane mills and invested in our joint venture with Solazyme Incorporated to build and operate a renewable oils production facility adjacent to one of our mills. In our food and ingredients operations, we continued to expand our business through acquisition of a leading wheat miller in Mexico, Grupo Altex S.A. In addition, we purchased a wheat mill in Minas Gerais, Brazil and completed construction of an oil packaging facility in Decatur, Alabama. In our fertilizer segment, we completed the sales of our Brazilian fertilizer distribution business to Yara International and our interest in our Moroccan fertilizer joint venture to OCP S.A.

Agribusiness

        Overview—Our agribusiness segment is an integrated global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed or canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries through a global network of facilities. Our footprint is well balanced with approximately 36% of our processing capacity located in South America, 29% in North America, 20% in Europe and 15% in Asia. We also participate in the biodiesel industry, generally as a minority investor in biodiesel producers, primarily in Europe and Argentina. In connection with these biodiesel investments, we typically seek to negotiate arrangements to supply the vegetable oils used as raw materials in the biodiesel production process.

        Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains and oilseed meal are animal feed manufacturers, wheat and corn millers and other oilseed processors. The principal purchasers of our oilseed meal products are animal feed manufacturers and livestock producers which use these products as animal feed ingredients. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients businesses and third-party edible oil processing companies, which use these oils as raw materials in the production of edible oil products for the food service, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.

        Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate various port logistics and storage facilities globally, including in Brazil, Argentina, Russia, Ukraine, Vietnam, Poland, Canada and the United States.

        Financial Services and Activities—We also offer various financial services, including asset management, trade structured finance and financial risk management services for customers and investors. Our asset management business develops and markets investment funds, including, through our subsidiary Climate Change Capital Limited, funds focused on sustainability oriented companies and projects and related advisory services. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for customers. Our financial risk management services include structuring and marketing over-the-counter risk management products to enable agricultural producers and end users of commodities to manage their commodity price risk exposures. Through our financial services group we are also engaged in risk management involving proprietary trading of foreign exchange and other financial instruments. Additionally, in Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. These financing arrangements are generally intended to be short-term in nature and are typically secured by the farmer's crop. These arrangements typically carry local market interest rates. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.

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

Sugar and Bioenergy

        Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We wholly own or have controlling interests in eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2013, our mills had a total crushing capacity of approximately 21 million metric tons of sugarcane per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements and, for most mills, sell surplus electricity to the local grid or other large third-party users of electricity. Our trading and merchandising activities are managed through our London office, which also oversees our regional marketing offices in other locations and manages sugar price risk for our business. We also participate in the corn-based ethanol industry, where we have a minority investment in a U.S. ethanol production facility and a 50% interest in a joint venture in Argentina. Over the past three years, our sugar milling business in Brazil has faced a number of significant challenges, including adverse weather which negatively affected the supply and quality of the sugarcane supplied to our mills, as well as structural challenges stemming from low global sugar prices, domestic cost inflation and the Brazilian government's fuel policy, which has kept ethanol prices capped in order to control inflation. The combination of these and other factors has resulted in Bunge's decision to reduce the capital allocated to this business beginning in 2014, with future investment dedicated to agricultural and industrial maintenance and efficiency projects. Additionally, we have announced that we have commenced a comprehensive process to explore all alternatives to optimize the value of this business.

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

        Our mills are supplied with sugarcane grown on approximately 333,000 hectares of land. This land represents approximately 17,000 hectares of land that we own, 214,000 hectares of land that we manage under agricultural partnership arrangements and 102,000 hectares of land farmed by third-party farmers. In 2013, approximately 61% of our total milled sugarcane came from our owned or managed plantations and 39% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the São Paulo state sugarcane and sugar and ethanol council.

        Our sugarcane harvesting process is substantially mechanized. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing environmental impact when compared to manual harvesting and resulting in improved soil condition.

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

        Sugar—Our current maximum sugar production capacity is 5,900 metric tons per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 million metric tons of sugar. We produce two types of sugar: very high polarity (VHP) raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.

        Ethanol—Our current maximum ethanol production capacity is 6,200 cubic meters per day which, in a normal year of 5,000 hours of milling, results in an annual maximum production capacity of over 1.3 million cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Anhydrous ethanol is blended with gasoline in transport fuels, while hydrous ethanol is consumed directly as a transport fuel.

        Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2013, our total installed cogeneration capacity was approximately 314 megawatts, with 112 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 545,000 megawatt hours of electricity available for resale.

        Customers—The sugar we produce at our mills is sold in both the Brazilian domestic and export markets. Our domestic customers are primarily in the confectionary and food processing industries. The ethanol we produce is primarily sold to customers for use in the Brazilian domestic market to meet the growing demand for fuel. We also export ethanol in the international market, but recent export volumes have been relatively low due to tight ethanol supplies in Brazil. Our sugar trading and merchandising operations purchase and sell sugar and ethanol from our own operations as well as third parties to meet international demand.

        Competition—We face competition from both Brazilian and international participants in the sugar industry. Our major competitors in Brazil include Cosan Limited, São Martinho S.A., LDC-SEV Bioenergia, and ED&F Man. Our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and Noble Group Limited.

Food and Ingredients

        Overview—Our food and ingredients operations include two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our food and ingredients business area are various crude and further-processed vegetable oils in our edible oil products segment, and corn, wheat and rice in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients and agribusiness operations through our raw material procurement activities, enabling us to benefit from being an integrated, global enterprise. In December 2013, we acquired Grupo Altex, S.A. de C.V. (Altex) in our milling products segment for $214 million in cash, net of $7 million of cash acquired and non-cash settlement of an existing loan to Altex of $96 million. The purchase price is subject to a post-closing working capital adjustment to be finalized within 90 days after the acquisition.

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

        In Brazil, our retail brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a leading player in the Brazilian margarine market with our brands Delicia, Soya and Primor, as well as in mayonnaise with our Primor, Soya and Salada brands. Our brand, Bunge Pro, is the leading food service shortening brand in Brazil. We also produce processed tomato and other staple food products, including sauces, pastes, condiments and seasonings in Brazil under established brand names, including Etti.

        In the United States and Canada, our leading products include Nutra-Clear NT Ultra, a high oleic canola oil that is trans fat free and low in saturated fats that is marketed as a frying solution for large food service and food processor customers. We have also introduced Pour'n Fry NT Ultra, a high oleic soybean oil, thereby expanding our offerings of highly stable, trans fat free edible oil solutions. Most recently, we have developed proprietary processes that allow us to offer bakery and food processor customers a reduction in saturated fats in both shortenings and margarines of up to 40%. We also produce margarines and buttery spreads, including our leading brand Country Premium, for food service, food processor and retail private label customers.

        In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier and Rozumnitsa and a leader in margarines, including Smakowita, Maslo Rosline, Manuel, Masmix, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Holland Premium.

        In India, our brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati and Masterline in professional bakery fats. In China, our edible oil brand is Dou Wei Jia.

        Customers—Our customers include many of the world's leading food processors and manufacturers who are leading brand owners. These includes baked goods companies, snack food producers, restaurant chains, food service distributors and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers.

        Competition—Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, innovation and technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In addition, consolidation in the supermarket industry has resulted in customers demanding lower prices and reducing the number of suppliers with which they do business. As a result, it is increasingly important to obtain adequate access to retail outlets and shelf space for our retail products. In the United States, Brazil and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Stratas Foods, Unilever, Ventura Foods LLC and Brasil Foods S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products—Our milling products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from the corn dry milling process and milled rice products in the United States and Brazil. Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, Bentamix and Pre-Mescla bakery premixes. Our corn milling products consist primarily of dry-milled corn meals, flours and grits (including flaking and brewer's grits), as well as soy-fortified corn meal, corn-soy blend and other similar products. We mill and sell bulk and packaged rice in the U.S. and also sell branded rice in Brazil under the Primor brand. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera.

        Customers—In Brazil and Mexico, the primary customers for our wheat milling products are food processor, bakery and food service companies. In North America, the primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government for humanitarian relief programs. Our rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

        Competition—In Brazil, our major competitors are Predileto Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in our North American corn milling products business include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include ADM and Farmers Rice Cooperative. Our major competitors in Mexico include Grupo Elizondo, Molinera de México and Grupo Trimex.

Fertilizer

        Overview—Through our operations in Argentina, we produce, blend and distribute a range of NPK fertilizers, including phosphate-based liquid and solid nitrogen fertilizers. NPK refers to nitrogen (N), phosphate (P) and potash (K), the main components of chemical fertilizers.

        Sale of Brazilian Fertilizer Blending and Distribution Business and Interest in Morocco Joint Venture —In August 2013, we completed the sale of our Brazilian fertilizer blending and distribution business, including blending facilities, brands and warehouses, to Yara International ASA for $750 million. Through a long-term supply agreement with Yara, we will continue to supply fertilizer to farmers in Brazil as part of our grain origination activities. We will also continue to operate our fertilizer terminal in the Port of Santos, Brazil. Additionally, in December 2013, we completed the sale of our 50% interest in a joint venture to produce fertilizer products in Morocco to OCP S.A., our joint venture partner for $37 million.

        Products and Services—The NPK fertilizers we produce are used for the cultivation of a variety of crops, including soybeans, corn, sugarcane, cotton, wheat and coffee. We market these products under the Bunge brand, as well as the Solmix brand. We also produce single superphosphate (SSP), ammonia and urea.

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

        Competition—Competition is based on delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including in some cases, customer financing terms. Our main competitors in our fertilizer operations are YPF, The Mosaic Company and Profertil S.A.

Risk Management

        Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. As such, we are active in derivative markets for agricultural commodities, energy, ocean freight, foreign currency and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. For commodity, foreign exchange, interest rate, energy and transportation risk, our risk management decisions are made in accordance with applicable company policies. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility, as well as value-at-risk limits. Credit and counterparty risk is managed locally within our business units and monitored regionally and globally. We have a corporate risk management group, which oversees management of various risk exposures globally, as well as local risk managers and committees in our operating companies. The Finance and Risk Policy Committee of our Board of Directors oversees and periodically reviews our overall risk management policies and risk limits. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 28 of the notes to the consolidated financial statements.

Investments in Affiliates

        We participate in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2013 are described below. We allocate equity in earnings of affiliates to our reporting segments.

Agribusiness

        PT Bumiraya Investindo—We have a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

        Bunge-SCF Grain, LLC—We have a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC that operates grain facilities along the Mississippi River.

        Caiasa—Paraguay Complejo Agroindustrial Angostura S.A.—We have a 33.33% ownership interest in this oilseed processing facility joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), in Paraguay.

        Diester Industries International S.A.S. (DII)—We are a party to this joint venture with Diester Industries, a subsidiary of Sofiproteol, which produces and markets biodiesel in Europe. We have a 40% interest in DII.

        Terminal 6 S.A. and Terminal 6 Industrial S.A.—We are a party to this joint venture in Argentina with AGD for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. We own 40% and 50%, respectively, of these joint ventures.

        Augustea Bunge Maritime Ltd.—Bunge has a joint venture in Malta with Augustea Atlantica S.p.A.(Augustea) which was formed to acquire, own, operate, charter and sell dry-bulk ships. Bunge has a 49.15% interest in this joint venture.

Sugar and Bioenergy

        ProMaiz—We are a party to this joint venture in Argentina with AGD for the construction and operation of a corn wet milling facility. We are a 50% owner in this joint venture.

        Southwest Iowa Renewable Energy, LLC (SIRE)—We are a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near our oilseed processing facility in Council Bluffs, Iowa.

        Solazyme Bunge Renewable Oils—We have a 49.9% interest in a joint venture with Solazyme Incorporated for the construction and operation of a renewable oils production facility in Brazil, which will use sugar supplied by one of our mills to produce renewable oils.

Research and Development, Innovation, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our food and ingredients business area, we have research and development centers located in the United States, Brazil and Hungary to develop and enhance technology and processes associated with product development. Additionally, the evolution of biotechnology has created opportunities to develop and commercialize processes related to the transformation of oilseeds, grains and other commodities. To better take advantage of related opportunities, our global innovation activities involve scouting, developing, buying, selling and/or licensing next generation technologies in food, feed, fuel and fertilizer.

        Our total research and development expenses were $19 million in 2013, $19 million in 2012 and $21 million in 2011. As of December 31, 2013, our research and development organization consisted of 150 employees worldwide.

        We own trademarks on the majority of the brands we produce in our food and ingredients and fertilizer businesses. We typically obtain long-term licenses for the remainder. We have patents covering some of our products and manufacturing processes. However, we do not consider any of these patents to be material to our business. We believe we have taken appropriate steps to either own or license all intellectual property rights that are material to carrying out our business.

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

        We experience seasonality in our sugar and bioenergy segment as a result of the Brazilian sugarcane growing cycle. In the Center-South of Brazil, the sugarcane harvesting period typically begins in late March and ends in early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests. The sugar segment is also impacted by the yield development during the crop years where the sugar content in the cane is lowest at the start and highest in the middle of the crop. As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.

        In our food and ingredients segments, there are no significant seasonal effects on our business.

        In our fertilizer segment, we are subject to seasonal trends based on the South American agricultural growing cycle as farmers typically purchase the bulk of their fertilizer needs in the second half of the year.

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

        The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010, the European Market Infrastructure Regulation (EMIR) of 2013, as well as anticipated revisions to Europe's Markets in Financial Instruments Directive (MiFID 2) and Market Abuse Regulation (MAR) have generated, and will continue to generate, numerous new rules and regulations that will have a significant impact on the derivatives market. While it is difficult to predict at this time the collective impact these regulations will have on us, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

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

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2013.

Competitive Position

        Markets for most of our products are highly price competitive and many are sensitive to product substitution. Please see the "Competition" section contained in the discussion of each of our operating segments above for a discussion of competitive conditions, including our primary competitors in each segment.

Employees

        As of December 31, 2013, we had approximately 35,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Risks of Foreign Operations

        We are a global business with substantial assets located outside of the United States from which we derive a significant portion of our revenue. In addition, part of our strategy involves expanding our business in several emerging markets, including Eastern Europe, Asia, the Middle East and Africa. Volatile global and regional economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies. For additional information, see the discussion under "Item 1A. Risk Factors."

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Soren Schroder	Chief Executive Officer
Todd Bastean	Chief Executive Officer, Bunge North America
Andrew Burke	Chief Financial Officer
Michael Goettl	Chief Executive Officer, Bunge Asia
Gordon Hardie	Managing Director, Food & Ingredients
Enrique Humanes	Chief Executive Officer, Bunge Southern Cone
Tommy Jensen	Chief Executive Officer, Bunge Europe, Middle East & Africa
Frank R. Jimenez	General Counsel, Secretary and Managing Director, Government Affairs
Pierre Mauger	Chief Development and Performance Management Officer
Raul Padilla	Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines
Pedro Parente	President and Chief Executive Officer, Bunge Brazil
D. Benedict Pearcy	Managing Director, Sugar and Bioenergy
Vicente C. Teixeira	Chief Personnel Officer
Christopher White	Senior Advisor

        Soren Schroder, 52—Mr. Schroder has been our Chief Executive Officer since June 1, 2013. Prior to his current position, he was the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President of Agribusiness for Bunge Europe since June 2006 and in a variety of agribusiness leadership roles at the company in the United States and Europe since joining Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. Mr. Schroder is a member of Rabobank International's North American Agribusiness Advisory Board. He holds a bachelor's degree in Economics from Connecticut College.

        Todd Bastean, 47—Mr. Bastean became CEO, Bunge North America, in June 2013. He started his career at Bunge in 1994 and became CFO of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's milling and biofuels business units, and as Vice President and Chief Administrative Officer of its grain and milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.

        Andrew J. Burke, 58—Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke served as our Global Operational Excellence Officer from July 2010 to October 2013. Prior to July 2010, Mr. Burke served as Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director of New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Michael Goettl, 50—Mr. Goettl has been CEO, Bunge Asia, since January 2014. Mr. Goettl joined Bunge as Business Development Director, Asia in 2005 and served in various capacities including Co-Managing Director, China, Agribusiness Director, Asia and most recently as COO, Asia. Before joining Bunge, he served as President of China Food & Agricultural Services and Vice President of Asia/Latin American Marketing at Louis Dreyfus. He holds an M.S. in Agricultural Economics from the University of Minnesota and a B.A. in International Studies from the University of St. Thomas-Minnesota.

        Gordon Hardie, 50—Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Enrique Humanes, 54—Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Tommy Jensen, 52—Mr. Jensen has served as Chief Executive Officer of Bunge Europe, Middle East and Africa since May 2012 and previously served as Bunge EMEA's Chief Operating Officer, Vice President, Northern and Central Europe and Managing Director, Poland. Prior to joining Bunge in 2003, he held leadership positions at Animex S.A. in Poland, a subsidiary of Smithfield Foods, Continental Grain in Poland and Germany, and Jyske Bank A/S in Denmark. He has a Bachelor's degree in Finance from Aarhus School of Business at Aarhus University, Denmark, and has completed the Advanced Management Program at Harvard Business School.

        Frank R. Jimenez, 49—Mr. Jimenez has served as General Counsel, Secretary and Managing Director, Government Affairs since July 2012. Prior to joining Bunge, he was Senior Vice President, General Counsel and Corporate Secretary at Xylem Inc., a global water technology company spun off from ITT Corporation. He joined ITT in 2009 as Vice President and General Counsel. Prior to ITT, he served for nearly three years as General Counsel of the U.S. Department of the Navy in the Bush and Obama administrations. He has held a variety of other positions in government, including Deputy General Counsel for the U.S. Department of Defense and Chief of Staff at the U.S. Department of Housing and Urban Development, as well as Deputy Chief of Staff and Acting General Counsel to Governor Jeb Bush of Florida. Mr. Jimenez previously practiced law as a partner at Steel Hector and Davis LLP (now Squire Sanders LLP) in Miami, Florida. He holds an M.B.A. from the Wharton School of the University of Pennsylvania, a J.D. from the Yale Law School, an M.A. from the U.S. Naval War College and a B.S. from the University of Miami.

        Pierre Mauger, 42—Mr. Mauger has served as Chief Development Officer and Performance Management Officer since September 2013. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and

Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

        Raul Padilla, 58—Mr. Padilla has served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Previously, he served as Chief Executive Officer of Bunge Argentina since 1999. He joined the company in 1997 as Commercial Director. Mr. Padilla has approximately 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Pedro Parente, 61—Mr. Parente has been President and Chief Executive Officer of Bunge Brazil since joining Bunge in January 2010. From 2003 until December 2009, Mr. Parente served as Chief Operating Officer of Grupo RBS (RBS), a leading Brazilian multimedia company that owns several TV stations, newspapers and radio stations. Prior to joining RBS, Mr. Parente held a variety of high-level posts in the public sector in Brazil. He served as Chief of Staff to the Brazilian President from 1999 to 2002, and as Minister of Planning and Deputy Minister of Finance between 1995 and 1999. Mr. Parente has also served as a consultant to the International Monetary Fund and has worked at the Brazilian Central Bank, Banco do Brasil and in a number of other positions in the Ministry of Finance and Ministry of Planning. He is a former Chairman of the Board of Petrobras and Banco do Brasil. He holds a degree in electrical engineering from the University of Brasília, and is a fellow at the George Washington University Center of Latin American Studies. In January 2014, we announced that Mr. Parente intends to retire in June 2014.

        D. Benedict Pearcy, 45—Mr. Pearcy has been our Chief Development Officer and Managing Director, Sugar and Bioenergy since February 2009. Mr. Pearcy joined Bunge in 1995. Prior to his current position, he was most recently based in Europe, where he served as Vice President, South East Europe since 2007 and Vice President, Eastern Europe from 2003 to 2007. Prior to that, he served as Director of Strategic Planning for Bunge Limited from 2001 to 2003. Prior to joining Bunge, Mr. Pearcy worked at McKinsey & Co. in the United Kingdom. He holds a B.A. in Modern History and Economics from Oxford University and an M.B.A. from Harvard Business School.

        Vicente C. Teixeira, 61—Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as Director of Human Resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as Director of Human Resources and Administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as Human Resources Vice President for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive M.B.A. from PDG/EXEC in Brazil.

        Christopher White, 61—Since January 2014, Mr. White has served as Senior Advisor to the company, assisting with the management of strategic initiatives. Prior to assuming this role, he served as Chief Executive Officer of Bunge Asia from 2006 to December 2013. He joined Bunge as Regional General Manager Asia in March 2003. Over a previous 20-year career with Bristol Myers Squibb, Mr. White served in various capacities, including President of Mead Johnson Nutritionals Worldwide, President of Mead Johnson Nutritionals and Bristol Myers Consumer Products Asia, and Vice President of Finance and Strategy of Mead Johnson. Mr. White is a graduate of Yale University.

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

        Our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by third-party growers. Both sugarcane crop yields and sucrose content depend significantly on weather conditions, such as rainfall and prevailing temperatures, which can vary substantially. For example, droughts and other adverse weather conditions in the Center-South of Brazil have resulted in reduced crop yields across the region over the last three years. This has reduced the supply of sugarcane available to us for processing. In addition, the sucrose content in the sugarcane ultimately harvested has also been lower, further contributing to decreased productivity and greater production costs. As such, unfavorable weather conditions have had and could in the future have a material adverse effect on our sugar operations.

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

        Sugarcane is our principal raw material used in the production of ethanol and sugar. Our ability to secure an adequate supply of sugarcane depends on our ability to negotiate and maintain satisfactory land rights and supply contracts with third parties. Currently, approximately 95% of the land we use for sugarcane cultivation is not owned by us, with such land typically managed through agricultural partnership agreements having an average remaining term of five years. We cannot guarantee that these agreements will be renewed after their respective terms or that any such renewals will be on terms and conditions satisfactory to us. A significant shortage of sugarcane supply or increase in the cost of available sugarcane, including as a result of the termination of our partnership or supply contracts or the inability to enter into alternative arrangements on economic terms, would likely have an adverse effect on our business and financial performance, and such effect could be material.

We are subject to fluctuations in agricultural commodity and other raw material prices caused by other factors outside of our control that could adversely affect our operating results.

        Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting decisions, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions and demand for and supply of, competing commodities and substitutes. These factors may cause volatility in our operating results.

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

        Our operating costs and selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items could adversely affect our operating costs and results.

        We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices as well. Prices for petroleum products and biofuels are affected by market factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results. Additionally, the prices of sugar and sugarcane-based ethanol are also correlated, and, therefore, a decline in world sugar prices may also adversely affect the selling price of the ethanol we produce in Brazil.

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

        Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Item 7A. Management's Discussion and Analysis of Financial

Condition and Results of Operations" and "Item 7. Quantitative and Qualitative Disclosures About Market Risk" for more information.

        Over the last several years, a financial crisis in Europe, triggered by a combination of factors, including high budget deficits and concerns over the sovereign creditworthiness of several European countries, has caused significant turmoil in financial and commodity markets. Despite financial assistance packages and other mitigating actions taken by European and other policymakers, uncertainty over the future of the euro, and worries about sovereign creditworthiness persist. Risks and ongoing concerns about the crisis in Europe have had or could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European corporations and financial institutions. They may also adversely affect consumer confidence levels and spending, which may lead to reduced demand for the products that we sell. There can be no assurance that these conditions and related market turmoil will not deteriorate. To the extent uncertainty regarding the European financial crisis and its effect on the global economic recovery continues to negatively impact consumer and business confidence, our business and results of operations could be significantly and adversely affected.

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

We are subject to economic, political and other risks of doing business globally and in emerging markets.

        We are a global business with substantial assets and operations outside the United States. In addition, part of our strategy involves expanding our business in several emerging market regions, including Eastern Europe, Asia, the Middle East and Africa. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies.

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
  sovereign risk;

  •
  exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

  •
  inadequate infrastructure;

  •
  government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

  •
  the requirement to comply with a wide variety of foreign and U.S. laws and regulations that apply to international operations, including, without limitation, economic sanctions, regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;

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

        Additionally, we have several joint ventures and investments where we may have limited control over governance and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

We are subject to food and feed industry risks.

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, including regulations regarding food and feed safety, nutritional standards and genetically modified organisms (GMOs), shifting customer and consumer preferences and concerns, and potential product liability claims. These matters could adversely affect our business and operating results.

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

        We face significant competition in each of our businesses and we have numerous competitors, some of which are larger and have greater financial resources than we have. As many of the products we sell are global commodities, the markets for our products are highly price competitive and in many cases sensitive to product substitution. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining appropriate market share, and customer relationships. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures or reduce pricing, each of which could have an adverse effect on our business and profitability.

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

We are exposed to credit and counterparty risk relating to our customers in the ordinary course of business. In particular, we advance capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.

        We have various credit terms with customers, and our customers have varying degrees of creditworthiness, which exposes us to the risk of non-payment or other default under our contracts and other arrangements with them. In the event that we experience significant defaults on their payment obligations to us, our financial condition, results of operations or cash flows could be materially and adversely affected.

        In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2013 and 2012, respectively, we had approximately $955 million and $885 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

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

        As of December 31, 2013, we had approximately $4,300 million unused and available borrowing capacity under various committed short and long-term credit facilities and $4,644 million in total indebtedness. Our indebtedness could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past four years include the outsourcing of certain administrative activities in several regions and the rationalization of manufacturing operations, including the closing of facilities and the implementation of a restructuring and consolidation of our operations in Brazil. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

The loss of or a disruption in our manufacturing and distribution operations or other operations and systems could adversely affect our business.

        We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes and disruptions in logistics or information systems, as well as natural disasters, pandemics, acts of terrorism and other external factors over which we have no control. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The loss of, or damage to, any of our facilities could have a material adverse effect on our business, results of operations and financial condition.

Our information technology systems, processes and sites may suffer a significant breach or disruption that may adversely affect our ability to conduct our business.

        Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency or disaster recovery plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2013.

Facilities by Business Area

	(Metric Tons)
	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	139,819	19,031,629
Sugar and Bioenergy	102,400	804,240
Food and Ingredients	66,930	1,739,942
Fertilizer	6,005	734,125

Facilities by Geographic Region

	(Metric Tons)
	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	67,473	7,595,780
South America	175,762	11,154,358
Europe	43,452	2,722,976
Asia	28,467	836,822

        Our corporate headquarters in White Plains, New York, occupies approximately 66,300 square feet of space under a lease that expires in March 2020. We also lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness segment, we have 220 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 51 oilseed processing plants globally. We have 67 merchandising and distribution offices throughout the world.

  Sugar and Bioenergy

        In our sugar and bioenergy segment, we wholly own or hold controlling interests in 8 sugarcane mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Item 1. Business—Sugar and Bioenergy."

  Food and Ingredients

        In our food and ingredients businesses, we have 98 refining, packaging and milling facilities throughout the world. In addition, to facilitate distribution in Brazil, we operate 23 distribution centers.

  Fertilizer

        In our fertilizer segment, we operate 5 fertilizer processing and blending plants in Argentina and a fertilizer port in Brazil.

Item 3.    Legal Proceedings

        We are party to various legal proceedings in the ordinary course of our business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims.

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals, which could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. For example, our Brazilian subsidiaries are regularly audited and subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $132 million as of December 31, 2013 in respect of these claims and other tax contingencies in Brazil. The Brazilian tax claims relate to income tax claims, value-added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Notes 14 and 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $67 million as of December 31, 2013), plus accrued interest in the amount of approximately 750 million Argentine pesos (approximately $115 million as of December 31, 2013). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2012, although no audit notice has yet been issued to our Argentine subsidiary in respect of those years. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of December 31, 2013, totaled approximately $147 million. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to continue to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $71 million as of December 31, 2013 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        We are also a party to a large number of civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $80 million as of December 31, 2013 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include $27 million related to a legacy environmental claim in Brazil, recorded in 2012.

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

(US$)	High	Low
2014
First quarter (to February 21, 2014)	$81.92	$73.51
2013
Fourth quarter	$83.11	$76.11
Third quarter	79.15	71.35
Second quarter	73.51	66.40
First quarter	79.92	72.12
2012
Fourth quarter	$73.82	$67.74
Third quarter	67.30	60.82
Second quarter	69.73	57.83
First quarter	68.44	57.22
2011
Fourth quarter	$63.02	$55.51
Third quarter	73.08	56.10
Second quarter	75.44	65.42
First quarter	74.45	65.39

(b)   Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2013, we had 147,796,784 common shares outstanding which were held by approximately 102 registered holders.

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

        We paid quarterly dividends on our common shares of $0.27 per share in the first two quarters of 2013 and $0.30 per share in the last two quarters of 2013. We paid quarterly dividends on our common shares of $0.25 per share in the first two quarters of 2012 and $0.27 per share in the last two quarters of 2012. We have declared a regular quarterly cash dividend of $0.30 per share payable on March 3, 2014 to shareholders of record on February 18, 2014.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2013, with respect to our equity compensation plans.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by shareholders(1)	6,488,307	(2)	$69.30	(3)	4,810,760	(4)
Equity compensation plans not approved by shareholders(5)	13,613	(6)	—	(7)	—	(8)

Total	6,501,920		$69.30		4,810,760

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,999,768 common shares, performance-based restricted stock unit awards outstanding as to 1,282,600 common shares and 3,810 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 164,400 common shares under our Non-Employee Directors' Equity Incentive Plan, 37,078 unvested restricted stock units and 651 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 13,613 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

(e)   Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2008 through the quarter ended December 31, 2013. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

(f)    Purchases of Equity Securities by Registrant and Affiliated Purchasers

        On December 5, 2012, our Board of Directors approved a $275 million increase to our existing share repurchase program and extended the term of the program indefinitely. Under the expanded program, which was originally established in June 2010, we are authorized to purchase up to $975 million of our common shares. As of December 31, 2013, we had repurchased approximately $474 million of our common shares, leaving approximately $500 million available for future share repurchases under the program. No shares were repurchased during 2013 or 2012.

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

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. You should read this information together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements and related notes. In August 2013, we completed the sale of our Brazilian fertilizer distribution business to Yara and we sold our North American fertilizer joint venture interest to our joint venture partner. As a result, the results of these businesses have been classified as discontinued operations for all periods presented below. Additionally, on December 17, 2013, OCP Group acquired our 50% ownership interest in our fertilizer joint venture in Morocco. Activities of the fertilizer segment reported in continuing operations include our port operations in Brazil, our fertilizer production operations in Argentina and our 50% equity interest in the Morocco joint venture through the date of its sale.

	Year Ended December 31,
(US$ in millions)	2013	2012	2011	2010	2009
Consolidated Statements of Income Data:
Net sales	$61,347	$60,991	$56,097	$43,953	$39,601
Cost of goods sold	(58,587)	(58,418)	(53,470)	(41,640)	(38,641)

Gross profit	2,760	2,573	2,627	2,313	960
Selling, general and administrative expenses	(1,559)	(1,563)	(1,436)	(1,455)	(1,231)
Gain on sale of fertilizer nutrients assets	—	—	—	2,440	—
Interest income	76	53	96	67	95
Interest expense	(363)	(294)	(295)	(294)	(245)
Loss on extinguishment of debt	—	—	—	(90)	—
Foreign exchange gain (loss)	53	88	(16)	44	365
Other (expense) income—net	44	(92)	7	27	64
Goodwill impairment	—	(514)	—	(3)	—
Gain on sale of investments in affiliates	3	85	37	—	—
Gain on acquisition of controlling interest	—	36	—	—	—

Income from continuing operations before income tax	1,014	372	1,020	3,049	8
Income tax (expense) benefit	(904)	6	(55)	(699)	189

Income from continuing operations	110	378	965	2,350	197
Income (loss) from discontinued operations, net of tax	97	(342)	(25)	38	138

Net income	207	36	940	2,388	335
Net loss (income) attributable to noncontrolling interests	99	28	2	(34)	26

Net income attributable to Bunge	306	64	942	2,354	361
Convertible preference share dividends and other obligations	(76)	(36)	(34)	(67)	(78)

Net income available to Bunge common shareholders	$230	$28	$908	$2,287	$283

	Year Ended December 31,
(US$, except outstanding share data)	2013	2012	2011	2010	2009
Per Share Data:
Earnings per common share—basic(1)
Net income (loss) from continuing operations	$0.91	$2.53	$6.37	$15.93	$1.14
Net income (loss) from discontinued operations	0.66	(2.34)	(0.17)	0.27	1.10

Net income (loss) to Bunge common shareholders	$1.57	$0.19	$6.20	$16.20	$2.24

Earnings per common share—diluted(2)
Net income (loss) from continuing operations	$0.90	$2.51	$6.23	$14.82	$1.13
Net income (loss) from discontinued operations	0.65	(2.32)	(0.16)	0.24	1.09

Net income (loss) to Bunge common shareholders	$1.55	$0.19	$6.07	$15.06	$2.22

Cash dividends declared per common share	$1.17	$1.06	$0.98	$0.90	$0.82

Weighted-average common shares outstanding—basic	147,204,155	146,000,541	146,583,128	141,191,136	126,448,071
Weighted-average common shares outstanding—diluted(2)	148,257,382	147,135,486	155,209,045	156,274,814	127,669,822

	Year Ended December 31,
(US$ in millions)	2013	2012	2011	2010	2009
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$2,225	$(457)	$2,614	$(2,435)	$(368)
Cash provided by (used for) investing activities	(429)	(967)	(1,220)	2,509	(952)
Cash provided by (used for) financing activities	(1,565)	1,206	(1,060)	(30)	774

	December 31,
(US$ in millions)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$742	$569	$835	$578	$553
Inventories(3)	5,796	6,590	5,733	6,635	4,862
Working capital	5,237	5,703	6,181	5,811	5,576
Total assets(4)	26,781	27,280	25,221	26,001	21,286
Short-term debt, including current portion of long-term debt	1,465	2,317	733	2,330	197
Long-term debt	3,179	3,532	3,348	2,551	3,618
Mandatory convertible preference shares(2)	—	—	—	—	863
Convertible perpetual preference shares(2)	690	690	690	690	690
Common shares and additional paid-in-capital	4,968	4,910	4,830	4,794	3,626
Total equity	$10,088	$11,255	$12,075	$12,554	$10,365

	Year Ended December 31,
(in millions of metric tons)	2013	2012	2011	2010	2009
Other Data:
Volumes:
Agribusiness	137.4	132.8	117.2	108.7	111.1
Sugar and bioenergy	10.3	8.6	8.2	8.2	6.7
Edible oil products	7.0	6.7	6.0	6.0	5.7
Milling products	4.0	4.3	4.6	4.6	4.3
Total food and ingredients	11.0	11.0	10.6	10.6	10.0
Fertilizer	1.0	1.0	1.1	3.2	5.6

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge's outstanding 862,455 5.125% cumulative mandatory convertible preference shares were mandatorily converted into Bunge common shares on December 1, 2010. The annual dividend on each mandatory convertible preference share was $51.25, payable quarterly. Each mandatory convertible preference share automatically converted on December 1, 2010 at a conversion rate of 9.7596 per share for a total of 8,417,215 of Bunge common shares. Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1131 Bunge Limited common shares (7,680,390 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $4,412 million, $5,306 million, $4,075 million, $4,851 million, $3,380 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(4)
Bunge revised its balance sheet presentation related to a certain trade structured finance program. Amounts for 2010 and 2009 have not been adjusted for the change in presentation and are reported on a net basis in its consolidated balance sheets, rather than on a gross basis.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company operating in the farm-to-consumer food chain. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in the table below that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The unit of measure for all reported volumes is metric tons, a common unit of measure within our industry. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.

  Agribusiness

        In the agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned—representing the margin resulting from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which components are separate commodity products themselves; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing sub-segment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

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

  Sugar and Bioenergy

        Our sugar and bioenergy segment is an integrated business which includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, five of which were acquired in February 2010 in the Moema acquisition, global sugar trading and merchandising activities and investment interest in certain corn-based ethanol producers.

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

  Food and Ingredients

        In the food and ingredients business, which consists of our edible oil products and milling products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the edible oil products segment and the milling products segment are largely sourced at market prices from our agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the agribusiness segment as well as from third parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials which are their primary inputs.

  Fertilizer

        In the fertilizer segment, demand for our products is affected by the profitability of the agricultural sectors we serve, the availability of credit to farmers, agricultural commodity prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvests. Our profitability is impacted by international selling prices for fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, ocean freight rates and other import costs, as well as import volumes at the port facilities we manage in Brazil. As our operations are in South America, primarily Argentina, our results in this segment are typically seasonal, with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the South American agricultural cycle. Reported volumes in this segment reflect third-party sales of our finished products.

        In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is their local currency, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2013, 2012, and 2011 were foreign exchange net translation gains (losses) of $(1,221) million, $(805) million, and $(1,130) million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

        Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as foreign exchange gains (losses).

        We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign exchange translation gains or losses on such permanently invested intercompany loans are reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. In contrast, foreign exchange translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as foreign exchange gains (losses).

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

Results of Operations

  2013 Overview

        Net income attributable to Bunge for 2013 was $306 million compared to $64 million for 2012. Net income for 2013 includes significant tax charges of $512 million for income tax valuation allowances, primarily in the sugar and bioenergy segment from management's evaluation of its net deferred tax assets, primarily net operating loss (NOL) carryforwards, $46 million as a result of new legal precedents that impacted our assessment of an uncertain income tax position in Brazil and provisions related to tax years 2008 through 2010, and $4 million related to the finalization of a European tax audit. Net income for 2013 also includes a $112 million after-tax gain on the sale of our fertilizer distribution business in Brazil to Yara International for cash of $750 million. Net income for 2012 includes a goodwill impairment charge of $327 million (after tax and noncontrolling interest share) in the sugar and bioenergy segment, an after-tax gain of $54 million on the sale of our investment in The Solae Company and an after-tax loss of $342 million associated with discontinued fertilizer operations held for sale at December 31, 2012. This 2012 loss in discontinued operations includes a $266 million valuation allowance for certain tax assets that were no longer expected to be recoverable as a result of the planned sale of the fertilizer business.

        Total segment EBIT of $1,329 million in 2013 increased from $628 million in 2012. EBIT for 2012 was reduced by $496 million from the impairment of goodwill (net of $18 million attributable to noncontrolling interest), and $49 million impairments of equity investments and related affiliate loans, both in our sugar and bioenergy segment, which were partially offset by a $85 million gain in our agribusiness segment from the sale of our interest in The Solae Company and a $36 million gain from the acquisition of a controlling interest in a North American wheat milling business.

        Agribusiness segment EBIT of $1,032 million for the year 2013 was $15 million below 2012 segment EBIT of $1,047 million. The first six months of 2013 showed a market suffering from effects of the 2012 droughts in the U.S. and Black Sea region. This was followed by a transition in the third quarter as the market moved from a deficit position to a surplus with very strong South American crops followed by stronger production in the northern hemisphere at the end of the year. Volumes in the segment increased 3% from 2012 to 2013, while gross profit was essentially flat. Higher volume was largely offset by increased logistics costs, primarily in Brazil which experienced a challenging environment due to the combination of its record crops and changes in the country's trucking policies. Despite these challenges, results in our Brazilian agribusiness operations were a record in 2013, as were our soybean processing results in the U.S. and China. The larger crops also benefitted our soybean processing operations in Spain and our European distribution business, particularly to the Middle East. Softseed margins also recovered in the second half of 2013 with the arrival of new crops, boosting results in our European operations. Offsetting these improved results were weaker results in grain origination in Argentina, North America and Europe and lower oilseed trading and distribution results in Asia.

        Sugar and bioenergy segment EBIT was a loss of $60 million compared to a much larger loss of $637 million in 2012, which included a goodwill impairment charge of $496 million and impairment charges of $39 million related to the write-down of an equity investment in a North American corn ethanol joint venture and a loan to the joint venture. EBIT for 2013 was impacted by $28 million of impairment and restructuring charges as we incurred charges in our efforts to reduce future costs, buying out of some equipment leases and reducing personnel. Overall, our normalized results improved year-over-year with stronger trading and merchandising results and better results in our U.S. ethanol joint ventures only partially offset by a lower contribution from our industrial operations, mainly as a result of lower sugar prices, lower sucrose content in the cane (ATR) and lower sales volumes.

        In our food and ingredients businesses, edible oil products EBIT increased to $163 million in 2013 from $80 million in 2012 driven by higher results in all of our operating regions with particular improvements in our Brazilian business led by higher results in margarine. In 2012, our Brazilian business struggled through challenges associated with an ERP system implementation. Our North American operations reported lower volumes, but good margins on improved product mix. Our European operations benefitted primarily from increased volumes, and our Asia operations improved on lower raw material costs and higher volumes. Milling products segment EBIT increased to $125 million from $115 million in 2012 which included a $36 million gain on the acquisition of a controlling interest in a North American wheat milling business. Excluding this gain, results of milling activities in all regions improved over last year with the largest improvement in Brazilian wheat milling, which benefitted from well-executed wheat import programs from North America, which replaced wheat volumes from Argentina. U.S. corn milling results also increased over last year as a result of higher corn milling yields.

        Fertilizer segment EBIT increased to $69 million in 2013 compared to $23 million in 2012 driven by strong results in our Brazilian fertilizer port operations. This was partially offset by lower results in our operations in Argentina as corn and wheat planting areas were reduced by drought. Results in 2013 included a gain of $32 million related to the sale of Bunge's rights to certain legal claims.

  Segment Results

        Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar and ethanol trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in May 2010, the sale of the Brazilian fertilizer blending and distribution and North American fertilizer businesses which were presented as discontinued operations (see Note 3), and the sale of Bunge's 50% ownership interest in its joint venture in Morocco, the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Volume (in thousands of metric tons):
Agribusiness	137,405	132,760	117,155
Sugar and Bioenergy	10,316	8,587	8,238
Edible Oil Products	6,972	6,654	5,989
Milling Products	4,034	4,262	4,617
Fertilizer	958	986	1,141
Net sales:
Agribusiness	$45,507	$44,561	$38,844
Sugar and Bioenergy	4,215	4,659	5,842
Edible Oil Products	9,165	9,472	8,839
Milling Products	2,012	1,833	2,006
Fertilizer	448	466	566

Total	$61,347	$60,991	$56,097

Cost of goods sold:
Agribusiness	$(43,710)	$(42,775)	$(37,157)
Sugar and Bioenergy	(4,123)	(4,595)	(5,693)
Edible Oil Products	(8,625)	(9,026)	(8,377)
Milling Products	(1,750)	(1,632)	(1,772)
Fertilizer	(379)	(390)	(471)

Total	$(58,587)	$(58,418)	$(53,470)

Gross profit:
Agribusiness	$1,797	$1,786	$1,687
Sugar and Bioenergy	92	64	149
Edible Oil Products	540	446	462
Milling Products	262	201	234
Fertilizer	69	76	95

Total	$2,760	$2,573	$2,627

Selling, general & administrative expenses:
Agribusiness	$(836)	$(858)	$(774)
Sugar and Bioenergy	(166)	(194)	(167)
Edible Oil Products	(384)	(353)	(325)
Milling Products	(139)	(123)	(132)
Fertilizer	(34)	(35)	(38)

Total	$(1,559)	$(1,563)	$(1,436)

Foreign exchange gain (loss):
Agribusiness	$41	$111	$(16)
Sugar and Bioenergy	3	(15)	(4)
Edible Oil Products	5	(8)	3
Milling Products	(1)	1	—
Fertilizer	5	(1)	1

Total	$53	$88	$(16)

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Noncontrolling interests:
Agribusiness	$31	$(9)	$(18)
Sugar and Bioenergy	9	25	(2)
Edible Oil Products	(7)	2	(6)
Milling Products	—	—	—
Fertilizer	(5)	(3)	(4)

Total	$28	$15	$(30)

Other income (expense):
Agribusiness	$(2)	$(68)	$(11)
Sugar and Bioenergy	2	(3)	4
Edible Oil Products	10	(7)	3
Milling Products	3	—	2
Fertilizer	34	(14)	9

Total	$47	$(92)	$7

Gain on sales of agribusiness investments in affiliates	$—	$85	$37

Gain on acquisition of milling business controlling interest	$—	$36	$—

Loss on impairment of sugar and bioenergy goodwill	$—	$(514)	$—

Segment earnings before interest and tax(1)
Agribusiness	$1,032	$1,047	$905
Sugar and Bioenergy	(60)	(637)	(20)
Edible Oil Products	163	80	137
Milling Products	125	115	104
Fertilizer	69	23	63

Total	$1,329	$628	$1,189

Depreciation, depletion and amortization:
Agribusiness	$(240)	$(221)	$(184)
Sugar and Bioenergy	(184)	(175)	(171)
Edible Oil Products	(99)	(93)	(87)
Milling Products	(28)	(30)	(27)
Fertilizer	(17)	(18)	(24)

Total	$(568)	$(537)	$(493)

Net income attributable to Bunge	$306	$64	$942

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Total segment earnings from continuing operations before interest and tax	$1,329	$628	$1,189
Interest income	76	53	96
Interest expense	(363)	(294)	(295)
Income tax (expense) benefit	(904)	6	(55)
Income from discontinued operations	97	(342)	(25)
Noncontrolling interests' share of interest and tax	71	13	32

Net income attributable to Bunge	$306	$64	$942

  2013 Compared to 2012

        Agribusiness Segment—Agribusiness segment net sales increased 2% to $46 billion in 2013 compared to $45 billion in 2012. Volumes were 3% higher in 2013 which drove most of the increase in net sales compared to 2012 and resulted primarily from the record large Brazilian harvest and higher distribution volumes into Asia. Volumes were slightly lower in North America and Europe as these regions recovered from droughts in 2012. Price increases in the first half of 2013 were offset by price declines in the second half of the year resulting from large South American harvests followed by large Northern Hemisphere harvests at the end of the year.

        Cost of goods sold increased 2% in 2013 compared to 2012 primarily as a result of the higher volumes in 2013. The impact of the volume increase was partially offset by the favorable impact of the devaluation of the Brazilian real and Argentine peso relative to the U.S. dollar on the valuation of U.S. dollar-denominated inventories. Cost of goods sold for 2012 includes a charge of $25 million related to certain value-added taxes in Brazil.

        Gross profit was essentially flat in 2013 compared with 2012 with higher volumes largely offset by the impact of the devaluation of the Brazilian real and Argentine peso relative to the U.S. dollar on the valuation of U.S. dollar-denominated inventories.

        SG&A expenses decreased to $836 million in 2013 from $858 million in 2012. The reduction resulted largely from the favorable impact of the devaluation of the Brazilian real and Argentine peso when compared to the U.S. dollar on local currency costs, G&A cost reduction efforts during 2013 and lower bad debt expenses and higher bad debt recoveries in Brazil.

        Foreign exchange gains were $41 million in 2013 compared to gains of $111 million in 2012 and related primarily to the 2013 weakening of international currencies, particularly the Brazilian real and Argentine peso, relative to the U.S. dollar. Foreign exchange results in both 2013 and 2012 were partially offset by inventory mark-to-market impacts included in cost of goods sold.

        Noncontrolling interests was a loss of $31 million in 2013 compared to $9 million of income in 2012, and represents the noncontrolling interests' share of results at our non-wholly owned subsidiaries. The losses in 2013 primarily reflected $27 million of losses in the investment funds acquired in 2012 as well as losses in our European and North American oilseed processing joint ventures, largely driven by the tight crop situation for most of the year.

        Other income (expense) for 2013 was expense of $2 million compared to expense of $68 million in 2012. The reduction in net expense from 2012 results from a $66 million loss in 2012 from the sale of certain recoverable tax assets in Brazil at a discount and a 2012 impairment charge of $9 million related to two equity method investments in European biodiesel producers.

        Gain on sale of investments in affiliates of $85 million pre-tax in 2012 resulted from the sale of our investment in Solae, a North American soy ingredients joint venture, to our joint venture partner.

        Agribusiness segment EBIT was essentially flat compared to last year, decreasing by $15 million to $1,032 million.

        Sugar and Bioenergy Segment—Sugar and Bioenergy segment net sales decreased 10% to $4,215 million compared to $4,659 million in 2012. The decreased sales were primarily driven by a significant decline in prices, particularly sugar compared with 2012. Average selling prices in 2013 were 26% lower than the previous year. The impact of these price declines was partially offset by a 32% increase in volumes in our trading and merchandising business in 2013 that was only partially offset by a reduction in sales volumes in our industrial business.

        Cost of goods sold decreased 10% in 2013 compared to 2012 driven primarily by lower overall sugar prices in our trading and merchandising business and a weaker Brazilian real, which was partially offset by increased sales volumes in our trading and merchandising business.

        Gross profit increased 44% to $92 million in 2013 from $64 million in 2012 primarily as a result of strong trading and merchandising volumes and good risk management performance, as well as increased production (cane crushing) volumes, which improved capacity utilization and reduced unitary costs.

        SG&A expenses decreased to $166 million in 2013 from $194 million in 2012, which included a $29 million charge for impairment of a loan receivable from a North American corn ethanol joint venture and a gain of $16 million related to the sale of an investment in a logistics facility in Brazil. SG&A benefited from the weakening of the Brazilian real in 2013 compared with 2012. SG&A in 2013 included impairment and restructuring charges of $11 million related to our cost reduction efforts in our industrial business.

        Foreign exchange gains were $3 million in 2013 compared to losses of $15 million in 2012, which were related to movements of the Brazilian real.

        Noncontrolling interests were $9 million of losses in 2013 compared to $25 million of losses in 2012 and represent the noncontrolling interests' shares of period losses from our non-wholly owned Brazilian sugarcane mills.

        Equity of earnings in affiliates was a loss of $2 million in 2013 compared with losses of $27 million in 2012, which included a charge of $10 million related to the write-down of an investment in a North American bioenergy joint venture.

        Other income (expense)—net was a gain of $2 million in 2013 compared to a loss of $3 million in 2012 primarily due to improved results in our North American bioenergy investments.

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

        Segment EBIT improved by $577 million to a loss of $60 million in 2013 from a loss of $637 million in 2012. Included in the 2012 period were $496 million of non-cash impairment charges for goodwill and $39 million of charges related to write-downs of an investment in and loan receivable from a North American biofuels company and a $16 million gain on the sale of a logistics asset in Brazil. Higher gross profit in 2013 and lower SG&A expenses combined with improved performance in our North American bioenergy investments and foreign exchange gains in the period contributed to the improvement.

        Edible Oil Products Segment—Edible oil products segment net sales decreased 3% to $9,165 million in 2013 compared to $9,472 million in 2012 as a result of lower average selling prices in 2013, due to the reduction in vegetable oil commodity prices, that were partially offset by a 5% increase in volumes, primarily in Europe and Asia.

        Cost of goods sold decreased 4% in 2013 compared to 2012 primarily due to lower raw material prices as commodity prices declined in the latter half of 2013 due to increased crop production in key production regions. Lower costs were partially offset by the higher sales volumes.

        Gross profit increased 21% to $540 million in 2013 from $446 million in 2012. The increase was primarily due to the 5% increase in volumes, which stemmed from a 31% increase in volumes in Brazil, which struggled with an ERP system implementation in 2012. Margins also improved in Brazil with strong pricing management in a market of declining raw material prices. Results were also higher in North America, which benefited from higher margins.

        SG&A expenses increased to $384 million in 2013 from $353 million in 2012. The 9% increase is primarily due to a result of increased advertising and other selling expenditures consistent with the volume increases. These were partially offset by the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar during 2013.

        Foreign exchange gains were $5 million in 2013 compared to losses of $8 million in 2012, which were related to movements of the Brazilian real.

        Noncontrolling interests were $7 million of income in 2013 compared to $2 million of losses in 2012 and represents the noncontrolling interests' share of period income at our non-wholly-owned subsidiaries, primarily our European operations.

        Other income (expense)—net was income of $10 million in 2013 compared to expense of $7 million in 2012. Other income in 2013 included a $9 million gain on the sale of certain legal claims in Brazil. Other expense for 2012 included a loss of $7 million related to the sale of long-term recoverable tax credits in Brazil.

        Segment EBIT increased $83 million to $163 million in 2013 from $80 million in 2012 as a result of higher gross profit, the gain on the sale of certain legal claims in Brazil and foreign exchange gains in 2013.

        Milling Products Segment—Milling products segment net sales increased 10% to $2,012 million in 2013 compared to $1,833 million in 2012. The net increase in sales was primarily due to higher average selling prices, primarily in the first half of the year before the market began to move from wheat and corn deficits to surpluses in the third quarter of 2013. These price increases were partially offset by a 5% decrease in volumes, primarily in Brazilian wheat milling, where volumes declined due to an increased focus on margins.

        Cost of goods sold increased 7% in 2013 compared with 2012 primarily as a result of higher commodity prices when compared to 2012 partially offset by the impact of lower volumes.

        Gross profit increased 30% to $262 million in 2013 from $201 million in 2012 primarily due to our Brazilian wheat milling operations focused on margin management and largely recovering from difficulties associated with a system implementation in 2012. We also benefitted from a full year of results from the consolidation of our 2012 acquisition of a controlling interest in a wheat milling business in Mexico, where volumes and margins improved.

        SG&A expenses increased to $139 million in 2013 from $123 million in 2012. The 13% increase is primarily due to additional costs from inclusion of our wheat milling business in Mexico partially offset by the favorable impact of the weakening Brazilian real relative to the U.S. dollar. SG&A in 2013 included a $7 million charge related to recoverable taxes in Brazil.

        Other income (expense)—net was income of $3 million in 2013 compared to nil in 2012. Included in 2013 is a $6 million gain on the sale of certain legal claims in Brazil.

        Gain on acquisition of controlling interest of $36 million in 2012 relates to the adjustment to fair value of the previously held noncontrolling interest in a North American wheat milling operation upon assuming control of that operation in the second quarter of 2012.

        Segment EBIT increased $10 million to $125 million in 2013 from $115 million in 2012. The result for 2013 was driven by higher gross profit. Included in 2012 was a gain on acquisition of controlling interest of $36 million.

        Fertilizer Segment—Fertilizer segment net sales decreased 4% to $448 million in 2013 compared to $466 million in 2012. Net sales decreased primarily due to lower average selling prices which declined 1% and a 3% decrease in sales volumes from reduced corn and wheat planting in Argentina as a result of a drought.

        Cost of goods sold decreased 3% in 2013 compared to 2012 primarily as a result of sales volume decreases.

        Gross profit decreased 9% to $69 million in 2013 from $76 million in 2012. The decrease in gross profit was primarily driven by lower 2013 margins in Argentina.

        SG&A decreased to $34 million in 2013 compared with $35 million in the same period of 2012 and resulted largely from the favorable impact of the devaluation of the Argentine peso on local currency costs.

        Foreign exchange gains were $5 million in 2013 compared to losses of $1 million in 2012.

        Noncontrolling interests were $5 million of income in 2013 compared to $3 million of income in 2012 and represent the noncontrolling interests' share of period income at our non-wholly-owned subsidiaries, primarily in our fertilizer port terminal operations in Brazil.

        Other income (expense)—net was income of $34 million in 2013 compared to a loss of $14 million in 2012. The improved results stemmed from a $32 million gain on the sale of certain legal claims in Brazil and reduced losses in our Moroccan phosphate joint venture, which was sold in December 2013

        Segment EBIT increased $46 million to $69 million in 2013 from $23 million in 2012 driven by the $32 million gain on the sale of certain legal claims in Brazil and lower losses in our Moroccan joint venture.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2013	2012
Interest income	$76	$53
Interest expense	(363)	(294)

        Interest income increased when compared to 2012 as a result of higher average interest bearing cash balances. Interest expense increased when compared to the same period last year primarily due to higher average local borrowings and borrowing rates. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense—In 2013, income tax expense from continuing operations was $904 million compared to an income tax benefit of $6 million in 2012. The effective tax rate in 2013 increased to 89% compared to a benefit of 2% in 2012 primarily due to the full valuation allowances of $464 million related to our Brazil sugar operations and to other valuation allowances and discrete income tax charges of $98 million. The effective tax rate for 2012 was a benefit of 2% which included a tax benefit of $175 million related to the goodwill impairment charge in our sugar and bioenergy segment. Goodwill amortization is tax deductible in Brazil. This benefit reduced the effective tax rate for 2012 by 20%.

        Discontinued Operations—Discontinued operations results in 2013 were income of $97 million, net of tax, compared to a loss of $342 million, net of tax, in 2012. Results in 2013 were driven by the gain on the sale of the fertilizer blending and distribution business of $112 million, net of tax. The net after-tax loss of $342 million in 2012 is primarily the result of nonrecurring charges associated with the then pending sale of the Brazilian fertilizer blending and distribution operations, including an after-tax charge of $32 million related to an evaluation of the impact of the pending sale on recovery of long-term receivables from farmers in Brazil and a charge of $266 million related to an income tax valuation allowance as the pending sale of the business reduced our ability to utilize this tax asset. Results of operations for the discontinued businesses were a loss of $44 million in 2012 and resulted from weakness in the Brazilian fertilizer market and an after-tax charge of $18 million related to a provision for a legacy environmental claim from 1998 in Brazil.

        Net Income Attributable to Bunge—In 2013, net income attributable to Bunge increased to $306 million from $64 million in 2012. Net income attributable to Bunge for 2013 includes significant tax charges of $512 million for income tax valuation allowances, primarily in the sugar and bioenergy segment from management's evaluation of its net operating loss (NOL) carryfowards, $46 million as a result of new legal precedents that impacted our assessment of an uncertain income tax position in Brazil and provisions related to tax years 2008 through 2010, and $4 million related to the finalization of a European tax audit. Net income attributable to Bunge for 2013 also includes a $112 million after-tax gain on the sale of our fertilizer blending and distribution business in Brazil to Yara International for cash of $750 million. Net income attributable to Bunge for 2012 includes a goodwill impairment charge of $327 million (after-tax and noncontrolling interest share) in the sugar and bioenergy segment, an after-tax gain of $54 million on the sale of our investment in The Solae Company and an after-tax loss of $342 million associated with discontinued fertilizer operations held for sale at December 31, 2012. This 2012 loss in discontinued operations includes a $266 million valuation allowance for certain tax assets that were no longer expected to be recoverable as a result of the planned sale of the fertilizer blending and distribution business.

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

        Discontinued Operations—In December 2012, Bunge entered into a definitive agreement with Yara International ASA (Yara) under which Yara will acquire Bunge's Brazilian fertilizer business including blending facilities, brands and warehouses. As a result of this transaction, Bunge will exit its Brazilian fertilizer business and has reported the results from these operations as discontinued operations. Additionally, in December 2012 Bunge announced the sale of its interest in its fertilizer distribution venture to its partner GROWMARK, Inc. and would cease its North American fertilizer distribution operations in 2013, and has classified the results of those operations as discontinued operations. The net after-tax loss of $342 million in 2012 is primarily the result of nonrecurring charges associated with the pending sale of the Brazilian fertilizer operations, including an after-tax charge of $32 million related to an evaluation of the impact of the pending sale on recovery of long-term receivables from farmers in Brazil and a charge of $266 million related to an income tax valuation allowance as the pending sale of the business has reduced our ability to utilize this tax asset. Results of operations for the discontinued businesses were a loss of $44 million in 2012 and resulted from weakness in the Brazilian fertilizer market and an after-tax charge of $18 million related to a provision for a legacy environmental claim from 1998 in Brazil. Results from discontinued operations for 2011 were a loss of $25 million.

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

Liquidity and Capital Resources

  Liquidity

        Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various bilateral and revolving credit facilities, term loans and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.42 and 1.50 at December 31, 2013 and 2012, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents were $742 million at December 31, 2013 and $569 million at December 31, 2012. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Under our policy, cash balances have been primarily invested in short term deposits with highly-rated financial institutions and U.S. government securities. Investment criteria for selecting counterparties are the short-term credit rating and credit default swap spread of the counterparty and the long-term sovereign rating of the country where the counterparty is domiciled.

        Readily Marketable Inventories—Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,163 million at December 31, 2013 and $4,892 million at December 31, 2012. Of these amounts $2,927 million and $3,442 million were attributable to merchandising activities at December 31, 2013 and December 31, 2012, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $182 million and $199 million at December 31, 2013 and December 31, 2012, respectively. Of these, $109 million and $144 million were inventories carried at fair value at December 31, 2013 and December 31, 2012, respectively, in our trading and merchandising business. Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market. Readily marketable inventories at fair value in the aggregate amount of $67 million and $215 million at December 31, 2013 and December 31, 2012, respectively, were included in our edible oil products segment inventories.

        We recorded interest expense on debt financing readily marketable inventories of $77 million and $133 million in the years ended December 31, 2013 and 2012, respectively.

        Financing Arrangements and Outstanding Indebtedness—We conduct most of our financing activities through a centralized financing structure that provides the company efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

        Revolving Credit Facilities—At December 31, 2013, we had approximately $4,800 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,300 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2013	December 31, 2013	December 31, 2012
		(US$ in millions)
Commercial Paper	2016	$600	$100	$—
Long-Term Revolving Credit Facilities(1)	2014 - 2018	4,200	400	—

Total		$4,800	$500	$—

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

        In November 2013 we entered into five unsecured $100 million bilateral three-year revolving credit agreements with certain lenders. Borrowings under the credit agreements bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreements that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under these credit agreements at December 31, 2013.

        On June 24, 2013, we entered into an unsecured $200 million three-year revolving credit agreement with a certain lender. Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under this credit agreement at December 31, 2013.

        On May 30, 2013, we entered into an unsecured $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the lenders initially made available up to $368 million of loans, which has been increased to $665 million in December 2013 concurrent with the scheduled repayment in full of our obligations under an existing term loan facility under which $300 million of principal amount was outstanding. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based also on the ratings of our long-term senior unsecured debt. There were no borrowings outstanding under this credit agreement at December 31, 2013.

        Our commercial paper program is supported by committed back-up bank credit lines (the Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under our commercial paper program. In January 2013, we increased the commitments under the Liquidity Facility by $74 million to $600 million and therefore simultaneously increased the size of our commercial paper program to $600 million. At December 31, 2013, there was $100 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility. Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

        We had no borrowings outstanding at December 31, 2013 under our syndicated $1,085 million revolving credit facility that matures on November 17, 2016. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

        We had no borrowings outstanding at December 31, 2013 under our $1,750 million revolving credit facility that matures on April 19, 2014. Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.30% to 2.75%, per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit facility that remain undrawn are subject to a commitment fee payable quarterly on the average undrawn portion of the credit facility at 35% of the applicable margin. We are in the process of renewing this credit facility, which is expected to close in March, 2014.

        In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2013 and 2012, $120 million and $1,000 million, respectively, were outstanding under these bilateral short-term credit lines.

        Short and long-term debt—Our short and long-term debt decreased by $1,205 million at December 31, 2013 from December 31, 2012, primarily due to lower working capital financing requirements, driven by lower commodity prices and the sale of our Brazilian fertilizer blending and distribution business. For the year ended December 31, 2013, our average short and long-term debt outstanding was approximately $6,465 million compared to $6,338 million for the year ended December 31, 2012. Our long-term debt outstanding balance was $3,941 million at December 31, 2013 compared to $4,251 million at December 31, 2012. The following table summarizes our short-term debt activity at December 31, 2013.

(US$ in millions)	Outstanding Balance at December 31, 2013	Weighted Average Interest Rate at December 31, 2013	Highest Balance Outstanding During 2013(1)	Average Balance During 2013(1)	Weighted Average Interest Rate During 2013
Bank Borrowings	$603	8.09%	$2,253	$2,013	5.32%
Commercial Paper	100	0.37%	276	152	0.38%

Total	$703	6.99%	$2,529	$2,165	4.97%

(1)
Based on quarter end balances.

        The following table summarizes our short and long-term indebtedness:

	December 31,
(US$ in millions)	2013	2012
Short-term debt:
Short-term debt(1)(2)	$703	$1,598
Current portion of long-term debt	762	719

Total short-term debt	1,465	2,317
Long-term debt(3):
Bilateral revolving credit facilities expiry 2016(4)	400	—
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	—	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)	—	100
5.875% Senior Notes due 2013	—	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016(5)(6)	27	42
Other	348	323

Subtotal	3,607	3,897

Less: Current portion of long-term debt	(762)	(719)

Total long-term debt excluding investment fund debt	2,845	3,178
Consolidated investment fund debt due 2014(7)	334	354

Total debt	$4,644	$5,849

(1)
Includes $285 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 14.91% as of December 31, 2013 and $378 million at a weighted-average interest rate of 18.78% as of December 31, 2012.

(2)
Includes secured debt of $2 million at December 31, 2013.

(3)
Includes secured debt of $198 million and $130 million at December 31, 2013 and December 31, 2012, respectively.

(4)
In June and November of 2013, we entered into unsecured bilateral three-year revolving credit agreements totaling $700 million with certain lenders, maturing in 2016.

(5)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(6)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum at December 31, 2013 and 2012, respectively.

(7)
Consolidated investment fund debt matures at various dates through 2019 with no recourse to Bunge. Bunge elected to account for $257 million and $259 million at fair value as of December 31, 2013 and 2012, respectively, and the remaining is accounted for at amortized cost.

        Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2013 were as follows:

	Short-term Debt	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB-	Stable
Moody's	P-1	Baa2	Negative
Fitch	Not Rated	BBB	Stable

        Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms subject to prevailing market conditions. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2013.

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

        Equity—Total equity was $10,088 million at December 31, 2013, as set forth in the following table:

	December 31,
(US$ in millions)	2013	2012
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,967	4,909
Retained earnings	6,891	6,792
Accumulated other comprehensive income	(2,572)	(1,410)
Treasury shares, at cost (2013 and 2012—1,933,286)	(120)	(120)

Total Bunge shareholders' equity	9,857	10,862
Noncontrolling interests	231	393

Total equity	$10,088	$11,255

        Total Bunge shareholders' equity decreased to $10,088 million at December 31, 2013 from $11,255 million at December 31, 2012. The change in equity was due primarily to cumulative translation losses of $(1,221) million and declared dividends to common and preferred shareholders of $173 million and $34 million, respectively, partially offset by net income attributable to Bunge for the year ended December 31, 2013 of $306 million.

        Noncontrolling interest decreased to $231 million at December 31, 2013 from $393 million at December 31, 2012 due to net losses, including significant losses in certain of our sugar and bioenergy joint ventures, and losses in the investment funds which are consolidated in our financial statements.

        At December 31, 2013, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1131 Bunge Limited common shares, based on the conversion price of $89.8378 per share, subject to certain additional anti-dilution adjustments (which represents 7,680,390 Bunge Limited common shares at December 31, 2013). At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        2013 Compared to 2012—In 2013, our cash and cash equivalents increased by $173 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2012, our cash and cash equivalents decreased by $266 million.

        Cash provided by our operating activities was $2,225 million for the year ended December 31, 2013 compared to cash used of $457 million for the year ended December 31, 2012. The cash flow provided by operating activities for the year ended December 31, 2013 resulted from a combination of net income adjusted for non-cash charges and lower average commodity prices during the year, which reduced working capital requirements. Non-cash charges in 2013 included an income tax valuation allowance of $464 million related to our industrial sugar business in Brazil. The net cash outflows for operating activities for the year ended December 31, 2012 were principally due to significant increases in commodity prices during that period as a result of the 2012 U.S. drought.

        Certain of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. U.S. dollar-denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2013 and December 31, 2012, we recorded foreign exchange gains of $48 million and $74 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $429 million for the year ended December 31, 2013 compared to cash used of $967 million for the year ended December 31, 2012. The significantly lower utilization for investing activities in the 2013 period resulted from $750 million of cash proceeds from the sale of our Brazilian fertilizer distribution business to Yara, the sale of our 50% ownership interest in our Morocco fertilizer business for $37 million and the sale of property from our consolidated investment funds of $48 million. These proceeds offset capital expenditures during the period as well as our purchases of a wheat milling business in Mexico for $310 million, a wheat mill in Brazil for $35 million, and two biodiesel facilities adjacent to our plants in Europe from our joint venture for $11 million (all amounts net of cash acquired).

        For the year ended December 31, 2012, cash used for investing activities primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the U.S. and Canada, construction of a refining facility in India and construction of a port terminal in Brazil. In addition to capital expenditures, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling business for $102 million net of cash acquired, and redeemable noncontrolling interest of $8 million, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million and controlling interest in a European oilseed processing and biodiesel joint venture for $54 million consisting of $17 million in cash and redeemable noncontrolling interest of $37 million. Finally, we acquired a margarine business in Poland for $7 million in cash. Cash used for the year ended December 31, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.

        Investments in affiliates in 2013 included primarily additional investments in a wet corn milling entity and investments in a port operation, both in Argentina, and investments in our Solazyme-Bunge joint venture to produce vegetable oil from sugar produced in one of our mills in Brazil. Investments in 2012 involved activities related to the construction of an oilseed processing plant in Paraguay, construction of a wet corn milling plant in Argentina, an investment in a palm plantation joint venture in Indonesia and an additional investment in a North American corn ethanol joint venture.

        Cash used for financing activities was $1,565 million in the year ended December 31, 2013 compared to cash provided by of $1,206 million for the year ended December 31, 2012. For the year ended December 31, 2013, operating cash inflows reflected a declining commodity price environment and the cash collected from the sale of our Brazilian fertilizer distribution business, both of which reduced our financing requirements. In 2012, we had a net increase of $1,368 million in borrowings due to increased working capital requirements related to higher commodity prices. Dividends paid to our common shareholders in the years ended December 31, 2013 and 2012 were $167 million and $151 million, respectively. Dividends paid to holders of our convertible preference shares were $34 million for the years ended December 31, 2013 and 2012. There were no shares repurchased under our share repurchase program during either of the years ended December 31, 2013 or 2012.

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

        Certain of our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. U.S. dollar-denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2012 and December 31, 2011, we recorded a foreign exchange gain of $74 million and a loss of $113 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

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

        Trade Receivable Securitization Program—Our trade receivable securitization program initially entered into in June 2011, provides us with an additional source of liquidity. The program provides funding for up to $700 million against receivables sold into the program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables sold under the securitization program will terminate on May 28, 2014 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

        At December 31, 2013 and 2012, $696 million and $772 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the program totaled $12,596 million and $13,823 million for the years ended December 31, 2013 and 2012, respectively. In addition, cash collections from customers on receivables previously sold were $12,769 million and $14,031 million for the years ended December 31, 2013 and 2012, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the program for the years ended December 31, 2013 and 2012 were $12,779 million and $14,054 million, respectively. These sales resulted in discounts of $7 million and $8 million for the years ended December 31, 2013 and 2012, respectively, and $5 million for the period from inception of the program through December 31, 2011, which were included in SG&A in the consolidated statements of income. Servicing fees under the program were not significant in any period.

        Bunge's risk of loss following the sale of the accounts receivable is limited to the deferred purchase price receivable, ("DPP"), which at December 31, 2013 and 2012 had a fair value of $96 million and $134 million, respectively, and is included in other current assets in Bunge's consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable sold under the program during the years ended December 31, 2013 and 2012 and the period from inception of the program through December 31, 2011 were insignificant. Bunge has reflected all cash flows under the securitization program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2013 and 2012 and the period from inception of the program through December 31, 2011, including collections on DPP of $1,465 million, $1,661 million, and $814 million, respectively.

  Brazilian Farmer Credit

        Background—We advance funds to farmers, primarily in Brazil, through secured advances to suppliers and prepaid commodity purchase contracts. We have also sold fertilizer to farmers, primarily in Brazil, on credit. All of these activities are generally intended to be short-term in nature. The ability of our customers and suppliers to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured by the farmer's crop and, in many cases, the farmer's land and other assets. Upon farmer default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. As a result, once accounts have been submitted to the judicial process for recovery, we may also seek to renegotiate certain terms with the defaulting farmer in order to accelerate recovery of amounts owed. In addition, we have tightened our credit policies to reduce exposure to higher risk accounts and have increased collateral requirements for certain customers.

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2012 to December 31, 2013, the Brazilian real devalued by approximately 14%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

        On August 8, 2013, Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara International ASA for $750 million in cash. As a result of the transaction, Bunge will no longer have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Included in this transaction were current fertilizer trade accounts receivables. Long-term fertilizer receivables were excluded from the transaction. As a result of the entry into the agreement for the sale of the Brazilian fertilizer operations in 2012, we reassessed the collectability of certain of the long-term receivables as a result of our exit from the Brazilian fertilizer market. This resulted in additional reserves of $49 million being recorded in the year ended December 31, 2012.

        The table below details our Brazilian fertilizer trade accounts receivable balances and the related allowances for doubtful accounts as of the dates indicated:

	December 31,
(US$ in millions, except percentages)	2013	2012
Trade accounts receivable (current)(1)	$24	$27
Allowance for doubtful accounts (current)	4	5
Trade accounts receivable (non-current)(2)	148	176
Allowance for doubtful accounts (non-current)(2)	141	159
Total trade accounts receivable (current and non-current)	172	203
Total allowance for doubtful accounts (current and non-current)	145	164
Total allowance for doubtful accounts as a percentage of total trade accounts receivable	84%	81%

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

        Interest earned on secured advances to suppliers of $32 million, $27 million and $25 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 12 of the notes to the consolidated financial statements for more information.

	December 31,
(US$ in millions)	2013	2012
Prepaid commodity contracts	$203	$277
Secured advances to suppliers (current)	570	396

Total (current)	773	673
Commodities not yet priced(1)	(16)	(5)

Net	757	668
Secured advances to suppliers (non-current)	183	212

Total (current and non-current)	940	880

Allowance for uncollectible amounts (current and non-current)	$(75)	$(78)

(1)
Soybeans delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2013 and December 31, 2012, respectively.

  Capital Expenditures

        Our cash payments made for capital expenditures were $1,042 million, $1,095 million and $1,125 million for the years ended December 31, 2013, 2012 and 2011, respectively. We intend to make capital expenditures of approximately $900 million in 2014. Our priorities for 2014 capital expenditures are maintenance, safety and environmental programs first (where we expect to use approximately 40% of our funds allocated to capital expenditures), projects enhancing productivity of our operations, second, and growth projects, third. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2013:

(US$ in millions)	Maximum Potential Future Payments Future Payments
Unconsolidated affiliates financing(1)	$25
Residual value guarantee(2)	90

Total	$115

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2013, we had no outstanding obligation recorded related to these guarantees.

(2)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At December 31, 2013, our recorded obligation related to these guarantees was $3 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries. At December 31, 2013, debt with a carrying amount of $3,302 million related to these guarantees is included in our consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2014	2015 - 2016	2017 - 2018	2019 and there after
Short-term debt(1)	$703	$703	$—	$—	$—
Variable interest rate obligations(1)	26	12	11	2	1
Long-term debt(1)(2)	3,916	760	1,444	870	842
Interest obligations on fixed rate debt	517	161	212	118	26
Non-cancelable operating lease obligations(3)	996	193	310	173	320
Capital commitments	105	100	5	—	—
Freight supply agreements(4)	921	284	148	144	345
Inventory purchase commitments	241	241	—	—	—
Power supply purchase commitments	16	4	12	—	—

Total contractual cash obligations(5)(6)	$7,441	$2,458	$2,142	$1,307	$1,534

(1)
We also have variable interest rate obligations on certain of our outstanding borrowings.

(2)
Excludes unamortized net gains of $25 million related to terminated interest rate swap agreements recorded in long-term debt.

(3)
Represents future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more.

(4)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $9 million in 2014. These agreements range from two months to approximately five years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(5)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2013, Bunge had gross unrecognized tax liabilities of $171 million, including related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 of the notes to the consolidated financial statements.

(6)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $23 million in 2014. We also expect to make a significant contribution to our plans in future years.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of five years and cover approximately 214,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (ATR) per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In the years ended December 31, 2013, 2012 and 2011, Bunge made payments related to these agreements of $169 million, $181 million and $91 million, respectively. Of these amounts $107 million , $127 million and $40 million for the years ended December 31, 2013, 2012 and 2011, respectively, were advances for future production and $62 million, $54 million and $51 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

  Employee Benefit Plans

        We expect to contribute $16 million to our defined benefit pension plans and $7 million to our postretirement healthcare benefit plans in 2014.

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

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2013 or 2012.

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

  Recoverable Taxes

        We evaluate the collectability of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2013 and 2012, the allowance for recoverable taxes was $70 million and $105 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. Bunge recorded impairment charges of approximately $22 million for certain agricultural and industrial assets in its sugar and bioenergy segment during the year ended December 31, 2013. There were no significant impairment charges related to property, plant and equipment or other finite-lived assets during the year ended December 31, 2012.

  Investments in Affiliates

        We continually review our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is less than our carrying value, the financial condition, operating performance and near term prospects of the investment, which include general market conditions specific to the investment or the industry in which it operates, and our intent and ability to hold the investment for a period of time sufficient to allow for the recovery in fair value. During the year ended December 31, 2012, we recorded $9 million of pre-tax, non-cash impairment charges in other income (expense)-net and $1 million in selling, general and administrative expenses in our agribusiness segment relating to the write-down of two separate equity method investments in European biodiesel producers and a related loan to a European biodiesel joint venture. We also recorded $10 million of pre-tax, non-cash impairment charges in other income (expense)-net and $29 million in selling, general and administrative expenses in our sugar and bioenergy segment relating to an equity investment in and a related loan to a North American corn ethanol joint venture. The fair values of the investments were determined utilizing projected cash flows of the joint ventures. We did not have any significant impairment charges relating to our equity investments for the years ended December 31, 2013 or 2011.

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

        We performed our annual impairment tests in the fourth quarters of each of the years ended December 31, 2013, 2012 and 2011. For the year ended December 31, 2012, we recorded pre-tax impairment charges of $514 million for the goodwill in our sugar and bioenergy segment. For all other reporting units, the estimated fair values of the reporting units were determined to be sufficiently in excess of their respective carrying values with no indication of impairment. There were no significant impairment charges relating to goodwill or other indefinite-lived intangible assets for either of the years ended December 31, 2013 and 2011.

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

        A one percentage point decrease in the assumed discount rate on the U.S. and foreign defined benefit pension plans would have increased the 2013 annual expense by $11 million and $2 million respectively, and would have increased the projected benefit obligation at December 31, 2013 by $83 million and $28 million, respectively. A one percentage point increase in the assumed discount rate on the U.S. and foreign defined benefit pension plans would have decreased the 2013 annual expense by $9 million and $2 million, respectively, and would have decreased the projected benefit obligation at December 31, 2013 by $67 million and $24 million, respectively. A one percentage point increase or decrease in the long-term return assumptions on the US and foreign defined benefit pension plan assets would have decreased or increased the 2013 pension expense by $4 million and $1 million, respectively.

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

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our uncertain tax positions involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record uncertain tax positions for anticipated tax audit issues in the U.S., Brazil, Argentina and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of uncertain tax positions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2013 and 2012, we had recorded uncertain tax positions of $171 million and $108 million, respectively, in our consolidated balance sheets.

  New Accounting Pronouncements

        Adoption of New Accounting Pronouncements—In December 2011 and January 2013, Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. Our derivative assets and liabilities are presented on a gross basis in our consolidated balance sheets. The adoption of this amendment on January 1, 2013 did not have a significant impact on our consolidated financial statements.

        In February 2013, FASB amended the guidance in ASC Topic 220, Comprehensive Income. This amendment requires an entity to disclose on a prospective basis the impact on income statement line items for significant items reclassified from other comprehensive income to net income during the period. The adoption of this amendment expanded our disclosures in our consolidated financial statements.

        New Accounting Pronouncements—In March 2013, FASB amended existing guidance of ASC Topic 830, Foreign Currency Matters (Topic 830). This amended guidance is related to the transfer of currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. We will be required to apply the amended guidance prospectively for fiscal years beginning after December 31, 2013. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued guidance in ASC Topic 740, (Topic 740) Income Taxes (Topic 740). Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date.

        We will be required to apply the amended guidance prospectively for fiscal years beginning after December 31, 2013. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees and our overall risk management policies and limits.

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

        Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest long position	$154	$(15)	$2,500	$(250)
Highest short position	(1,849)	(185)	(129)	(13)

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2013 was not material.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $344 million and $295 million for the years ended December 31, 2013 and 2012, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, including non-recourse investment fund debt, based on market yields at December 31, 2013, was $4,877 million with a carrying value of $4,644 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2013 would result in a decrease of approximately $83 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2013 would cause an increase of approximately $87 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $22 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

  Derivative Instruments

        Interest Rate Derivatives—Interest rate swaps used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis swap agreements are recorded in earnings. There were no outstanding interest rate swap agreements as of December 31, 2013 or 2012.

        We recognized gains of approximately $20 million, $20 million and $13 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31, 2013
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(26)	$(2)	$2	Delta
Forwards	3	(15,951)	20,719	Notional
Swaps	—	(129)	121	Notional

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

	December 31, 2013
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(7,517,109)	—	—	Metric Tons
Options	(333,796)	—	—	Metric Tons
Forwards	—	(33,142,299)	27,823,848	Metric Tons
Swaps	—	(486,211)	39,735	Metric Tons

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

	December 31, 2013
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(7,660)	—	—	Hire Days
FFA Options	(2,082)	—	—	Hire Days

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

	December 31, 2013
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	4,096,009	—	—	MMBtus
Swaps	—	—	687,204	MMBtus
Options	(6,015,361)	—	—	MMBtus
Energy-Other
Futures	2,417,741	—	—	Metric Tons
Forwards	—	(47,055)	38,239,063	Metric Tons
Swaps	275,000		—	Metric Tons
Options	(318)	—	—	Metric Tons

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

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

        Except as described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2014

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2014 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
Tenth Amended and Restated Liquidity Agreement, dated as of January 31, 2013, among Bunge Asset Funding Corp., the financial institutions party thereto, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed March 1, 2013)
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

Exhibit Number	Description
10.10	Credit Agreement, dated May 30, 2013, among Bunge Limited Finance Corp., as borrower, CoBank ACB, as administrative agent and lead arranger and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed June 3, 2013)
10.11	Guaranty, dated as of May 30, 2013, between Bunge Limited, as guarantor, and CoBank ACB, as administrative agent (incorporated by reference from the Registrant's Form 8-K filed June 3, 2013)
++10.12
Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q/A filed on November 30, 2011)
10.13
First Amendment to Receivables Transfer Agreement, dated May 24, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.14*
Second Amendment and Consent to Receivables Transfer Agreement, dated July 25, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed March 1, 2013)
++10.15
Third Amendment to Receivables Transfer Agreement, dated April 23, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 5, 2013)
++10.16
Fourth Amendment to Receivables Transfer Agreement, dated May 28, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 5, 2013)
++10.17
Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number	Description
10.18	Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.19
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.20
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.21
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
10.22
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
++10.23
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.24
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.25	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.26	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.27	Form of Restricted Stock Unit Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 8-K filed July 8, 2005)
10.28	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 3, 2009)
10.29	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

Exhibit Number	Description
10.30	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.31
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.32	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.33	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.34
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.35	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.36
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.37	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.39	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.40	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.41	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.42	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.43*	Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.44	Employment Agreement (Amended and Restated as of February 6, 2013) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.45	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.46	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

Exhibit Number	Description
10.47	Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.48	Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.49	Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.50	Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.51	Offer Letter, dated as of May 11, 2012, for Frank R. Jimenez (incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2013)
10.52	Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101**
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts.

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

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)		Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowances for doubtful accounts(a)	$300	62	(23)		(92	)(c)	$247
Allowances for secured advances to suppliers	$87	6	(9)		(11)		$73
Allowances for recoverable taxes	$118	14	(6)		(28)		$98
Income tax valuation allowances	$245	(11)	(47	)(d)	—		$187
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowances for doubtful accounts(a)	$247	129	(12)		(72	)(c)	$292
Allowances for secured advances to suppliers	$73	41	(7)		(29)		$78
Allowances for recoverable taxes	$98	61	(44)		(10)		$105
Income tax valuation allowances	$187	257	11	(d)	—		$455
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowances for doubtful accounts(a)	$292	73	(18)		(64	)(c)	$283
Allowances for secured advances to suppliers	$78	34	(10)		(27)		$75
Allowances for recoverable taxes	$105	19	(2)		(52)		$70
Income tax valuation allowances	$455	642	(49	)(d)	—		$1,048

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
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2014

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$61,347	$60,991	$56,097
Cost of goods sold	(58,587)	(58,418)	(53,470)

Gross profit	2,760	2,573	2,627
Selling, general and administrative expenses	(1,559)	(1,563)	(1,436)
Interest income	76	53	96
Interest expense	(363)	(294)	(295)
Foreign exchange gains (losses)	53	88	(16)
Other income (expense)—net	44	(92)	7
Goodwill impairment (Note 8)	—	(514)	—
Gains on sales of investments in affiliates	3	85	37
Gain on acquisition of controlling interests	—	36	—

Income from continuing operations before income tax	1,014	372	1,020
Income tax (expense) benefit	(904)	6	(55)

Income from continuing operations	110	378	965
Income (loss) from discontinued operations, net of tax (including pre-tax gain on disposal of $148 million in 2013) (Note 3)	97	(342)	(25)

Net income	207	36	940
Net (income) loss attributable to noncontrolling interests	99	28	2

Net income attributable to Bunge	306	64	942
Convertible preference share dividends and other obligations	(76)	(36)	(34)

Net income available to Bunge common shareholders	$230	$28	$908

Earnings per common share—basic (Note 25)
Net income (loss) from continuing operations	$0.91	$2.53	$6.37
Net income (loss) from discontinued operations	0.66	(2.34)	(0.17)

Net income (loss) to Bunge common shareholders	$1.57	$0.19	$6.20

Earnings per common share—diluted (Note 25)
Net income (loss) from continuing operations	$0.90	$2.51	$6.23
Net income (loss) from discontinued operations	0.65	(2.32)	(0.16)

Net income (loss) to Bunge common shareholders	$1.55	$0.19	$6.07

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$207	$36	$940
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,212)	(797)	(1,161)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit $11, $(3), $(4)	—	5	5
Unrealized gains (losses) on investments, net of tax (expense) benefit $(2), $(1), $0	5	11	—
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) $(5), $(12), $15	(38)	22	(27)
Pension adjustment, net of tax (expense) benefit $(45), $14, $20	88	(33)	(41)

Total other comprehensive income (loss)	(1,157)	(792)	(1,224)

Total comprehensive income (loss)	(950)	(756)	(284)
Less: Comprehensive (income) loss attributable to noncontrolling interests	94	20	33

Total comprehensive income (loss) attributable to Bunge	$(856)	$(736)	$(251)

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$742	$569
Time deposits under trade structured finance program (Note 4)	4,470	3,048
Trade accounts receivable (less allowance of $123 and $125) (Note 18)	2,144	2,471
Inventories (Note 5)	5,796	6,590
Deferred income taxes (Note 14)	183	108
Current assets held for sale (Note 3)	55	660
Other current assets (Note 6)	4,382	3,818

Total current assets	17,772	17,264
Property, plant and equipment, net (Note 7)	6,075	5,888
Goodwill (Note 8)	392	351
Other intangible assets, net (Note 9)	326	295
Investments in affiliates (Note 11)	241	273
Deferred income taxes (Note 14)	564	1,213
Non-current assets held for sale (Note 3)	46	250
Other non-current assets (Note 12)	1,365	1,746

Total assets	$26,781	$27,280

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$703	$1,598
Current portion of long-term debt (Note 17)	762	719
Letter of credit obligations under trade structured finance program (Note 4)	4,470	3,048
Trade accounts payable	3,522	3,319
Deferred income taxes (Note 14)	60	86
Current liabilities held for sale (Note 3)	—	297
Other current liabilities (Note 13)	3,018	2,494

Total current liabilities	12,535	11,561
Long-term debt (Note 17)	3,179	3,532
Deferred income taxes (Note 14)	185	84
Non-current liabilities held for sale (Note 3)	—	13
Other non-current liabilities	757	797
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 23)	37	38
Equity (Note 24):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2013 and 2012—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding—2013—147,796,784 shares, 2012—146,348,499 shares	1	1
Additional paid-in capital	4,967	4,909
Retained earnings	6,891	6,792
Accumulated other comprehensive income (loss)	(2,572)	(1,410)
Treasury shares, at cost (2013 and 2012—1,933,286 shares)	(120)	(120)

Total Bunge shareholders' equity	9,857	10,862
Noncontrolling interests	231	393

Total equity	10,088	11,255

Total liabilities and equity	$26,781	$27,280

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$207	$36	$940
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Goodwill and other impairment charges	35	574	3
Foreign exchange loss (gain) on debt	(48)	(74)	113
Gain on sale of Brazilian fertilizer distribution business	(148)	—	—
Gains on sales of investments in affiliates	(3)	(85)	(37)
Gain on acquisition of controlling interest	—	(36)	—
Bad debt expense	26	115	40
Depreciation, depletion and amortization	568	570	526
Stock-based compensation expense	53	44	49
Gains on sales of property, plant and equipment	(29)	(36)	(17)
Deferred income tax expense/(benefit)	460	(35)	(217)
Equity in earnings of affiliates	15	35	(7)
Other	14	3	2
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	148	(373)	267
Inventories	238	(1,567)	530
Secured advances to suppliers	(216)	(217)	(126)
Trade accounts payable	436	554	(295)
Advances on sales	309	38	(15)
Net unrealized gain/loss on derivative contracts	(71)	(112)	622
Margin deposits	57	(8)	573
Recoverable and income taxes, net	128	(7)	(270)
Accrued liabilities	(6)	177	(67)
Other—net	52	(53)	—

Cash provided by (used for) operating activities	2,225	(457)	2,614
INVESTING ACTIVITIES
Payments made for capital expenditures	(1,042)	(1,095)	(1,125)
Acquisitions of businesses (net of cash acquired)	(355)	(298)	(192)
Proceeds from the sale of Brazilian fertilizer distribution business	750	—	—
Proceeds from investments	134	108	95
Payments for investments	(68)	(83)	(55)
Proceeds from disposals of property, plant and equipment	11	28	141
Change in restricted cash	137	45	(43)
Proceeds from sales of investments in affiliates	47	483	—
Payments for investments in affiliates	(40)	(125)	(44)
Other	(3)	(30)	3

Cash provided by (used for) investing activities	(429)	(967)	(1,220)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(1,153)	630	(43)
Proceeds from short-term debt with maturities greater than 90 days	934	1,574	710
Repayments of short-term debt with maturities greater than 90 days	(737)	(1,385)	(1,686)
Proceeds from long-term debt	8,118	5,295	2,989
Repayments of long-term debt	(8,480)	(4,746)	(2,794)
Proceeds from sale of common shares	43	23	23
Repurchases of common shares	—	—	(120)
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(167)	(151)	(140)
Dividends paid to noncontrolling interests	(3)	(7)	(12)
Capital contributions (return of capital) from noncontrolling interests, net	(82)	14	73
Financing related fees	(4)	(7)	(26)

Cash provided by (used for) financing activities	(1,565)	1,206	(1,060)
Effect of exchange rate changes on cash and cash equivalents	(60)	(46)	(77)

Net increase (decrease) in cash and cash equivalents	171	(264)	257
Change in cash related to assets held for sale	2	(2)	—
Cash and cash equivalents, beginning of period	569	835	578

Cash and cash equivalents, end of period	$742	$569	$835

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(U.S. dollars in millions, except share data)

		Convertible Preference Shares						Accumulated Other Comprehensive Income (Loss) (Note 24)
				Common Shares
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Shares	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2011	$—	6,900,000	$690	146,635,083	$1	$4,793	$6,153	$583	$—	$334	$12,554
Net income (loss)	—	—	—	—	—	—	942	—	—	(2)	940
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,193)	—	(31)	(1,224)
Dividends on common shares	—	—	—	—	—	—	(144)	—	—	—	(144)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(18)	(18)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(21)	(21)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	95	95
Acquisition of noncontrolling interests (Note 2)	—	—	—	—	—	(31)	—	—	—	11	(20)
Stock-based compensation expense	—	—	—	—	—	49	—	—	—	—	49
Repurchase of common shares	—	—	—	(1,933,286)	—	—	—	—	(120)	—	(120)
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	—	908,232	—	18	—	—	—	—	18

Balance, December 31, 2011	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	(10)	—	—	—	—	—	64	—	—	(28)	36
Accretion of noncontrolling interests	2	—	—	—	—	2	—	—	—	—	2
Other comprehensive income (loss)	—	—	—	—	—	—	—	(800)	—	8	(792)
Dividends on common shares	—	—	—	—	—	—	(155)	—	—	—	(155)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Capital contributions from noncontrolling interests	1	—	—	—	—	—	—	—	—	13	13
Acquisition of noncontrolling interests (Note 2)	45	—	—	—	—	—	—	—	—	40	40
Reversal of uncertain tax positions	—	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	—	738,470	—	22	—	—	—	—	22

Balance, December 31, 2012	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(34)	—	—	—	—	—	306	—	—	(99)	207
Accretion of noncontrolling interests	42	—	—	—	—	(42)	—	—	—	—	(42)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,162)	—	5	(1,157)
Dividends on common shares	—	—	—	—	—	—	(173)	—	—	—	(173)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Return of capital to noncontrolling interests	(9)	—	—	—	—	(8)	—	—	—	(65)	(73)
Reversal of uncertain tax positions	—	—	—	—	—	13	—	—	—	—	13
Stock-based compensation expense	—	—	—	—	—	53	—	—	—	—	53
Issuance of common shares:
—stock options and award plans, net of shares withheld for taxes	—	—	—	1,448,285	—	42	—	—	—	—	42

Balance, December 31, 2013	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies

        Description of Business—Bunge Limited, a Bermuda holding company, together with its consolidated subsidiaries and variable interest entities (VIEs) in which it is considered the primary beneficiary, through which its businesses are conducted (collectively Bunge), is an integrated, global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four principal business areas, which include five reportable segments: agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer.

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

        Sugar and Bioenergy—Bunge's sugar and bioenergy segment includes its global sugar merchandising and distribution activities, sugar and ethanol production in Brazil, and ethanol production investments. This segment is an integrated business involved in the growing and harvesting of sugarcane from land owned or managed through agricultural partnership agreements and additional sourcing of sugarcane from third parties to be processed at its eight mills in Brazil to produce sugar, ethanol and electricity. The sugar and bioenergy segment is also a merchandiser and distributor of sugar and ethanol within Brazil and a global merchandiser and distributor of sugar through its global trading offices. In addition, the segment includes investments in corn-based ethanol producers in the United States and Argentina.

        Edible oil products—Bunge's edible oil products segment produces and sells edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, Europe, Brazil, Argentina, China and India.

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

        Fertilizer—Bunge's fertilizer segment operates as a producer and blender of NPK (nitrogen, phosphate and potassium) fertilizer formulas, including phosphate based liquid and solid nitrogen fertilizers through our operations in Argentina to farmers and distributors in Argentina, Uruguay, Paraguay and Bolivia.

        Historically, Bunge was involved in every stage of the fertilizer business in Brazil, from mining of phosphate-based raw materials to the sale of blended fertilizer products. In May 2010, Bunge sold its fertilizer nutrients assets in Brazil, including its phosphate mining assets and its investment in Fosfertil S.A., a phosphate and nitrogen producer. On August 8, 2013, Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara International ASA (Yara), for $750 million in cash. As a result of the transaction, Bunge will no longer have

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business (see Note 3).

        Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

        Discontinued Operations—In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, Bunge makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). Bunge also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of Bunge as a result of the disposal transaction and whether Bunge has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations are made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements (see Note 3).

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

        Noncontrolling interests in subsidiaries related to Bunge's ownership interests of less than 100% are reported as noncontrolling interests in the consolidated balance sheets. The noncontrolling

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

ownership interests in Bunge's earnings, net of tax, is reported as net (income) loss attributable to noncontrolling interests in the consolidated statements of income.

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

        Under this guidance, a class of receivables is considered impaired, based on current information and events, if Bunge determines it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the farmer defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.

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

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

on forward rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains (losses) in the consolidated statements of income.

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

        Useful lives for property, plant and equipment are as follows:

Years
Biological assets	5 - 6
Buildings	10 - 50
Machinery and equipment	7 - 20
Furniture, fixtures and other	3 - 20
Computer software	3 - 10

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually for impairment or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.

        Goodwill is tested for impairment at the reporting unit level. For the majority of Bunge's recorded goodwill, the reporting unit is equivalent to Bunge's reportable segments (see Note 8).

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business, Basis of Presentation, and Significant Accounting Policies (Continued)

        Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits and geographic locations of the assets, historical or future profitability measures and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 10).

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

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 26). Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized based on the grant date fair value.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax (expense) benefit in the consolidated statements of income.

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

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $19 million, $19 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Adoption of New Accounting Pronouncements—In December 2011 and January 2013, Financial Accounting Standards Board (FASB) amended the guidance in ASC Topic 210, Balance Sheet. This amendment requires an entity to disclose both gross and net information about financial instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. Bunge's derivative assets and liabilities subject to master netting arrangements are presented on a gross basis in its consolidated balance sheets. The adoption of this amendment on January 1, 2013 did not have a significant impact on Bunge's consolidated financial statements (see Note 24).

        In February 2013, FASB amended the guidance in ASC Topic 220, Comprehensive Income. This amendment requires an entity to disclose on a prospective basis the impact on income statement line items for significant items reclassified from other comprehensive income to net income during the period. The adoption of this amendment expanded Bunge's disclosures in its consolidated financial statements (see Note 14).

        New Accounting Pronouncements—In March 2013, FASB amended existing guidance of ASC Topic 830, Foreign Currency Matters (Topic 830). This amended guidance is related to the transfer of currency translation adjustments from other comprehensive income into net income in certain circumstances. The amended guidance aims to resolve diversity in practice as to whether ASC Topic 810, Consolidation or Topic 830 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. Bunge will be required to apply the amended guidance prospectively for fiscal years beginning after December 31, 2013. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

        In July 2013, the FASB issued guidance in ASC Topic 740, (Topic 740) Income Taxes. Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date. Bunge will be required to apply the amended guidance prospectively for fiscal years beginning after December 31, 2013. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions

        In December 2013, Bunge acquired Grupo Altex, S.A. de C.V. (Altex) in its milling products segment for $310 million, consisting of $214 million in cash, net of $7 million of cash acquired, and non-cash settlement of an existing loan from Bunge to Altex of $96 million. The purchase price is subject to a post-closing working capital adjustment to be finalized within 90 days after the acquisition.

        Altex participates in the Mexican wheat milling industry, producing flour in six manufacturing facilities. Altex customers are primarily in the Mexican food processing sector. The acquisition supports Bunge's strategy of growing its global presence in high growth, value-added food & ingredients businesses supplying food processing customers.

        The allocation of the purchase price is based on the fair values of assets acquired and liabilities assumed on December 20, 2013, the effective date of the acquisition. Bunge's recorded fair values as of December 31, 2013 are preliminary, and may be adjusted for information that is currently not available to Bunge, primarily related to certain income tax contingencies.

        Tangible assets acquired of $303 million included trade accounts receivable of $27 million, inventories of $35 million, property, plant and equipment of $198 million, and an indemnification asset of $21 million related to certain contingencies for which an indemnification was provided by the sellers. Finite-lived intangible assets acquired of $40 million were primarily related to customer relationships and trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of 20 years. Liabilities assumed of $30 million primarily included trade accounts payable and certain contingencies. Additionally, Bunge assumed net deferred tax liabilities of $55 million. Goodwill of $59 million (assigned to our milling segment), which is non-deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.

        In the fourth quarter of 2013, Bunge acquired wheat milling assets in the municipality of Vera Cruz, Brazil in its milling products segment for $35 million in cash. The final allocation of the purchase price based on the fair values of assets and liabilities acquired included $12 million allocated to property, plant and equipment, $8 million to other assets and $10 million to inventories, net of liabilities assumed of $2 million. The transaction also resulted in $7 million of goodwill allocated to our milling operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

        In January 2013, Bunge acquired two biodiesel facilities in its agribusiness segment adjacent to existing Bunge facilities from its European biodiesel joint venture for $11 million in cash, net of cash acquired. The purchase price allocation resulted in $4 million of inventory, $17 million of other current assets, $10 million of property, plant and equipment, $19 million of other current liabilities and $1 million of long-term deferred taxes. There were no changes to the joint venture ownership or governance structure as a result of this transaction.

        In November 2012, Bunge acquired a margarine plant in Poland in its edible oils products segment for $7 million in cash. The final purchase price allocation resulted in $6 million of property, plant and equipment and $1 million of finite-lived intangible assets.

        In July 2012, Bunge acquired a 55% interest in a newly formed oilseed processing joint venture in its agribusiness segment in eastern Europe for $54 million comprised of $17 million in cash and $37 million in redeemable noncontrolling interest. Bunge consolidates the joint venture in its consolidated financial statements. In conjunction with the formation of the venture, Bunge entered into an agreement to acquire the remaining 45% interest at either Bunge's or the noncontrolling interest holder's option in the future. The exercise date and price of the option are reasonably determinable. As a result, Bunge reports the noncontrolling interest as redeemable noncontrolling interest in its consolidated balance sheets (see Note 23). The final purchase price allocation included $3 million to inventory, $23 million to other current assets, $131 million to property, plant and equipment, $14 million to other current liabilities and $89 million to long-term debt.

        In June 2012, Bunge acquired sugarcane milling assets in Brazil in its sugar and bioenergy segment for $61 million in cash. The final purchase price allocation resulted in $10 million of biological assets, $43 million of property, plant and equipment, $1 million of finite-lived intangible assets and $7 million of goodwill.

        In May 2012, Bunge acquired an additional 63.5% interest in a wheat mill and bakery dry mix operation in North America in its milling products segment for $102 million in cash, net of cash acquired, and $8 million in redeemable noncontrolling interest. Prior to this transaction, Bunge had a 31.5% interest in the entity which was accounted for under the equity method. Upon completion of the transaction, Bunge had a 95% interest in the entity, which it consolidates. Upon assuming control of the entity, Bunge recorded a non-cash, non-taxable gain of $36 million to adjust its previously existing noncontrolling interest to fair value of $52 million. The final purchase price allocation resulted in $21 million of inventories, $35 million of other current assets, $71 million of property, plant and equipment, $32 million of finite-lived intangible assets, $18 million of other liabilities, $24 million of deferred tax liabilities and $45 million of goodwill (see Note 23). In December 2013, Bunge acquired the remaining 5% interest in La Espiga for $10 million in cash.

        In March 2012, Bunge acquired an asset management business in Europe in its agribusiness segment for $9 million, net of cash acquired. The final purchase price allocation resulted in $52 million of other assets, $344 million of long-term investments, $23 million of other finite-lived intangible assets, $54 million of other liabilities, $316 million of long-term debt and $40 million allocated to noncontrolling interest. Of these amounts, $14 million of other net assets, $344 million of long-term investments, $316 million of long-term debt and $40 million of noncontrolling interest are attributed to certain managed investment funds, which Bunge consolidates as it is deemed to be the primary beneficiary. The assets of the consolidated funds can only be used to settle the liabilities of such funds.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

Consolidated liabilities at December 31, 2012 include total liabilities of $354 million for which the consolidated funds creditors do not have recourse to Bunge (see Notes 1, 12 and 17).

        In February 2012, Bunge acquired an edible oils and fats business in India in its edible oil products segment for $94 million, net of cash acquired. The purchase price consisted of $77 million cash and $17 million acquired debt. The final purchase price allocation resulted in $15 million of inventories, $4 million of other current assets, $27 million of property, plant and equipment, $53 million of finite-lived intangible assets (primarily trademark and brands) and $5 million of other liabilities.

        Also in 2012, Bunge acquired finite-lived intangible assets and property, plant and equipment in three separate transactions in North America and Africa in its agribusiness segment for a total of $24 million cash.

3. Discontinued Operations and Business Divestitures

        On December 17, 2013, OCP Group (OCP) and Bunge completed a transaction for OCP to acquire Bunge's 50% ownership interest in its Moroccan fertilizer joint venture for $37 million in cash. The joint venture, Bunge Maroc Phosphore S.A. was formed in 2008 to produce fertilizers in Morocco and to serve as an additional source of phosphate-based raw materials and intermediate products for Bunge's fertilizer businesses in South America.

        On August 8, 2013, Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara International ASA (Yara) for $750 million in cash. As a result of the transaction, Bunge will no longer have significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Bunge received cash proceeds of the Brazilian real equivalent of $750 million in cash upon closing the transaction, resulting in a gain of $148 million ($112 million net of tax) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2013. Included in the gain are approximately $7 million of transaction costs incurred in connection with the divestiture and $41 million release of the cumulative translation adjustment associated with the disposed business. Assets and liabilities subject to the purchase and sale agreement were classified as held for sale in Bunge's consolidated balance sheet as of December 31, 2012.

        Additionally, in December 2012 Bunge sold its fertilizer distribution venture to its partner GROWMARK, Inc. and ceased its North American fertilizer distribution operations. The operating results of the Brazilian and North American fertilizer distribution businesses are reported within income from discontinued operations, net of tax, in the consolidated statements of income and have been excluded from segment results for all periods presented (see Note 28).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operations and Business Divestitures (Continued)

        The following table summarizes the results from discontinued operations.

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Net sales	$1,217	$2,503	$2,646
Cost of goods sold	(1,138)	(2,498)	(2,545)

Gross profit	79	5	101
Selling, general and administrative expenses	(64)	(143)	(117)
Interest income	14	25	6
Interest expense	(9)	(23)	(7)
Foreign exchange gain (loss)	(7)	21	(3)
Other income (expenses)—net	(12)	(30)	(16)
Gain on sale of Brazilian fertilizer business	148	—	—

Income (loss) from discontinued operations before income tax	149	(145)	(36)
Income tax (expense) benefit	(52)	(197)	11

Income (loss) from discontinued operations, net of tax	$97	$(342)	$(25)

        Assets held for sale associated with discontinued operations as of December 31, 2012 are as follows:

(US$ in millions)	December 31, 2012
Assets:
Cash and cash equivalents	$2
Trade accounts receivable (less allowance of $2)	189
Inventories	402
Other current assets	67

Current assets held for sale	$660

Property, plant and equipment, net	$218
Deferred income taxes	40
Other non-current assets	(8)

Non-current assets held for sale	$250

Liabilities:
Trade accounts payable	$157
Other current liabilities	140

Current liabilities held for sale	$297

Other non-current liabilities	$13

Non-current liabilities held for sale	$13

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Trade Structured Finance Program

        Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the consolidated balance sheets as of December 31, 2013 and 2012. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying consolidated statements of income.

        At December 31, 2013 and 2012, time deposits (with weighted-average interest rates of 8.36% and 8.95%, respectively) and LCs (including foreign exchange contracts) totaled $4,470 million and $3,048 million, respectively. In addition, at December 31, 2013 and 2012, the fair values of the time deposits (Level 2 measurements) totaled approximately $4,470 million and $3,048 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $4,360 million and $3,024 million, respectively. The fair values approximated the carrying amounts of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were a loss of $110 million and a loss of $24 million at December 31, 2013 and 2012, respectively.

        During the years ended December 31, 2013, 2012 and 2011, total proceeds from issuances of LCs were $9,472 million, $5,210 million and $3,617 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the Program are included in operating activities in the consolidated statements of cash flows.

5. Inventories

        Inventories by segment are presented below. Readily marketable inventories refers to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	December 31,
(US$ in millions)	2013	2012
Agribusiness(1)	$4,498	$5,240
Sugar and Bioenergy(2)	549	488
Edible Oil Products(3)	487	617
Milling Products(4)	210	184
Fertilizer(4)(5)	52	61

Total	$5,796	$6,590

(1)
Includes readily marketable agricultural commodity inventories carried at fair value of $4,163 million and $4,892 million at December 31, 2013 and 2012, respectively. Of these amounts $2,927 million and $3,442 million can be attributable to merchandising activities at December 31, 2013 and 2012, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories (Continued)

(2)
Includes readily marketable sugar inventories of $182 million and $199 million at December 31, 2013 and 2012, respectively. Of these sugar inventories, $109 million and $144 million are carried at fair value at December 31, 2013 and 2012, respectively, in Bunge's trading and merchandising business. Sugar and ethanol inventories in Bunge's industrial production business are carried at lower of cost or market.

(3)
Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean and canola oil which are carried at fair value in the aggregate amount of $67 million and $215 million at December 31, 2013 and 2012, respectively.

(4)
Milling products and fertilizer inventories are carried at lower of cost or market.

(5)
Fertilizer inventories at December 31, 2012, exclude amounts classified as held for sale (see Note 3).

6. Other Current Assets

        Other current assets consist of the following:

	December 31,
(US$ in millions)	2013	2012
Prepaid commodity purchase contracts(1)	$220	$299
Secured advances to suppliers, net(2)	555	390
Unrealized gains on derivative contracts, at fair value	1,561	1,230
Recoverable taxes, net	442	465
Margin deposits(3)	305	363
Marketable securities, at fair value	162	105
Deferred purchase price receivable, at fair value(4)	96	134
Prepaid expenses	261	314
Other	780	518

Total	$4,382	$3,818

(1)
Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $20 million and $12 million at December 31, 2013 and 2012, respectively. Changes in the allowance for 2013 included an increase of $20 million for additional bad debt provisions and a reduction in the allowance for recoveries of $12 million. Changes in the allowance for 2012 included an increase of $17 million for additional bad debt provisions and a reduction in the allowance for recoveries and write-offs of $7 million and $1 million, respectively.

Interest earned on secured advances to suppliers of $32 million, $27 million and $25 million for the years ended December 31, 2013, 2012, and 2011, respectively, is included in net sales in the consolidated statements of income.

(3)
Margin deposits include U.S. treasury securities at fair value and cash.

(4)
Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 18).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2013	2012
Land	$395	$353
Biological assets	501	480
Buildings	2,071	1,886
Machinery and equipment	5,135	4,938
Furniture, fixtures and other	423	471

	8,525	8,128
Less: accumulated depreciation and depletion	(3,591)	(3,395)
Plus: construction in progress	1,141	1,155

Total	$6,075	$5,888

        Bunge capitalized expenditures of $1,001 million, $1,139 million and $1,061 million during the years ended 2013, 2012 and 2011, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $4 million, $13 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and depletion expense was $524 million, $504 million and $465 million for the years ended December 31, 2013, 2012 and 2011, respectively.

8. Goodwill

        Bunge performs its annual goodwill impairment testing in the fourth quarter of each year. Step 1 of the goodwill impairment test compares the fair value of Bunge's reporting units to which goodwill has been allocated to the carrying values of those reporting units. The fair value of the agribusiness and sugar and bioenergy segment reporting units is determined using a combination of two methods: estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) and a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). The market multiples are generally derived from public information related to comparable companies with operating and investment characteristics similar to those of the agribusiness and sugar and bioenergy reporting units and from market transactions in the industry. The income approach estimates fair value by discounting a reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the respective business unit and includes, among other things, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment. For all other reporting units, the estimated fair value of the reporting unit is determined utilizing a discounted cash flow analysis.

        There were no impairment charges resulting from Bunge's annual impairment testing of any of its reporting units goodwill for the year ended December 31, 2013.

        For the year ended December 31, 2012, a very low level of market transactions in the sugar and bioenergy industry and consecutive years of weak sugarcane harvests that resulted from adverse weather conditions in 2012 and 2011 combined with low ethanol prices in Brazil, resulted in the estimated fair

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

value of Bunge's sugar and bioenergy reporting unit being below book value. Step 2 of the analysis was performed to measure the potential impairment. This analysis resulted in a pre-tax impairment charge of $514 million ($339 million, net of tax).

        Changes in the carrying value of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Total
Goodwill, gross	$216	$560	$110	$9	$1	$896
Accumulated impairment losses	—	—	—	(3)	—	(3)

Balance, December 31, 2011, net	216	560	110	6	1	893

Goodwill acquired(1)	—	7	—	45	—	52
Reallocation of acquired goodwill(2)	(1)	—	(13)	—	1	(13)
Impairment(4)	—	(514)	—	—	—	(514)
Tax benefit on goodwill amortization(3)	(6)	—	—	—	—	(6)
Foreign exchange translation	(12)	(53)	4	—	—	(61)

Goodwill, gross	197	514	101	54	2	868
Accumulated impairment losses	—	(514)	—	(3)	—	(517)

Balance, December 31, 2012, net	197	—	101	51	2	351

Goodwill acquired(1)	—	—	—	67	—	67
Tax benefit on goodwill amortization(3)	(5)	—	—	—	—	(5)
Foreign exchange translation	(18)	—	(2)	(1)	—	(21)

Goodwill, gross	174	514	99	120	2	909
Accumulated impairment losses	—	(514)	—	(3)	—	(517)

Balance, December 31, 2013, net	$174	$—	$99	$117	$2	$392

(1)
See Note 2.

(2)
Beginning in the first quarter of 2012, the management responsibilities for certain Brazilian port facilities were moved from the agribusiness segment to the fertilizer segment. Accordingly, $1 million of goodwill attributable to these port facilities was reclassified to conform to the 2012 segment presentation.

Upon finalization of the purchase price allocation in 2012 for Bunge's acquisition of a tomato products business, finite-lived intangibles were increased by $14 million, inventories were reduced by $6 million, deferred tax liabilities were reduced by $5 million and goodwill was reduced by $13 million.

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

(4)
See Note 10.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Intangible Assets

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2013	2012
Trademarks/brands, finite-lived	$210	$214
Licenses	12	11
Other	286	212

	508	437
Less accumulated amortization:
Trademarks/brands(1)	(63)	(59)
Licenses	(5)	(4)
Other	(114)	(79)

	(182)	(142)

Intangible assets, net of accumulated amortization	$326	$295

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

        In 2013, Bunge acquired $10 million of trademarks and $81 million of other intangible assets including $39 million of customer lists, $1 million of patents for developed technology and $41 million of favorable contractual arrangements. These amounts were allocated $40 million to the agribusiness segment and $51 million to the food and ingredients segment. Finite lives of these assets range from 5 to 20 years.

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

        Aggregate amortization expense was $44 million, $34 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future aggregate amortization expense is $30 million for 2014 and approximately $30 million annually for 2015 through 2018.

10. Impairments

        Impairment—For the year ended December 31, 2013, Bunge recorded pre-tax, non-cash impairment charges of $21 million, $10 million and $3 million in cost of goods sold, selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statement of income. Of these amounts, $24 million relates to several agricultural, industrial assets and other fixed assets, primarily machinery held for sale in Brazil in the sugar and bioenergy segment. The fair values of the assets were determined utilizing future expected cash flows and bids from prospective buyers.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Impairments (Continued)

        In 2012, Bunge recorded pre-tax, non-cash impairment charges of $30 million and $19 million in selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statement of income. These charges relate to affiliate loans and equity method investments in Europe and North America. Approximately $39 million and $10 million of the charges were included in our sugar and bioenergy and agribusiness segments, respectively. The fair values of these investments were determined utilizing discounted future expected cash flows.

        Bunge recorded no significant impairment charges during the year ended December 31, 2011.

        Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition at December 31, 2013 and December 31, 2012, respectively. There were no non-recurring fair value measurements at December 31, 2011. For additional information on Level 1, 2 and 3 inputs see Note 15.

		Fair Value Measurements Using
	Year Ended December 31, 2013				Impairment Losses Year ended December 31, 2013
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$1	$—	$—	$1	$(2)

Affiliate loans	$4	$—	$—	$4	$(3)

Investment in affiliates	$—	$—	$—	$—	$(2)

Property, plant and equipment	$4	$—	$—	$4	$(22)

		Fair Value Measurements Using
	Year Ended December 31, 2012				Impairment Losses Year ended December 31, 2012
(US$ in millions)		Level 1	Level 2	Level 3
Affiliate loans	$15	$—	$—	$15	$(30)

Investment in affiliates	$31	$—	$—	$31	$(19)

Goodwill (see Note 8)	$—	$—	$—	$—	$(514)

11. Investments in Affiliates

        Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2013 are described below. Note that in 2013, Bunge sold its 50% interest in Bunge Maroc Phosphore S.A., a joint venture to produce fertilizers in Morocco, to its partner in the venture Office Chérifien des Phosphates (OCP), for $37 million, recognizing a pre-tax gain of $1 million, and also sold its 50% interest in Bunge Ergon Vicksburg, LLC (BEV), a corn based ethanol producer, to its partner for $10 million in cash, recognizing a $2 million pre-tax gain. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        PT Bumiraya Investindo—Bunge has a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Investments in Affiliates (Continued)

        Bunge-SCF Grain, LLC—Bunge has a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC that operates grain facilities along the Mississippi River.

        Caiasa—Paraguay Complejo Agroindustrial Angostura S.A.—Bunge has a 33.33% ownership interest in a oilseed processing facility joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. (AGD), in Paraguay.

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

        Augustea Bunge Maritime Ltd.—Bunge has a joint venture in Malta with Augustea Atlantica S.p.A. (Augustea) which was formed to acquire, own, operate, charter and sell dry-bulk ships. Bunge has a 49.15% interest in this joint venture.

Sugar and Bioenergy

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

        Solazyme Incorporated—In April 2012, Bunge entered into a joint venture with Solazyme Incorporated for the construction and operation of a renewable oils production facility in Brazil, which will use sugar supplied by one of Bunge's mills to produce renewable oils. Bunge has a 49.9% interest in this entity.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Non-Current Assets

        Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2013	2012
Recoverable taxes, net(1)	$283	$309
Long-term receivables from farmers in Brazil, net(1)	134	164
Judicial deposits(1)	153	169
Other long-term receivables	40	60
Income taxes receivable(1)	304	431
Long-term investments	296	414
Affiliate loan receivable, net	25	59
Other	130	140

Total	$1,365	$1,746

(1)
These non-current assets arise primarily from our Brazilian operations and their realization could take in excess of five years.

        Recoverable taxes—Recoverable taxes are reported net of valuation allowances of $57 million and $47 million at December 31, 2013 and 2012, respectively.

        Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. The long-term receivables from farmers in Brazil include defaulted receivables from the 2005 and 2006 Brazil poor crop years. These were commercial transactions intended to be short-term in nature with amounts expected to be repaid either in cash or through delivery to Bunge of agricultural commodities when the related crops were harvested.

        Bunge evaluates this single portfolio segment by class of receivables, and has identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined by Bunge on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. For determination of the valuation allowances for renegotiated amounts, Bunge considers historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Non-Current Assets (Continued)

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	December 31,
(US$ in millions)	2013	2012
Legal collection process(1)	$213	$269
Renegotiated amounts(2)	117	119

Total	$330	$388

(1)
All amounts in legal process are considered past due upon initiation of legal action.

(2)
All renegotiated amounts are current on repayment terms.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2013 and 2012 was $363 million and $444 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2013		December 31, 2012
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process	$139	$132	$178	$165
Renegotiated amounts	84	64	67	59
For which no allowance has been provided:
Legal collection process	74	—	91	—
Renegotiated amounts	33	—	52	—

Total	$330	$196	$388	$224

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2013	2012
Beginning balance	$224	$199
Bad debt provision	23	92
Recoveries	(24)	(19)
Write-offs	(3)	(29)
Transfers(1)	5	(1)
Foreign exchange translation	(29)	(18)

Ending balance	$196	$224

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

        Income taxes receivable—Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

        Long-term investments—Long-term investments represent investments held by managed investment funds and other investments including available for sale securities included in Bunge's consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair values of these investments (Level 3 measurements) totals $238 million and $349 million at December 31, 2013 and December 31, 2012, respectively.

        Affiliate loans receivable, net—Affiliate loans receivable, net includes primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

13. Other Current Liabilities

        Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2013	2012
Accrued liabilities	$940	$968
Unrealized losses on derivative contracts, at fair value	1,401	1,185
Advances on sales	330	223
Other	347	118

Total	$3,018	$2,494

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
United States	$179	$215	$77
Non-United States	835	157	943

Total	$1,014	$372	$1,020

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Current:(1)
United States	$(33)	$(87)	$(12)
Non-United States	(411)	(128)	(238)

	(444)	(215)	(250)

Deferred:
United States	(18)	22	(29)
Non-United States	(442)	199	224

	(460)	221	195

Total	$(904)	$6	$(55)

(1)
Included in current income tax expense are $32 million, $7 million, and $19 million related to uncertain tax benefits, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Reconciliation of the income tax (expense) benefit if computed at the U.S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Income from operations before income tax	$1,014	$372	$1,020
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(355)	(130)	(357)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	30	47	342
Valuation allowances	(642)	(1)	7
Goodwill amortization	1	29	43
Fiscal incentives(1)	48	51	46
Foreign exchange on monetary items	(13)	(12)	1
Tax rate changes	(5)	23	(4)
Non-deductible expenses	(44)	(6)	(3)
Uncertain tax positions	(32)	4	(18)
Deferred balance adjustments	(52)	(56)	—
Foreign income taxed in Brazil	136	46	(108)
Other	24	11	(4)

Income tax benefit (expense)	$(904)	$6	$(55)

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$1,120	$959
Property, plant and equipment	90	49
Employee benefits	68	90
Tax credit carryforwards	10	7
Inventories	49	17
Intangibles	263	258
Accrued expenses and other	791	589

Total deferred income tax assets	2,391	1,969
Less valuation allowances	(1,048)	(455)

Deferred income tax assets, net of valuation allowance	1,343	1,514

Deferred income tax liabilities:
Property, plant and equipment	277	84
Undistributed earnings of affiliates not considered permanently reinvested	22	26
Intangibles	115	65
Investments	97	127
Inventories	70	60
Accrued expenses and other	260	1

Total deferred income tax liabilities	841	363

Net deferred income tax assets	$502	$1,151

        Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        With respect to our unremitted earnings that are not considered to be indefinitely reinvested, we have provided a deferred tax liability totaling $22 million and $26 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we have determined the company has unremitted earnings that are considered to be indefinitely reinvested of approximately $971 million and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        At December 31, 2013, Bunge's pre-tax loss carryforwards totaled $5,055 million, of which $2,960 million have no expiration, including loss carryforwards of $2,272 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five years. The remaining tax loss carryforwards expire at various periods beginning in 2014 through the year 2029.

        Income Tax Valuation Allowances—Bunge records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets might not be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

        Bunge recorded an adjustment to the beginning-of-the-year balance of valuation allowances of $512 million for the year ended December 31, 2013. Of this amount, $464 million related to a full valuation allowance on deferred tax assets in Bunge's industrial sugar business in Brazil, resulting from increased cumulative losses, coupled with a negative market outlook, Brazil's existing energy policy, and Bunge's decision to commence a comprehensive process to explore all alternatives to optimize the value of this business.

        Uncertain Tax Positions—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2013 and 2012, respectively, Bunge had recorded uncertain tax positions of $169 million and $98 million in other non-current liabilities and $2 million and $10 million in current liabilities in its consolidated balance sheets. During 2013, 2012 and 2011, respectively, Bunge recognized $10 million, $1 million and $3 million of interest and penalty charges in income tax (expense) benefit in the consolidated statements of income. At December 31, 2013 and 2012, respectively, Bunge had included accrued interest and penalties of $20 million and $4 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2013	2012	2011
Balance at January 1,	$104	$113	$102
Additions based on tax positions related to the current year(1)	22	11	9
Additions based on tax positions related to prior years	48	8	14
Reductions for tax positions of prior years	(1)	(2)	—
Settlement or clarification from tax authorities	—	(3)	(4)
Expiration of statute of limitations	(21)	(22)	(2)
Foreign currency translation	(1)	(1)	(6)

Balance at December 31,	$151	$104	$113

(1)
Included in 2013 is $17 million related to business acquisitions completed during the year.

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. Bunge believes that it is reasonably possible that approximately $1 million of its unrecognized tax benefits may be recognized by the end of 2014 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2006 - 2013
South America	2005 - 2013
Europe	2005 - 2013
Asia	2003 - 2013

        As of December 31, 2013 and 2012, respectively, Bunge had received from the Brazilian tax authorities proposed adjustments totaling 1,410 million Brazilian reais ($603 million) and 370 million Brazilian reais ($181 million) plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that it will prevail on the majority of the proposed adjustments. At December 31, 2013 and 2012, Bunge recognized uncertain tax positions related to these tax assessments of $82 million and $23 million, respectively.

        In addition, as of December 31, 2013 and 2012, respectively, Bunge's Argentine subsidiary had received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $67 million and $89 million as of December 31, 2013 and 2012, respectively), plus previously accrued interest on the outstanding amount due of approximately 750 million Argentine pesos and 593 million Argentine pesos (approximately $115 million and $121 million as of December 31, 2013 and 2012, respectively). Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge's Argentine subsidiary (see also Note 22).

        Bunge made cash income tax payments, net of refunds received, of $156 million, $325 million and $277 million during the years ended December 31, 2013, 2012 and 2011, respectively.

15. Financial Instruments and Fair Value Measurements

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 18 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments, see Note 17 for long-term debt, and see Note 10 for other non-recurring fair value measurements. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives and certain other assets based on the fair value hierarchy,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The topic describes three levels within its hierarchy that may be used to measure fair value.

        Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include exchange traded derivative contracts.

        Level 2: Observable inputs, including Level 1 prices (adjusted), quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sale contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The following table sets forth by level Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2013				December 31, 2012
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,041	$298	$4,339	$—	$4,815	$436	$5,251
Trade accounts receivable(1)		5	1	6	—	3	—	3
Unrealized gain on designated
derivative contracts(2):
Foreign exchange	—	7	—	7	—	1	—	1
Unrealized gain on undesignated derivative contracts(2):
Foreign exchange	5	346	—	351	—	194	—	194
Commodities	408	585	138	1,131	61	697	264	1,022
Freight	59	—	—	59	—	—	1	1
Energy	11	—	2	13	9	2	1	12
Deferred purchase price receivable (Note 18)	—	96	—	96	—	134	—	134
Other(3)	59	22	—	81	234	32	—	266

Total assets	$542	$5,102	$439	$6,083	$304	$5,878	$702	$6,884

Liabilities:
Trade accounts payable(1)	$—	$381	$76	$457	$—	$378	$40	$418
Unrealized loss on designated derivative contracts(4):
Foreign exchange	—	11	—	11	—	—	—	—
Unrealized loss on undesignated derivative contracts(4):
Foreign exchange	5	373	—	378	1	119	—	120
Commodities	361	439	89	889	153	667	180	1,000
Freight	81	—	14	95	3	—	—	3
Energy	11	—	17	28	42	—	20	62

Total liabilities	$458	$1,204	$196	$1,858	$199	$1,164	$240	$1,603

(1)
Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $6 million and $457 million, at December 31, 2013 and $3 million and $418 million at December, 31, 2012, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at December 31, 2013 and 2012, respectively.

(3)
Other includes the fair values of marketable securities.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2013 and 2012, respectively.

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

        Exchange traded or cleared derivative contracts are classified in Level 1, thus transfers of assets and liabilities into and/or out of Level 1 occur infrequently. Transfers into Level 1 would generally only be expected to occur when an exchange cleared derivative contract historically valued using a valuation model as the result of a lack of observable inputs becomes sufficiently observable, resulting in the valuation price being essentially the exchange traded price. There were no significant transfers into or out of Level 1 during the periods presented.

        Readily marketable inventories—Readily marketable inventories reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge's inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

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

        Level 3 Measurements—Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

significant input became observable during the period. Bunge's policy regarding the timing of transfers between levels is to record the transfers at the beginning of the reporting period.

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2013 and 2012.

        Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for readily marketable inventories, physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on Bunge's financial statements as these contracts do not typically exceed one future crop cycle.

        The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net(2)	Total
Balance, January 1, 2013	$66	$436	$(40)	$462
Total gains and losses (realized/unrealized) included in cost of goods sold	49	(182)	—	(133)
Purchases	(1)	1,845	—	1,844
Sales	1	(2,245)	1	(2,243)
Issuances	(10)	—	(115)	(125)
Settlements	(228)	—	79	(149)
Transfers into Level 3	152	760	—	912
Transfers out of Level 3	(9)	(316)	—	(325)

Balance, December 31, 2013	$20	$298	$(75)	$243

(1)
Derivatives, net, include Level 3 derivative assets and liabilities.

(2)
Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net(2)	Total
Balance, January 1, 2012	$(2)	$283	$—	$281
Total gains and losses (realized/unrealized) included in cost of goods sold	199	(320)	—	(121)
Purchases	3	1,659	—	1,662
Sales	3	(2,282)	—	(2,279)
Issuances	(4)	—	(110)	(114)
Settlements	(191)	—	70	(121)
Transfers into Level 3	16	1,418	—	1,434
Transfers out of Level 3	42	(322)	—	(280)

Balance, December 31, 2012	$66	$436	$(40)	$462

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

(2)
Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

        The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2013 and 2012 for Level 3 assets and liabilities that were held at December 31, 2013 and 2012:

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2013:
Cost of goods sold	$135	$101	$(39)	$197

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2012:
Cost of goods sold	$59	$202	$(18)	$243

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

(2)
Trade Accounts Receivable and Trade Accounts Payable, Net, include Level 3 inventory related receivables and payables.

Derivative Instruments

        Interest rate derivatives—Bunge recognized gains of approximately $20 million, $20 million and $13 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements previously designated as fair value hedges, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31, 2013
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(26)	$(2)	$2	Delta
Forwards	3	(15,951)	20,719	Notional
Swaps	—	(129)	121	Notional

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

	December 31, 2013
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(7,517,109)	—	—	Metric Tons
Options	(333,796)	—	—	Metric Tons
Forwards	—	(33,142,299)	27,823,848	Metric Tons
Swaps	—	(486,211)	39,735	Metric Tons

(1)
Exchange traded futures and options are presented on a net (short) and long position basis.

(2)
Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at December 31, 2013 and 2012, respectively.

        The table below summarizes the open ocean freight positions.

	December 31, 2013
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(7,660)	—	—	Hire Days
FFA Options	(2,082)	—	—	Hire Days

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

	December 31, 2013
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	4,096,009	—	—	MMBtus
Swaps	—	—	687,204	MMBtus
Options	(6,015,361)	—	—	MMBtus
Energy—Other
Futures	2,417,741	—	—	Metric Tons
Forwards	—	(47,055)	38,239,063	Metric Tons
Swaps	275,000	—	—	Metric Tons
Options	(318)	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are undesignated on the consolidated statements of income for the years ended December 31, 2013 and 2012.

	Gain or (Loss) Recognized in Income on Derivative
		December 31,
(US$ in millions)	Location	2013	2012
Undesignated Derivative Contracts
Interest Rate	Other income (expenses)—net	$(7)	$1
Foreign Exchange	Foreign exchange gains (losses)	(229)	(135)
Foreign Exchange	Income (loss) from discontinued operations, net of tax	—	8
Foreign Exchange	Cost of goods sold	(165)	(7)
Commodities	Cost of goods sold	651	(561)
Freight	Cost of goods sold	(20)	(1)
Energy	Cost of goods sold	—	(6)

Total		$230	$(701)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments and Fair Value Measurements (Continued)

        The tables below summarize the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges in the consolidated statements of income.

	December 31, 2013
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)		Gain or (Loss) Recognized in Income on Derivatives
	Notional Amount	Gain or (Loss) Recognized in Accumulated OCI(1)
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$344	$(22)	Foreign exchange gains (losses)	$(12)	Foreign exchange gains (losses)	$—

Total	$344	$(22)		$(12)		$—

Net Investment Hedge(3):
Foreign Exchange	$560	$22	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$560	$22		$—		$—

(1)
The gain (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2013, Bunge expects to reclassify into income in the next 12 months $(22) million and zero after-tax gain (loss) related to its foreign exchange cash flow and net investment hedges respectively.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)
The foreign exchange contracts mature at various dates in 2014.

	December 31, 2012
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)		Gain or (Loss) Recognized in Income on Derivatives
		Gain or (Loss) Recognized in Accumulated OCI(1)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$190	$5	Foreign exchange		Foreign exchange
			gains (losses)	$(6)	gains (losses)	$—

Total	$190	$5		$(6)		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2012, Bunge expected to reclassify into income in the next 12 months $5 million after-tax losses related to its foreign exchange cash flow hedges.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)
The foreign exchange forward contracts mature at various dates in 2013.

16. Short-Term Debt and Credit Facilities

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Short-Term Debt and Credit Facilities (Continued)

currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2013 and 2012 was 6.99% and 6.59%, respectively.

	December 31,
(US$ in millions)	2013	2012
Lines of credit:
Unsecured, variable interest rates from 0.37% to 30.00%(1)	$703	$1,598

Total short-term debt	$703	$1,598

(1)
Includes $285 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted-average interest rate of 14.91% as of December 31, 2013 and $378 million at a weighted-average interest rate of 18.78% as of December 31, 2012.

        Bunge's commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. In January 2013, Bunge agreed with the Liquidity Facility banks for the amount of aggregate commitments under the Liquidity Facility to be increased from $526 million to $600 million, and simultaneously increased the size of its commercial paper program to $600 million. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under Bunge's commercial paper program. At December 31, 2013, there was $100 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility. At December 31, 2012, there were no borrowings outstanding under the commercial paper program and the Liquidity Facility.

        In addition to the committed facilities discussed above, from time-to-time, Bunge enters into bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2013, $120 million was outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $395 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2013 to support working capital requirements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Debt

        Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2013	2012
Revolving credit facilities(1)	$400	$—
Term loan due 2013—fixed interest rate of 3.32% (Tranche A)	—	300
Term loan due 2013—variable interest rate of LIBOR plus 1.38% (Tranche B)	—	100
5.875% Senior Notes due 2013	—	300
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
BNDES loans, variable interest rate indexed to TJLP plus 3.20% payable through 2016(2)(3)	27	42
Other	348	323

Subtotal	3,607	3,897
Less: Current portion of long-term debt	(762)	(719)

Total long-term debt excluding investment fund debt	2,845	3,178
Consolidated non-recourse investment fund debt(4)	334	354

Total long-term debt	$3,179	$3,532

(1)
In June and November of 2013, we entered into unsecured bilateral three-year revolving credit agreements totaling $700 million with certain lenders, maturing in 2016.

(2)
Industrial development loans provided by BNDES, an agency of the Brazilian government.

(3)
TJLP is a long-term interest rate published by the BNDES on a quarterly basis; TJLP was 5.00% per annum at December 31, 2013 and 2012, respectively.

(4)
Consolidated investment fund debt matures at various dates through 2019 with no recourse to Bunge. Bunge elected to account for $257 million and $259 million at fair value as of December 31, 2013 and 2012, respectively, and the remaining is accounted for at amortized cost.

        The fair values of long-term debt, including current portion, at December 31, 2013 and 2012 were $4,174 million and $4,581 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2013			December 31, 2012
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)
Long-term debt including current portion	$3,941	$3,917	$257	$4,251	$4,322	$259

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Debt (Continued)

        On May 30, 2013, we entered into an unsecured $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lenders party thereto. Under the terms of the agreement, the Lenders initially made available up to $368 million of loans, which has been increased to $665 million in December 2013 concurrent with the scheduled repayment in full of our obligations under an existing term loan facility under which $300 million of principal amount was outstanding. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. There were no borrowings outstanding under this credit agreement at December 31, 2013.

        On June 24, 2013, we entered into an unsecured $200 million three-year revolving credit agreement with a certain lender. Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under this credit agreement at December 31, 2013.

        In November 2013 we entered into five unsecured $100 million bilateral three-year revolving credit agreements with certain lenders. Borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreement that remain undrawn are subject to a commitment fee at a rate of 0.25%. There was $200 million outstanding under these credit agreements at December 31, 2013.

        At December 31, 2013, Bunge had approximately $3,800 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $242 million at December 31, 2013 have been mortgaged or otherwise collateralized against long-term debt of $198 million at December 31, 2013.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Long-Term Debt (Continued)

        Principal Maturities—Principal maturities of long-term debt at December 31, 2013 are as follows:

(US$ in millions)
2014	$760
2015	523
2016	921
2017	859
2018	11
Thereafter	842

Total(1)	$3,916

(1)
Excludes unamortized net gains of $25 million related to terminated interest rate swap agreements recorded in long-term portion of debt.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2013.

        During the years ended December 31, 2013, 2012 and 2011, Bunge paid interest, net of interest capitalized, of $330 million, $259 million and $208 million, respectively.

18. Trade Receivables Securitization Program

        Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the Program) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the Purchasers) that provides for funding up to $700 million against receivables sold into the program. The securitization program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the securitization program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (DPP), which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the program.

        Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the securitization program. The securitization program terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables sold under the securitization program will terminate on May 28, 2014 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the securitization program are subject to specified eligibility criteria, including eligible currencies, country and obligor concentration limits. At December 31, 2013, BFBV had a repurchase obligation with the administrative agent of $54 million. No obligation existed at December 31, 2012.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Trade Receivables Securitization Program (Continued)

        At December 31, 2013 and 2012, $696 million and $772 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the program totaled $12,596 million and $13,823 million for the years ended December 31, 2013 and 2012, respectively. In addition, cash collections from customers on receivables previously sold were $12,769 million and $14,031 million for the years ended December 31, 2013 and 2012, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the program for the years ended December 31, 2013 and 2012 were $12,779 million and $14,054 million, respectively. These sales resulted in discounts of $7 million and $8 million for the years ended December 31, 2013 and 2012, respectively, and $5 million for the period from inception of the program through December 31, 2011, which were included in SG&A in the consolidated statements of income. Servicing fees under the program were not significant in any period.

        Bunge's risk of loss following the sale of the accounts receivable is limited to the DPP, which at December 31, 2013 and 2012 had a fair value of $96 million and $134 million, respectively, and is included in other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on accounts receivable sold under the program during the year ended December 31, 2013 and 2012 were insignificant. Bunge has reflected all cash flows under the securitization program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2013 and 2012 and the period from inception of the program through December 31, 2011, including collections on DPP of $1,465 million, $1,661 million, and $814 million, respectively.

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

        Plan Amendments and Transfers In and Out—There were no significant amendments, settlements or transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2013 or 2012.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The following table sets forth in aggregate the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2013 and 2012. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligation at the beginning of year	$607	$513	$163	$143
Plan amendments	—	2	—	—
Service cost	21	18	9	8
Interest cost	25	25	5	6
Plan curtailments	(2)	—	—	—
Actuarial (gain) loss, net	(65)	70	(5)	15
Employee contributions	—	—	3	3
Net transfers in (out)	—	—	4	—
Plan settlements	3	(3)	(9)	(14)
Effect of plan combinations	—	—	6	—
Benefits paid	(19)	(17)	3	(1)
Expenses paid	(1)	(1)	(2)	—
Impact of foreign exchange rates	—	—	(1)	3

Benefit obligation at the end of year	$569	$607	$176	$163

Change in plan assets:
Fair value of plan assets at the beginning of year	$396	$355	$131	$124
Actual return on plan assets	53	48	8	7
Employer contributions	25	14	16	10
Employee contributions	—	—	3	3
Plan settlements	—	(3)	(9)	(14)
Effect of plan combinations	—	—	5	—
Divestitures	—	—	—	—
Benefits paid	(19)	(17)	3	(1)
Expenses paid	(1)	(1)	—	—
Impact of foreign exchange rates	—	—	(4)	2

Fair value of plan assets at the end of year	$454	$396	$153	$131

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(115)	$(211)	$(23)	$(32)

Net (liability) asset recognized in the balance sheet	$(115)	$(211)	$(23)	$(32)

Amounts recognized in the balance sheet consist of:
Non-current assets	$7	$—	$12	$4
Current liabilities	(3)	(1)	(2)	(2)
Non-current liabilities	(119)	(210)	(33)	(34)

Net liability recognized	$(115)	$(211)	$(23)	$(32)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        Included in accumulated other comprehensive income at December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized initial net asset of $1 million (zero, net of tax), unrecognized prior service cost of $5 million ($3 million, net of tax) and unrecognized actuarial loss of $102 million ($66 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2014 is $1 million ($1 million, net of tax) and unrecognized actuarial loss of $4 million ($3 million, net of tax).

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2013, the $569 million and $176 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $498 million and $121 million, which were in excess of the fair value of related plan assets of $375 million and $85 million. At December 31, 2012, the $607 million and $163 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $607 million and $116 million, which were in excess of the fair value of related plan assets of $396 million and $80 million. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $521 million and $165 million at December 31, 2013 and $548 million and $153 million at December 31, 2012.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2013	2012	2013	2012
Projected benefit obligation	$498	$607	$38	$54
Accumulated benefit obligation	$449	$548	$36	$52
Fair value of plan assets	$375	$396	$5	$21

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit pension plans:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2013	2012	2011	2013	2012	2011
Service cost	$21	$18	$15	$9	$8	$7
Interest cost	25	25	25	5	6	6
Expected return on plan assets	(30)	(26)	(26)	(5)	(6)	(6)
Amortization of prior service cost	1	2	2	—	—	—
Amortization of net loss	16	13	5	3	1	1
Curtailment loss	—	—	—	1	—	—
Settlement loss recognized	—	—	—	—	1	—
Special termination benefit	3	—	—	—	—	—

Net periodic benefit costs	$36	$32	$21	$13	$10	$8

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The weighted-average actuarial assumptions used in determining the benefit obligation under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2013	2012	2013	2012
Discount rate	5.2%	4.2%	3.6%	3.3%
Increase in future compensation levels	3.8%	3.8%	2.7%	3.0%

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.2%	5.0%	6.0%	3.3%	4.2%	4.4%
Expected long-term rate of return on assets	7.5%	7.5%	8.0%	4.0%	4.6%	5.3%
Increase in future compensation levels	3.8%	3.8%	4.2%	3.0%	2.7%	2.4%

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The fair values of Bunge's U.S. and foreign defined benefit pension plans' assets at the measurement date, by category, are as follows:

	Fair Value Measurements at December 31, 2013
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$2	$9	$2	$9	$—	$—	$—	$—
Equities:
Mutual Funds(1)	297	58	297	1	—	57	—	—
Fixed income securities:
Mutual Funds(2)	155	80	77	5	78	75	—	—
Others(3)	—	6	—	—	—	6	—	—

Total	$454	$153	$376	$15	$78	$138	$—	$—

	Fair Value Measurements at December 31, 2012
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$2	$—	$2	$—	$—	$—	$—	$—
Equities:
Mutual Funds(1)	251	19	251	—	—	19	—	—
Fixed income securities:
Mutual Funds(2)	143	106	72	7	71	99	—	—
Others(3)	—	6	—	—	—	6	—	—

Total	$396	$131	$325	$7	$71	$124	$—	$—

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

        Bunge expects to contribute $3 million and $13 million, respectively, to its U.S. and foreign-based defined benefit pension plans in 2014.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Pension Plans (Continued)

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2014	$24	$9
2015	26	8
2016	28	8
2017	31	8
2018	33	8
2019-2023	193	43

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $12 million, $14 million and $14 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2013 and 2012. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligation at the beginning of year	$16	$17	$80	$97
Plan amendments	—	—	—	(3)
Plan curtailments	—	—	(2)	—
Service cost	—	—	—	1
Interest cost	1	1	6	9
Actuarial (gain) loss, net	(1)	—	(15)	(2)
Employee contributions	1	1	—	—
Plan settlements/divestitures	—	—	—	(6)
Benefits paid	(2)	(3)	(6)	(9)
Impact of foreign exchange rates	(1)	—	(9)	(7)

Benefit obligation at the end of year	$14	$16	$54	$80

Change in plan assets:
Employer contributions	$1	$2	$6	$9
Employee contributions	1	1	—	—
Benefits paid	(2)	(3)	(6)	(9)

Fair value of plan assets at the end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets (less than) of benefit obligation	$(14)	$(16)	$(54)	$(80)

Net (liability) recognized in the balance sheet	$(14)	$(16)	$(54)	$(80)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(1)	$(2)	$(5)	$(3)
Non-current liabilities	(13)	(14)	(49)	(77)

Net liability recognized	$(14)	$(16)	$(54)	$(80)

        Included in accumulated other comprehensive income at December 31, 2013 are the following amounts for U.S. and foreign postretirement healthcare benefit plans that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million (zero, net of tax) and zero (zero, net of tax), respectively, and unrecognized actuarial gain (loss) of $5 million ($3 million, net of tax) and $9 million ($6 million, net of tax), respectively. Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement healthcare benefit plans in 2014.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$—	$1	$1
Interest cost	1	1	1	6	9	10
Amortization of prior service cost	—	—	—	—	(7)	(1)
Amortization of net (gain) loss	(1)	—	—	1	8	1
Curtailment gain	—	—	—	(2)	—	—

Net periodic benefit costs	$—	$1	$1	$5	$11	$11

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2013	2012	2013	2012
Discount rate	4.7%	3.8%	11.4%	8.8%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	3.8%	4.8%	5.3%	8.8%	10.3%	10.8%

        At December 31, 2013, for measurement purposes related to U.S. plans, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014, decreasing to 4.5% by 2029, remaining at that level thereafter. At December 31, 2012, for measurement purposes related to U.S. plans, a 9.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2013. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 7.74% and 7.74% for 2013 and 2012, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Postretirement Healthcare Benefit Plans (Continued)

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost—U.S. plans	$—	$—
Effect on total service and interest cost—Foreign plans	$1	$(1)
Effect on postretirement benefit obligation—U.S. plans	$1	$(1)
Effect on postretirement benefit obligation—Foreign plans	$5	$(4)

        Bunge expects to contribute $2 million to its U.S. postretirement healthcare benefit plan and $5 million to its foreign postretirement healthcare benefit plans in 2014.

21. Related Party Transactions

        Notes receivable—Bunge holds a note receivable from Southwest Iowa Renewable Energy, a 25% owned U.S. investment, having a carrying value of approximately $27 million and $37 million at December 31, 2013 and 2012, respectively. This note matures in August 2014 with interest payable at a rate of LIBOR plus 7.5%.

        Bunge holds a note receivable from Societe Diester Industrie International, a 40% owned investment in France, having a carrying value of approximately $15 million at December 31, 2013. This note matures in March 2014 with interest payable at a rate of 3.7%.

        Bunge holds a note receivable from PT Bumiraya Investido, a 35% owned investment in Indonesia, having a carrying value of approximately $5 million at December 31, 2013. This note matures in January 2014 with interest payable at a rate of 9.6%.

        Bunge held a note receivable under a revolving credit facility from Bunge-Ergon Vicksburg LLC, a 50% owned U.S. joint venture in the amount of $9 million at December 31, 2012. During the year ended December 31, 2012, Bunge recorded an impairment of $29 million related to the note receivable. Concurrent with the impairment of the note receivable, Bunge ceased recognition of interest income associated with this loan.

        Bunge holds a note receivable from Biodiesel Bilbao S.A., a 20% owned investment in Spain, having a carrying value of approximately $3 million and $6 million at December 31, 2013 and 2012, respectively. This note matures in December 2015 with interest payable at a rate of 2.5%. In October 2013, Bunge recorded an impairment of $3 million related to the note receivable.

        Bunge has held notes receivables from related parties totaling $14 million and $34 million at December 31, 2013 and 2012, respectively.

        Bunge has recognized interest income related to these notes receivable of approximately $2 million for each of the years ended December 31, 2013, 2012 and 2011, respectively, in interest income in its consolidated statements of income. Notes receivable are included in other current assets or other non-current assets in the consolidated balance sheets, according to payment terms.

        Notes payable—Bunge has a note payable with a carrying value of $2 million at December 31, 2013, to Senwes Limited, its partner in the Bunge Senwes joint venture in South Africa. Bunge had a

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Related Party Transactions (Continued)

note payable with a carrying value of $7 million at December 31, 2012, to a joint venture partner in a port terminal in Brazil. These notes are included in other current liabilities in Bunge's consolidated balance sheet as of December 31, 2013.

        Other—Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated joint ventures, which totaled $446 million, $685 million and $835 million for the years ended December 31, 2013, 2012 and 2011, respectively. Bunge also sold soybean and other commodity products to certain of these joint ventures, which totaled $440 million, $592 million and $452 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, Bunge had approximately $90 million and $169 million, respectively, of receivables from these joint ventures recorded in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2013 and 2012, Bunge had approximately $29 million and $128 million, respectively, of payables to these joint ventures recorded in trade accounts payable in the consolidated balance sheets.

        In addition, Bunge provided services during the years ended December 31, 2013 and 2012, to its unconsolidated investees totaling $81 million and $78 million, respectively, for services including primarily tolling and administrative support. Bunge believes these transaction values are similar to those that would be conducted with third parties.

22. Commitments and Contingencies

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge believes none of these matters are expected to have a material adverse effect on Bunge's financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge's position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at December 31, 2013 and 2012 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2013	2012
Tax claims	$59	$70
Labor claims	76	75
Civil and other claims	101	109

Total	$236	$254

        Tax claims—The tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Commitments and Contingencies (Continued)

invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the Supreme Court decisions, it has received certain similar tax incentives and benefits. Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of GAAP, no liability has been recorded in the consolidated financial statements. (See also Note 14 related to tax return examinations of certain Brazilian subsidiaries).

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge's locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge's Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $67 million as of December 31, 2013), plus previously accrued interest on the outstanding amount due of approximately 750 million Argentine pesos (approximately $115 million as of December 31, 2013). Bunge's Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge's Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge's locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of December 31, 2013, would total approximately $147 million. Additionally, in April 2012, the Argentine government suspended Bunge's Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge's subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge's business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        In December, 2012, the Brazilian tax authorities concluded an examination of the PIS COFINS tax returns of one of Bunge's Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately $140 million plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

        Labor claims—The labor claims are principally claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Commitments and Contingencies (Continued)

        Civil and other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2013:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$25
Residual value guarantee(2)	90

Total	$115

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2017. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2013, Bunge had no outstanding recorded obligation related to these guarantees.

(2)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At December 31, 2013, Bunge's recorded obligation related to these guarantees was $3 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into, or issued by, its 100% owned subsidiaries. At December 31, 2013, Bunge's consolidated balance sheet includes debt with a carrying amount of $3,302 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years, in the case of ocean freight vessels, depending on market conditions, and 5 to 17 years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Future Minimum Payment Obligations
2014	$209	$75	$284
2015 and 2016	94	54	148
2017 and 2018	93	51	144
2019 and thereafter	132	213	345

Total	$528	$393	$921

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $91 million during the year ended December 31, 2013 and expects to receive payments of approximately $9 million in 2014 under such relet agreements.

        Commitments—At December 31, 2013, Bunge had approximately $241 million of purchase commitments related to its inventories, $17 million of power supply contracts, $79 million of rail car purchase commitments and $105 million of contractual commitments related to construction in progress.

23. Redeemable Noncontrolling Interests

        In July 2012, Bunge acquired a controlling interest in a newly formed oilseed processing venture in Europe (see Note 2). As part of the transaction, Bunge entered into a variable price put arrangement subject to a floor and ceiling price, whereby the noncontrolling interest holder can require the Company to acquire the remaining shares of the operation during specific option exercise periods from April to May 2016, 2017 and 2018, respectively. Bunge has elected to accrete the changes in the redemption value through additional paid-in capital over the period from the date of issuance to the earliest redemption date following the effective interest method. At December 31, 2013 and 2012, $37 million and $29 million, respectively, is included in redeemable noncontrolling interests in the consolidated balance sheets. The difference between redemption value and carrying amount was insignificant.

        In May 2012, Bunge acquired a controlling interest in a wheat mill and bakery mix operation (see Note 2) and, as part of the transaction, Bunge entered into a variable price put arrangement whereby the noncontrolling interest holder can require Bunge to acquire the remaining shares of the operation on or after May 4, 2015. In December 2013, Bunge acquired the remaining 5% interest of the noncontrolling interest for $10 million. At December 31, 2012, $9 million is included in redeemable noncontrolling interests in Bunge's consolidated balance sheets.

24. Equity

        Share Repurchase Program—On June 8, 2010, Bunge announced that its Board of Directors had approved a program for the repurchase of up to $700 million of Bunge's issued and outstanding common shares. The program was approved to run through December 31, 2011. On December 7, 2011, the Board of Directors approved a one-year extension of Bunge's existing share repurchase program through December 31, 2012. On December 5, 2012, the Board of Directors approved a $275 million increase in the size of the share repurchase program and extended the program for an indefinite period. Bunge repurchased 1,933,286 common shares for $120 million during the year ended December 31, 2011 and 6,714,573 common shares for $354 million during the year ended December 31, 2010, bringing total repurchases under the program from inception through December 31, 2013 to

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Equity (Continued)

8,647,859 shares for $474 million. Bunge did not repurchase any shares under the program during the years ended December 31, 2013 and 2012.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2013. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1131 common shares based on a conversion price of $89.8378 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,680,390 Bunge Limited common shares at December 31, 2013).

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2013 and 2012, Bunge recorded $34 million of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Equity (Continued)

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gains and Losses on Hedging Activities	Pension and Other Postretirement Liability Adjustment	Unrealized Gains and Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2011	$670	$(2)	$(83)	$(2)	$583
Other comprehensive income (loss) before reclassification	(1,130)	5	(41)	—	(1,166)
Amount reclassified from accumulated other comprehensive income	—	(27)	—	—	(27)

Net-current period other comprehensive income	(1,130)	(22)	(41)	—	(1,193)

Balance, December 31, 2011	(460)	(24)	(124)	(2)	(610)
Other comprehensive income (loss) before reclassification	(805)	5	(33)	11	(822)
Amount reclassified from accumulated other comprehensive income	—	22	—	—	22

Net-current period other comprehensive income	(805)	27	(33)	11	(800)

Balance, December 31, 2012	(1,265)	3	(157)	9	(1,410)
Other comprehensive income (loss) before reclassification	(1,217)	—	88	5	(1,124)
Amount reclassified from accumulated other comprehensive income	(4)	(25)	—	(9)	(38)

Net-current period other comprehensive income	(1,221)	(25)	88	(4)	(1,162)

Balance, December 31, 2013	$(2,486)	$(22)	$(69)	$5	$(2,572)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2013	2012	2011
Income from continuing operations	$110	$378	$965
Net (income) loss attributable to noncontrolling interests	99	28	2

Income from continuing operations attributable to Bunge	209	406	967

Other redeemable obligations(1)	(42)	(2)	—
Convertible preference share dividends and other obligations	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	97	(342)	(25)

Net income available to Bunge common shareholders	$230	$28	$908

Weighted-average number of common shares outstanding:
Basic	147,204,082	146,000,541	146,583,128
Effect of dilutive shares:
— stock options and awards(2)	1,053,227	1,134,945	1,042,127
— convertible preference shares(3)	—	—	7,583,790

Diluted	148,257,309	147,135,486	155,209,045

Basic earnings per common share:
Net income (loss) from continuing operations	$0.91	$2.53	$6.37
Net income (loss) from discontinued operations	0.66	(2.34)	(0.17)

Net income attributable to Bunge common shareholders—basic	$1.57	$0.19	$6.20

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.90	$2.51	$6.23
Net income (loss) from discontinued operations	0.65	(2.32)	(0.16)

Net income attributable to Bunge common shareholders—diluted	$1.55	$0.19	$6.07

(1)
Accretion of redeemable noncontrolling interests of $42 million and $2 million for the years ended December 31, 2013 and 2012, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the years ended December 31, 2013, and 2012, respectively.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 3 million, 4 million and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Weighted-average common shares outstanding-diluted for the years ended December 31, 2013 and 2012, excludes the effect of approximately 7.7 million and 7.6 million, respectively, weighted-average common shares that would be issuable upon conversion of Bunge's convertible preference shares because the effect would not have been dilutive.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation

        For the year ended December 31, 2013, Bunge recognized approximately $27 million and $26 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. For the year ended December 31, 2012, Bunge recognized approximately $25 million and $19 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards. For the year ended December 31, 2011, Bunge recognized approximately $24 million and $25 million of compensation expense, related to its stock option and restricted stock unit awards, respectively, in additional paid-in capital for awards classified as equity awards.

        2009 Equity Incentive Plan and Equity Incentive Plan—During the year ended December 31, 2009, Bunge established the 2009 Equity Incentive Plan (the 2009 EIP), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan (the Equity Incentive Plan), a shareholder approved plan. Under the Equity Incentive Plan, the compensation committee of the Bunge's Board of Directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards can be granted under the Equity Incentive Plan.

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

        The fair value of each stock option granted under any of Bunge's equity incentive plans is estimated on the grant date using the Black-Scholes-Merton option-pricing model with the assumptions noted in the following table. The expected volatility of Bunge's common shares is based on historical volatility calculated using the daily closing price of Bunge's shares up to the grant date. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of granted options represents the period of time that the granted options are expected to be outstanding based on historical experience and giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with a term equal to the expected option term of the respective grants and grant dates.

	December 31,
Assumptions:	2013	2012	2011
Expected option term (in years)	6.00	5.94	5.39
Expected dividend yield	1.45%	1.48%	1.29%
Expected volatility	43.23%	44.26%	45.45%
Risk-free interest rate	1.01%	1.15%	2.48%

        A summary of option activity under the plans for the year ended December 31, 2013 is presented below:

Options (US$ in millions)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,741,819	$65.59
Granted	785,375	74.32
Exercised	(1,070,635)	49.52
Forfeited or expired	(292,391)	82.36

Outstanding at December 31, 2013	5,164,168	$69.30	5.98	$77

Exercisable at December 31, 2013	3,498,165	$68.40	4.80	$59

        The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $26.95, $25.06 and $27.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $29 million, $19 million and $24 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

        At December 31, 2013, $64 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan is expected to be recognized over the next two years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Share-Based Compensation (Continued)

        A summary of activity under Bunge's restricted stock unit plans for the year ended December 31, 2013 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2013(1)	1,332,745	$66.17
Granted	543,412	74.40
Vested/issued(2)	(339,335)	56.78
Forfeited/cancelled(2)	(254,496)	71.56

Restricted stock units at December 31, 2013(1)	1,282,326	$71.07

(1)
Excludes accrued unvested dividends, which are payable in shares upon vesting of Bunge's common shares. At December 31, 2013, there were 37,352 unvested dividends accrued. Accrued unvested dividends are revised upon non-achievement of performance targets.

(2)
During the year ended December 31, 2013, Bunge issued 339,335 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $73.03 per share. At December 31, 2013, Bunge has approximately 18,074 deferred common share units including common shares representing accrued dividends. During the year ended December 31, 2013, Bunge canceled approximately 212,309 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets and performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes.

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $74.40, $67.08 and $70.36, respectively.

        At December 31, 2013, there was approximately $36 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2013 was approximately $43 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are to be reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2013, 320,835 and 4,489,925 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Lease Commitments

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2013 are as follows:

(US$ in millions)	Minimum Lease Payments
2014	$193
2015	162
2016	148
2017	93
2018	80
Thereafter	320

Total	$996

        Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Rent expense	$204	$189	$227
Sublease income	(23)	(35)	(41)

Net rent expense	$181	$154	$186

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of five years and cover approximately 214,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar (ATR) per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. During the years ended December 31, 2013, 2012 and 2011, Bunge made payments related to these agreements of $169 million, $181 million and $91 million, respectively. Of these amounts $107 million, $127 million and $40 million, respectively, were payments for advances on future production and $62 million, $54 million and $51 million, respectively, were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas

        Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations (see Note 3), the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina. On September 17, 2013 OCP acquired Bunge's 50% ownership interest in our Moroccan fertilizer joint venture.

        The "Discontinued Operations & Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas (Continued)

valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues segments or inter-segment eliminations."

(US$ in millions)	Agribusiness	Sugar and Bioenergy	Edible Oil Products	Milling Products	Fertilizer	Discontinued Operations & Unallocated	Total
2013
Net sales to external customers	$45,507	$4,215	$9,165	$2,012	$448	$—	$61,347
Inter-segment revenues	4,978	61	138	9	3	(5,189)	—
Gross profit	1,797	92	540	262	69	—	2,760
Foreign exchange gain (loss)	41	3	5	(1)	5	—	53
Noncontrolling interests(2)	31	9	(7)	—	(5)	71	99
Other income (expense)—net	(2)	—	10	3	33	—	44
Segment EBIT	1,032	(60)	163	125	69	—	1,329
Discontinued operations(3)	—	—	—	—	—	97	97
Depreciation, depletion and amortization expense	(240)	(184)	(99)	(28)	(17)	—	(568)
Investments in affiliates	185	56	—	—	—	—	241
Total assets	18,898	3,512	2,420	1,242	353	356	26,781
Capital expenditures	395	346	146	56	23	76	1,042
2012
Net sales to external customers	$44,561	$4,659	$9,472	$1,833	$466	$—	$60,991
Inter-segment revenues	5,377	—	119	1	58	(5,555)	—
Gross profit	1,786	64	446	201	76	—	2,573
Foreign exchange gain (loss)	111	(15)	(8)	1	(1)	—	88
Noncontrolling interests(2)	(9)	25	2	—	(3)	13	28
Other income (expense)—net	(68)	(3)	(7)	—	(14)	—	(92)
Segment EBIT(1)	1,047	(637)	80	115	23	—	628
Discontinued operations(3)	—	—	—	—	—	(342)	(342)
Depreciation, depletion and amortization expense	(221)	(175)	(93)	(30)	(18)	—	(537)
Investments in affiliates	195	37	—	—	41	—	273
Total assets	18,178	3,691	2,723	806	972	910	27,280
Capital expenditures	365	421	179	27	31	72	1,095
2011
Net sales to external customers	$38,844	$5,842	$8,839	$2,006	$566	$—	$56,097
Inter-segment revenues	4,952	13	86	50	66	(5,167)	—
Gross profit (loss)	1,687	149	462	234	95	—	2,627
Foreign Exchange gain (loss)	(16)	(4)	3	—	1	—	(16)
Noncontrolling interests(2)	(18)	(2)	(6)	—	(4)	32	2
Other income (expense)—net	(11)	4	3	2	9	—	7
Segment EBIT	905	(20)	137	104	63	—	1,189
Discontinued operations(3)	—	—	—	—	—	(25)	(25)
Depreciation, depletion and amortization expense	(184)	(171)	(87)	(27)	(24)	—	(493)
Investments in affiliates	506	18	—	14	62	—	600
Total assets	15,903	3,805	2,445	715	2,353	—	25,221
Capital expenditures	494	376	145	25	56	29	1,125

(1)
During the year ended December 31, 2012, Bunge recorded a pre-tax impairment charge of $514 million in its sugar and bioenergy segment for the write-down of goodwill. In addition, Bunge recorded pre-tax impairment charges of $30 million and $19 million in selling, general and administrative expenses and other income (expense)-net, respectively related to the write-down of two separate affiliate loans to joint ventures and three separate equity method investments. Of these pre-tax impairment charges, $1 million and $9 million were allocated to the agribusiness segment in selling, general and administrative expenses and other income (expense)-net, respectively, and $29 million and $10 million was allocated to the sugar and bioenergy segment in selling, general and administrative expenses and other income (expense)-net, respectively.

(2)
Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(3)
Represents net income (loss) from discontinued operations (see Note 3).

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Total segment EBIT from continuing operations	$1,329	$628	$1,189
Interest income	76	53	96
Interest expense	(363)	(294)	(295)
Income tax (expense) benefit	(904)	6	(55)
Income (loss) from discontinued operations, net of tax	97	(342)	(25)
Noncontrolling interests' share of interest and tax	71	13	32

Net income attributable to Bunge	$306	$64	$942

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Agricultural commodities products	$45,507	$44,561	$38,844
Sugar and bioenergy products	4,215	4,659	5,842
Edible oil products	9,165	9,472	8,839
Wheat milling products	1,226	1,027	1,186
Corn milling products	786	806	820
Fertilizer products	448	466	566

Total	$61,347	$60,991	$56,097

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Operating Segments and Geographic Areas (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Net sales to external customers:
Europe	$19,821	$19,475	$18,417
United States	12,764	15,249	13,769
Brazil	9,679	8,583	8,335
Asia	12,516	11,160	9,590
Argentina	2,609	3,059	3,660
Canada	2,220	2,322	1,856
Rest of world	1,738	1,143	470

Total	$61,347	$60,991	$56,097

	Year Ended December 31,
(US$ in millions)	2013	2012	2011
Long-lived assets(1):
Europe	$1,301	$1,238	$1,051
United States	965	987	1,307
Brazil	3,145	3,341	4,004
Asia	565	512	378
Argentina	248	330	287
Canada	316	236	180
Rest of world	540	163	23

Total	$7,080	$6,807	$7,230

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. Quarterly Financial Information (Unaudited)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2013
Volumes (in millions of metric tons)	37	39	42	42	160
Net sales	$14,785	$15,491	$14,701	$16,370	$61,347
Gross profit	647	616	688	809	2,760
Income from discontinued operations, net of tax	(9)	1	103	2	97
Net income	148	122	(193)	130	207
Net income attributable to Bunge	180	136	(148)	138	306
Earnings per common share—basic(2)
Net income	$1.01	$0.83	$(1.31)	$0.88	$1.41

Net income (loss) from continuing operations	$1.22	$0.74	$(1.82)	$0.76	$0.91
Net income (loss) from discontinued operations	(0.06)	0.02	0.69	0.02	0.66

Net income (loss) to Bunge common shareholders	$1.16	$0.76	$(1.13)	$0.78	$1.57

Earnings per common share—diluted(2)
Net income	$1.00	$0.83	$(1.31)	$0.87	$1.40

Net income (loss) from continuing operations	$1.21	$0.74	$(1.82)	$0.75	$0.90
Net income (loss) from discontinued operations	(0.06)	0.01	0.69	0.03	0.65

Net income (loss) to Bunge common shareholders	$1.15	$0.75	$(1.13)	$0.78	$1.55

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	146,648,822	147,128,500	147,349,175	147,678,707	147,204,082
Weighted-average number of shares
outstanding—diluted	147,867,817	147,873,841	147,349,175	148,803,918	148,257,309
Market price:
High	$79.92	$73.51	$79.15	$83.11
Low	$72.12	$66.40	$71.35	$76.11
2012(1)
Volumes (in millions of metric tons)	36	41	43	33	153
Net sales	$12,909	$14,499	$16,543	$17,040	$60,991
Gross profit	537	643	843	550	2,573
Income from discontinued operations, net of tax	(35)	8	4	(319)	(342)
Net income	89	266	301	(620)	36
Net income attributable to Bunge	92	274	297	(599)	64
Earnings per common share—basic(2)
Net income	$0.61	$1.82	$2.06	$(4.24)	$0.25

Net income (loss) from continuing operations	$0.81	$1.77	$1.94	$(1.99)	$2.53
Net income (loss) from discontinued operations	(0.24)	0.05	0.03	(2.18)	(2.34)

Net income (loss) to Bunge common shareholders	$0.57	$1.82	$1.97	$(4.17)	$0.19

Earnings per common share—diluted(2)
Net income	$0.61	$1.72	$1.95	$(4.24)	$0.24

Net income (loss) from continuing operations	$0.80	$1.73	$1.89	$(1.99)	$2.51
Net income (loss) from discontinued operations	(0.23)	0.05	0.03	(2.18)	(2.32)

Net income (loss) to Bunge common shareholders	$0.57	$1.78	$1.92	$(4.17)	$0.19

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	145,718,123	145,974,965	146,074,712	146,230,219	146,000,541
Weighted-average number of shares outstanding—diluted	146,582,899	154,475,872	154,645,337	146,230,219	147,135,486
Market price:
High	$68.44	$69.73	$67.30	$73.82
Low	$57.22	$57.83	$60.82	$67.74

(1)
Net income for the fourth quarter of and year ended 2012 included an after-tax goodwill impairment charge of $339 million.

(2)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2013 and 2012 does not equal the total computed for the year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: February 28, 2014	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer and Global Operational Excellence Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2014	By:	/s/ SOREN SCHRODER Soren Schroder Chief Executive Officer
February 28, 2014	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer
February 28, 2014	By:	/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer
February 28, 2014	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 28, 2014	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 28, 2014	By:	/s/ CAROL M. BROWNER Carol M. Browner Director

S-1

February 28, 2014	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
February 28, 2014	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
February 28, 2014	By:	/s/ WILLIAM ENGELS William Engels Director
February 28, 2014	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 28, 2014	By:	/s/ JAMES T. HACKETT James T. Hackett Director
February 28, 2014	By:	/s/ KATHLEEN HYLE Kathleen Hyle Director
February 28, 2014	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Non-Executive Chairman and Director

S-2