Form 10-Q
period 2014-03-31
Bunge LTD
filed 2014-05-06
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 147,212,227

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$13,461	$14,785
Cost of goods sold	(13,047)	(14,138)

Gross profit	414	647
Selling, general and administrative expenses	(366)	(349)
Interest income	19	9
Interest expense	(79)	(76)
Foreign exchange gains (losses)	22	(40)
Other income (expense) — net	6	39

Income from continuing operations before income tax	16	230
Income tax (expense) benefit	(30)	(73)

Income (loss) from continuing operations	(14)	157
Income (loss) from discontinued operations, net of tax	(5)	(9)

Net income (loss)	(19)	148
Net (income) loss attributable to noncontrolling interests	6	32

Net income (loss) attributable to Bunge	(13)	180
Convertible preference share dividends and other obligations	(14)	(10)

Net income (loss) available to Bunge common shareholders	$(27)	$170

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$(0.15)	$1.22
Net income (loss) from discontinued operations	(0.03)	(0.06)

Net income (loss) to Bunge common shareholders	$(0.18)	$1.16

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$(0.15)	$1.21
Net income (loss) from discontinued operations	(0.03)	(0.06)

Net income (loss) to Bunge common shareholders	$(0.18)	$1.15

Dividends per common share	$0.30	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2014	2013
Net income	$(19)	$148
Other comprehensive income (loss):
Foreign exchange translation adjustment	131	80
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $(8) in 2014 and $(1) in 2013	(13)	11
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil in 2014 and $2 in 2013	1	(3)
Total other comprehensive income (loss)	119	88
Total comprehensive income (loss)	100	236
Less: comprehensive (income) loss attributable to noncontrolling interests	(2)	28
Total comprehensive income (loss) attributable to Bunge	$98	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$632	$742
Time deposits under trade structured finance program (Note 4)	3,259	4,470
Trade accounts receivable (less allowances of $126 and $123) (Note 12)	2,617	2,144
Inventories (Note 5)	6,452	5,796
Deferred income taxes	150	183
Other current assets (Note 6)	5,091	4,437
Total current assets	18,201	17,772

Property, plant and equipment, net	6,166	6,075
Goodwill	396	392
Other intangible assets, net	313	326
Investments in affiliates	252	241
Deferred income taxes	603	564
Other non-current assets (Note 7)	1,503	1,411
Total assets	$27,434	$26,781
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,291	$703
Current portion of long-term debt (Note 11)	765	762
Letter of credit obligations under trade structured finance program (Note 4)	3,259	4,470
Trade accounts payable	3,828	3,522
Deferred income taxes	50	60
Other current liabilities (Note 9)	3,302	3,018
Total current liabilities	12,495	12,535

Long-term debt (Note 11)	3,875	3,179
Deferred income taxes	234	185
Other non-current liabilities	731	757

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	38	37

Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2014 and 2013 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2014 — 147,135,656 shares, 2013 — 147,796,784 shares	1	1
Additional paid-in capital	4,986	4,967
Retained earnings	6,826	6,891
Accumulated other comprehensive income (loss) (Note 15)	(2,461)	(2,572)
Treasury shares, at cost - 2014 - 3,097,286 and 2013 - 1,933,286 shares, respectively	(212)	(120)
Total Bunge shareholders’ equity	9,830	9,857
Noncontrolling interests	231	231
Total equity	10,061	10,088
Total liabilities and equity	$27,434	$26,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$(19)	$148
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	42	77
Bad debt expense	6	6
Depreciation, depletion and amortization	124	121
Stock-based compensation expense	18	4
Deferred income tax expense (benefit)	(11)	(56)
Other, net	(9)	(4)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(488)	(583)
Inventories	(658)	415
Prepayments and advances to suppliers	(62)	(171)
Trade accounts payable and accrued liabilities	331	302
Net unrealized gain/loss on derivative contracts	(53)	165
Margin deposits	(115)	(66)
Other, net	(163)	(255)
Cash provided by (used for) operating activities	(1,057)	103
INVESTING ACTIVITIES
Payments made for capital expenditures	(165)	(224)
Acquisitions of businesses (net of cash acquired)	(12)	(11)
Proceeds from investments	30	13
Payments for investments	(39)	(6)
Payment for investments in affiliates	(13)	(14)
Other, net	(9)	(40)
Cash provided by (used for) investing activities	(208)	(282)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	334	(64)
Proceeds from short-term debt with maturities greater than 90 days	366	115
Repayments of short-term debt with maturities greater than 90 days	(71)	(78)
Proceeds from long-term debt	2,357	1,452
Repayments of long-term debt	(1,675)	(972)
Proceeds from sale of common shares	6	9
Repurchases of common shares	(92)	—
Dividends paid	(53)	(48)
Other, net	(14)	—
Cash provided by (used for) financing activities	1,158	414
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Net increase (decrease) in cash and cash equivalents	(110)	232
Cash and cash equivalents, beginning of period	742	569
Cash and cash equivalents, end of period	$632	$801

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(8)	—	—	—	—	—	180	—	—	(32)	148
Accretion of noncontrolling interest	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	—	—	84	—	4	88
Dividends on common shares	—	—	—	—	—	—	(40)	—	—	—	(40)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	4	—	—	—	—	4
Issuance of common shares	—	—	—	716,925	—	9	—	—	—	—	9
Balance, March 31, 2013	$32	6,900,000	$690	147,065,424	$1	$4,920	$6,924	$(1,326)	$(120)	$365	$11,454

		Convertible						Accumulated
	Redeemable	Preference				Additional		Other
	Noncontrolling	Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(5)	—	—	—	—	—	(13)	—	—	(6)	(19)
Accretion of noncontrolling interests	6	—	—	—	—	(6)	—	—	—	—	(6)
Other comprehensive income (loss)	—	—	—	—	—	—	—	111	—	8	119
Dividends on common shares	—	—	—	—	—	—	(44)	—	—	—	(44)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	—	—	—	—	18	—	—	—	—	18
Repurchase of common shares	—	—	—	(1,164,000)	—		—	—	(92)	—	(92)
Issuance of common shares	—	—	—	502,872	—	7	—	—	—	—	7
Balance, March 31, 2014	$38	6,900,000	$690	147,135,656	$1	$4,986	$6,826	$(2,461)	$(212)	$231	$10,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2013 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, forming part of Bunge’s 2013 Annual Report on Form 10-K filed with the SEC on March 1, 2014.

2.                                      ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncements — In July 2013, the FASB issued guidance in ASC Topic 740, (Topic 740) Income Taxes (Topic 740). Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

In February 2013, the FASB issued guidance in ASC (Topic 405) Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The amended guidance addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

New Accounting Pronouncements — In April 2014, the FASB amended existing guidance in ASC (Topic 205) Presentation of Financial Statements and ASC (Topic 360) Property, Plant and Equipment. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results and requires expanded disclosures for discontinued operations. The amendments in this Update include several changes to Topic 360 to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. The adoption of these amendments would expand Bunge’s disclosures but is not expected to impact Bunge’s consolidated financial position or results of operations.

3.                                      BUSINESS ACQUISITIONS

In February 2014, Bunge acquired the assets of Corn Flour Producers, LLC (CFP) for $12 million in cash.  The purchase price allocation resulted in $12 million, primarily property, plant and equipment with the remainder in working capital. CFP produces corn flour products and is located in Indiana in the United States.

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

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income.

At March 31, 2014 and December 31, 2013, time deposits (with weighted-average interest rates of 8.55% and 8.36%, respectively) and LCs (including foreign exchange contracts) totaled $3,259 million and $4,470 million, respectively. In addition, at March 31, 2014 and December 31, 2013, the fair values of the time deposits (Level 2 measurements) totaled approximately $3,259 million and $4,470 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $3,026 million and $4,360 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were losses of $233 million and $110 million at March 31, 2014 and December 31, 2013, respectively.

For the three months ended March 31, 2014 and 2013, total proceeds from issuances of LCs were $1,397 million and $2,417 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the Program are included in operating activities in the condensed consolidated statements of cash flows.

5.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories refer to inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

	March 31,	December 31,
(US$ in millions)	2014	2013
Agribusiness (1)	$5,185	$4,498
Sugar and Bioenergy (2)	486	549
Edible Oil Products (3)	485	487
Milling Products (4)	238	210
Fertilizer (4)	58	52
Total	$6,452	$5,796

(1)             Includes readily marketable agricultural commodity inventories carried at fair value of $4,866 million and $4,163 million at March 31, 2014 and December 31, 2013, respectively.  Of these amounts $3,631 million and $2,927 million can be attributable to merchandising activities at March 31, 2014 and December 31, 2013, respectively. All other agribusiness segment inventories are carried at lower of cost or market.

(2)             Includes readily marketable sugar inventories of $131 million and $182 million at March 31, 2014 and December 31, 2013, respectively.  Of these sugar inventories, $115 million and $109 million, respectively, are carried at fair value in Bunge’s trading and merchandising business.  Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Edible oil products inventories are generally carried at lower of cost or market, with the exception of readily marketable inventories of bulk soybean and canola oil which are carried at fair value in the aggregate amount of $68 million and $67 million at March 31, 2014 and December 31, 2013, respectively.

(4)             Milling products and fertilizer inventories are carried at lower of cost or market.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2014	2013
Prepaid commodity purchase contracts (1)	$306	$220
Secured advances to suppliers, net (2)	558	555
Unrealized gains on derivative contracts, at fair value	2,092	1,561
Recoverable taxes, net	385	442
Margin deposits (3)	418	305
Marketable securities, at fair value	127	162
Deferred purchase price receivable, at fair value (4)	90	96
Prepaid expenses	303	261
Other	812	835
Total	$5,091	$4,437

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $19 million and $20 million at March 31, 2014 and December 31, 2013, respectively.

Interest earned on secured advances to suppliers of $11 million and $9 million for the three months ended March 31, 2014 and 2013, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)       Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2014	2013
Recoverable taxes, net (1)	$330	$283
Judicial deposits (1)	163	153
Other long-term receivables	39	40
Income taxes receivable (1)	313	304
Long-term investments	301	296
Affiliate loans receivable, net	37	25
Long-term receivables from farmers in Brazil, net (1)	133	134
Other	187	176
Total	$1,503	$1,411

(1)                                     These non-current assets arise primarily from our Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net — Recoverable taxes are reported net of valuation allowances of $49 million and $57 million at March 31, 2014 and December 31, 2013, respectively.

Judicial deposits — Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Income taxes receivable — Income taxes receivable at March 31, 2014 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Long-term investments — Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $246 million and $238 million at March 31, 2014 and December 31, 2013, respectively.

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

	March 31,	December 31,
(US$ in millions)	2014	2013
Legal collection process (1)	$199	$213
Renegotiated amounts (2)	120	117
Total	$319	$330

(1)       All amounts in legal process are considered past due upon initiation of legal action.

(2)       All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2014 and the year ended December 31, 2013 was $308 million and $363 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2014		December 31, 2013
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$125	$119	$139	$132
Renegotiated amounts	70	66	84	64
For which no allowance has been provided:
Legal collection process	74	—	74	—
Renegotiated amounts	50	—	33	—
Total	$319	$185	$330	$196

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended
	March 31,
(US$ in millions)	2014	2013
Beginning balance	$196	$224
Bad debt provisions	2	1
Recoveries	(2)	(3)
Write-offs	(21)	—
Transfers	4	—
Foreign exchange translation	6	2
Ending balance	$185	$224

8.                                      INCOME TAXES

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

For the three months ended March 31, 2014 and 2013, income tax expense related to continuing operations was $30 million and $73 million, respectively. The related effective tax rates were 187% and 30%, respectively, and included discrete tax items of $5 million and $31 million, respectively.  The high effective tax rate for the quarter ended March 31, 2014 resulted from low net earnings that included profits in higher tax jurisdictions that were largely offset by losses in entities where no tax benefit is recorded as these entities, primarily in Bunge’s sugar segment, have cumulative taxable losses.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is often difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the three months ended March 31, 2014, Bunge increased its liability for uncertain tax positions in North America resulting in a $5 million charge to income tax expense.

As of March 31, 2014 and December 31, 2013, Bunge had received from the Brazilian tax authorities proposed adjustments totaling an aggregate amount of 1,410 million Brazilian reals ($623 million and $603 million, respectively) plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of March 31, 2014 and December 31, 2013, Bunge had recognized uncertain tax positions related to these tax assessments of 192 million Brazilian reals ($85 million and $82 million), respectively.

In addition, as of March 31, 2014 and December 31, 2013, Bunge’s Argentine subsidiary had received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million and $67 million as of March 31, 2014 and December 31, 2013, respectively), plus previously accrued interest on the outstanding amount due of approximately 789 million and 750 million Argentine pesos as of March 31, 2014 and December 31, 2013, respectively

(approximately $99 million and $115 million, respectively).  Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge’s Argentine subsidiary (see also Note 14).

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2014	2013
Accrued liabilities	$1,027	$940
Unrealized losses on derivative contracts at fair value	1,867	1,401
Advances on sales	276	330
Other	132	347
Total	$3,302	$3,018

10.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 12 for deferred purchase price receivable (DPP) related to sales of trade receivables. See Note 7 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 11 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability.  The topic describes three levels within its hierarchy that may be used to measure fair value.

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2014				December 31, 2013
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,974	$1,075	$5,049	$—	$4,041	$298	$4,339
Trade accounts receivable(1)	—	1	7	8	—	5	1	6
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	7	—	7	—	7	—	7
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	23	750	—	773	5	346	—	351
Commodities	273	774	185	1,232	408	585	138	1,131
Freight	61	3	2	66	59	—	—	59
Energy	12	—	2	14	11	—	2	13
Deferred purchase price receivable (Note 12)	—	90	—	90	—	96	—	96
Other (3)	100	97	—	197	59	22	—	81
Total assets	$469	$5,696	$1,271	$7,436	$542	$5,102	$439	$6,083
Liabilities:
Trade accounts payable(1)	$—	$393	$470	$863	$—	$381	$76	$457
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	19	—	19	—	11	—	11
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	46	518	—	564	5	373	—	378
Commodities	365	684	98	1,147	361	439	89	889
Freight	83	—	20	103	81	—	14	95
Energy	17	—	17	34	11	—	17	28
Total liabilities	$511	$1,615	$605	$2,731	$458	$1,204	$196	$1,858

(1)                Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $8 million and $863 million, at March 31, 2014 and $6 million and $457 million at December 31, 2013, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)                Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at March 31, 2014 and December 31, 2013, respectively.

(3)                Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)                Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at March 31, 2014 and December 31, 2013, respectively.

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

Readily marketable inventories — Readily marketable inventories reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge’s inventories are located.  In such cases, the inventory is classified within Level 2.  Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

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

Level 3 Measurements — Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Bunge’s policy regarding the timing of transfers between levels is to record the transfers at the beginning of the reporting period.

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2014 and December 31, 2013, respectively.

Level 3 Readily marketable inventories and other — The significant unobservable inputs resulting in Level 3 classification for readily marketable inventories, physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada.  In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts.  Movements in the price of these unobservable inputs alone would not have a material effect on Bunge’s financial statements as these contracts do not typically exceed one future crop cycle.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and losses (realized/unrealized) included in cost of goods sold	65	12	—	77
Purchases	13	1,089	(1)	1,101
Sales	(4)	(377)	8	(373)
Issuances	—	—	(393)	(393)
Settlements	(32)	—	(1)	(33)
Transfers into Level 3	(16)	127	(7)	104
Transfers out of Level 3	8	(74)	6	(60)
Balance, March 31, 2014	$54	$1,075	$(463)	$666

(1)       Derivatives, net include Level 3 derivative assets and liabilities.

(2)       Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2013
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 1, 2013	$66	$436	$(40)	$462
Total gains and losses (realized/unrealized) included in cost of goods sold	(24)	(84)	71	(37)
Purchases	—	952	—	952
Sales	—	(266)	—	(266)
Issuances	—	—	(422)	(422)
Settlements	(73)	—	—	(73)
Transfers into Level 3	(1)	149	(58)	90
Transfers out of Level 3	1	—	—	1
Balance, March 31, 2013	$(31)	$1,187	$(449)	$707

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The table below summarizes changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2014 and 2013 for Level 3 assets and liabilities that were held at March 31, 2014 and 2013.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2014
Cost of goods sold	$93	$56	$(51)	$98
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2013
Cost of goods sold	$(106)	$703	$(351)	$246

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

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2014
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(3)	$(44)	$68	Delta
Forwards	—	(17,525)	15,244	Notional
Futures	(1)	—	—	Notional
Swaps	—	(17)	75	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(7,122,877)	—	—	Metric Tons
Options	(2,588,486)	(202,310)	843,530	Metric Tons
Forwards	(16,786)	(38,020,243)	27,216,747	Metric Tons
Swaps	25,000	—	—	Metric Tons

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at March 31, 2014 and December 31, 2013, respectively.

The table below summarizes the open ocean freight positions.

	March 31, 2014
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(2,083)	—	—	Hire Days
FFA Options	(9,530)	—	—	Hire Days

(1)             Exchange cleared futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange cleared options and forwards are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses derivative instruments for various purposes including to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.

The table below summarizes the open energy positions.

	March 31, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	(4,291,561)	—	—	MMBtus
Swaps	—	—	303,318	MMBtus
Options	3,276,626	—	—	MMBtus
Energy—Other
Futures	584,986	—	—	Metric Tons
Forwards	—	(450)	37,948,884	Metric Tons
Swaps	(25,000)	—	—	Metric Tons
Options	(82,829)	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)	Location	2014	2013
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$77	$10
Foreign Exchange	Income (loss) from discontinued operations, net of tax	—	1
Foreign Exchange	Cost of goods sold	160	137
Commodities	Cost of goods sold	(541)	88
Freight	Cost of goods sold	(23)	(10)
Energy	Cost of goods sold	—	3
Total		$(327)	$229

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$349	$15	Foreign exchange gains (losses)	$(1)	Cost of goods sold	$—
Total	$349	$15		$(1)		$—

Net Investment Hedge:
Foreign Exchange (3)	$566	$(28)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$566	$(28)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2014, Bunge expects to reclassify into income in the next 12 months $15 million after-tax gain (loss) related to its foreign exchange cash flow hedges.

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

	Three Months Ended March 31, 2013
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$186	$2	Cost of goods sold	$—	Cost of goods sold	$—
Total	$186	$2		$—		$—

Net Investment Hedge:
Foreign Exchange (3)	$300	$9	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$300	$9		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2013, Bunge expected to reclassify into income in the next 12 months approximately $2 million of after-tax gains related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2013.

11.                               DEBT

On March 17, 2014, Bunge entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the Facility) with an option to request an extension of the maturity date for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70%, based on the credit ratings of Bunge’s senior long-term unsecured debt. The Company is also required to pay fees that vary from 0.10% to 0.40% based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date.  Bunge may, from time to time, with the consent of the Facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. This Facility replaced the $1,750 million revolving facility agreement dated March 23, 2011. There were no borrowings outstanding under this Facility at March 31, 2014.

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under Bunge’s commercial paper program. At March 31, 2014, there was $150 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility. At December 31, 2013, there was $100 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At March 31, 2014, Bunge had $3,550 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2014			December 31, 2013
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,640	$4,622	$278	$3,941	$3,917	$257

 12.         TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the Program) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the Purchasers) that provides for funding up to $700 million against receivables sold into the Program. The securitization program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge’s U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (BSBV) formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables (DPP), which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.

Bunge Finance B.V. (BFBV), a wholly-owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on June 1, 2016. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 28, 2014 unless extended for an additional period in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the Program are subject to specified eligibility criteria, including eligible currencies, country and obligor concentration limits. At March 31, 2014 and December 31, 2013, BSBV had short-term liabilities to the administrative agent of $48 million and $54 million, respectively.

As of March 31, 2014 and December 31, 2013, $683 million and $696 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $3,007 million and $3,017 million for the three months ended March 31, 2014 and 2013, respectively.  In addition, cash collections from customers on receivables previously sold were $3,066 million and $3,177 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the Program for the three months ended March 31, 2014 and 2013 were $3,115 million and $3,174 million, respectively.  These sales resulted in discounts of $2 million for each of the three month periods ended March 31, 2014 and 2013, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the accounts receivable is limited to the DPP, which at March 31, 2014 and December 31, 2013 had a fair value of $90 million and $96 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on accounts receivable sold under the Program during the three months ended March 31, 2014 and 2013 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated investees, totaling $243 million and $129 million for the three months ended March 31, 2014 and 2013, respectively.  Bunge also sold soybeans and other commodity products to certain of its unconsolidated investees, totaling $112 million and $181 million for the three months ended March 31, 2014 and 2013, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at March 31, 2014 and December 31, 2013 are the following amounts related to these matters:

	March 31,	December 31,
(US$ in millions)	2014	2013
Tax claims	$75	$59
Labor claims	74	76
Civil and other claims	108	101
Total	$257	$236

Tax claims — The tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating certain ICMS incentives and benefits granted by various states on constitutional grounds. While Bunge was not a recipient of any of the incentives and benefits that were the subject of the Supreme Court decisions, it has received certain tax incentives and benefits. Bunge has not received any tax assessment related to the validity of ICMS incentives or benefits it has received and, based on its assessment of the matter under the provisions of GAAP, no liability has been recorded in the condensed consolidated financial statements.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million as of March 31, 2014), plus previously accrued interest on the outstanding amount due of approximately 789 million Argentine pesos (approximately $99 million as of March 31, 2014). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge’s Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding has been initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of March 31, 2014, would total approximately $154 million. Additionally, in April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations. These actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, Bunge is challenging the exclusion from the grain registry in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

In December, 2012, the Brazilian tax authorities concluded an examination of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately 287 million Brazilian reals ($127 million) plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2014:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$49
Residual value guarantee (2)	93
Total	$142

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2014, Bunge had no outstanding recorded obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At March 31, 2014, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities and senior notes entered into, or issued by, its subsidiaries.  At March 31, 2014, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,663 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.          EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. Bunge repurchased 1,164,000 common shares for $92 million during the three months ended March 31, 2014. Total repurchases under the program from its inception on June 8, 2010 through March 31, 2014 were 9,811,859 shares for $566 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gains Losses	Postretirement	Gains Losses	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2013	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	123	(13)	—	—	110
Amount reclassified from accumulated other comprehensive income	—	1	—	—	1
Balance, March 31, 2014	$(2,363)	$(34)	$(69)	$5	$(2,461)

			Pension
	Foreign	Deferred	and Other	Unrealized	Accumulated
	Exchange	Gains Losses	Postretirement	Gains Losses	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2012	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassifications	76	11	—	—	87
Amount reclassified from accumulated other comprehensive income	—	—	—	(3)	(3)
Balance, March 31, 2013	$(1,189)	$14	$(157)	$6	$(1,326)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2014	2013
Income (loss) from continuing operations	$(14)	$157
Net (income) loss attributable to noncontrolling interests	6	32
Income from continuing operations attributable to Bunge	(8)	189
Other redeemable obligations (1)	(6)	(2)
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	(5)	(9)
Net income available to Bunge common shareholders	$(27)	$170
Weighted-average number of common shares outstanding:
Basic	147,497,638	146,648,822
Effect of dilutive shares:
—stock options and awards (2)	—	1,218,995
—convertible preference shares	—	—
Diluted	147,497,638	147,867,817

Basic earnings per common share:
Net income (loss) from continuing operations	$(0.15)	$1.22
Net income (loss) from discontinued operations	(0.03)	(0.06)
Net income attributable to Bunge common shareholders—basic	$(0.18)	$1.16

Diluted earnings per common share:
Net income (loss) from continuing operations	$(0.15)	$1.21
Net income (loss) from discontinued operations	(0.03)	(0.06)
Net income attributable to Bunge common shareholders—diluted	$(0.18)	$1.15

(1)       Accretion of redeemable noncontrolling interests of $6 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three months ended March 31, 2014, and 2013, respectively.

(2)       Approximately 3 million and 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, and for the three months ended March 31, 2014, excludes the dilutive effect of approximately 1 million incremental common shares. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for both the three months ended March 31, 2014 and 2013.

17.                               SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the fertilizer segment include its port operations in Brazil and its operations in Argentina.

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

(US$ in millions)

			Edible			Discontinued
Three Months Ended		Sugar and	Oil	Milling		Operations &
March 31, 2014	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$10,093	$844	$1,928	$535	$61	$—	$13,461
Inter—segment revenues	849	—	37	—	1	(887)	—
Gross profit	253	(36)	121	69	7	—	414
Foreign exchange gains (losses)	16	5	1	—	—	—	22
Noncontrolling interests	2	1	(3)	—	(1)	7	6
Other income (expense) — net	—	5	2	—	(1)	—	6
Segment EBIT (2)	79	(64)	22	32	6	—	75
Discontinued operations (3)	—	—	—	—	—	(5)	(5)
Depreciation, depletion and amortization	(56)	(29)	(24)	(11)	(4)	—	(124)
Total assets	19,469	3,546	2,485	1,314	299	321	27,434

Three Months Ended
March 31, 2013
Net sales to external customers	$10,774	$1,113	$2,297	$535	$66	$—	$14,785
Inter—segment revenues	1,417	—	20	—	9	(1,446)	—
Gross profit	398	57	116	63	13	—	647
Foreign exchange gains (losses)	(41)	3	(1)	—	(1)	—	(40)
Noncontrolling interests	26	1	—	—	(1)	6	32
Other income (expense) — net	(3)	(1)	8	6	29	—	39
Segment EBIT (2)	191	23	38	36	35	—	323
Discontinued operations (3)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(60)	(26)	(24)	(7)	(4)	—	(121)
Total assets	20,266	4,064	2,655	976	940	998	29,899

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

(3)             Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2014	2013
Total segment EBIT from continuing operations	$75	$323
Interest income	19	9
Interest expense	(79)	(76)
Income tax (expense) benefit	(30)	(73)
Income (loss) from discontinued operations, net of tax	(5)	(9)
Noncontrolling interests’ share of interest and tax	7	6
Net income attributable to Bunge	$(13)	$180

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2014 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness — Agribusiness EBIT for the first quarter of 2014 was $79 million compared to $191 million in the first quarter of 2013.  Volumes were essentially flat period over period.  Strong grain origination results in Brazil, which benefited from the early stages of a record harvest, were offset by losses in our trading & distribution operations, where our commercial and risk management strategies anticipated lower grain prices.  The combination of deteriorating U.S. winter wheat conditions and Black Sea political volatility caused prices to rise, pressuring margins. Additionally, ocean freight costs in our trading & distribution operation were above market as we executed higher priced vessels that were toward the end of their time charter contracts. Strong oilseed processing margins in Europe, Brazil and the U.S. led to improved results, despite a weak crushing environment in China.  Results for the first quarter of 2013 included a gain of $16 million related to the sale of certain legal claims in Brazil.

Sugar and Bioenergy — The first quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate until the end of the quarter, and are selling sugar and ethanol inventories from the previous sugarcane harvest.

EBIT for the first quarter of 2014 was a loss of $64 million compared with profits of $23 million in the same period of last year.  Volumes declined by 16% from the year ago period, with a 27% decline in trading and distribution volumes only partially offset by a 31% increase in industrial volumes.  Results in both our cane milling and trading & distribution businesses were lower than last year.  In sugarcane milling the primary drivers of the variance were approximately $31 million of mark-to-market losses related to hedges on our forward sugar sales and higher start-up costs, which last year were mostly incurred in the second quarter due to the later start to the milling season.  Results in our trading & merchandising business were lower than a strong year-ago period.  Results in our US biofuels business were higher than last year primarily due to the favorable ethanol margin environment in the U.S. and the contribution from our new corn wet milling joint venture in Argentina.

Edible oil products — EBIT for the first quarter of 2014 was $22 million compared with $38 million in the same quarter of 2013.  Results in the first quarter of 2014 reflect normal seasonal weakness and were lower than last year. Improved performances in our U.S., Europe and Asia businesses were more than offset by lower results in Brazil and Canada.  Our Brazilian operations focused on improving margins, which resulted in volume loss in January and February, but recovered in March.  In Canada, we also focused on achieving better margins, with some initial volume loss. The Canadian results were also impacted by lower volumes primarily due to the effects on demand of the severe winter weather and rail logistics issues.  SG&A was higher in the quarter primarily reflecting increased advertising and sales promotion spending to help grow our brands in certain retail markets and spending related to performance improvement initiatives.  Year ago results included a gain of $9 million related to the sale of certain legal claims in Brazil.

Milling products — EBIT for the first quarter of 2014 was $32 million compared with $36 million in the same period of 2013.  Higher margins in our Brazilian wheat milling business were driven by continued focus on extracting higher value through improved product and channel mix and tight cost control.  These gains more than offset lower volumes of lower margin sales. Wheat milling results in Mexico benefited from our new Grupo Altex acquisition, which performed to plan in the quarter.  Results in rice milling were comparable to last year.  Results in our U.S. corn milling business were lower than last year primarily due to lower margins and higher energy costs.  Higher SG&A in the quarter was due to the addition of Grupo Altex.  Year ago results included a gain of $6 million related to the sale of certain legal claims in Brazil.

Fertilizer — Higher results in the quarter compared with the same quarter of 2013 were primarily driven by improved performance in our Brazilian port operation. Results in 2013 included a gain of $32 million related to the sale of certain legal claims in Brazil.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2014	2013
Volumes (in thousands of metric tons):
Agribusiness	31,674	31,446
Sugar and Bioenergy	1,940	2,303
Edible oil products	1,613	1,643
Milling products	1,152	1,011
Fertilizer	137	135

Net sales:
Agribusiness	$10,093	$10,774
Sugar and Bioenergy	844	1,113
Edible oil products	1,928	2,297
Milling products	535	535
Fertilizer	61	66
Total	$13,461	$14,785

Cost of goods sold:
Agribusiness	$(9,840)	$(10,376)
Sugar and Bioenergy	(880)	(1,056)
Edible oil products	(1,807)	(2,181)
Milling products	(466)	(472)
Fertilizer	(54)	(53)
Total	$(13,047)	$(14,138)

Gross profit:
Agribusiness	$253	$398
Sugar and Bioenergy	(36)	57
Edible oil products	121	116
Milling products	69	63
Fertilizer	7	13
Total	$414	$647

Selling, general and administrative expenses:
Agribusiness	$(192)	$(191)
Sugar and Bioenergy	(39)	(37)
Edible oil products	(99)	(84)
Milling products	(37)	(33)
Fertilizer	1	(4)
Total	$(366)	$(349)

Foreign exchange gains (losses):
Agribusiness	$16	$(41)
Sugar and Bioenergy	5	3
Edible oil products	1	(1)
Milling products	—	—
Fertilizer	—	(1)
Total	$22	$(40)

Noncontrolling interests:
Agribusiness	$2	$26
Sugar and Bioenergy	1	1
Edible oil products	(3)	—
Milling products	—	—
Fertilizer	(1)	(1)
Total	$(1)	$26

Other income (expense) - net:
Agribusiness	$—	$(3)
Sugar and Bioenergy	5	(1)
Edible oil products	2	8
Milling products	—	6
Fertilizer	(1)	29
Total	$6	$39

Segment earnings before interest and tax:
Agribusiness	$79	$191
Sugar and Bioenergy	(64)	23
Edible oil products	22	38
Milling products	32	36
Fertilizer	6	35
Total (1)	$75	$323

Depreciation, depletion and amortization:
Agribusiness	$(56)	$(60)
Sugar and Bioenergy	(29)	(26)
Edible oil products	(24)	(24)
Milling products	(11)	(7)
Fertilizer	(4)	(4)
Total	$(124)	$(121)

(1)             Total segment earnings before interest and tax (EBIT) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2014	2013
Total segment EBIT	$75	$323
Interest income	19	9
Interest expense	(79)	(76)
Income tax (expense) benefit	(30)	(73)
Income (loss) from discontinued operations, net of tax	(5)	(9)
Noncontrolling share of interest and tax	7	6
Net income attributable to Bunge	$(13)	$180

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Agribusiness Segment - Agribusiness segment net sales decreased 6% to $10.1 billion in the first quarter of 2014 compared to $10.8 billion in the first quarter of 2013. The decrease was driven by lower average global commodity prices for wheat, corn and soybeans. Volumes were essentially flat period over period as slightly higher oilseed processing volumes, primarily in the U.S. and Europe, were largely offset by lower trading and distribution volumes in Asia.

Cost of goods sold decreased 5% primarily as a result of lower global commodity prices. The weaker Brazilian real and the Argentine peso relative to the U.S. dollar also benefitted cost of goods sold with the translation of local currency costs into U.S. dollars.

Gross profit of $253 million in the first quarter of 2014 was 36% lower compared to the first quarter of 2013 primarily as a result of lower trading & distribution results, as our commercial and risk management strategies were based on a lower grain price environment than what materialized with deteriorating U.S. weather and Black Sea political risks impacting wheat expectations and leading to increases in grain prices primarily in March 2014. This resulted in risk management losses and weaker Europe and Asia distribution results.  Unrealized mark to market losses on freight forward agreements also reduced gross profit.  These combined margin reductions more than offset very strong performance in Brazil grain origination and oilseed processing which benefited from the early stages of a record harvest and strong price positioning.  Oilseed processing performance was also higher than the first quarter of 2013 in Europe and the U.S., but was partially offset by losses in our China crushing operations.

SG&A expenses were $192 million in the first quarter of 2014 compared to $191 million in the first quarter of 2013. The benefits of weaker currencies on costs translated into U.S. dollars were offset by higher employee related costs in the 2014 period.

Foreign exchange gains were $16 million in the first quarter of 2014 compared to losses of $41 million in the same period of 2013 and related primarily to movements in global currencies, mainly in Central and Eastern Europe (CEE), compared to losses last year mainly in Brazil and CEE.

 There was no other income (expenses)-net in the first quarter of 2014, compared to a loss of $3 million in the same period in 2013, which included a loss of $23 million in the investment funds that we acquired in 2012 and a $16 million gain from the sale of certain legal claims in Brazil.

Noncontrolling interests represented losses of $2 million in the first quarter of 2014 compared to $26 million of losses in the first quarter of 2013. The losses in the first quarter of 2013 primarily reflected the $23 million of losses in the investment funds acquired in 2012, which are included above in other income (expenses) - net.

Segment EBIT decreased by $112 million to $79 million in the first quarter of 2014 from $191 million in the first quarter of 2013 as a result of lower gross profit that was only partially offset by foreign exchange gains.  Segment EBIT for the first quarter of 2013 included a gain of $16 million from the sale of certain legal claims in Brazil.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased by $269 million compared to the first quarter of 2013. The decreased sales of 24% were primarily driven by lower volumes.  Sales volumes in our trading and merchandising business declined by 27% largely as a result of lower sales to the Middle East compared with the first quarter of 2013.  Volumes in our industrial milling business increased by 31% with an earlier sugarcane harvest in 2014, partially offsetting the decline in trading and merchandising volumes.  Average prices of sugar were lower than the first quarter of 2013, which also contributed to the decline in net sales. Ethanol prices in Brazil were higher compared to the same period of last year.

Cost of goods sold decreased 17% in the first quarter of 2014 compared to the same period of 2013 driven by lower volumes, primarily in our trading and merchandising business, and lower average sugar prices. Cost of goods sold in 2014 included approximately $31 million of unrealized mark-to-market losses on our forward sugar sales positions, partially offset by the impact of the weaker Brazilian real on translation of local currency costs to U.S. dollars.

Gross profit decreased $93 million in the first quarter of 2014 to losses of $36 million primarily as a result of lower volumes in our trading and distribution business and $31 million of unrealized mark-to-market losses on our forward sugar sales.

SG&A expenses increased to $39 million in the first quarter of 2014 from $37 million in the comparable period of 2013 primarily due to costs associated with our strategic review of the business.  These costs were partially offset by benefits of the devaluation of the Brazilian real on local currency costs translated into U.S. dollars.

Foreign exchange gains in the first quarters of 2014 and 2013 were $5 million and $3 million, respectively, and related to movements of the Brazilian real.

Other income (expenses)-net was a gain of $5 million in the first quarter of 2014 compared to a loss of $1 million in the same quarter of 2013 primarily due to improved ethanol margins and sales volumes in the U.S. which benefited results in our North American bioenergy investment.

Noncontrolling interests were $1 million in the first quarter of 2014 and 2013 and represent the noncontrolling interests’ shares of period loss from our non-wholly owned Brazilian sugarcane mills.

Segment EBIT decreased by $87 million to a loss of $64 million in the first quarter of 2014 from an income of $23 million in the first quarter of 2013 primarily due to mark-to-market losses related to hedges on our forward sugar sales, lower volumes and margins in our trading and merchandising business and risk management performance.

Edible Oil Products Segment - Edible oil products segment net sales decreased by approximately 16% in the first quarter of 2014 compared to the first quarter of 2013, resulting primarily from lower global vegetable oils prices that averaged 22% lower than the same period of 2013.  Results also declined with a 2% net decrease in volumes.  Lower volumes also reduced net sales in Brazil with lower demand and deliberate selling price management strategies, and in North America, particularly Canada, with very cold weather and railroad performance issues. These volume reductions were partially offset by higher volumes in EMEA, Asia and Argentina.

Cost of goods sold in the first quarter of 2014 decreased 17% from the same period of 2013 primarily due to lower raw material costs resulting from the global price declines and from lower volumes, mainly in Brazil and North America as noted above.

Gross profit increased 4% to $121 million compared to $116 million for the first quarter of 2013. The increase was primarily driven by higher margins in Brazil resulting largely from pricing strategies; in North America resulting from improved product mix; and also in Europe where lower raw material costs benefited margins on margarine.

SG&A expenses increased 18%, primarily as a result of higher promotions, advertising and marketing expenditures in Brazil and Europe, higher employee related costs, primarily in Brazil and Europe, and spending related to performance improvement initiatives more than offsetting the benefits of local currency devaluations relative to the U.S. dollar.

Foreign exchange results in the first quarter of 2014 were $1 million positive compared with a loss of $1 million in the same period for 2013.

Other income (expenses)-net was income of $2 million in the first quarter of 2014 compared to income of $8 million in the comparable period of 2013. The higher result in the first quarter of 2013 was primarily due to a $9 million gain on the sale of certain legal claims in Brazil.

Noncontrolling interests represent (income) loss attributed to noncontrolling interests in consolidated operations.  Income attributable to noncontrolling interests of $3 million in the first quarter of 2014 represents primarily the noncontrolling interest share of income from our edible oils business in Europe. There was no significant noncontrolling interest share of 2013 (income) loss.

Segment EBIT decreased to $22 million for the first quarter of 2014, from $38 million in the first quarter of 2013, as a result of higher selling, general and administrative costs, which more than offset the margin improvements.  In addition, results for the first quarter of 2013 included a $9 million gain on the sale of certain legal claims in Brazil.

Milling Products Segment - Milling products segment net sales were $535 million in the first quarters of both 2014 and 2013.  Volumes increased by 14%, primarily in wheat milling in Brazil and Mexico, with the addition of Grupo Altex to our Mexican wheat milling business in December of 2013. Volume increases were essentially offset by lower average selling prices for corn and wheat products driven by lower commodity market prices relative to the first quarter of 2013 and by the devaluation of the Brazilian real when translated into U.S. dollars.

Cost of goods sold decreased by 1% to $466 million for the first quarter of 2014 from $472 million in the first quarter of 2013.  Lower volumes and lower average raw material prices in corn milling were largely offset by higher volumes in wheat milling and higher energy costs in North America with very cold winter conditions.

Gross profit increased to $69 million in the first quarter of 2014, from $63 million in the first quarter of 2013, primarily due to higher margins in our wheat milling businesses and results from our 2013 Grupo Altex acquisition.

SG&A expenses increased by $4 million to $37 million during the first quarter of 2014, mainly resulting from inclusion of our 2013 acquisition in Mexico of Grupo Altex, offset partially by the U.S. dollar benefit of the weaker Brazilian real on the translation of local currency expenses to U.S. dollars.

There was no other income (expenses)-net in the first quarter of 2014, compared to income of $6 million in the comparable period of 2013, which was due to a $6 million gain on the sale of certain legal claims in Brazil.

Segment EBIT decreased by $4 million to $32 million in the first quarter of 2014, from $36 million in the first quarter of 2013, which included a $6 million gain on the sale of certain legal claims in Brazil.

Fertilizer Segment - Fertilizer segment net sales decreased 8% to $61 million in the first quarter of 2014, compared to $66 million in the first quarter of 2013, primarily due to a decrease in global nitrogen and phosphate prices and lower sales volumes in Argentina, partly offset by higher throughput in our Brazilian port operations.

Cost of goods sold increased by $1 million in the first three months of 2014 to $54 million, compared to $53 million in the same period of 2013 with higher industrial costs resulting from lower production volumes in Argentina partially offset by the benefit of the weaker Argentine peso on local currency costs when translated into U.S. dollars.

Gross profit decreased to $7 million in the first quarter of 2014 from $13 million in the comparable period of 2013. The decrease was primarily driven by lower margins in Argentina resulting from higher cost absorption on reduced production volumes.  This decrease was partly offset by lower maintenance costs and higher margins in our Brazilian port operations in the first quarter of 2014.

SG&A was a gain of $1 million in the first quarter of 2014 resulting primarily from the reversal of certain provisions, including a bad debt recovery.  This compared to expenses of $4 million in the first quarter of 2013.

There were no Foreign exchange results in the first quarter of 2014 compared to $1 million of losses in the first quarter of 2013.

Other income (expenses)-net was a loss of $1 million in the first quarter of 2014 compared to income of $29 million in the first quarter of 2013, which was due primarily to a $32 million gain on the sale of certain legal claims in Brazil.

Noncontrolling interests were $1 million in the first quarters of both 2014 and 2013, which represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Segment EBIT declined by $29 million to $6 million in the first quarter of 2014, compared to $35 million in the same period of 2013, mainly driven by the $32 million gain on the sale of certain legal claims in Brazil in the first quarter of 2013.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	March 31,
(US$ in millions)	2014	2013
Interest income	$19	$9
Interest expense	(79)	(76)

Interest income increased $10 million when compared to the same period of 2013 as a result of higher returns on cash investments in Brazil and Argentina. Interest expense increased by 4% when compared to the same period last year primarily due to increased expenses and higher borrowing costs on certain local lending transactions.

Income Tax Expense — In the quarter ended March 31, 2014, income tax expense was $30 million compared to income tax expense of $73 million in the quarter ended March 31, 2013. The effective tax rate in the first quarter of 2014 increased to 187% compared to 32% in the first quarter of 2013 primarily due to losses in businesses where tax benefits of those losses are not recognized as the entities are in cumulative tax loss positions and certain losses in low tax jurisdictions. These losses largely offset profitable results in businesses in higher tax jurisdictions, including the U.S., Brazil and Argentina.  Income tax expense in the quarter ended March 31, 2014 also included $5 million of discrete tax charges, compared with discrete charges of $31 million in the first quarter of 2013.

Discontinued Operations — Discontinued operations results for the first quarter of 2014 were a loss of $5 million, net of tax, compared to a loss of $9 million, net of tax, in the first quarter of 2013. Improved results were driven by the winding down of activities in these operations.

Net Income (Loss) Attributable to Bunge — For the quarter ended March 31, 2014, net income attributable to Bunge decreased $193 million to a loss of $13 million from income of $180 million in the quarter ended March 31, 2013. This decrease resulted from lower EBIT, particularly in agribusiness and sugar and bioenergy, partially offset by lower income tax expense. Results in 2013 included $63 million of gains related to the sale of certain legal claims in Brazil.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.46 and 1.42 at March 31, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $632 million and $742 million at March 31, 2014 and December 31, 2013, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Under our policy, cash balances have been primarily invested in short term deposits with highly-rated financial institutions and U.S. government securities. Investment criteria for selecting counterparties are the short-term credit rating and credit default swap spread of the counterparty and the long-term sovereign rating of the country where the counterparty is domiciled.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,866 million and $4,163 million at March 31, 2014 and December 31, 2013, respectively.  Of these amounts $3,631 million and $2,927 million were attributable to merchandising activities at March 31, 2014 and December 31, 2013, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $131 million and $182 million at March 31, 2014 and December 31, 2013, respectively.  Of these, $115 million and $109 million were inventories carried at fair value at March 31, 2014 and December 31, 2013, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $68 million and $67 million at March 31, 2014 and December 31, 2013, respectively, were included in our edible oil products segment inventories.

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

Revolving Credit Facilities — At March 31, 2014, we had approximately $4,800 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,550 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program		March 31,	March 31,	December 31,
and Revolving Credit Facilities (US$ in millions)	Maturities	2014	2014	2013
Commercial paper	2016	$600	$150	$100
Long-term revolving credit facilities (1)	2014-2016	4,200	1,100	400
Total		$4,800	$1,250	$500

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

Our commercial paper program is supported by committed back-up bank credit lines (the Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of borrowing under our commercial paper program. At March 31, 2014, there was $150 million outstanding under the commercial paper program and no borrowings were outstanding under the liquidity facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had $700 million borrowings outstanding at March 31, 2014 under our $700 million unsecured bilateral three-year revolving credit agreements with certain lenders, which are maturing at various dates in May and November, 2016. Borrowings under the credit agreements bear interest at LIBOR plus a margin ranging from 0.90% to 1.55%, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreements that remain undrawn are subject to a commitment fee at a rate of 0.25%.

We had $400 million borrowings outstanding at March 31, 2014 under our syndicated $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75%, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

On March 17, 2014, we entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the Facility) with certain lenders party thereto. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods, each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70%, based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date.  We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. We had no borrowings outstanding under this credit facility at March 31, 2014. This Facility replaced the existing $1,750 million revolving facility agreement, dated March 23, 2011. There were no borrowings outstanding under the previous revolving facility agreement on March 17, 2014.

In addition to the committed facilities discussed above, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements.  At March 31, 2014 and December 31, 2013, $450 million and $120 million, respectively, were outstanding under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $1,287 million at March 31, 2014 from December 31, 2013, primarily due to higher working capital financing requirements and common share repurchases.  For the three months ended March 31, 2014, our average short and long-term debt outstanding was $5,450 million compared to $6,363 million for the three months ended March 31, 2013. Our long-term debt balance was $4,640 million at March 31, 2014 compared to $3,941 million at December 31, 2013. The following table summarizes our short-term debt activity at March 31, 2014:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$1,141	3.73%	$1,141	$967	4.68%
Commercial paper	150	0.35%	250	146	0.36%

Total	$1,291	3.34%	$1,391	$1,113	4.11%

(1)       Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2014	2013
Short-term debt: (1)
Short-term debt (2)	$1,291	$703
Current portion of long-term debt, including consolidated investment fund debt	765	762
Total short-term debt	2,056	1,465
Long-term debt (3)
Revolving credit facility expiry 2016	400	—
Bilateral revolving credit facilities expiry 2016	700	400
5.35% Senior Notes due 2014	500	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
Consolidated investment fund debt (4)	355	334
Other	353	375
Subtotal	4,640	3,941
Less: Current portion of long-term debt	(765)	(762)
Total long-term debt, including consolidated investment fund debt	3,875	3,179
Total debt	$5,931	$4,644

(1)       Includes secured debt of $158 million and $125 million at March 31, 2014 and December 31, 2013, respectively.

(2)       Includes $146 million of local currency borrowings in certain Eastern European, South American and Asian countries at a weighted average interest rate of 17.78% as of March 31, 2014 and $285 million at a weighted average interest rate of 14.91% as of December 31, 2013.

(3)       Includes secured debt of $20 million and $75 million at March 31, 2014 and December 31, 2013, respectively.

(4)       Consolidated investment fund debt matures at various dates through 2019 with no recourse to Bunge, includes current portion of long-term debt of $77 million at March 31, 2014 and December 31, 2013, respectively. Bunge elected to account for $278 million and $257 million at fair value as of March 31, 2014 and December 31, 2013, respectively, and the remaining is accounted for at amortized cost.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2014 were as follows:

	Short-term	Long-term
	Debt (1)	Debt	Outlook
Standard & Poor’s	A-1	BBB-	Stable
Moody’s	P-1	Baa2	Negative
Fitch	Not Rated	BBB	Stable

(1)       Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of March 31, 2014.

Equity

Total equity was $10,061 million at March 31, 2014, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2014	2013
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,986	4,967
Retained earnings	6,826	6,891
Accumulated other comprehensive income	(2,461)	(2,572)
Treasury shares, at cost - 2014 - 3,097,286 shares and 2013 - 1,933,286 shares	(212)	(120)
Total Bunge shareholders’ equity	9,830	9,857
Noncontrolling interest	231	231
Total equity	$10,061	$10,088

Total Bunge shareholders’ equity was $10,061 million at March 31, 2014 compared to $10,088 million at December 31, 2013.  The decrease in shareholders’ equity was primarily due to declared dividends to common and preferred shareholders of $44 million and $8 million, respectively, an increase of the cost for purchasing Treasury shares for the three months ended March 31, 2014 of $92 million and net loss attributable to Bunge for the three months ended March 31, 2014 of $13 million, partially offset by cumulative translation gains of $123 million.

Noncontrolling interest was $231 million at March 31, 2014 and December 31, 2013. In 2014, gains of $3 million in certain of our port operating joint ventures were offset by losses in certain of our oilseed crush joint ventures.

As of March 31, 2014, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1131 Bunge Limited common shares, based on the conversion price of $89.8378 per share, subject to certain additional anti-dilution adjustments (which represents 7,680,390 Bunge Limited common shares at December 31, 2013). At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the three months ended March 31, 2014, our cash and cash equivalents decreased by $110 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to an increase of $232 million in cash and cash equivalents for the three months ended March 31, 2013.

Cash used for operating activities was $1,057 million for the three months ended March 31, 2014 compared to cash generated of $103 million for the three months ended March 31, 2013. Net cash inflows from operating activities for the three months ended March 31, 2014 were principally due to lower net income, including adjustments for non-cash items. The increase in net operating assets and liabilities for the first three months of 2014 represented a higher increase primarily from an earlier start of the harvest in Brazil and higher available volumes for commercialization in the U.S. compared to the same period of 2013. These increases were partly offset by lower corn volumes and prices. Net cash inflows from operating activities for the three months ended March 31, 2013 was principally due to higher net income, including adjustments for non-cash items. The higher cash results more than offset our increase in net operating assets and liabilities as commodity prices generally fell during the first quarter of 2013.

Cash used for investing activities was $208 million in the three months ended March 31, 2014 compared to cash used of $282 million in the three months ended March 31, 2013.  During the first three months of 2014 payments made for capital expenditures of $165 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Mexico, and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million. During the three months ended March 31, 2013, payments made for capital expenditures of $224 million primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India, construction of a port terminal in Brazil and the continued implementation of an ERP system in Brazil.

Our financing activities generated cash of $1,158 million in the three months ended March 31, 2014, compared to $414 million in the three months ended March 31, 2013.  In the three months ended March 31, 2014, we had a net increase of $1,311 million in borrowings to meet working capital requirements.  In connection with our common share repurchase program, during the first quarter 2014 we purchased 1,164,000 of our common shares at a cost of $92 million. In the three months ended March 31, 2013, we had a net increase of $453 million in borrowings to meet working capital requirements.  Dividends paid in the three months ended March 31, 2014 and 2013 were $53 million and $48 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 28, 2014 unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at March 31, 2014:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$49
Residual value guarantee (2)	93
Total	$142

(1)       We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2014, we had no outstanding obligation recorded related to these guarantees.

(2)       We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At March 31, 2014, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the indebtedness outstanding under certain credit facilities and senior notes entered into or issued by its subsidiaries.  At March 31, 2014, debt with a carrying amount of $4,663 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.30 per share on March 3, 2014 to common shareholders of record on February 18, 2014.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2014 to shareholders of record on February 15, 2014.  On February 28, 2014, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.30 per common share.  The dividend will be payable on June 2, 2014 to common shareholders of record on May 16, 2014.  We also announced on February 28, 2014 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2014 to shareholders of record on May 15, 2014.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2014.

Adoption of Accounting Pronouncements — In July 2013, the FASB issued guidance in ASC Topic 740, (Topic 740) Income Taxes (Topic 740). Topic 740 provided guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

In February 2013, the FASB issued guidance in ASC (Topic 405) Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The amended guidance addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

New Accounting Pronouncements — In April 2014, FASB amended existing guidance in ASC (Topic 205) Presentation of Financial Statements and ASC (Topic 360) Property, Plant and Equipment. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results and requires expanded disclosures for discontinued operations. The amendments in this Update include several changes to Topic 360 to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. The adoption of these amendments would expand Bunge’s disclosures but is not expected to impact Bunge’s consolidated financial position or results of operations.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business activities.  Our risk management decisions take place in various locations but exposure limits are centrally set and monitored.  We have a corporate risk management group which analyzes and monitors various risk exposures globally.  Additionally, our Board of Directors’ Finance and Risk Policy Committee oversees our overall risk management policies and limits.

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

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements.  The daily fair value of that position is calculated as a summation of the daily notional position for each agricultural commodity valued at quoted market prices for such day where available or utilizing a close proxy.  Changes in position fair values between periods result from changes in position volumes as well as changes in commodity prices.  VaR is calculated on the net position and monitored at the 95% confidence interval.  In addition, scenario analysis and stress testing are performed.  For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices on the aggregate commodity position.  The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended		Year Ended
	March 31, 2014		December 31, 2013
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$(312)	$(31)	$154	$(15)
Lowest daily aggregated position value	(1,608)	(161)	(1,849)	(185)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2014 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) is foreign exchange income of $66 million for the three months ended March 31, 2014 and foreign exchange losses of $344 million for the year ended December 31, 2013 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at March 31, 2014, was $6,191 million with a carrying value of $5,931 million.  There was no significant change in our interest rate risk at March 31, 2014.

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million as of March 31, 2014), plus accrued interest in the amount of approximately 789 million Argentine pesos (approximately $99 million as of March 31, 2014). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2012, although no audit notice has yet been issued to our Argentine subsidiary in respect of those years. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value- added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of March 31, 2014, totaled approximately $154 million. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to continue to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

ITEM 1A.                    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: May 6, 2014	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                 Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1