Form 10-Q
period 2014-06-30
Bunge LTD
filed 2014-07-31
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 145,902,037

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$16,793	$15,491	$30,254	$30,276
Cost of goods sold	(16,000)	(14,875)	(29,047)	(29,013)

Gross profit	793	616	1,207	1,263
Selling, general and administrative expenses	(392)	(379)	(758)	(728)
Interest income	33	12	52	21
Interest expense	(76)	(86)	(155)	(162)
Foreign exchange gains (losses)	14	(3)	36	(43)
Other income (expense) — net	1	(1)	7	38

Income from continuing operations before income tax	373	159	389	389
Income tax (expense) benefit	(111)	(38)	(141)	(111)

Income from continuing operations	262	121	248	278
Income (loss) from discontinued operations, net of tax	15	1	10	(8)

Net income	277	122	258	270
Net loss (income) attributable to noncontrolling interests	11	14	17	46

Net income attributable to Bunge	288	136	275	316
Convertible preference share dividends and other obligations	(16)	(26)	(30)	(36)

Net income available to Bunge common shareholders	$272	$110	$245	$280

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$1.75	$0.74	$1.59	$1.97
Net income (loss) from discontinued operations	0.10	0.02	0.07	(0.06)

Net income (loss) to Bunge common shareholders	$1.85	$0.76	$1.66	$1.91

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$1.71	$0.74	$1.58	$1.95
Net income (loss) from discontinued operations	0.10	0.01	0.07	(0.05)

Net income (loss) to Bunge common shareholders	$1.81	$0.75	$1.65	$1.90

Dividends per common share	$0.34	$0.30	$0.64	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$277	$122	$258	$270
Other comprehensive income (loss):
Foreign exchange translation adjustment	227	(834)	358	(758)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $7 and nil in 2014 and $9 and $6 in 2013	(3)	15	(16)	26
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2014, $(2) and $(2) in 2013	—	4	—	4
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2014, nil and $2 in 2013	(5)	—	(4)	(3)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2014, $(1) and $(1) in 2013	(1)	2	(1)	2
Total other comprehensive income (loss)	218	(813)	337	(729)
Total comprehensive income (loss)	495	(691)	595	(459)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	18	(2)	46
Total comprehensive income (loss) attributable to Bunge	$495	$(673)	$593	$(413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$523	$742
Time deposits under trade structured finance program (Note 4)	3,008	4,470
Trade accounts receivable (less allowances of $131 and $123) (Note 12)	2,981	2,144
Inventories (Note 5)	6,145	5,796
Deferred income taxes	206	183
Other current assets (Note 6)	3,809	4,437
Total current assets	16,672	17,772

Property, plant and equipment, net	6,290	6,075
Goodwill	399	392
Other intangible assets, net	305	326
Investments in affiliates	274	241
Deferred income taxes	580	564
Other non-current assets (Note 7)	1,491	1,411
Total assets	$26,011	$26,781
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,361	$703
Current portion of long-term debt (Note 11)	131	762
Letter of credit obligations under trade structured finance program (Note 4)	3,008	4,470
Trade accounts payable	3,427	3,522
Deferred income taxes	74	60
Other current liabilities (Note 9)	2,376	3,018
Total current liabilities	10,377	12,535
Long-term debt (Note 11)	4,231	3,179
Deferred income taxes	237	185
Other non-current liabilities	735	757
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	40	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2014 and 2013 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2014 — 145,891,379 shares, 2013 — 147,796,784 shares	1	1
Additional paid-in capital	4,996	4,967
Retained earnings	7,056	6,891
Accumulated other comprehensive income (loss) (Note 15)	(2,254)	(2,572)
Treasury shares, at cost - 2014 - 4,501,886 and 2013 - 1,933,286 shares, respectively	(320)	(120)
Total Bunge shareholders’ equity	10,169	9,857
Noncontrolling interests	222	231
Total equity	10,391	10,088
Total liabilities and equity	$26,011	$26,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$258	$270
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	62	49
Bad debt expense	8	7
Depreciation, depletion and amortization	286	270
Stock-based compensation expense	28	21
Deferred income tax expense (benefit)	(5)	35
Other, net	(45)	12
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(835)	(632)
Inventories	(298)	(316)
Prepayments and advances to suppliers	68	(562)
Trade accounts payable and accrued liabilities	(219)	460
Net unrealized gain/loss on derivative contracts	(9)	55
Margin deposits	73	(7)
Other, net	(163)	(175)
Cash provided by (used for) operating activities	(791)	(513)
INVESTING ACTIVITIES
Payments made for capital expenditures	(351)	(470)
Acquisitions of businesses (net of cash acquired)	(12)	(11)
Proceeds from investments	225	38
Payments for investments	(112)	(29)
Payments for investments in affiliates	(28)	(24)
Other, net	24	(32)
Cash provided by (used for) investing activities	(254)	(528)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	492	883
Proceeds from short-term debt with maturities greater than 90 days	677	569
Repayments of short-term debt with maturities greater than 90 days	(442)	(377)
Proceeds from long-term debt	5,524	3,026
Repayments of long-term debt	(5,116)	(2,748)
Proceeds from sale of common shares	13	12
Repurchases of common shares	(200)	—
Dividends paid	(105)	(96)
Other, net	(17)	(3)
Cash provided by (used for) financing activities	826	1,266
Effect of exchange rate changes on cash and cash equivalents	—	(68)
Net increase (decrease) in cash and cash equivalents	(219)	157
Cash and cash equivalents, beginning of period	742	569
Cash and cash equivalents, end of period	$523	$726

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(24)	—	—	—	—	—	316	—	—	(46)	270
Accretion of noncontrolling interest	19	—	—	—	—	(19)	—	—	—	—	(19)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(729)	—	—	(729)
Dividends on common shares	—	—	—	—	—	—	(84)	—	—	—	(84)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	21	—	—	—	—	21
Issuance of common shares	—	—	—	853,111	—	12	—	—	—	—	12
Balance, June 30, 2013	$33	6,900,000	$690	147,201,610	$1	$4,923	$7,007	$(2,139)	$(120)	$345	$10,707

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(10)	—	—	—	—	—	275	—	—	(17)	258
Accretion of noncontrolling interests	13	—	—	—	—	(13)	—	—	—	—	(13)
Other comprehensive income (loss)	—	—	—	—	—	—	—	318	—	19	337
Dividends on common shares	—	—	—	—	—	—	(93)	—	—	—	(93)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation expense	—	—	—	—	—	28	—	—	—	—	28
Repurchase of common shares	—	—	—	(2,568,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	663,195	—	14	—	—	—	—	14
Balance, June 30, 2014	$40	6,900,000	$690	145,891,379	$1	$4,996	$7,056	$(2,254)	$(320)	$222	$10,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2013 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, forming part of Bunge’s 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014.

2.                                    ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncements — In July 2013, the FASB issued guidance in ASC (Topic 740) Income Taxes. Topic 740 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

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

New Accounting Pronouncements - In May 2014, the FASB amended ASC 605 Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within that reporting. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its condensed consolidated financial statements.

In April 2014, the FASB amended existing guidance in ASC (Topic 205) Presentation of Financial Statements and ASC (Topic 360) Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results and requires expanded disclosures for such discontinued operations. The amendments in this update include several changes to Topic 360 to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. The adoption of these amendments would potentially expand Bunge’s disclosures of any future discontinuance of operations.

3.                                      BUSINESS ACQUISITIONS

In February 2014, Bunge acquired the assets of Corn Flour Producers, LLC (CFP) for $12 million in cash.  The purchase price allocation resulted in $12 million, primarily property, plant and equipment with the remainder in working capital. CFP produces corn flour products and is located in Indiana in the United States.

In accordance with ASC 805 Business Combinations we finalized the acquisition accounting of the wheat milling business from Grupo Altex as of June 30, 2014. Upon valuation of the net operating assets after closing the final purchase price has been increased by approximately $2 million.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income.

At June 30, 2014 and December 31, 2013, time deposits (with weighted-average interest rates of 8.8% and 8.36%, respectively) and LCs (including foreign exchange contracts) totaled $3,008 million and $4,470 million, respectively. In addition, at June 30, 2014 and December 31, 2013, the fair values of the time deposits (Level 2 measurements) totaled approximately $3,008 million and $4,470 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $2,945 million and $4,360 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were losses of $63 million and $110 million at June 30, 2014 and December 31, 2013, respectively.

For the six months ended June 30, 2014 and 2013, total proceeds from issuances of LCs were $3,262 million and $4,951 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the Program are included in operating activities in the condensed consolidated statements of cash flows.

5.                                      INVENTORIES

Inventories by segment are presented below.  Readily marketable inventories are agricultural commodity inventories, which are non-perishable with a high shelf life and exceptionally liquid due to their homogenous nature and widely available markets with international pricing mechanisms.  Readily marketable inventories are carried at fair value.  All other inventories are carried at lower of cost or market.

	June 30,	December 31,
(US$ in millions)	2014	2013
Agribusiness (1)	$4,852	$4,498
Sugar and Bioenergy (2)	472	549
Edible Oil Products (3)	478	487
Milling Products	262	210
Fertilizer	81	52
Total	$6,145	$5,796

(1)             Includes readily marketable inventories of $4,697 million and $4,325 million at June 30, 2014 and December 31, 2013, respectively.  Of these amounts $3,589 million and $2,927 million can be attributable to merchandising activities at June 30, 2014 and December 31, 2013, respectively.

(2)             Includes readily marketable inventories of $126 million and $215 million at June 30, 2014 and December 31, 2013, respectively.  Of these sugar inventories, $70 million and $137 million, respectively, can be attributable to trading and merchandising business. Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

(3)             Includes readily marketable inventories of bulk soybean and canola oil in the aggregate amount of $140 million and $138 million at June 30, 2014 and December 31, 2013, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2014	2013
Prepaid commodity purchase contracts (1)	$467	$220
Secured advances to suppliers, net (2)	288	555
Unrealized gains on derivative contracts, at fair value	1,273	1,561
Recoverable taxes, net	445	442
Margin deposits (3)	230	305
Marketable securities, at fair value	76	162
Deferred purchase price receivable, at fair value (4)	96	96
Prepaid expenses	280	261
Other	654	835
Total	$3,809	$4,437

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $14 million and $20 million at June 30, 2014 and December 31, 2013, respectively.

Interest earned on secured advances to suppliers of $7 million and $6 million for the three months ended June 30, 2014 and 2013, respectively, and $19 million and $15 million for the six months ended June 30, 2014 and 2013, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2014	2013
Recoverable taxes, net (1)	$353	$283
Judicial deposits (1)	172	153
Other long-term receivables	40	40
Income taxes receivable (1)	309	304
Long-term investments	294	296
Affiliate loans receivable, net	38	25
Long-term receivables from farmers in Brazil, net (1)	106	134
Other	179	176
Total	$1,491	$1,411

(1)                                     These non-current assets arise primarily from our Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $44 million and $57 million at June 30, 2014 and December 31, 2013, respectively.

Judicial deposits-Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Income taxes receivable-Income taxes receivable at June 30, 2014 includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

Long-term investments-Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $241 million and $238 million at June 30, 2014 and December 31, 2013, respectively.

Affiliate loans receivable, net-Affiliate loans receivable, net is primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

Long-term receivables from farmers in Brazil, net-Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil for amounts in the legal collection process and renegotiated amounts.

	June 30,	December 31,
(US$ in millions)	2014	2013
Legal collection process (1)	$197	$213
Renegotiated amounts (2)	85	117
Total	$282	$330

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2014 and the year ended December 31, 2013 was $313 million and $363 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2014		December 31, 2013
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$122	$116	$139	$132
Renegotiated amounts	63	60	84	64
For which no allowance has been provided:
Legal collection process	75	—	74	—
Renegotiated amounts	22	—	33	—
Total	$282	$176	$330	$196

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2014	2013	2014	2013
Beginning balance	$185	$224	$196	$224
Bad debt provisions	—	12	2	13
Recoveries	(14)	(8)	(15)	(11)
Write-offs	—	(1)	(22)	(1)
Transfers	—	2	4	2
Foreign exchange translation	5	(20)	11	(18)
Ending balance	$176	$209	$176	$209

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

For the six months ended June 30, 2014 and 2013, income tax expense related to continuing operations was $141 million and $111 million, respectively. The related effective tax rates were 36% and 29%, respectively, and included discrete tax items of $13 million and $37 million, respectively.  The higher effective tax rate for the six months ended June 30, 2014 resulted from losses in entities where no tax benefit is recorded as these entities, primarily in Bunge’s sugar segment, have cumulative taxable losses.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the six months ended June 30, 2014, Bunge increased its liability for uncertain tax positions primarily in North America resulting in a $7 million charge to income tax expense.

As of June 30, 2014 and December 31, 2013 Bunge had received from the Brazilian tax authorities proposed adjustments totaling an aggregate amount of 1,410 million Brazilian reals ($640 million and $603 million, respectively) plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of June 30, 2014 and December 31, 2013, Bunge had recognized uncertain tax positions related to these tax assessments of 192 million Brazilian reals ($87 million and $82 million, respectively). Bunge received notice in July, 2014 from the Brazilian tax authorities that they will commence an audit of Bunge’s largest Brazilian subsidiary for the tax years 2010, 2011, and 2012 in the second half of 2014.

In addition, as of June 30, 2014 and December 31, 2013, Bunge’s Argentine subsidiary had received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million and $67 million, respectively), plus previously accrued interest on the outstanding amount due of approximately 828 million and 750 million Argentine pesos as of June 30, 2014 and December 31,

2013, respectively (approximately $102 million and $115 million, respectively).  Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments.  Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2012, although no notice has been rendered to Bunge’s Argentine subsidiary (see also Note 14).

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2014	2013
Accrued liabilities	$708	$792
Unrealized losses on derivative contracts at fair value	1,086	1,401
Advances on sales	235	330
Other	347	495
Total	$2,376	$3,018

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2014				December 31, 2013
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,034	$873	$4,907	$—	$4,302	$298	$4,600
Trade accounts receivable(1)	—	8	1	9	—	5	1	6
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	15	—	15	—	7	—	7
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	9	184	—	193	5	346	—	351
Commodities	238	650	87	975	408	585	138	1,131
Freight	71	3	1	75	59	—	—	59
Energy	13	—	2	15	11	—	2	13
Deferred purchase price receivable (Note 12)	—	96	—	96	—	96	—	96
Other (3)	26	71	—	97	59	22	—	81
Total assets	$357	$5,061	$964	$6,382	$542	$5,363	$439	$6,344

	Fair Value Measurements at Reporting Date
	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Trade accounts payable(1)	$—	$545	$121	$666	$—	$381	$76	$457
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	—	—	—	—	11	—	11
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	16	170	—	186	5	373	—	378
Commodities	243	458	71	772	361	439	89	889
Freight	82	—	12	94	81	—	14	95
Energy	14	—	20	34	11	—	17	28
Total liabilities	$355	$1,173	$224	$1,752	$458	$1,204	$196	$1,858

(1)             Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $9 million and $666 million, at June 30, 2014 and $6 million and $457 million at December 31, 2013, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at June 30, 2014 and December 31, 2013, respectively.

(3)             Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at June 30, 2014 and December 31, 2013, respectively.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2014 and December 31, 2013, respectively.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, April 1, 2014	$54	$1,075	$(463)	$666
Total gains and losses (realized/unrealized) included in cost of goods sold	12	35	—	47
Purchases	—	461	—	461
Sales	—	(856)	1	(855)
Issuances	(1)	—	—	(1)
Settlements	(109)	—	409	300
Transfers into Level 3	9	237	(1)	245
Transfers out of Level 3	22	(79)	(66)	(123)
Balance, June 30, 2014	$(13)	$873	$(120)	$740

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2013
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, April 1, 2013	$(31)	$1,187	$(449)	$707
Total gains and losses (realized/unrealized) included in cost of goods sold	123	3	(3)	123
Purchases	—	261	—	261
Sales	—	(239)	3	(236)
Issuances	(1)	—	(86)	(87)
Settlements	(109)	—	19	(90)
Transfers into Level 3	101	160	—	261
Transfers out of Level 3	6	(152)	(5)	(151)
Balance, June 30, 2013	$89	$1,220	$(521)	$788

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)          Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and losses (realized/unrealized) included in cost of goods sold	77	47	1	125
Purchases	13	1,550	(1)	1,562
Sales	(4)	(1,233)	8	(1,229)
Issuances	(1)	—	(393)	(394)
Settlements	(141)	—	408	267
Transfers into Level 3	(7)	363	(9)	347
Transfers out of Level 3	30	(152)	(59)	(181)
Balance, June 30, 2014	$(13)	$873	$(120)	$740

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2013
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 1, 2013	$66	$436	$(40)	$462
Total gains and losses (realized/unrealized) included in cost of goods sold	99	(82)	68	85
Purchases	—	1,213	—	1,213
Sales	1	(505)	3	(501)
Issuances	(1)	—	(508)	(509)
Settlements	(182)	1	19	(162)
Transfers into Level 3	99	309	(58)	350
Transfers out of Level 3	7	(152)	(5)	(150)
Balance, June 30, 2013	$89	$1,220	$(521)	$788

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarizes changes in unrealized gains or (losses) recorded in earnings during the three and six months ended June 30, 2014 and 2013 for Level 3 assets and liabilities that were held at June 30, 2014 and 2013.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2014
Cost of goods sold	$48	$(14)	$—	$34
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2013
Cost of goods sold	$120	$191	$—	$311

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2014
Cost of goods sold	$63	$(21)	$—	$42
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2013
Cost of goods sold	$147	$927	$2	$1,076

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

Interest rate derivatives — Bunge from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures.  Interest rate derivatives used by Bunge as hedging instruments are recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these interest rate derivatives agreements may be designated as fair value hedges.  The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge may enter into interest rate derivatives agreements for the purpose of managing certain of its interest rate exposures.  Bunge may also enter into interest rate derivatives agreements that do not qualify as hedges for accounting purposes.  Changes in fair value of such interest rate derivatives agreements are recorded in earnings.

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

The following table summarizes outstanding interest rate derivertives.

	June 30, 2014
	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	Derivative
Interest Rate Options	$—	$(1)
Interest Rate Futures	$—	$(5)

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2014
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(16)	$(91)	$20	Delta
Forwards	—	(10,017)	9,495	Notional
Futures	(5)	—	—	Notional
Swaps	—	(5)	69	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(3,168,528)	—	—	Metric Tons
Options	(613,181)	—	—	Metric Tons
Forwards	—	(35,238,243)	22,238,554	Metric Tons
Swaps	—	(1,015,559)	—	Metric Tons

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at June 30, 2014 and December 31, 2013, respectively.

The table below summarizes the open ocean freight positions.

	June 30, 2014
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(5,430)	—	—	Hire Days
FFA Options	(1,637)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	1,290,000	—	—	MMBtus
Swaps	—	—	680,569	MMBtus

Energy—Other
Futures	588,074	—	—	Metric Tons
Forwards	—	(400,000)	36,479,946	Metric Tons
Swaps	275,000	—	—	Metric Tons
Options	18,854	—	—	Metric Tons

(1)             Exchange traded and exchange cleared futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange cleared swaps, options and forwards are presented on a gross (short) and long position basis.

(3)             Million British Thermal Units (MMBtus) is the standard unit of measurement used to denote an amount of natural gas.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2014 and 2013.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2014	2013
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$155	$(104)
Foreign Exchange	Income (loss) from discontinued operations, net of tax	—	(8)
Foreign Exchange	Cost of goods sold	156	69
Commodities	Cost of goods sold	(314)	248
Marketable Securities	Cost of goods sold	1
Freight	Cost of goods sold	(8)	(48)
Energy	Cost of goods sold	—	3
Total		$(10)	$160

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$294	$32	Foreign exchange gains (losses)	$4	Cost of goods sold	$—
Total	$294	$32		$4		$—

Net Investment Hedge:
Foreign Exchange (3)	$550	$(48)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$550	$(48)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2014, Bunge expects to reclassify into income in the next 12 months $16 million after-tax gain (loss) related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2014 and 2015.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2013, Bunge expected to reclassify into income in the next 12 months approximately $(11) million of after-tax losses related to its foreign exchange cash flow hedges. At June 30, 2013, Bunge expects to reclassify into income in the next 12 months $37 million after-tax gains related to its foreign exchange net investment hedge.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2013 and 2014.

11.                           DEBT

On June 17, 2014, Bunge increased pursuant to an accordion provision, the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lender party thereto to $865 million. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of Bunge’s long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of Bunge’s long-term senior unsecured debt. At June 30, 2014, there was $283 million outstanding under this facility.

On March 17, 2014, Bunge entered into an unsecured $1,750 million three-year syndicated revolving credit facility (Facility) with an option to request an extension of the maturity date for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge is also required to pay fees quarterly in arrears that vary from 0.10% to 0.40% per annum based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date.  Bunge may, from time-to-time, with the consent of the Facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At June 30, 2014, there was $566 million outstanding under this Facility.

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2014, there was $200 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At June 30, 2014, Bunge had $3,251 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2014			December 31, 2013
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,362	$4,397	$226	$3,941	$3,917	$257

12.                           TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge and certain of its subsidiaries participate in a trade receivables securitization program (Program) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, Purchasers) that provides for funding up to $700 million against receivables sold into the Program.

As of June 30, 2014 and December 31, 2013, $678 million and $696 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $6,046 million and $6,082 million for the six months ended June 30, 2014 and 2013, respectively.  In addition, cash collections from customers on receivables previously sold were $6,160 million and $6,239 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the Program for the six months ended June 30, 2014 and 2013 were $6,176 million and $6,235 million, respectively.  These sales resulted in discounts of $2 million for each of the three month periods ended June 30, 2014 and 2013, and of $4 million for each of the six month periods ended June 30, 2014 and 2013, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (DPP), which at June 30, 2014 and December 31, 2013 had a fair value of $96 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the three and six months ended June 30, 2014 and 2013 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                              RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and phosphate-based products from certain of its unconsolidated investees, totaling $152 million and $156 million for the three months ended June 30, 2014 and 2013, respectively, and $395 million and $285 million for the six months ended June 30, 2014 and 2013, respectively.  Bunge also sold soybeans and other commodity products to certain of its unconsolidated investees, totaling $76 million and $174 million for the three months ended June 30, 2014 and 2013, respectively, and $189 million and $355 million for the six months ended June 30, 2014 and 2013, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2014 and December 31, 2013 are the following amounts related to these matters:

	June 30,	December 31,
(US$ in millions)	2014	2013
Tax claims	$73	$59
Labor claims	85	76
Civil and other claims	108	101
Total	$266	$236

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

In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2010-2011 and proposed adjustments totalling approximately 45 million Brazilian reals ($20 million) plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has determined that no reserves are required.

In December, 2012, the Brazilian tax authorities concluded an examination of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately 287 million Brazilian reals ($130 million) plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million as of June 30, 2014), plus previously accrued interest on the outstanding amount due of approximately 828 million Argentine pesos (approximately $102 million as of June 30, 2014). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2013, although no notice has been rendered to Bunge’s Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2014, totaled approximately $161 million. In April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, these actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2014:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$141
Residual value guarantee (2)	121
Total	$262

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2021. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2014, Bunge had no outstanding recorded obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At June 30, 2014, Bunge’s recorded obligation related to these guarantees was $3 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries.  At June 30, 2014, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,855 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. Bunge repurchased 2,568,600 common shares for $200 million during the six months ended June 30, 2014. Total repurchases under the program from its inception on June 8, 2010 through June 30, 2014 were 11,216,459 shares for a total amount of $674 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, April 1, 2014	$(2,363)	$(34)	$(69)	$5	$(2,461)
Other comprehensive income (loss) before reclassifications	216	(3)	(1)	—	212
Amount reclassified from accumulated other comprehensive income	—	(5)	—	—	(5)
Balance, June 30, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gain (Loss)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, April 1, 2013	$(1,189)	$14	$(157)	$6	$(1,326)
Other comprehensive income (loss) before reclassification	(834)	15	2	4	(813)
Amount reclassified from accumulated other comprehensive income	—	—	—	—	—
Balance, June 30, 2013	$(2,023)	$29	$(155)	$10	$(2,139)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2013	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	339	(16)	(1)	—	322
Amount reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Balance, June 30, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gain (Loss)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, December 31, 2012	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassification	(758)	26	2	4	(726)
Amount reclassified from accumulated other comprehensive income	—	—	—	(3)	(3)
Balance, June 30, 2013	$(2,023)	$29	$(155)	$10	$(2,139)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2014	2013	2014	2013
Income from continuing operations	$262	$121	$248	$278
Net (income) loss attributable to noncontrolling interests	11	14	17	46
Income from continuing operations attributable to Bunge	273	135	265	324
Other redeemable obligations (1)	(7)	(17)	(13)	(19)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	15	1	10	(8)
Net income available to Bunge common shareholders	$272	$110	$245	$280

Weighted-average number of common shares outstanding:
Basic	146,477,301	147,128,500	146,984,651	146,889,234
Effect of dilutive shares:
—stock options and awards	881,736	745,341	969,188	1,015,658
—convertible preference shares	7,680,390	—	—	—
Diluted (2)	155,039,427	147,873,841	147,953,839	147,904,892

Basic earnings per common share:
Net income (loss) from continuing operations	$1.75	$0.74	$1.59	$1.97
Net income (loss) from discontinued operations	0.10	0.02	0.07	(0.06)
Net income attributable to Bunge common shareholders—basic	$1.85	$0.76	$1.66	$1.91

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.71	$0.74	$1.58	$1.95
Net income (loss) from discontinued operations	0.10	0.01	0.07	(0.05)
Net income attributable to Bunge common shareholders—diluted	$1.81	$0.75	$1.65	$1.90

(1)             Accretion of redeemable noncontrolling interest of $7 million and $17 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and $19 million for the six months ended June 30, 2014 and 2013, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and six months ended June 30, 2014, and 2013, respectively.

(2)             Approximately 3 million and 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013, respectively. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for both the six months ended June 30, 2014 and 2013 and for the three months ended June 30, 2013.

17.          SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, sugar and bioenergy, edible oil products, milling products and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The edible oil products segment involves the processing, production and marketing of products derived from vegetable oils. The milling products segment involves the processing, production and marketing of products derived primarily from wheat and corn. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the fertilizer segment include its port operations in Brazil and its blending and retail operations in Argentina.

The “Discontinued Operations & Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as “Inter-segment revenues segments.”

(US$ in millions)

			Edible			Discontinued
Three Months Ended		Sugar and	Oil	Milling		Operations &
June 30, 2014	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$12,855	$1,186	$2,099	$553	$100	$—	$16,793
Inter—segment revenues	880	—	40	3	1	(924)	—
Gross profit	522	26	143	88	14	—	793
Foreign exchange gains (losses)	3	13	(1)	—	(1)	—	14
Noncontrolling interests (1)	1	1	1	—	(1)	9	11
Other income (expense) — net	(1)	3	(1)	(2)	2	—	1
Segment EBIT (2)	311	6	46	44	11	—	418
Discontinued operations (3)	—	—	—	—	—	15	15
Depreciation, depletion and amortization	(59)	(62)	(25)	(13)	(4)	—	(163)
Total assets	$17,897	$3,555	$2,525	$1,338	$366	$330	$26,011

Three Months Ended
June 30, 2013
Net sales to external customers	$11,566	$939	$2,376	$509	$101	$—	$15,491
Inter—segment revenues	1,238	—	39	9	27	(1,313)	—
Gross profit	370	34	137	61	14	—	616
Foreign exchange gains (losses)	(2)	(4)	—	—	3	—	(3)
Noncontrolling interests (1)	4	3	—	—	(1)	8	14
Other income (expense) — net	(1)	3	—	(1)	(2)	—	(1)
Segment EBIT (2)	170	(3)	34	29	9	—	239
Discontinued operations (3)	—	—	—	—	—	1	1
Depreciation, depletion and amortization	(58)	(53)	(25)	(8)	(5)	—	(149)
Total assets	$20,885	$4,088	$2,531	$872	$944	$1,023	$30,343

			Edible			Discontinued
Six Months Ended		Sugar and	Oil	Milling		Operations &
June 30, 2014	Agribusiness	Bioenergy	Products	Products	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$22,948	$2,030	$4,027	$1,088	$161	$—	$30,254
Inter—segment revenues	1,729	—	77	4	2	(1,812)	—
Gross profit	775	(10)	264	157	21	—	1,207
Foreign exchange gains (losses)	19	18	—	—	(1)	—	36
Noncontrolling interests (1)	3	2	(2)	—	(2)	16	17
Other income (expense) — net	(1)	8	1	(2)	1	—	7
Segment EBIT (2)	390	(58)	68	76	17	—	493
Discontinued operations (3)	—	—	—	—	—	10	10
Depreciation, depletion and amortization	(115)	(91)	(49)	(24)	(8)	—	(287)
Total assets	$17,897	$3,555	$2,525	$1,338	$366	$330	$26,011

Six Months Ended
June 30, 2013
Net sales to external customers	$22,340	$2,052	$4,673	$1,044	$167	$—	$30,276
Inter—segment revenues	2,655	—	59	9	36	(2,759)	—
Gross profit	768	91	253	124	27	—	1,263
Foreign exchange gains (losses)	(43)	(1)	(1)	—	2	—	(43)
Noncontrolling interests (1)	30	4	—	—	(2)	14	46
Other income (expense) — net	(4)	2	8	5	27	—	38
Segment EBIT (2)	361	20	72	65	44	—	562
Discontinued operations (3)	—	—	—	—	—	(8)	(8)
Depreciation, depletion and amortization	(118)	(79)	(49)	(15)	(9)	—	(270)
Total assets	$20,885	$4,088	$2,531	$872	$944	$1,023	$30,343

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

(3)                Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2014	2013	2014	2013
Total segment EBIT from continuing operations	$418	$239	$493	$562
Interest income	33	12	52	21
Interest expense	(76)	(86)	(155)	(162)
Income tax (expense) benefit	(111)	(38)	(141)	(111)
Income (loss) from discontinued operations, net of tax	15	1	10	(8)
Noncontrolling interests’ share of interest and tax	9	8	16	14
Net income attributable to Bunge	$288	$136	$275	$316

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

Second Quarter 2014 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness - EBIT for the second quarter of 2014 was $311 million compared to $170 million in the second quarter of 2013. A strong global oilseed processing environment in most regions of the world was the primary driver of higher results in the quarter.  In the Southern Hemisphere, record soybean crops, strong export demand and good farmer selling led to solid processing margins.  Our team in Brazil continued to do an excellent job in managing logistical flows of crops through a complicated interior structure resulting in lower transportation and execution costs.  Oilseed processing results were also higher in the Northern Hemisphere led by strong softseed margins in Canada and soybean margins in Europe.  U.S. soybean processing results were comparable to last year. Results in China were down. Grain origination results were within expectations, but lower than last year primarily due to Brazilian farmers postponing commercialization of the safrinha corn crop as a result of the drop in market prices. Risk management results were comparable to last year and in line with expectations.

Sugar and Bioenergy - EBIT for the second quarter of 2014 was a gain of $6 million compared with a loss of $3 million in the same period of last year. Higher results in our sugarcane milling and biofuels businesses more than offset lower results in our trading and merchandising operation. Improved performance in sugarcane milling was driven by higher crush volumes, increased energy sales, improved Brazilian ethanol prices and approximately $10 million of mark-to-market gains related to hedges on our forward sugar sales.  The second quarter is typically a weak period for milling operations as it marks the beginning of the sugarcane harvest in the Center-South of Brazil when the sugar content of the sugarcane is at its lowest level. Consequently, mills produce less sugar and ethanol per unit of sugarcane milled than they will in the second half of the year when the yield increases. Results in our biofuels business were higher than last year, primarily due to the favorable ethanol margin environment in the U.S. and the contribution from our new corn wet milling joint venture in Argentina. Weaker results in our trading and merchandising business were primarily due to lower margins.

Edible oil products - EBIT for the second quarter of 2014 was $46 million compared with $34 million in the same quarter of 2013. Strong results in the quarter were driven by improved performances in Brazil and in Europe with both regions expanding margins and tightly managing costs and working capital.  While margins expanded in North America, one-time costs in logistics due to backlogs and some short-term cost increases in maintenance led to lower results in this region.  Results in Argentina were flat with last year; results in Asia were slightly lower.

Milling products - EBIT for the second quarter of 2014 was $44 million compared with $29 million in the same period of 2013. Record results in the quarter were driven by strong performances in our wheat milling operations in Brazil and Mexico. In Brazil, results benefitted from an increased focus on margins and driving greater efficiencies in our plants and supply chain network.  Milling results in Mexico reflected our new wheat milling acquisition and synergies from its integration with our existing operation.  Results in U.S. corn milling were lower than last year primarily due to lower margins.  Results in rice milling were comparable to last year.

Fertilizer — EBIT for the second quarter of 2014 was $11 million compared with $9 million in the same period of 2013. Our fertilizer operations continue to serve a critical role in support of our South American agribusiness operations.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except volumes)	2014	2013	2014	2013
Volumes (in thousands of metric tons):
Agribusiness	35,004	34,356	66,678	65,802
Sugar and Bioenergy	2,134	2,021	4,074	4,324
Edible oil products	1,716	1,765	3,329	3,408
Milling products	1,196	1,031	2,348	2,042
Fertilizer	221	194	358	329

Net sales:
Agribusiness	$12,855	$11,566	$22,948	$22,340
Sugar and Bioenergy	1,186	939	2,030	2,052
Edible oil products	2,099	2,376	4,027	4,673
Milling products	553	509	1,088	1,044
Fertilizer	100	101	161	167
Total	$16,793	$15,491	$30,254	$30,276

Cost of goods sold:
Agribusiness	$(12,333)	$(11,196)	$(22,173)	$(21,572)
Sugar and Bioenergy	(1,160)	(905)	(2,040)	(1,961)
Edible oil products	(1,956)	(2,239)	(3,763)	(4,420)
Milling products	(465)	(448)	(931)	(920)
Fertilizer	(86)	(87)	(140)	(140)
Total	$(16,000)	$(14,875)	$(29,047)	$(29,013)

Gross profit:
Agribusiness	$522	$370	$775	$768
Sugar and Bioenergy	26	34	(10)	91
Edible oil products	143	137	264	253
Milling products	88	61	157	124
Fertilizer	14	14	21	27
Total	$793	$616	$1,207	$1,263

Selling, general and administrative expenses:
Agribusiness	$(214)	$(199)	$(406)	$(390)
Sugar and Bioenergy	(37)	(39)	(76)	(76)
Edible oil products	(96)	(104)	(195)	(188)
Milling products	(42)	(31)	(79)	(64)
Fertilizer	(3)	(6)	(2)	(10)
Total	$(392)	$(379)	$(758)	$(728)

Foreign exchange gains (losses):
Agribusiness	$3	$(2)	$19	$(43)
Sugar and Bioenergy	13	(4)	18	(1)
Edible oil products	(1)	—	—	(1)
Milling products	—	—	—	—
Fertilizer	(1)	3	(1)	2
Total	$14	$(3)	$36	$(43)

Noncontrolling interest:
Agribusiness	$1	$4	$3	$30
Sugar and Bioenergy	1	3	2	4
Edible oil products	1	—	(2)	—
Milling products	—	—	—	—
Fertilizer	(1)	(1)	(2)	(2)
Total	$2	$6	$1	$32

Other income (expense) - net:
Agribusiness	$(1)	$(1)	$(1)	$(4)
Sugar and Bioenergy	3	3	8	2
Edible oil products	(1)	—	1	8
Milling products	(2)	(1)	(2)	5
Fertilizer	2	(2)	1	27
Total	$1	$(1)	$7	$38

Segment earnings before interest and tax: (1)
Agribusiness	$311	$170	$390	$361
Sugar and Bioenergy	6	(3)	(58)	20
Edible oil products	46	34	68	72
Milling products	44	29	76	65
Fertilizer	11	9	17	44
Total	$418	$239	$493	$562

Depreciation, depletion and amortization:
Agribusiness	$(58)	$(58)	$(114)	$(118)
Sugar and Bioenergy	(62)	(53)	(91)	(79)
Edible oil products	(25)	(25)	(49)	(49)
Milling products	(13)	(8)	(24)	(15)
Fertilizer	(4)	(5)	(8)	(9)
Total	$(162)	$(149)	$(286)	$(270)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2014	2013	2014	2013
Total segment EBIT	$418	$239	$493	$562
Interest income	33	12	52	21
Interest expense	(76)	(86)	(155)	(162)
Income tax (expense) benefit	(111)	(38)	(141)	(111)
Income (loss) from discontinued operations, net of tax	15	1	10	(8)
Noncontrolling interest share of interest and tax	9	8	16	14
Net income attributable to Bunge	$288	$136	$275	$316

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Agribusiness Segment - Agribusiness segment net sales increased 11% to $12.9 billion in the second quarter of 2014 compared to $11.6 billion in the second quarter of 2013. The increase was driven by higher volumes, primarily in Brazil with soybean origination increases from record large crops and improved logistics compared with the second quarter of 2013.  Volumes also increased in the U.S. with higher exports from our Pacific Northwest port and higher oilseed processing volumes. Origination and processing volumes increased in Europe as a result of stronger crushing margins and larger crops, which last year were impacted by drought. Trading and distribution volumes were lower in the second quarter of 2014 than in the same period of 2013. Overall global commodity prices were lower; especially for corn and wheat in the second quarter of 2014 than in the same period a year ago, which partially offset the volume increases.

Cost of goods sold of $12.3 billion in the second quarter of 2014 were 10% higher than the $11.2 billion reported in the same period of 2013, primarily as a result of the higher sales volumes, which were only partially offset by lower overall global commodity prices and the impact of a weaker Brazilian real and Argentine peso relative to the U.S. dollar.

Gross profit of $522 million in the second quarter of 2014 was 41% higher compared to the $370 million reported in the second quarter of 2013 as a result of a strong global oilseed processing environment. In the southern hemisphere, record large soybean crops, strong export demand with good farmer selling and improved logistics led to solid processing margins.  Margins were also higher in the northern hemisphere led by strong softseed processing margins in Canada and soybean processing in Europe. Soybean processing volumes were higher in the U.S. compared with the same period of last year, but overall results were comparable between the periods.  Partially offsetting the higher oilseed processing margins in most regions were negative margins in China which reduced results early in the 2014 period, improving toward the end as supply and demand came into better balance.  Grain origination results were lower than the second quarter of 2013 with Brazilian farmers delaying commercialization of their winter corn crop due to lower market prices.

SG&A expenses were $214 million in the second quarter of 2014, $15 million higher than in the second quarter of 2013.  SG&A in the 2013 quarter benefitted from $7 million of bad debt recoveries compared with the second quarter of 2014.  In addition, the second quarter of 2014 included additional SG&A costs from our new Terfron port facility in Northern Brazil and higher employee related costs and bad debts in North America.

Foreign exchange gains were $3 million in the second quarter of 2014 compared to losses of $2 million in the same period of 2013. These results were primarily driven by movements in global currencies, relative to the U.S. dollar, primarily in Brazil, Argentina and certain Central and Eastern European countries.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. For the second quarter of 2014 the losses were $1 million, compared to losses of $4 million in the second quarter of 2013. The reduction in losses relates primarily to improved performance in our oilseed processing venture in Romania.

Other income (expenses)-net was an expense of $1 million for both periods.

Segment EBIT increased 83% to $311 million in the second quarter of 2014 from $170 million in the second quarter of 2013 as a result of the stronger oilseed processing environment in the second quarter of 2014 compared with the same period last year.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased by $247 million compared to the second quarter of 2013. The increase of 26% was primarily driven by higher sugarcane milling volumes and energy cogeneration volumes as additional cogeneration capacity became fully operational.  Price increases of ethanol in Brazil also contributed to the increase in net sales along with slightly higher sales in our trading and merchandising business largely due to higher volumes of sugar to the Middle East.

Cost of goods sold increased to $1,160 million in the second quarter of 2014, from $905 million in the same period last year, an increase of 28%. This increase was mainly driven by higher volumes in both our industrial and trading businesses and higher Consecana sugarcane prices.

Gross profit decreased to $26 million in the second quarter of 2014 from $34 million in the same period a year ago, primarily as a result of lower margins in our trading and merchandising operations compared to a strong prior year period, which more than offset improved results in our sugarcane milling and biofuels businesses, including increases from incremental cogeneration operations noted in net sales above.

SG&A expenses decreased by 5% to $37 million in the second quarter of 2014 compared to $39 million in the same period of 2013, mainly driven by the impact of a weaker Brazilian real on local currency costs translated into U.S. dollars and our cost containment initiatives, which more than offset additional costs related to our strategic review of the business.

Foreign exchange gains of $13 million in the second quarter of 2014 compared with losses of $4 million in the same period of 2013.  The increase in 2014 resulted primarily from gains on certain hedges.

Noncontrolling interest losses of $1 million in the second quarter of 2014 and $3 million in the second quarter of 2013, respectively, represent the noncontrolling interest share of period loss from our non-wholly owned Brazilian sugarcane mills.

Other income (expenses)-net was $3 million income for both the second quarter of 2014 and 2013, for both periods driven by good results in our North American bioenergy equity investments.

Segment EBIT increased to $6 million in the second quarter of 2014 from a loss of $3 million in the second quarter of 2013, with higher industrial milling gross profit and exchange gains more than offsetting lower trading and merchandising margins. Results benefited also from the positive impact of a weaker Brazilian real on the translation of local currency costs to U.S. dollar.

Edible Oil Products Segment — Edible oil products segment net sales decreased by approximately 12% to $2.1 billion in the second quarter of 2014 compared to $2.4 billion in the second quarter of 2013, resulting primarily from lower global vegetable oils prices and a global strategy that includes an increased focus on improving margins which has led to lower volumes of certain products.  Net volumes decreased by 3% with lower volumes in all key regions for the segment.

Cost of goods sold in the second quarter of 2014 decreased 13% from the same period of 2013, primarily due to lower volumes and lower raw material costs resulting from the decline in global vegetable oils prices.

Gross profit in the second quarter of 2014 increased by 4% to $143 million from $137 million in the second quarter of 2013. The increase was primarily driven by margin improvements in all regions except North America, where volumes in Canada continued to be hampered by lingering demand impacts of rail logistics issues from the severe winter weather.

SG&A expenses decreased 8% to $96 million in the second quarter of 2014 from $104 million in the same period last year, primarily driven by lower advertising and selling expenses in Brazil and the benefits of local currency devaluation in Brazil, Argentina and certain Central and Eastern European countries relative to the U.S. dollar.

Foreign exchange results in the second quarter of 2014 were $1 million loss compared with Nil for the same period for 2013.

Noncontrolling interests represent (income) loss attributed to noncontrolling interests in consolidated operations.  Income attributable to noncontrolling interests of $1 million in the second quarter of 2014 represents primarily the noncontrolling interest share of loss from our edible oils business in Europe. There was no significant noncontrolling interest share of 2013 (income) loss.

Other income (expenses)-net was an expense of $1 million in the second quarter of 2014 compared to nil in the comparable period of 2013.

Segment EBIT increased by 35% to $46 million for the second quarter of 2014, from $34 million in the second quarter of 2013, as a result of margin improvements and reduced selling, general and administrative costs.

Milling Products Segment - Milling products segment net sales were $553 million in the second quarter of 2014, up almost 9% from $509 million in the same period last year.  Volumes increased by 16%, and reflect primarily the addition of the wheat milling business from Grupo Altex to our Mexican operations in December of 2013.  In addition, volumes in our U.S. corn milling business were 3% higher than in the second quarter of 2013, while Brazil wheat milling volumes were 2% lower.  Lower average selling prices for corn and wheat products driven by lower commodity market prices relative to the second quarter of 2013 partially offset the impact of volume increases on net sales.

Cost of goods sold increased by 4% to $465 million for the second quarter of 2014 from $448 million in the second quarter of 2013, primarily due to the Mexican wheat milling acquisition.  The smaller increase in cost of goods when compared to sales, primarily relates to the effects of performance improvement initiatives in Brazil to improve margins.

Gross profit increased 44% to $88 million in the second quarter of 2014, from $61 million in the second quarter of 2013 with higher gross profit in our Brazilian wheat milling business and inclusion of results from our acquisition in Mexico, partly offset by lower margins in our U.S. corn milling business. Wheat milling margin increases in Brazil resulted from an increased focus on margin management and on driving efficiencies in our plants, supply chain and distribution networks.

SG&A expenses increased to $42 million the second quarter of 2014, compared to $31 million in the same period last year, mainly resulting from higher expenses in Brazil and the inclusion of our December 2013 wheat milling acquisition in Mexico.

Other income (expenses)-net was expense of $2 million and $1 million in the second quarter of 2014 and 2013, respectively.

Segment EBIT increased by 52% to $44 million in the second quarter of 2014, from $29 million in the second quarter of 2013, driven by higher margins and the 2013 wheat milling acquisition in Mexico.

Fertilizer Segment - Fertilizer segment net sales of $100 million in the second quarter of 2014 were essentially unchanged from net sales of $101 million in the second quarter of 2013. Higher volumes in Argentina were offset by lower international fertilizer prices and lower volumes in our port operations in Brazil where 2013 import volumes were very high during that period.

Cost of goods sold was also essentially unchanged with $86 million in the second quarter of 2014 compared to $87 million in the same period of 2013, primarily due to impact of the weaker Argentine peso on local currency costs when translated into U.S. dollars which offset the impact of higher volumes.

Gross profit was $14 million in the second quarters of both 2014 and 2013. Higher volumes in our Argentina operations more than offset lower margins. Brazil port operations were impacted by lower volumes and margins compared with the year ago period.

SG&A expenses decreased to $3 million in the second quarter of 2014, from $6 million in the same period last year, resulting largely from the weaker Argentine peso and Brazilian real when translated to U.S. dollars.

Foreign exchange losses were $1 million in the second quarter of 2014, compared to a gain of $3 million in the same quarter a year ago.

Noncontrolling interests were $1 million gain in the second quarters of both 2014 and 2013, which represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Other income (expenses)-net was income of $2 million in the second quarter of 2014 compared to expenses of $2 million in the second quarter of 2013. The 2013 expenses related primarily to lower of cost or market provisions in our Moroccan fertilizer joint venture. Our joint venture interest was sold to our venture partner in December 2013.

Segment EBIT increased to $11 million in the second quarter of 2014, from $9 million in the same period of 2013, resulting from the net impact of lower SG&A expenses in 2014, foreign exchange losses compared to 2013 gains and the disposition of our Moroccan joint venture.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2014	2013
Interest income	$33	$12
Interest expense	(76)	(86)

Interest income increased $21 million when compared to the same period of 2013 as a result of higher returns on cash investments in Brazil and early payment of $12 million of accumulated interest on a loan provided to a related party that would have been due on August 31, 2014. Interest expense decreased by 11% when compared to the same period last year primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to on average lower global commodity prices, in the second quarter of 2014 compared to the same period a year ago.

Income Tax Expense — In the quarter ended June 30, 2014, income tax expense was $111 million compared to income tax expense of $38 million in the quarter ended June 30, 2013. The effective tax rate in the second quarter of 2014 increased to 30% compared to 24% in the second quarter of 2013 primarily due to losses recorded in entities where no tax benefit is recorded as these entities, primarily in Bunge’s sugar & bioenergy segment, have cumulative taxable losses. Income tax expense in the quarter ended June 30, 2014 also includes $8 million of discrete tax charges, mainly related to an uncertain tax position in North America and the finalization of a European tax audit.

Discontinued Operations — Discontinued operations results for the second quarter of 2014 were a gain of $15 million, net of tax, compared to a gain of $1 million, net of tax, in the second quarter of 2013. Gains in 2014 related primarily to collections on previously written-off receivables.

Net Income Attributable to Bunge — For the quarter ended June 30, 2014, net income attributable to Bunge increased by $152 million to $288 million from $136 million in the quarter ended June 30, 2014. This increase resulted from higher EBIT in all segments, partially offset by higher income tax expense.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Agribusiness Segment - Net sales of $22.9 billion in the six months ended June 30, 2014 were up 3% from net sales of $22.3 billion in the six months ended June 30, 2013. Volumes were up only 1% period over period with higher grain origination and oilseed processing volumes largely offset by lower trading and distribution volumes. Overall, commodity prices were generally lower for the first six months of 2014 compared to the same period last year.  The increase in net sales was primarily related to the increased overall volumes and the mix of commodities sold in the 2014 and 2013 periods.

Cost of goods sold also increased 3% to $22.2 billion in the six months ended June 30, 2014, from $21.6 billion in the comparable period last year, resulting from slightly higher volumes and the mix of processed and traded commodities, with generally lower global agricultural commodity prices in the first half of 2014. The weaker Brazilian real and the Argentine peso relative to the U.S. dollar compared to the 2013 period also benefited cost of goods sold with the translation of local currency costs into U.S. dollars.

Gross profit was $775 million in the six months ended June 30, 2014, compared to $768 million in the same period a year ago. Very strong performance in our oilseed processing and distributing business across most regions in the 2014 first half was largely offset by a weaker oilseed processing environment in China and lower results in our grain trading & distribution businesses this year, including risk management losses in the first quarter of 2014 and above-market freight costs in the first quarter of 2014 as we executed higher priced vessels that were toward the end of their time charter contracts.

SG&A expenses were $406 million in the six months ended June 30, 2014 compared to $390 million in the six months ended June 30, 2013. SG&A in the first half of 2013 benefitted from $7 million of bad debt recoveries compared with the same period of 2014.  In addition, the first half of 2014 included additional SG&A costs from our new Terfron port facility in Northern Brazil and higher employee related costs and bad debts in North America.  These increases were only partially offset by benefits of a weaker Brazilian real and Argentine peso in the first half of 2014 on costs translated into U.S. dollars.

Foreign exchange gains were $19 million for the first six months of 2014 compared to losses of $43 million in the same period of 2013 and related primarily to appreciation of the Brazilian real during the first half of 2014 compared to a depreciating Brazilian real during the same period of 2013.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. For the six months ended June 30, 2014 the losses were $3 million primarily due to losses in our European and Asian oilseed processing joint ventures, compared to losses of $30 million in the same period in 2013. The losses in 2013 primarily include $17 million of losses in the investment funds acquired in 2012 and losses in European and U.S. joint ventures.

Other income (expenses)-net was expense of $1 million and $4 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The expense for the six months ended June 30, 2013 included a loss of $17 million in the investment funds acquired in 2012 as indicated in the noncontrolling interests comparison above, largely offset by a $16 million gain from the sale of certain legal claims in Brazil.

Segment EBIT increased 8% to $390 million in the six months ended June 30, 2014 from $361 million in the six months ended June 30, 2013 primarily as a result of the $62 million positive variance between foreign exchange gains in 2014 and losses in 2013.  This impact was partially offset by higher selling, general and administrative costs and the $16 million gain from the sale of certain legal claims in Brazil in the 2013 period.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales of $2 billion in the six months ended June 30, 2014 were essentially flat with $2.1 billion in the same period of last year. Volumes decreased by

6%, compared to the first half of 2013, which included very high sales volumes in our trading and merchandising business.  Industrial volumes in Brazil increased in the first 6 months of 2014 relative to same period last year and energy sales were also higher.  Average prices of sugar in the first half of 2014 were 5% lower, while ethanol prices in Brazil were 6% higher.

Cost of goods sold of $2 billion increased 4% in the six months ended June 30, 2014 compared to the same period of 2013 driven by higher sugarcane costs in our industrial business and net unrealized losses over the six month period from our hedges of forward sugar sales.  This was partially offset by the benefit of the weaker Brazilian real compared with the year ago period.

Gross profit decreased to a loss of $10 million in the six months ended June 30, 2014 from a gain of  $91 million in the same period of last year primarily from negative results in our trading and distribution business, unrealized losses from hedges of forward sugar sales and higher industrial costs in our sugar milling business, partially offset by higher margins from increased cogeneration activities.

SG&A expenses were $76 million for both of the six month periods ended June 30, 2014 and  2013.  Higher costs associated with the strategic review of our business and bad debt expenses were partially offset by translation benefits of the devaluation of the Brazilian real on local currency costs.

Foreign exchange gains in the six months ended June 30, 2014 were $18 million, compared to losses of $1 million in the same period a year ago. These results are related to gains on certain hedges.

Noncontrolling interests (income) losses were losses of $2 million and $4 million in the first six months of 2014 and 2013, respectively, and represent the noncontrolling interest’s shares of period loss from our non-wholly owned Brazilian sugarcane mills.

Other income (expenses)-net was income of $8 million in the six months ended June 30, 2014 compared to $2 million of income for the same period in 2013 primarily due to further improvement of ethanol margins and sales volumes in the U.S. which increased results in our North American bioenergy investment.

Segment EBIT decreased by $78 million to a loss of $58 million in the six months ended June 30, 2014 from income of $20 million in the same period last year, primarily due to lower gross margins in our trading and merchandising business.

Edible Oil Products Segment - Edible oil products segment net sales decreased by approximately 14% to $4 billion in the six months ended June 30, 2014, from $4.7 billion in the same period last year, resulting primarily from lower global vegetable oils prices. Volumes were also 2% lower in the first six months of 2014 compared to the prior year period, primarily in Brazil as a result of lower retail demand and deliberate 2014 price management strategies.  In addition, logistics issues from the harsh winter in early 2013 and lower food processing demand reduced sales volumes in North America.

Cost of goods sold decreased 15% in the six months ended June 30, 2014 from the same period of 2013 due to lower raw material costs resulting from the market price declines and also lower total volumes.

Gross profit for the first six months of 2014 increased 4% to $264 million compared to $253 million for the same period a year ago. The increase was driven by a tight supply environment in Brazil and an increased focus on margin improvement which benefitted margins in Brazil and in Europe.  These gross profit improvements were partially offset by the lingering effects on demand in Canada from rail logistics related to the severe winter weather.

SG&A expenses increased to $195 million in the first six months of 2014, from $188 million a year ago, primarily as a result of higher promotions, advertising and marketing expenditures and higher employee related costs, mostly in Brazil; partially offset by the benefits of local currency devaluations relative to the U.S. dollar.

Foreign exchange results for the six months ended June 30, 2014 were nil, compared with a loss of $1 million in the same period for 2013.

Noncontrolling interests represent (income) loss attributed to noncontrolling interests in consolidated operations. Income attributable to noncontrolling interests was $2 million in the six months ended June 30, 2014 represent primarily the noncontrolling interest share of income from our edible oils business in Europe. There was no noncontrolling interest share of 2013 (income) loss.

Other income (expenses)-net was income of $1 million in the first six months of 2014 compared to income of $8 million in the comparable period of 2013. The higher result in 2013 resulted from a $9 million gain on the sale of certain legal claims in Brazil.

Segment EBIT decreased to $68 million for the six months ended June 30, 2014, from $72 million in the same period a year ago.   Segment EBIT for the six months ended June 30, 2013 included a gain of $9 million from the sale of certain legal claims in Brazil.

Milling Products Segment - Milling products segment net sales were approximately $1 billion in both the six months ended June 30, 2014 and 2013.  Volumes increased by 15%, primarily in U.S. corn milling and wheat milling in Mexico, with the acquisition of the wheat milling business from Grupo Altex in December of 2013. Volume increases were essentially offset by lower average selling prices for corn and wheat products driven by lower commodity market prices relative to last year and by the weaker Brazilian real when translated into U.S. dollars and compared with the first half of 2013.

Cost of goods sold increased to $931 million for the six months ended June 30, 2014 from $920 million in the six months ended June 30, 2013 primarily a result of higher volumes in both wheat and corn milling and lower corn milling yields compared with the same period of last year.

Gross profit increased 27% to $157 million in the first six months of 2014, from $124 million in the same period a year ago, primarily due to higher margins in our Brazilian wheat milling business, driven by the increased focus on margins and driving greater efficiencies in our plants and supply chain distribution network.  Our wheat milling acquisition and the synergies of integrating it with our existing wheat milling business in Mexico partly offset lower U.S. corn milling margins.

SG&A expenses increased by $15 million to $79 million during the six month ended June 30, mainly resulting from inclusion of our 2013 wheat milling acquisition in Mexico, offset partially by the benefit of the weaker Brazilian real on the translation of local currency expenses to U.S. dollars.

Other income (expenses)-net in the six months ended June 30, 2014 were expenses of $2 million, compared to income of $5 million in the comparable period of 2013, which was mainly due to a $6 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased by 17% to $76 million for this six months ended June 30, 2014, from $65 million in the same period a year ago, primarily driven by margin improvements and a solid contribution from our December 2013 wheat milling acquisition in Mexico.  Segment EBIT for the six months ended June 30, 2013 included a gain of $6 million from the sale of certain legal claims in Brazil.

Fertilizer Segment - Fertilizer segment net sales decreased 4% to $161 million in the six months ended June 30, 2014, compared to $167 million in the six months ended June 30, 2013, primarily due to a decrease in global nitrogen and phosphate prices and lower throughput in our Brazilian port operations, partly offset by higher volumes in our Argentine blending and retail operations.

Cost of goods sold were $140 million for both the six months ended June 30, 2014 and June 30, 2013 with higher volumes essentially offset by lower raw material costs and the benefit of the weaker Argentine peso on local currency costs when translated into U.S. dollars.

Gross profit decreased to $21 million in the six months ended June 30, 2014 from $27 million in the comparable period of 2013. The decrease was primarily driven by lower volumes and margins in our Brazilian port operations.

SG&A was $2 million in the first six months of 2014 compared to expenses of $10 million in the first six months of 2013.  The decrease in 2014 includes the reversal of certain value added tax provisions that are no longer expected to be required to be paid.

Foreign exchange results for the six months ended June 30, 2014 were a loss of $1 million, compared with a gain of $2 million in the same period for 2013.

Noncontrolling interests was income of $2 million in the first six months of both 2014 and 2013, which represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Other income (expenses)-net was a gain of $1 million in the six months ended June 30, 2014 compared to income of $27 million in six months ended June 30, 2013, which resulted primarily from a $32 million gain on the sale of certain legal claims in Brazil. In addition, the first six months of 2013 included losses of $5 million in our Moroccan fertilizer joint venture.  Our joint venture interest was sold to our venture partner in December 2013.

Segment EBIT declined by $27 million to $17 million in the six months ended June 30, 2014, from $44 million in the same period of 2013, mainly driven by the $32 million gain on the sale of certain legal claims in Brazil in the first quarter of 2013, which was partly offset by the 2013 Morocco losses.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2014	2013
Interest income	$52	$21
Interest expense	(155)	(162)

Interest income increased $31 million when compared to the same period of 2013 as a result of higher returns on cash investments in Brazil and Argentina and early payment of $12 million of accumulated unpaid interest on a loan provided to a related party that was due on August 31, 2014. Interest expense decreased by 4% when compared to the same period last year primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to on average lower global commodity prices, in first six months ended June 30, 2014, compared to the same period a year ago.

Income Tax Expense — In the six months ended June 30, 2014, income tax expense was $141 million compared to income tax expense of $111 million in the six months ended June 30, 2013. The effective tax rate in the six months ended June 30, 2014 increased to 36% compared to 29% in the six months ended June 30, 2013 primarily due to losses recorded in entities where no tax benefit is recorded as these entities, primarily in Bunge’s sugar and bioenergy segment, have cumulative taxable losses.  Income tax expense in the six months ended June 30, 2014 also included $13 million of discrete tax charges, mainly related to uncertain tax positions in North America and the finalization of a European tax audit, compared with discrete charges of $37 million in the six months ended June 30 2013, mainly related to an uncertain tax position in Brazil.

Discontinued Operations — Discontinued operations results for the six months ended June 30, 2014 were a gain of $10 million, net of tax, compared to a loss of $8 million, net of tax, in the six months ended June 30, 2013. Improved results were driven by collections of written-off receivables

Net Income Attributable to Bunge — For the six months ended June 30, 2014, net income attributable to Bunge decreased to $275 million from $316 million in the six months ended June 30, 2013. This decrease resulted from lower EBIT, particularly in sugar and bioenergy and higher income tax expense, partially offset by a higher EBIT in Agribusiness, higher interest income and lower interest expense. Results in 2013 included $63 million of gains related to the sale of certain legal claims in Brazil.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.61 and 1.42 at June 30, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $523 million and $742 million at June 30, 2014 and December 31, 2013, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Under our policy, cash balances have been primarily invested in short term deposits with highly-rated financial institutions and U.S. government securities. Investment criteria for selecting counterparties are the short-term credit rating and credit default swap spread of the counterparty and the long-term sovereign rating of the country where such counterparty is domiciled.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,697 million and $4,325 million at June 30, 2014 and December 31, 2013, respectively.  Of these amounts $3,589 million and $2,927 million were attributable to merchandising activities at June 30, 2014 and December 31, 2013, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $126 million and $215 million at June 30, 2014 and December 31, 2013, respectively.  Of these, $70 million and $137 million were inventories carried at fair value at June 30, 2014 and December 31, 2013, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $140 million and $138 million at June 30, 2014 and December 31, 2013, respectively, were included in our edible oil products segment inventories.

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

Revolving Credit Facilities — At June 30, 2014, we had approximately $5,000 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $3,251 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		June 30,	June 30,	December 31,
and Revolving Credit Facilities	Maturities	2014	2014	2013

Commercial paper	2016	$600	$200	$100
Long-term revolving credit facilities (1)	2016-2018	4,400	1,549	400
Total		$5,000	$1,749	$500

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

Our commercial paper program is supported by committed back-up bank credit lines (Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2014, there was $200 million outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

We had $700 million borrowings outstanding at June 30, 2014 under our unsecured bilateral three-year revolving credit agreements with certain lenders totalling $700 million, which are maturing at various dates in May and November, 2016. Borrowings under the credit agreements bear interest at LIBOR plus a margin ranging from 0.90% to 1.55% per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreements that remain undrawn are subject to a commitment fee at a rate of 0.25% per annum.

We had no borrowings outstanding at June 30, 2014 under our syndicated $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75% per annum based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.

On March 17, 2014, we entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the Facility) with certain lenders party thereto. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods, each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% per annum based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date.  We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At June 30, 2014, we had $566 million borrowings outstanding under this credit facility.

On June 17, 2014, we increased pursuant to an accordion provision the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lender party thereto to $865 million. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. At June 30, 2014, there was $283 million outstanding under this Facility.

In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on our financing requirements.  At June 30, 2014 and December 31, 2013, $300 million and $120 million, respectively, were outstanding under these bilateral short-term credit lines.  Loans under such credit lines are non-callable by the respective lenders.

Short and long-term debt - Our short and long-term debt increased by $1,079 million at June 30, 2014 from December 31, 2013, primarily due to higher working capital financing requirements and common share repurchases.  For the six months ended June 30, 2014, our average short and long-term debt outstanding was $5,762 million compared to $6,641 million for the six months ended June 30, 2013. Our long-term debt balance was $4,362 million at June 30, 2014 compared to $3,941 million at December 31, 2013. The following table summarizes our short-term debt activity at June 30, 2014:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$1,161	3.22%	$1,717	$1,271	3.22%
Commercial paper	200	0.36%	200	127	0.37%
Total	$1,361	2.80%	$1,917	$1,398	2.96%

(1)       Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2014	2013
Short-term debt: (1)
Short-term debt (2)	$1,361	$703
Current portion of long-term debt, including consolidated investment fund debt	131	762
Total short-term debt	1,492	1,465
Long-term debt (3)
Revolving credit facility expiry 2017	566	—
Revolving credit facility expiry 2018	283	—
Bilateral revolving credit facilities expiry 2016	700	400
5.35% Senior Notes due 2014	—	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
Consolidated investment fund debt (4)	226	334
Other	255	375
Subtotal	4,362	3,941
Less: Current portion of long-term debt	(131)	(762)
Total long-term debt, including consolidated investment fund debt	4,231	3,179
Total debt	$5,723	$4,644

(1)       Includes secured debt of $131 million and $125 million at June 30, 2014 and December 31, 2013, respectively.

(2)       Includes $128 million of local currency borrowings in certain Central and Eastern European, South American and Asian countries at a weighted average interest rate of 13.97% as of June 30, 2014 and $285 million at a weighted average interest rate of 14.91% as of December 31, 2013.

(3)       Includes secured debt of $55 million and $75 million at June 30, 2014 and December 31, 2013, respectively.

(4)       Consolidated investment fund debt matures at various dates through 2019 with no recourse to us, includes current portion of long-term debt of $26 million at June 30, 2014 and December 31, 2013, respectively. Bunge elected to account for $252 million and $257 million at fair value as of June 30, 2014 and December 31, 2013, respectively, and the remaining is accounted for at amortized cost.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2014 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum adjusted current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of June 30, 2014.

Equity

Total equity was $10,391 million at June 30, 2014, as set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2014	2013
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	4,996	4,967
Retained earnings	7,056	6,891
Accumulated other comprehensive income	(2,254)	(2,572)
Treasury shares, at cost - 2014 - 4,501,886 shares and 2013 - 1,933,286 shares	(320)	(120)
Total Bunge shareholders’ equity	10,169	9,857
Noncontrolling interest	222	231
Total equity	$10,391	$10,088

Total Bunge shareholders’ equity was $10,391 million at June 30, 2014 compared to $10,088 million at December 31, 2013.  The increase in shareholders’ equity was primarily due to net income attributable to Bunge for the six months ended June 30, 2014 of $275 million and cumulative translation gains of $339 million, offset by declared dividends to common and preferred shareholders of $93 million and $17 million, respectively and an increase of the cost for purchasing treasury shares for the six months ended June 30, 2014 of $200 million.

Noncontrolling interest decreased to $222 million at June 30, 2014 from $231 million at December 31, 2013, primarily due to losses in certain of our sugar and bioenergy joint ventures, and losses in our Romanian oilseed crush joint venture.

As of June 30, 2014, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1131 Bunge Limited common shares, based on the conversion price of $89.8378 per share, subject to certain additional anti-dilution adjustments (which represents 7,680,390 Bunge Limited common shares at December 31, 2013). At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2014, our cash and cash equivalents decreased by $219 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to an increase of $157 million in cash and cash equivalents for the six months ended June 30, 2013.

Cash used for operating activities was $791 million for the six months ended June 30, 2014 compared to cash used of $513 million for the six months ended June 30, 2013. Net cash inflows from operating activities for the six months ended June 30, 2014 were principally due to net income, including adjustments for non-cash items. The increase in net operating assets and liabilities for the six months of 2014 represented a higher increase primarily from a very low working capital level at December 31, 2013 and a record large harvest in South America. Net cash used from operating activities for the six months ended June 30, 2013 was principally due to higher working capital requirements partially offset by net income adjusted for non-cash items.  The second quarter of our calendar year generally shows a seasonal increase in working capital requirements with the crop harvests in Brazil.

Cash used for investing activities was $254 million in the six months ended June 30, 2014 compared to cash used of $528 million in the six months ended June 30, 2013.  During the first six months of 2014 payments made for capital expenditures of $351 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in a wheat milling facility in Brazil, edible oil refining and packaging facilities in the U.S. and Mexico, a port facility and oilseed processing facility in Ukraine, and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million. During the six months ended June 30, 2013, payments made for capital expenditures of $470 million primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in edible oil refining and packaging facilities in the U.S. and Canada, construction of a refining facility in India, port concession rights in the Ukraine, construction of a port terminal in Brazil and the continued implementation of an ERP system in Brazil.

Our financing activities generated cash of $826 million in the six months ended June 30, 2014, compared to $1,266 million in the six months ended June 30, 2013.  In the six months ended June 30, 2014, we had a net increase of $1,135 million in borrowings to meet working capital requirements.  In connection with our common share repurchase program, during the first quarter 2014 we purchased 2,568,600 of our common shares at a cost of $200 million. In the six months ended June 30, 2013, we had a net increase of $1,353 million in borrowings to meet working capital requirements.  Dividends paid in the six months ended June 30, 2014 and 2013 were $105 million and $96 million, respectively.

Trade Receivable Securitization Program — Our trade receivable securitization program provides us with an additional source of liquidity.  The program provides funding for up to $700 million against receivables sold into the program.  The securitization program terminates on June 1, 2016.  However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 29, 2015 unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at June 30, 2014:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$141
Residual value guarantee (2)	121
Total	$262

(1)       We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2021.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2014, we had no outstanding obligation recorded related to these guarantees.

(2)       We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At June 30, 2014, our recorded obligation related to these guarantees was $3 million.

In addition, Bunge Limited has provided full and unconditional parent guarantees of the indebtedness outstanding under certain credit facilities and senior notes entered into or issued by its subsidiaries.  At June 30, 2014, debt with a carrying amount of $4,855 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.30 per share on June 2, 2014 to common shareholders of record on May 16, 2014.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2014 to shareholders of record on May 15, 2014.  On May 22, 2014, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.34 per common share.  The dividend will be payable on September 2, 2014 to common shareholders of record on August 19, 2014.  We also announced on May 22, 2014 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2014 to shareholders of record on August 15, 2014.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2014.

Adoption of Accounting Pronouncements — In July 2013, the FASB issued guidance in ASC (Topic 740) Income Taxes. Topic 740 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

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

New Accounting Pronouncements - In May 2014, the FASB amended ASC 605 Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within that reporting. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its condensed consolidated financial statements.

In April 2014, the FASB amended existing guidance in ASC (Topic 205) Presentation of Financial Statements and ASC (Topic 360) Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results and requires expanded disclosures for such discontinued operations. The amendments in this update include several changes to Topic 360 to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. The adoption of these amendments would potentially expand Bunge’s disclosures of any future discontinuance of operations.

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

Our daily net agricultural commodity position consists of inventories, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments, including those used to hedge portions of our production requirements.  The daily fair value of that position is calculated as a summation of the daily notional position for each agricultural commodity valued at quoted market prices for such day where available or utilizing a close proxy.  Changes in position fair values between periods result from changes in position volumes as well as changes in commodity prices.  VaR is calculated on the net position and monitored at the 95% confidence interval.  In addition, scenario analysis and stress testing are performed.  For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices on the aggregate commodity position.  The results of this analysis, which may differ from actual results, are as follows:

	Six Months Ended		Year Ended
	June 30, 2014		December 31, 2013
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$(1,608)	$(161)	$154	$(15)
Lowest daily aggregated position value	$(312)	$(31)	$(1,849)	(185)

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

Energy Risk

We purchase various energy commodities such as electricity, natural gas and bunker fuel that are used to operate our manufacturing facilities and ocean freight vessels.  The energy commodities are subject to price risk.  We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, including managing our exposure to volatility in energy costs.  These energy derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Canadian dollar, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related underlying currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2014 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) is foreign exchange income of $120 million for the six months ended June 30, 2014 and foreign exchange losses of $344 million for the year ended December 31, 2013 related to permanently invested intercompany loans.

Interest Rate Risk

We have outstanding debt, with interest based on both floating and fixed interest rates.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap and/or option agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at June 30, 2014, was $5,983 million with a carrying value of $5,723 million.  There was no significant change in our interest rate risk at June 30, 2014.

ITEM 4.                                               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the second fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $54 million as of June 30, 2014), plus accrued interest in the amount of approximately 828 million Argentine pesos (approximately $102 million as of June 30, 2014). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2012, although no audit notice has yet been issued to our Argentine subsidiary in respect of those years. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value- added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2014, totaled approximately $161 million. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to continue to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Various tax matters in Brazil and Argentina are discussed in Note 14. We are also a party to a large number of civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $92 million as of June 30, 2014 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include $27 million related to a legacy environmental claim in Brazil, recorded in 2012.

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

BUNGE LIMITED

Date: July 31, 2014	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1