Form 10-Q
period 2014-09-30
Bunge LTD
filed 2014-11-07
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 145,195,396

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$13,676	$14,701	$43,930	$44,972
Cost of goods sold	(12,957)	(14,013)	(42,004)	(43,022)

Gross profit	719	688	1,926	1,950
Selling, general and administrative expenses	(403)	(382)	(1,161)	(1,116)
Interest income	19	27	71	47
Interest expense	(70)	(103)	(225)	(264)
Foreign exchange gains (losses)	23	49	59	7
Other income (expense) — net	(2)	16	5	61

Income (loss) from continuing operations before income tax	286	295	675	685
Income tax (expense) benefit	(9)	(591)	(150)	(702)

Income (loss) from continuing operations	277	(296)	525	(17)
Income (loss) from discontinued operations, net of tax (including a net gain on disposal of $112 million in 2013) (Note 1)	27	103	37	94

Net income (loss)	304	(193)	562	77
Net loss (income) attributable to noncontrolling interests	(10)	45	7	91

Net income (loss) attributable to Bunge	294	(148)	569	168
Convertible preference share dividends and other obligations	(10)	(17)	(40)	(53)

Net income (loss) available to Bunge common shareholders	$284	$(165)	$529	$115

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$1.77	$(1.82)	$3.36	$0.14
Net income (loss) from discontinued operations	0.19	0.69	0.25	0.64

Net income (loss) to Bunge common shareholders	$1.96	$(1.13)	$3.61	$0.78

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$1.73	$(1.82)	$3.34	$0.14
Net income (loss) from discontinued operations	0.17	0.69	0.24	0.64

Net income (loss) to Bunge common shareholders	$1.90	$(1.13)	$3.58	$0.78

Dividends declared per common share	$0.34	$0.30	$0.98	$0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$304	$(193)	$562	$77
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,025)	(77)	(667)	(835)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2014 and nil and $6 in 2013	29	(28)	13	(2)
Unrealized gains (losses) on investments, net of tax (expense) benefit of $1 and $1 in 2014, nil and $(2) in 2013	(2)	—	(2)	4
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2014, $(6) and $(5) in 2013	(7)	(37)	(11)	(40)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2014, nil and $(1) in 2013	—	(1)	(1)	1
Total other comprehensive income (loss)	(1,005)	(143)	(668)	(872)
Total comprehensive income (loss)	(701)	(336)	(106)	(795)
Less: comprehensive (income) loss attributable to noncontrolling interest	5	37	3	83
Total comprehensive income (loss) attributable to Bunge	$(696)	$(299)	$(103)	$(712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$357	$742
Time deposits under trade structured finance program (Note 4)	2,915	4,470
Trade accounts receivable (less allowances of $137 and $123) (Note 12)	2,442	2,144
Inventories (Note 5)	4,987	5,796
Deferred income taxes	373	183
Other current assets (Note 6)	4,543	4,437
Total current assets	15,617	17,772

Property, plant and equipment, net	5,919	6,075
Goodwill	372	392
Other intangible assets, net	284	326
Investments in affiliates	287	241
Deferred income taxes	350	564
Other non-current assets (Note 7)	1,316	1,411
Total assets	$24,145	$26,781
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$736	$703
Current portion of long-term debt (Note 11)	514	762
Letter of credit obligations under trade structured finance program (Note 4)	2,915	4,470
Trade accounts payable	3,831	3,522
Deferred income taxes	74	60
Other current liabilities (Note 9)	2,859	3,018
Total current liabilities	10,929	12,535
Long-term debt (Note 11)	2,720	3,179
Deferred income taxes	210	185
Other non-current liabilities	686	757
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	38	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2014 and 2013 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding:
2014 — 145,053,724 shares, 2013 — 147,796,784 shares	1	1
Additional paid-in capital	5,000	4,967
Retained earnings	7,292	6,891
Accumulated other comprehensive income (loss) (Note 15)	(3,244)	(2,572)
Treasury shares, at cost - 2014 - 5,714,273 and 2013 - 1,933,286 shares, respectively	(420)	(120)
Total Bunge shareholders’ equity	9,319	9,857
Noncontrolling interests	243	231
Total equity	9,562	10,088
Total liabilities and equity	$24,145	$26,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$562	$77
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Gain on sale of Brazilian fertilizer distribution business	—	(148)
Foreign exchange loss (gain) on debt	(61)	43
Bad debt expense	22	19
Depreciation, depletion and amortization	448	423
Stock-based compensation expense	36	34
Deferred income tax expense (benefit)	(17)	533
Other, net	(82)	22
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(424)	35
Inventories	590	182
Prepayments and advances to suppliers	(4)	(442)
Trade accounts payable and accrued liabilities	439	286
Net unrealized gain/loss on derivative contracts	(296)	(119)
Margin deposits	86	(100)
Other, net	(183)	53
Cash provided by (used for) operating activities	1,116	898
INVESTING ACTIVITIES
Payments made for capital expenditures	(515)	(720)
Acquisitions of businesses (net of cash acquired)	(14)	(11)
Proceeds from the sale of Brazilian fertilizer distribution business	—	750
Proceeds from investments	261	72
Payments for investments	(140)	(43)
Payments for investments in affiliates	(40)	(26)
Other, net	(5)	120
Cash provided by (used for) investing activities	(453)	142
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(58)	106
Proceeds from short-term debt with maturities greater than 90 days	802	755
Repayments of short-term debt with maturities greater than 90 days	(630)	(630)
Proceeds from long-term debt	7,492	4,784
Repayments of long-term debt	(8,191)	(4,933)
Proceeds from sale of common shares	34	26
Repurchases of common shares	(300)	—
Dividends paid	(162)	(149)
Capital contributions to noncontrolling interest	—	(50)
Other, net	(18)	(4)
Cash provided by (used for) financing activities	(1,031)	(95)
Effect of exchange rate changes on cash and cash equivalents	(17)	(32)
Net increase (decrease) in cash and cash equivalents	(385)	913
Cash and cash equivalents, beginning of period	742	569
Cash and cash equivalents, end of period	$357	$1,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(33)	—	—	—	—	—	168	—	—	(91)	77
Accretion of noncontrolling interest	28	—	—	—	—	(28)	—	—	—	—	(28)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(880)	—	8	(872)
Dividends on common shares	—	—	—	—	—	—	(128)	—	—	—	(128)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Return of capital to noncontrolling interest	—	—	—	—	—	(8)	—	—	—	(42)	(50)
Reversal of uncertain tax positions	—	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	34	—	—	—	—	34
Issuance of common shares	—	—	—	1,144,515	—	26	—	—	—	—	26
Balance, September 30, 2013	$33	6,900,000	$690	147,493,014	$1	$4,945	$6,807	$(2,290)	$(120)	$265	$10,298

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(11)	—	—	—	—	—	569	—	—	(7)	562
Accretion of noncontrolling interests	15	—	—	—	—	(15)	—	—	—	—	(15)
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	(672)	—	4	(668)
Dividends on common shares	—	—	—	—	—	—	(143)	—	—	—	(143)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of Noncontrolling interest	—	—	—	—	—	(23)	—	—	—	23	—
Stock-based compensation expense	—	—	—	—	—	36	—	—	—	—	36
Repurchase of common shares	—	—	—	(3,780,987)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	1,037,927	—	35	—	—	—	—	35
Balance, September 30, 2014	$38	6,900,000	$690	145,053,724	$1	$5,000	$7,292	$(3,244)	$(420)	$243	$9,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (Bunge), its subsidiaries and variable interest entities (VIEs) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (Exchange Act).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2013 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, forming part of Bunge’s 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014

Discontinued Operations — On August 8, 2013, Yara International ASA (Yara) acquired Bunge’s Brazilian fertilizer distribution business, including blending facilities, brands and warehouses. Bunge received cash proceeds of the Brazilian real equivalent of $750 million upon closing the transaction, resulting in recognition of a gain of $148 million ($112 million net of tax) which is included in discontinued operations in Bunge’s condensed consolidated statements of income for the three and nine months ended September 30, 2013.

2.                                      ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncements — In July 2013, the Financial Accounting Standards Board (FASB) issued guidance in ASC (Topic 740) Income Taxes. Topic 740 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

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

New Accounting Pronouncements — In August 2014, the FASB amended ASC (Topic 205) Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The adoption of this amendment is not expected to have any impact on Bunge’s condensed consolidated financial statements.

In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within that reporting. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its condensed consolidated financial statements.

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

3.                                      BUSINESS ACQUISITIONS

In February 2014, Bunge acquired the assets of Corn Flour Producers, LLC (CFP) for $12 million in cash.  The purchase price allocation resulted in $12 million, primarily property, plant and equipment and working capital. CFP produces corn flour products and is located in Indiana in the United States.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a Program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (LCs) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. The net return from activities under this Program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income.

At September 30, 2014 and December 31, 2013, time deposits (with weighted-average interest rates of 8.70% and 8.36%, respectively) and LCs (including foreign exchange contracts) totaled $2,915 million and $4,470 million, respectively. In addition, at September 30, 2014 and December 31, 2013, the fair values of the time deposits (Level 2 measurements) totaled approximately $2,915 million and $4,470 million, respectively, and the fair values of the LCs (Level 2 measurements) totaled approximately $2,935 million and $4,360 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were gains of $20 million and losses of $110 million at September 30, 2014 and December 31, 2013, respectively.

For the nine months ended September 30, 2014 and 2013, total proceeds from issuances of LCs were $4,240 million and $7,702 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the Program are included in operating activities in the condensed consolidated statements of cash flows.

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

(US$ in millions)	2014	2013
Agribusiness (1)	$3,777	$4,498
Edible Oil Products (2)	388	487
Milling Products	215	210
Sugar and Bioenergy (3)	507	549
Fertilizer	100	52
Total	$4,987	$5,796

(1)             Includes readily marketable inventories of $3,671 million and $4,325 million at September 30, 2014 and December 31, 2013, respectively.  Of these amounts $2,688 million and $2,927 million can be attributable to merchandising activities at September 30, 2014 and December 31, 2013, respectively.

(2)             Includes readily marketable inventories of bulk soybean and canola oil in the aggregate amount of $103 million and $138 million at September 30, 2014 and December 31, 2013, respectively.

(3)            Includes readily marketable inventories of $179 million and $215 million at September 30, 2014 and December 31, 2013, respectively.  Of these sugar inventories, $105 million and $137 million, respectively, can be attributable to trading and merchandising business. Sugar and ethanol inventories in Bunge’s industrial production business are carried at lower of cost or market.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2014	2013
Prepaid commodity purchase contracts (1)	$265	$220
Secured advances to suppliers, net (2)	489	555
Unrealized gains on derivative contracts, at fair value	2,033	1,561
Recoverable taxes, net	452	442
Margin deposits (3)	216	305
Marketable securities, at fair value	108	162
Deferred purchase price receivable, at fair value (4)	77	96
Prepaid expenses	230	261
Other	673	835
Total	$4,543	$4,437

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $9 million and $20 million at September 30, 2014 and December 31, 2013, respectively.

Interest earned on secured advances to suppliers of $8 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and $27 million and $22 million for the nine months ended September 30, 2014 and 2013, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Margin deposits include U.S. treasury securities at fair value and cash.

(4)       Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2014	2013
Recoverable taxes, net (1)	$268	$283
Judicial deposits (1)	155	153
Other long-term receivables	36	40
Income taxes receivable (1)	254	304
Long-term investments	291	296
Affiliate loans receivable, net	54	25
Long-term receivables from farmers in Brazil, net (1)	105	134
Other	153	176
Total	$1,316	$1,411

(1)                                     These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $33 million and $57 million at September 30, 2014 and December 31, 2013, respectively.

Judicial deposits-Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate (the benchmark rate of the Brazilian central bank).

Income taxes receivable-Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

Long-term investments-Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $230 million and $238 million at September 30, 2014 and December 31, 2013, respectively.

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

	September 30,	December 31,
(US$ in millions)	2014	2013
Legal collection process (1)	$186	$213
Renegotiated amounts (2)	75	117
Total	$261	$330

(1)       All amounts in legal process are considered past due upon initiation of legal action.

(2)       All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $298 million and $363 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2014		December 31, 2013
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$110	$103	$139	$132
Renegotiated amounts	54	53	84	64
For which no allowance has been provided:	—
Legal collection process	76	—	74	—
Renegotiated amounts	21	—	33	—
Total	$261	$156	$330	$196

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2014	2013	2014	2013
Beginning balance	$176	$209	$196	$224
Bad debt provisions	3	3	5	16
Recoveries	(6)	(3)	(21)	(14)
Write-offs	—	(1)	(21)	(2)
Transfers	—	3	4	5
Foreign exchange translation	(17)	(1)	(7)	(19)
Ending balance	$156	$210	$156	$210

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

For the nine months ended September 30, 2014 and 2013, income tax expense related to continuing operations was $150 million and $702 million, respectively. The related effective tax rates were 22% and 103%, respectively, and included discrete tax gains of $53 million and losses of $32 million, respectively.  The higher effective tax rate for the nine months ended September 30, 2013, resulted mainly from the 2013 recording of $464 million full valuation allowance for net deferred tax assets in Bunge’s industrial sugar business in Brazil as a result of cumulative net operating losses.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities.  In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize.  While it is difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that will be more likely than not realized.  During the nine months ended September 30, 2014 Bunge decreased its liability for uncertain tax positions by $66 million, primarily in Brazil with $59 million resulting from a tax amnesty program.

As of September 30, 2014 and December 31, 2013 Bunge had received from the Brazilian tax authorities proposed adjustments totaling an aggregate amount of 1,410 million Brazilian reals ($575 million and $603 million, respectively) plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of September 30, 2014 and December 31, 2013, Bunge had recognized uncertain tax positions related to these tax assessments of 54 million and 192 million Brazilian reals ($22 million and $82 million, respectively). The Brazilian tax authorities commenced an audit of Bunge’s largest Brazilian subsidiary for the tax years 2010, 2011 and 2012 in July of 2014.

In addition, as of September 30, 2014 and December 31, 2013, Bunge’s Argentine subsidiary had received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $52 million and $67 million, respectively), plus applicable interest on the outstanding amount due of approximately 867 million and 750 million Argentine pesos as of September 30, 2014 and December 31, 2013, respectively (approximately $103 million and $115 million, respectively).  Management, in consultation with external legal advisors, has received and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2013, although no notice has been rendered to Bunge’s Argentine subsidiary (see also Note 14).

9.             OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2014	2013
Accrued liabilities	$743	$792
Unrealized losses on derivative contracts at fair value	1,567	1,401
Advances on sales	212	330
Other	337	495
Total	$2,859	$3,018

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2014				December 31, 2013
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,569	$310	$3,879	$—	$4,302	$298	$4,600
Trade accounts receivable(1)	—	7	—	7	—	5	1	6
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	24	—	24	—	7	—	7
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	10	281	—	291	5	346	—	351
Commodities	548	1,002	74	1,624	408	585	138	1,131
Freight	75	2	—	77	59	—	—	59
Energy	14	—	3	17	11	—	2	13
Deferred purchase price receivable (Note 12)	—	77	—	77	—	96	—	96
Other (3)	65	79	—	144	59	22	—	81
Total assets	$712	$5,041	$387	$6,140	$542	$5,363	$439	$6,344

	Fair Value Measurements at Reporting Date
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Trade accounts payable(1)	$—	$407	$60	$467	$—	$381	$76	$457
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	4	—	4	—	11	—	11
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	29	278	—	307	5	373	—	378
Commodities	449	602	77	1,128	361	439	89	889
Freight	77	—	6	83	81	—	14	95
Energy	27	—	18	45	11	—	17	28
Total liabilities	$582	$1,291	$161	$2,034	$458	$1,204	$196	$1,858

(1)    Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $7 million and $467 million, at September 30, 2014 and $6 million and $457 million at December 31, 2013, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)    Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at September 30, 2014 and December 31, 2013, respectively.

(3)    Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)    Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at September 30, 2014 and December 31, 2013, respectively.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on over-the-counter derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at September 30, 2014 and December 31, 2013, respectively.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2014 and 2013.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, July 1, 2014	$(13)	$873	$(120)	$740
Total gains and losses (realized/unrealized) included in cost of goods sold	(12)	(39)	1	(50)
Purchases	(8)	254	(4)	242
Sales	4	(943)	—	(939)
Issuances	20	—	(7)	13
Settlements	(47)	—	84	37
Transfers into Level 3	27	171	(3)	195
Transfers out of Level 3	5	(6)	(11)	(12)
Balance, September 30, 2014	$(24)	$310	$(60)	$226

(1)    Derivatives, net include Level 3 derivative assets and liabilities.

(2)    Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2013
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, July 1, 2013	$89	$1,220	$(521)	$788
Total gains and losses (realized/unrealized) included in cost of goods sold	(50)	(103)	1	(152)
Purchases	—	385	—	385
Sales	—	(905)	6	(899)
Issuances	(2)	—	—	(2)
Settlements	(40)	—	526	486
Transfers into Level 3	2	265	—	267
Transfers out of Level 3	(24)	(8)	(119)	(151)
Balance, September 30, 2013	$(25)	$854	$(107)	$722

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)          Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and losses (realized/unrealized) included in cost of goods sold	65	8	2	75
Purchases	5	1,804	(5)	1,804
Sales	—	(2,176)	8	(2,168)
Issuances	19	—	(400)	(381)
Settlements	(189)	—	492	303
Transfers into Level 3	21	534	(11)	544
Transfers out of Level 3	35	(158)	(71)	(194)
Balance, September 30, 2014	$(24)	$310	$(60)	$226

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2013
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 1, 2013	$66	$436	$(40)	$462
Total gains and losses (realized/unrealized) included in cost of goods sold	49	(185)	69	(67)
Purchases	—	1,598	—	1,598
Sales	1	(1,410)	9	(1,400)
Issuances	(4)	—	(508)	(512)
Settlements	(222)	—	545	323
Transfers into Level 3	102	575	(58)	619
Transfers out of Level 3	(17)	(160)	(124)	(301)
Balance, September 30, 2013	$(25)	$854	$(107)	$722

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and nine months ended September 30, 2014 and 2013 for Level 3 assets and liabilities that were held at September 30, 2014 and 2013.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2014
Cost of goods sold	$(7)	$(19)	$1	$(25)
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2013
Cost of goods sold	$(55)	$145	$7	$97

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2014
Cost of goods sold	$48	$(43)	$4	$9
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2013
Cost of goods sold	$56	$548	$9	$613

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

Interest rate derivatives — Bunge from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures.  Interest rate derivatives used by Bunge as hedging instruments are recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings.  Certain of these interest rate derivatives agreements may be designated as fair value hedges.  The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates.  Ineffectiveness is recognized to the extent that these two adjustments do not offset.  Bunge may enter into interest rate derivatives agreements for the purpose of managing certain of its interest rate exposures.  Bunge may also enter into interest rate derivatives agreements that do not qualify as hedges for accounting purposes.  Changes in fair value of such interest rate basis derivatives agreements are recorded in earnings.

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

The following table summarizes outstanding interest rate derivatives.

September 30, 2014
Exchange Traded
Net (Short)
(US$ in millions)	& Long
Interest Rate Options	$1
Interest Rate Futures	$(5)

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2014
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(12)	$(531)	$310	Delta
Forwards	22	(9,885)	10,850	Notional
Futures	1	—	—	Notional
Swaps	—	(11)	75	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(3,389,089)	—	—	Metric Tons
Options	(797,015)	—	—	Metric Tons
Forwards	—	(37,244,377)	24,593,861	Metric Tons
Swaps	—	(203,843)	234,597	Metric Tons

(1)             Exchange traded futures and options are presented on a net (short) and long position basis.

(2)             Non-exchange traded swaps, options and forwards are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at September 30, 2014 and December 31, 2013, respectively.

The table below summarizes the open ocean freight positions.

	September 30, 2014
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(941)	—	—	Hire Days
FFA Options	(1,064)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	September 30, 2014
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	3,940,000	—	—	MMBtus
Swaps	—	—	749,763	MMBtus
Options	4,574	—	—	MMBtus

Energy—Other
Futures	1,471,683	—	—	Metric Tons
Forwards	—	(577,000)	36,298,790	Metric Tons
Swaps	235,000	—	—	Metric Tons
Options	204,954	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2014 and 2013.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2014	2013
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$28	$(131)
Foreign Exchange	Cost of goods sold	113	156
Commodities	Cost of goods sold	383	299
Freight	Cost of goods sold	(1)	(31)
Energy	Cost of goods sold	(15)	2
Total		$508	$295

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$148	$19	Foreign exchange gains (losses)	$11	Cost of goods sold	$—
Total	$148	$19		$11		$—

Net Investment Hedge:
Foreign Exchange (3)	$557	$(7)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$557	$(7)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2014, Bunge expects to reclassify into income in the next 12 months $19 million after-tax gain (loss) related to its foreign exchange cash flow hedges.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2013, Bunge expected to reclassify into income in the next 12 months approximately $1 million of after-tax gains related to its foreign exchange cash flow hedges.  At September 30, 2013, 2013, Bunge expects to reclassify into income in the next 12 months $29 million after-tax losses related to its foreign exchange net investment hedge.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2013 and 2014.

11.                               DEBT

On June 17, 2014, Bunge increased pursuant to an accordion provision, the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lender party thereto to $865 million. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of Bunge’s long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of Bunge’s long-term senior unsecured debt. At September 30, 2014, there was $150 million outstanding under this facility.

On March 17, 2014, Bunge entered into an unsecured $1,750 million three-year syndicated revolving credit facility (Facility) with an option to request an extension of the maturity date for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge is also required to pay fees quarterly in arrears that vary from 0.10% to 0.40% per annum based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date.  Bunge may, from time-to-time, with the consent of the Facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At September 30, 2014, there were no borrowings outstanding under this Facility.

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the Liquidity Facility) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The Liquidity Facility, which matures in November 2016, permits Bunge, at its option, to set up direct borrowings or issue commercial paper. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2014, there was $200 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At September 30, 2014, Bunge had $4,350 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge.  The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2014			December 31, 2013
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$3,234	$3,243	$215	$3,941	$3,917	$257

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

As of September 30, 2014 and December 31, 2013, $570 million and $696 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $8,837 million and $9,126 million for the nine months ended September 30, 2014 and 2013, respectively.  In addition, cash collections from customers on receivables previously sold were $9,038 million and $9,240 million, respectively.  As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales.  Gross receivables sold under the Program for the nine months ended September 30, 2014 and 2013 were $8,966 million and $9,285 million, respectively.  These sales resulted in discounts of $2 million for each of the three  month periods ended September 30, 2014 and 2013, and of $6 million for each of the nine month periods ended September 30, 2014 and 2013, which were included in SG&A in the condensed consolidated statements of income.  Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the Deferred Purchase Price (DPP), which at September 30, 2014 and December 31, 2013 had a fair value of $77 million and $96 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the nine months ended September 30, 2014 and 2013 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

On September 5, 2014, Bunge agreed to acquire Itochu Corporation’s 20% interest in two sugar cane mills operating in the sugar and bioenergy segment in Brazil. Prior to this transaction, Bunge had an 80% interest in these entities which it consolidated. The acquisition of the minority interest resulted in a $23 million decrease to equity which represents the noncontrolling interests share.

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $127 million and $128 million for the three months ended September 30, 2014 and 2013, respectively, and $523 million and $413 million for the nine months ended September 30, 2014 and 2013, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $66 million and $108 million for the three months ended September 30, 2014 and 2013, respectively, and $255 million and $463 million for the nine months ended September 30, 2014 and 2013, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2014 and December 31, 2013 are the following amounts related to these matters:

	September 30,	December 31,
(US$ in millions)	2014	2013
Tax claims	$58	$59
Labor claims	84	76
Civil and other claims	102	101
Total	$244	$236

Tax Claims — These claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, IPI, PIS and COFINS).  The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law.  In addition to the matter discussed in Note 18, Bunge monitors other potential claims in Brazil regarding these value-added taxes.  In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states.  While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits.  The Company has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by GAAP, no liability has been recorded in the condensed consolidated financial statements.

In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2010-2011 and proposed adjustments totaling approximately 45 million Brazilian reals ($18 million) plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has determined that no reserves are required.

In December, 2012, the Brazilian tax authorities concluded an examination of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2007 and proposed adjustments totaling approximately 287 million Brazilian reals ($117 million) plus applicable interest and penalties. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments. In conjunction with this review, management has established appropriate reserves for potential exposures.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $52 million as of September 30, 2014), plus previously accrued interest on the outstanding amount due of approximately 867 million Argentine pesos (approximately $103 million as of September 30, 2014). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2013, although no notice has been rendered to Bunge’s Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2014, totaled approximately $169 million. In April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, there actions primarily result in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2014:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$125
Residual value guarantee (2)	121
Total	$246

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2021. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2014, Bunge had no outstanding recorded obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At September 30, 2014, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries.  At September 30, 2014, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $3,248 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares.  The program runs indefinitely. Bunge repurchased 3,780,987 common shares for $300 million during the nine months ended September 30, 2014. Total repurchases under the program from its inception on June 8, 2010 through September 30, 2014 were 12,428,846 shares for a total amount of $774 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance July 1, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)
Other comprehensive income (loss) before reclassifications	(1,010)	29	—	(2)	(983)
Amount reclassified from accumulated other comprehensive income	—	(7)	—	—	(7)
Balance, September 30, 2014	$(3,157)	$(20)	$(70)	$3	$(3,244)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance July 1, 2013	$(2,023)	$29	$(155)	$10	$(2,139)
Other comprehensive income (loss) before reclassifications	(85)	(28)	(1)	—	(114)
Amount reclassified from accumulated other comprehensive income (1)	(4)	(27)	—	(6)	(37)
Balance, September 30, 2013	$(2,112)	$(26)	$(156)	$4	$(2,290)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2014	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	(671)	13	(1)	(2)	(661)
Amount reclassified from accumulated other comprehensive income	—	(11)	—	—	(11)
Balance, September 30, 2014	$(3,157)	$(20)	$(70)	$3	$(3,244)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2013	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassifications	(843)	(2)	1	4	(840)
Amount reclassified from accumulated other comprehensive income (1)	(4)	(27)	—	(9)	(40)
Balance, September 30, 2013	$(2,112)	$(26)	$(156)	$4	$(2,290)

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

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2014	2013	2014	2013
Income from continuing operations	$277	$(296)	$525	$(17)
Net (income) loss attributable to noncontrolling interests	(10)	45	7	91
Income (loss) from continuing operations attributable to Bunge	267	(251)	532	74
Other redeemable obligations (1)	(2)	(9)	(15)	(28)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	27	103	37	94
Net income (loss) available to Bunge common shareholders	$284	$(165)	$529	$115

Weighted-average number of common shares outstanding:
Basic	145,528,313	147,349,175	146,493,870	147,044,232
Effect of dilutive shares:
—stock options and awards	981,122	—	958,505	981,920
—convertible preference shares	7,680,390	—	7,680,390	—
Diluted (2)	154,189,825	147,349,175	155,132,765	148,026,152

Basic earnings per common share:
Net income (loss) from continuing operations	$1.77	$(1.82)	$3.36	$0.14
Net income (loss) from discontinued operations	0.19	0.69	0.25	0.64
Net income (loss) to Bunge common shareholders—basic	$1.96	$(1.13)	$3.61	$0.78

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.73	$(1.82)	$3.34	$0.14
Net income (loss) from discontinued operations	0.17	0.69	0.24	0.64
Net income (loss) to Bunge common shareholders—diluted	$1.90	$(1.13)	$3.58	$0.78

(1)       Accretion of redeemable noncontrolling interest of $2 million and $9 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $28 million for the nine months ended September 30, 2014 and 2013, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and nine months ended September 30, 2014, and 2013, respectively.

(2)       Approximately 3 million and 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2013, respectively. The three months ended September 30, 2013 excludes the dilutive effect of approximately 1 million incremental common shares and for the three and nine months ended September 30, 2013 excludes  8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding. Approximately 2 million and 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2014, respectively.

17.                               SEGMENT INFORMATION

Bunge has five reportable segments—agribusiness, edible oil products, milling products, sugar and bioenergy, and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The edible oil products segment involves the processing, production and marketing of products derived from vegetable oils. The milling products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the fertilizer segment include its port operations in Brazil and its blending and retail operations in Argentina.

The “Discontinued Operations & Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The revenues generated from these transfers are shown in the following table as “Inter-segment revenues” segments.

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2014	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$9,835	$2,016	$516	$1,154	$155	$—	$13,676
Inter—segment revenues	1,205	37	36	—	1	(1,279)	—
Gross profit	423	135	78	64	19	—	719
Foreign exchange gains (losses)	13	(3)	(2)	13	2	—	23
Noncontrolling interests (1)	(14)	(3)	—	(2)	(2)	11	(10)
Other income (expense) — net	(5)	(1)	—	6	(2)	—	(2)
Segment EBIT (2)	186	37	37	44	12	—	316
Discontinued operations (3)	—	—	—	—	—	27	27
Depreciation, depletion and amortization	(63)	(24)	(12)	(59)	(4)	—	(162)
Total assets	$16,487	$2,317	$1,258	$3,424	$385	$274	$24,145

Three Months Ended
September 30, 2013
Net sales to external customers	$10,718	$2,225	$487	$1,133	$138	$—	$14,701
Inter—segment revenues	1,230	37	—	28	4	(1,299)	—
Gross profit	484	127	61	(2)	18	—	688
Foreign exchange gains (losses)	38	7	(1)	2	3	—	49
Noncontrolling interests (1)	2	(2)	—	2	(2)	45	45
Other income (expense) — net	10	1	—	1	4	—	16
Segment EBIT (2)	326	43	24	(37)	15	—	371
Discontinued operations (3)	—	—	—	—	—	103	103
Depreciation, depletion and amortization	(63)	(25)	(6)	(54)	(5)	—	(153)
Total assets	$19,904	$2,514	$875	$3,695	$513	$999	$28,500

		Edible				Discontinued
Nine Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2014	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$32,783	$6,043	$1,604	$3,184	$316	$—	$43,930
Inter—segment revenues	2,935	115	40	—	2	(3,092)	—
Gross profit	1,198	399	235	54	40	—	1,926
Foreign exchange gains (losses)	32	(3)	(2)	31	1	—	59
Noncontrolling interests (1)	(11)	(5)	—	—	(4)	27	7
Other income (expense) — net	(6)	—	(2)	14	(1)	—	5
Segment EBIT (2)	576	105	113	(14)	29	—	809
Discontinued operations (3)	—	—	—	—	—	37	37
Depreciation, depletion and amortization	(177)	(73)	(36)	(150)	(12)	—	(448)
Total assets	$16,487	$2,317	$1,258	$3,424	$385	$274	$24,145

Nine Months Ended
September 30, 2013
Net sales to external customers	$33,058	$6,898	$1,531	$3,185	$300	$—	$44,972
Inter—segment revenues	3,886	96	9	28	42	(4,061)	—
Gross profit	1,252	380	185	89	44	—	1,950
Foreign exchange gains (losses)	(5)	6	(1)	2	5	—	7
Noncontrolling interests (1)	32	(3)	—	5	(3)	60	91
Other income (expense) — net	7	9	5	3	37	—	61
Segment EBIT (2)	686	115	89	(17)	60	—	933
Discontinued operations (3)	—	—	—	—	—	94	94
Depreciation, depletion and amortization	(181)	(74)	(21)	(133)	(14)	—	(423)
Total assets	$19,904	$2,514	$875	$3,695	$513	$999	$28,500

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

(3)             Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2014	2013	2014	2013
Total segment EBIT from continuing operations	$316	$371	$809	$933
Interest income	19	27	71	47
Interest expense	(70)	(103)	(225)	(264)
Income tax (expense) benefit	(9)	(591)	(150)	(702)
Income (loss) from discontinued operations, net of tax	27	103	37	94
Noncontrolling interests’ share of interest and tax	11	45	27	60
Net income (loss) attributable to Bunge	$294	$(148)	$569	$168

18.                               SUBSEQUENT EVENT

On October 16, 2014, Brazil’s Supreme Federal Court (the Court) ruled that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours, are unconstitutional. The products and their inputs that are relevant to this legal position are those that are acquired at a certain ICMS tax rate from one state and sold at an effective lower ICMS tax rate in a different state. Companies have historically taken a tax credit for the difference of the ICMS rates in the different states. Bunge is, like other companies in the Brazilian food industry, involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. The total amount currently in dispute is approximately 400 million Brazilian reals ($163 million at September 30, 2014). The Court has not yet published its opinion in the case, which is expected within thirty to sixty days after the ruling. Management, along with external legal advisers, had previously categorized these various state cases as possible losses, not reaching a threshold of probable.  Management and its external legal advisors recognize that Bunge’s facts may differ from the aforementioned case and that state laws may differ. As a result, the published opinion of the Court, when rendered, must be analyzed for its implications on all of Bunge’s various state proceedings. Based on its analysis, management continues to assess the risk of loss as possible and will reassess the risk upon examination of the Court’s forthcoming ruling.  If the outcome of such analysis is that it is probable that the Company’s positions will not prevail, Bunge will record a liability and a charge to earnings for an appropriate amount.

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

Third Quarter 2014 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness - EBIT for the third quarter of 2014 was $186 million compared to $326 million in the third quarter of 2013. The quarter was characterized by very slow farmer selling driven by a significant drop in commodity prices. As a result, our grain origination results were lower than last year, especially in South America. In Brazil we experienced the lowest level of forward selling of new crops in years and in Argentina farmers are holding soybeans as a hedge against inflation and currency devaluation. This combined with the impact of approximately $80 million in temporary mark-to-market losses in our North American and European oilseed processing and distribution businesses, were the primary drivers of lower year-over-year results. We expect approximately $60 million of mark-to-market reversals in the fourth quarter and additional reversals in Q1 2015 as we execute on existing distribution contracts and process the related crushing volumes. Our risk management strategies were successful in both grains and oilseeds. Crushing margins were higher year-over-year in most parts of the world, but volumes were impacted by reduced soybean availability, especially in Argentina and in the U.S. where old crop beans were scarce and new crop beans weren’t yet available due to the weather-delayed harvest. China crushing continued to be a challenge compared to the previous year, but conditions improved towards the end of the third quarter.

Edible oil products - EBIT for the third quarter of 2014 was $37 million compared with $43 million in the same quarter of 2013. Contributions from our performance improvement initiatives and higher results in Brazil were more than offset by lower results in North America and Ukraine. Brazil benefitted from improved margins in most parts of the business, reflecting our efforts to improve management of our supply chain and our relationships with key accounts. In North America, results were impacted by railcar availability in Canada and incremental logistics costs in the U.S. as raw material supply ran low during the transition to the new soybean crop. In Ukraine, results were negatively impacted by the significant devaluation of the Ukrainian hryvnia vs. the U.S. dollar during the quarter.

Milling products - EBIT for the third quarter of 2014 was $37 million compared with $24 million in the same period of 2013. Higher results in the quarter reflect improved performance in our Brazilian wheat milling business, which benefitted from improved margins and production yields, and the addition of our new wheat mills in Mexico. The integration of these mills continues to progress well with synergies tracking to expectations. We have made improvements to the cost structure through reducing energy consumption, broadening raw material sourcing and streamlining the organizational structure. Results in corn and rice milling were comparable to last year. Third quarter 2013 results included a $7 million charge related to transactional taxes in Brazil.

Sugar and Bioenergy - EBIT for the third quarter of 2014 was a gain of $44 million compared with a loss of $37 million in the same period of last year. All businesses in the segment performed well, generating higher results in the third quarter. In sugarcane milling, improved Brazilian ethanol prices, increased energy sales and savings from our cost containment initiatives more than compensated for lower milling volumes due to wet weather. Also contributing to higher milling results were mark-to-market gains related to hedges on our forward sugar sales of approximately $12 million and gains on foreign currency hedges. Higher margins in our global trading and merchandising business more than offset lower volumes. Results in our biofuels business were higher than last year, primarily due to the contribution from our new corn wet milling joint venture in Argentina. Results in the third quarter of 2013 included provisions of approximately $18 million related to equipment and machinery held for sale.

Fertilizer — EBIT for the third quarter of 2014 was $12 million compared with $15 million in the same period of 2013. Our fertilizer operations continue to serve a critical role in support of our South American agribusiness operations.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except volumes)	2014	2013	2014	2013
Volumes (in thousands of metric tons):
Agribusiness	34,937	35,472	101,615	101,273
Edible oil products	1,721	1,779	5,050	5,187
Milling products	1,102	1,010	3,450	3,052
Sugar and Bioenergy	2,229	3,005	6,303	7,329
Fertilizer	349	293	707	622

Net sales:
Agribusiness	$9,835	$10,718	$32,783	$33,058
Edible oil products	2,016	2,225	6,043	6,898
Milling products	516	487	1,604	1,531
Sugar and Bioenergy	1,154	1,133	3,184	3,185
Fertilizer	155	138	316	300
Total	$13,676	$14,701	$43,930	$44,972

Cost of goods sold:
Agribusiness	$(9,412)	$(10,234)	$(31,585)	$(31,806)
Edible oil products	(1,881)	(2,098)	(5,644)	(6,518)
Milling products	(438)	(426)	(1,369)	(1,346)
Sugar and Bioenergy	(1,090)	(1,135)	(3,130)	(3,096)
Fertilizer	(136)	(120)	(276)	(256)
Total	$(12,957)	$(14,013)	$(42,004)	$(43,022)

Gross profit:
Agribusiness	$423	$484	$1,198	$1,252
Edible oil products	135	127	399	380
Milling products	78	61	235	185
Sugar and Bioenergy	64	(2)	54	89
Fertilizer	19	18	40	44
Total	$719	$688	$1,926	$1,950

Selling, general and administrative expenses:
Agribusiness	$(231)	$(208)	$(637)	$(600)
Edible oil products	(91)	(90)	(286)	(277)
Milling products	(39)	(36)	(118)	(100)
Sugar and Bioenergy	(37)	(40)	(113)	(116)
Fertilizer	(5)	(8)	(7)	(23)
Total	$(403)	$(382)	$(1,161)	$(1,116)

Foreign exchange gains (losses):
Agribusiness	$13	$38	$32	$(5)
Edible oil products	(3)	7	(3)	6
Milling products	(2)	(1)	(2)	(1)
Sugar and Bioenergy	13	2	31	2
Fertilizer	2	3	1	5
Total	$23	$49	$59	$7

Noncontrolling interest:
Agribusiness	$(14)	$2	$(11)	$32
Edible oil products	(3)	(2)	(5)	(3)
Milling products	—	—	—	—
Sugar and Bioenergy	(2)	2	—	5
Fertilizer	(2)	(2)	(4)	(3)
Total	$(21)	$—	$(20)	$31

Other income (expense) - net:
Agribusiness	$(5)	$10	$(6)	$7
Edible oil products	(1)	1	—	9
Milling products	—	—	(2)	5
Sugar and Bioenergy	6	1	14	3
Fertilizer	(2)	4	(1)	37
Total	$(2)	$16	$5	$61

Segment earnings before interest and tax: (1)
Agribusiness	$186	$326	$576	$686
Edible oil products	37	43	105	115
Milling products	37	24	113	89
Sugar and Bioenergy	44	(37)	(14)	(17)
Fertilizer	12	15	29	60
Total	$316	$371	$809	$933

Depreciation, depletion and amortization:
Agribusiness	$(63)	$(63)	$(177)	$(181)
Edible oil products	(24)	(25)	(73)	(74)
Milling products	(12)	(6)	(36)	(21)
Sugar and Bioenergy	(59)	(54)	(150)	(133)
Fertilizer	(4)	(5)	(12)	(14)
Total	$(162)	$(153)	$(448)	$(423)

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2014	2013	2014	2013
Total segment EBIT	$316	$371	$809	$933
Interest income	19	27	71	47
Interest expense	(70)	(103)	(225)	(264)
Income tax (expense) benefit	(9)	(591)	(150)	(702)
Income (loss) from discontinued operations, net of tax	27	103	37	94
Noncontrolling interest share of interest and tax	11	45	27	60
Net income (loss) attributable to Bunge	$294	$(148)	$569	$168

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Agribusiness Segment - Agribusiness segment net sales decreased 8% to $9.8 billion in the third quarter of 2014 compared to $10.7 billion in the third quarter of 2013. The decrease was primarily driven by significant lower global commodity prices, resulting from good crop volumes in South America and ideal weather conditions in the U.S. for the upcoming harvest. In the third quarter of 2014, prices of soybeans and wheat were approximately 20% lower than in the same period a year ago. For corn, the decrease in prices was 30%. Trading and distribution volumes were lower, primarily for oilseeds, partly offset by higher grain origination volumes in Europe, driven by a good harvest pace in the Black Sea region in the third quarter of 2014.

Cost of goods sold decreased 8% to $9.4 billion in the third quarter of 2014 from $10.2 billion in the same period of 2013 due to overall lower global commodity prices and lower volumes, partially offset by higher industrial costs driven by the start-up of our new port facilities in Terfron, Brazil and Bunbury, Australia and higher energy prices.

Gross profit was $423 million in the third quarter of 2014 compared to $484 million in the third quarter of 2013. In the southern hemisphere, margins were lower driven by low commercialization of soybeans in Brazil, and a slowdown of farmer selling in Argentina. Also the oilseed processing environment in China remained weak. Mark-to-market losses on locked forward positions in our North American and European oilseed processing and distribution operations contributed to a lower gross profit. These lower results were partly offset by higher oilseed processing margins in North America and good results in our grain and oilseeds trading and distribution businesses.

SG&A expenses were $231 million in the third quarter of 2014, $23 million higher than in the third quarter of 2013. The increase of SG&A in the third quarter of 2014 was mainly driven by additional costs from our new Terfron port facility in Brazil, bad debt expenses in North America, higher employee related costs and a somewhat stronger Brazilian real relative to the U.S. dollar, partly offset by benefits from bad debt recoveries in Brazil.

Foreign exchange gains of $13 million in the third quarter of 2014 compared to gains of $38 million in the same period of 2013. These results were primarily driven by movements in the Brazilian real relative to the U.S. dollar.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements. For the third quarter of 2014, income was $14 million, compared to losses of $2 million in the third quarter of 2013. This was driven by improved performance in our oilseed processing ventures in Asia, port operations in the U.S. and biodiesel ventures in Europe.

Other income (expenses)-net was a loss of $5 million for the third quarter of 2014, compared to income of $10 million for the same period in 2013. 2013 results related primarily to a gain of $8 million on the sale of an investment in a biofuels company in North America.

Segment EBIT decreased to $186 million in the third quarter of 2014 from $326 million in the third quarter of 2013 as a result of lower gross profit in our origination and oilseed processing businesses compared to the same period last year. Marked-to-market losses on fully locked forward positions and foreign exchange gains of $13 million in the third quarter of 2014 compared with gains of $38 million in 2013.

Edible Oil Products Segment — Edible oil products segment net sales decreased by 9% to $2.0 billion in the third quarter of 2014 compared to $2.2 billion in the third quarter of 2013, resulting primarily from lower global vegetable oils prices and a 3% decrease volumes. Lower volumes in Canada and China were partly offset by higher volumes in Argentina and India.

Cost of goods sold in the third quarter of 2014 decreased 10% to $1.9 billion from $2.1 billion for the same period of 2013, primarily due to lower raw material costs resulting from the decline in global vegetable oils prices and lower volumes, partly offset by higher industrial labor costs in Brazil.

Gross profit increased in the third quarter of 2014 by 6% to $135 million from $127 million in the third quarter of 2013. The increase was primarily driven by margin improvements as a result of a global focus on managing supply chain value, partly offset by lower results in North America driven by incremental logistics costs and lack of railcar availability.

SG&A expenses were $91 million in the third quarter of 2014 and $90 million in the same period last year, essentially unchanged. Higher selling costs and the impact from a stronger Brazilian real were largely offset by benefits from bad debt recoveries in Brazil.

Foreign exchange results in the third quarter of 2014 were a loss of $3 million compared to a gain of $7 million in the same period for 2013 and resulted mainly from a weaker Ukrainian hryvnia relative to the U.S. dollar.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements. Income of $3 million in the third quarter of 2014 and $2 million in the third quarter of 2013 represents primarily the noncontrolling interest share of profit in our edible oils business in Europe.

Other income (expenses)-net was an expense of $1 million for the third quarter of 2014 and an income of $1 million for the same period in 2013.

Segment EBIT decreased to $37 million for the third quarter of 2014 from $43 million in the third quarter of 2013, as a result of foreign exchange results, partly being offset by margin improvements.

Milling Products Segment - Milling products segment net sales increased 6% to $516 million in the third quarter of 2014, from $487 million in the same period last year.  Volumes increased by 9%, reflecting primarily the addition of our Mexico wheat milling business acquisition to our operations in December of 2013.  This increase was partly offset by lower volumes in our Brazilian wheat milling and U.S. corn milling operations.  Sales were also impacted by lower market prices for wheat and corn relative to the third quarter of 2013.

Cost of goods sold increased by 3% to $438 million for the third quarter of 2014 from $426 million in the third quarter of 2013, primarily due to the Mexican wheat milling acquisition and higher industrial labor costs in Brazil, offset partially by reduced raw materials costs of as a result lower global commodity prices.

Gross profit increased 28% to $78 million in the third quarter of 2014, from $61 million in the third quarter of 2013 due to improved results in our Brazilian wheat milling business as a result of focused margin management strategies and efficiency efforts in our plants, supply chain and distribution networks.  Results also increased due to higher gross profit in our U.S. corn milling business and inclusion of results from our wheat milling acquisition in Mexico.

SG&A expenses increased to $39 million in the third quarter of 2014, compared to $36 million in the same period last year, mainly resulting from the inclusion of our December 2013 wheat milling acquisition in Mexico and a stronger Brazilian real relative to the U.S dollar.

Foreign exchange results in the third quarter of 2014 were a loss of $2 million loss compared to a loss of $1 million in the same period for 2013.

Segment EBIT increased by 54% to $37 million in the third quarter of 2014, from $24 million in the third quarter of 2013, driven by increased margins in our Brazilian wheat milling operations and contributions from the 2013 wheat milling business acquisition in Mexico. EBIT in 2013 was reduced by a $7 million provision for recoverable taxes.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased 2% to $1,154 million in the third quarter of 2014 from $1,133 million for the same period in 2013. Overall crushing volumes were lower, compared to last year, while driven by commercial strategies the production mix was more focused on ethanol. Net sales increased as the higher volumes and prices of ethanol outweighed the lower volumes and prices of sugar and the decrease in volumes in our sugar trading and merchandising business.

Cost of goods sold decreased to $1,090 million in the third quarter of 2014, from $1,135 million in the same period last year. This decrease of 4% was mainly driven by lower volumes and prices in our trading and merchandising business, partly offset by higher sugarcane milling sales volumes.

Gross profit was $64 million in the third quarter of 2014, compared to a loss of $2 million in the third quarter of 2013, primarily as a result of improved margins in our industrial operations and increased energy cogeneration in our industrial business. As a result of strong margins in our trading and merchandising business, these activities also contributed to the higher gross profit. Gross profit in 2013 includes $15 million of charges relating to land that we did not harvest or plant due to the wet weather conditions.

SG&A expenses decreased by 8% to $37 million in the third quarter of 2014 compared to $40 million in the same period of 2013, mainly as the SG&A for 2013 included certain write-offs of equipment.  A stronger Brazilian real, relative to the U.S. dollar had an increasing impact on the SG&A expenses for this year.

Foreign exchange gains of $13 million in the third quarter of 2014 compared with gains of $2 million in the same period of 2013.  The increase in 2014 resulted primarily from gains on certain foreign currency hedges.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements.  For the third quarter of 2014 the income was $2 million, compared to losses of $2 million in the third quarter of 2013. The income relates primarily to improved performance in our non-wholly owned Brazilian sugarcane mills, of which the remaining noncontrolling interest was acquired on September 5, 2014.

Other income (expenses)-net was $6 million income for the third quarter of 2014, compared to $1 million income for the same period a year ago, with the increase driven by our corn wet-milling venture in Argentina that has become operative and is contributing income.

Segment EBIT increased to $44 million in the third quarter of 2014 from a loss of $37 million in the third quarter of 2013, with higher industrial milling margins, increased energy cogeneration, stronger sugar trading and merchandising margins and solid contributions from our new corn wet milling venture in Argentina.

Fertilizer Segment - Fertilizer segment sales increased 12% to $155 million in the third quarter of 2014, from $138 million in the same period a year ago, driven by higher volumes in Argentina, partly offset by lower international fertilizer prices. Throughput volumes in our Brazilian port operations were essentially flat.

Cost of goods sold increased to $136 million in the third quarter of 2014 compared to $120 million in the same period of 2013, primarily reflecting higher volumes of our fertilizer retail business in Argentina and higher industrial costs in Brazil.

Gross profit was $19 million in the third quarter of 2014, compared to $18 million for the same period in 2013. Higher volumes with good margins in our Argentina operations offset lower gross profit in our Brazil port operations.

SG&A expenses decreased to $5 million in the third quarter of 2014, from $8 million in the same period last year. A further depreciation of the Argentine peso against the U.S. dollar was partly offset by a slightly stronger Brazilian real, relative to the U.S. dollar.

Foreign exchange gains were $2 million and $3 million for the three months ending September 2014 and 2013, respectively.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements. The $2 million gain in the third quarters of both 2014 and 2013, represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Other income (expenses)-net was an expense of $2 million in the third quarter of 2014 compared to income of $4 million in the third quarter of 2013. The 2013 income results from our Moroccan fertilizer joint venture, which was sold to our venture partner in December 2013.

Segment EBIT decreased to $12 million in the third quarter of 2014, from $15 million in the same period of 2013. Higher gross profit in 2014 was more than offset by the results of our Moroccan joint venture that contributed to the segment EBIT in 2013.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2014	2013
Interest income	$19	$27
Interest expense	(70)	(103)

Interest income decreased $8 million when compared to the same period of 2013 mainly as a result of  lower average cash balances. Interest expense decreased by 32% compared to the same period last year primarily due to lower average outstanding debt, resulting from reduced working capital requirements as global commodity prices were generally lower in the third quarter of 2014 compared to the same period a year ago.

Income Tax Expense — In the quarter ended September 30, 2014, income tax expense for continuing operations was $9 million compared to income tax expense of $591 million in the quarter ended September 30, 2013. The effective tax rate in the third quarter of 2014 decreased to 3% compared to 200% in the third quarter of 2013. The income tax expense in the quarter ended September 30, 2014 includes a net $66 million of discrete tax benefits, primarily from the recording of a $52 million deferred tax asset for operating losses of a subsidiary effectively taxable in Brazil, for which there is now evidence of sustained profitability. Income tax expense for the third quarter of 2013 included $464 million related to the recording of a full valuation allowance for net deferred tax assets in our industrial sugar business in Brazil as a result of cumulative net operating losses and $14 million related to a full valuation allowance for deferred tax assets in our agribusiness and edible oils operations in Romania.

Discontinued Operations — Discontinued operations results for the third quarter of 2014 was income of $27 million, net of tax, compared to income of $103 million, net of tax, in the third quarter of 2013. Gains in 2014 related primarily to benefits from settlement of certain recorded uncertain tax positions under a tax amnesty program in Brazil that resulted in a reduction of related penalties and interest owed. A net gain of $112 million is included in net income from discontinued operations for the third quarter of 2013 related to the sale of our Brazilian fertilizer distribution business to Yara.

Net Income Attributable to Bunge — For the quarter ended September 30, 2014, net income attributable to Bunge increased by $442 million to $294 million from a loss of $148 million in the quarter ended September 30, 2014. This increase resulted mainly from $464 million income tax valuation allowances noted in Income Tax Expense above, partially offset by the net gain of $112 million on the sale of our Brazilian fertilizer distribution business included in Discontinued Operations in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Agribusiness Segment - Net sales of $32.8 billion for the nine months ended September 30, 2014 were essentially unchanged compared to net sales of $33.1 million for the same period in 2013. Volumes were flat period over period. Global commodity prices were generally lower for the first nine months of 2014 compared to the same period last year, especially corn prices which declined by 33%.  With lower commodity prices net sales were relatively flat due to the mix of commodities sold in the 2014 and 2013 periods.

Cost of goods sold was also flat at $31.6 billion in the nine months ended September 30, 2014, compared with $31.8 billion in the comparable period last year.

Gross profit was $1,198 million in the nine months ended September 30, 2014, 4% lower compared to $1,252 million in the same period a year ago. Very strong performance in our grain origination and oilseed processing and distribution business across most regions in the first nine months of 2014 was more than offset by a weaker oilseed processing environment in China and lower results in our grain trading and distribution businesses.

SG&A expenses were $637 million in the nine months ended September 30, 2014 compared to $600 million in the nine months ended September 30, 2013.  SG&A expense for the nine months ended September 30, 2014 included additional costs from our new Terfron port facility in Northern Brazil, higher employee related costs and higher bad debt expenses in North America.  In addition, SG&A benefitted from a weaker Brazilian real and Argentine peso in the first nine months of 2014 on costs translated into U.S. dollars, while a partially offsetting adverse effect was caused by a stronger European euro.

Foreign exchange gains were $32 million for the first nine months of 2014 compared to losses of $5 million in the same period of 2013 and related primarily to movements in the Brazilian real.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. For the nine months ended September 30, 2014 gains of $11 million, compared to losses of $32 million in the same period in 2013 were primarily due to improved performance in our oilseed processing ventures in Asia, port operation in the Northwest of the U.S. and biodiesel ventures in Europe. The losses in 2013 include $17 million of losses in the investment funds acquired in 2012.

Other income (expenses)-net was an expense of $6 million for the nine months ended September 30, 2014 and income of $7 million for the nine months ended September 30, 2013. The nine months ended September 30, 2013, includes a $16 million gain from the sale of certain legal claims in Brazil, largely offset by a loss of $17 million in the investment funds acquired in 2012.

Segment EBIT decreased to $576 million in the nine months ended September 30, 2014 from $686 million in the nine months ended September 30, 2013 primarily as a result of lower results in our trading and merchandising businesses, partly offset by strong origination and oilseed processing results.

Edible Oil Products Segment — Net sales in our edible oil products segment decreased by 13% to $6.0 billion in the nine months ended September 30, 2014, from $6.9 billion in the same period last year. Lower sales resulted primarily from lower global vegetable oils prices. Volumes were 3% lower in the first nine months of 2014 compared to the prior year period, primarily in Brazil as a result of lower retail demand and deliberate 2014 price management strategies and in North America due to logistics issues and soft food processing demand. Volumes were higher in Argentina driven by export sales of bulk oil and in most of our European operations.

Cost of goods sold decreased 13% to $5.6 billion in the nine months ended September 30, 2014 from $6.5 billion in the same period of 2013 due to lower raw material costs resulting from the market price declines and lower total volumes, partly offset by higher industrial costs in Brazil.

Gross profit for the first nine months of 2014 increased by 5% to $399 million compared to $380 million for the same period a year ago. The increase was driven by a tight supply environment in Brazil and an increased focus on margin improvement which benefitted margins. These gross profit improvements were partially offset by the lingering effects on demand in Canada from rail logistics related to the severe winter weather and lower margins in Asia.

SG&A expenses increased to $286 million in the first nine months of 2014, from $277 million a year ago, primarily as a result of higher promotions, advertising and marketing expenditures and a stronger European euro, relative to the U.S. dollar, partially offset by the benefits of local currency depreciations in Brazil and Argentina.

Foreign exchange results for the nine months ended September 30, 2014 were a loss of $3 million, compared with a gain of $6 million in the same period for 2013. The foreign exchange losses in 2014 are primarily driven by the weakening of the Ukrainian hryvnia.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements.  Income of $5 million and $3 million in the nine months ended September 30, 2014 and September 30, 2013, respectively, represent primarily results from certain of our edible oils businesses in Europe.

Other income (expenses)-net was nil in the first nine months of 2014 compared to income of $9 million in the comparable period of 2013. The higher result in 2013 resulted from a $9 million gain on the sale of certain legal claims in Brazil.

Segment EBIT decreased to $105 million for the nine months ended September 30, 2014, from $115 million in the same period a year ago. Higher gross profit was offset by negative foreign exchange results. Segment EBIT for the nine months ended September 30, 2013 included a gain of $9 million from the sale of certain legal claims in Brazil.

Milling Products Segment - Milling products segment net sales increased 5% to $1,604 million for the nine months ended September 30, 2014, from $1,531 million in the same period in 2013.  Volumes increased by 13%, due to the December 2013 wheat milling business acquisition in Mexico, partly offset by lower volumes in our wheat milling business in Brazil and our corn milling business in the U.S. Volume increases were partially offset by lower average selling prices for corn and wheat products driven by lower commodity market prices relative to last year and by the weaker Brazilian real when translated into U.S. dollars compared to the first nine months of 2013.

Cost of goods sold increased 2% to $1,369 million for the nine months ended September 30, 2014 from $1,346 million in the nine months ended September 30, 2013 primarily a result of our 2013 wheat milling acquisition, offset by lower prices for corn and wheat compared to the same period last year.

Gross profit increased 27% to $235 million in the first nine months of 2014, from $185 million in the same period a year ago, primarily due to higher margins in our Brazilian wheat milling business, driven by the increased focus on margins and driving greater efficiencies in our plants and supply chain distribution network.  Our wheat milling acquisition and the synergies of integrating it with our existing wheat milling business in Mexico also contributed to the gross profit increase.

SG&A expenses increased by $18 million to $118 million during the nine months ended September 30, mainly resulting from inclusion of our 2013 wheat milling acquisition in Mexico and higher selling and employee related costs in the U.S., offset partially by the benefit of the weaker Brazilian real on the translation of local currency expenses to U.S. dollars.

Other income (expenses)-net in the nine months ended September 30, 2014 was expense of $2 million, compared to income of $5 million in the comparable period of 2013, which was mainly due to a $6 million gain on the sale of certain legal claims in Brazil.

Segment EBIT increased by 27% to $113 million for this nine months ended September 30, 2014, from $89 million in the same period a year ago, primarily driven by margin improvements, particularly in Brazil, and included a solid contribution from our December 2013 wheat milling acquisition in Mexico.  Segment EBIT for the nine months ended September 30, 2013 included a gain of $6 million from the sale of certain legal claims in Brazil.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales were $3.2 billion for both the nine months ended September 30, 2014 and September 30, 2013.  Volumes decreased by 14% in the first nine months of 2014, compared to the same period in 2013, driven by lower volumes in our trading and merchandising business, partly offset by an increase of sugarcane milling volumes in Brazil and higher energy sales. Average prices of sugar in the first nine months of 2014 were 5% lower compared to 2013, while prices of ethanol and energy prices in Brazil were higher.

Cost of goods sold was $3.1 billion for both the nine months ended September 30, 2014 and September 30, 2013. Higher costs in our industrial business as a result of higher cost of cane purchase and land lease due to higher Consecana price and net unrealized losses over the nine month period from our hedges of forward sugar sales were offset by lower volumes in our trading and merchandising business and the benefit of the weaker Brazilian real compared with the same period a year ago.

Gross profit decreased to $54 million in the nine months ended September 30, 2014 from $89 million in the same period of last year, primarily resulting from losses in our trading and distribution business in the first six months of 2014 and unrealized losses from hedges of forward sugar sales, partially offset by improved results in our sugarcane milling operations and energy cogeneration.

SG&A expenses declined 3% to $113 million for the nine months ended September 30, 2014, from $116 million for the same period last year.  Translation benefits of the depreciation of the Brazilian real on local currency costs were partly offset by higher costs associated with the strategic review of our business and bad debt expenses.

Foreign exchange gains in the nine months ended September 30, 2014 were $31 million, compared to $2 million in the same period a year ago. These results are primarily related to gains on certain foreign currency hedges.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Results were nil in the first nine months of 2014, compared to losses of $5 million in the first nine months of  2013, resulting from improved results from our non-wholly owned Brazilian sugarcane mills.

Other income (expenses)-net was income of $14 million in the nine months ended September 30, 2014 compared to $3 million for the same period in 2013 primarily due to further improvement of ethanol margins and sales volumes in the U.S. which increased results in our North American bioenergy investment and to income from our corn-wet milling venture in Argentina that has become fully operative in 2014.

Segment EBIT was a loss of $14 million in the nine months ended September 30, 2014 compared to a loss of $17 million in the same period last year, primarily due to improved results in our industrial operations and non-consolidated affiliates and foreign exchange gains, partly offset by lower trading and merchandising results.

Fertilizer Segment - Fertilizer segment net sales increased 5% to $316 million in the nine months ended September 30, 2014, compared to $300 million in the nine months ended September 30, 2013, primarily due to a volume increase of 14% in our Argentine blending and retail operations, partly offset by lower global nitrogen and phosphate prices.

Cost of goods sold increased 8% to $276 million for the nine months ended September 30, 2014, with higher volumes partly offset by lower raw material costs and the benefit of the weaker Argentine peso on local currency costs when translated into U.S. dollars.

Gross profit decreased to $40 million in the nine months ended September 30, 2014 from $44 million in the comparable period of 2013. The decrease was primarily driven by lower margins in our Brazilian port operations, with higher volumes and good margins resulting in a higher gross profit in Argentina.

SG&A was $7 million in the first nine months of 2014 compared to $23 million in the first nine months of 2013.  The decrease in 2014 includes the reversal of certain value added tax provisions which are no longer expected to be required to be paid. In addition SG&A benefited from a weaker Brazilian real and Argentine peso relative to the U.S. dollar.

Foreign exchange results for the nine months ended September 30, 2014 and September 30, 2013 were gains of $1 million and $5 million, respectively.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements.  Income of $4 million in the first nine months of 2014 and $3 million in the same period in 2013 represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Other income (expenses)-net were an expense of $1 million in the nine months ended September 30, 2014 compared to income of $37 million in the nine months ended September 30, 2013, which resulted primarily from a $32 million gain on the sale of certain legal claims in Brazil. In addition, the first nine months of 2013 included gains of $5 million in our Moroccan fertilizer joint venture.  Our joint venture interest was sold to our venture partner in December 2013.

Segment EBIT declined to $29 million in the nine months ended September 30, 2014, from $60 million in the same period of 2013, mainly driven by the $32 million gain on the sale of certain legal claims in Brazil in the first quarter of 2013.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2014	2013
Interest income	$71	$47
Interest expense	(225)	(264)

Interest income increased $24 million when compared to the same period of 2013 as a result of higher returns on cash investments in Brazil and Argentina in the first half of the year and payment of $12 million of accumulated unpaid interest on a loan provided to a related party that was due on August 31, 2014. Interest expense decreased by 15% when compared to the same period last year primarily due to lower average outstanding debt, resulting from reduced working capital requirements as on average global commodity prices were lower in the first nine months of  2014 compared to the same period a year ago. Interest expenses were also lower due to the refinancing of long term debt at fixed rates with short term bank loans, which were on average bearing lower, floating, interest rates.

Income Tax Expense — In the nine months ended September 30, 2014, income tax expense from continuing operations was $150 million compared to income tax expense of $702 million in the nine months ended September 30, 2013. The effective tax rate in the nine months ended September 30, 2014 decreased to 22% compared to 103% in the nine months ended September 30, 2013. Income tax expense for the nine months ended September 30, 2013 included $464 million related to the recording of a full valuation allowance for net deferred tax assets in our industrial sugar business in Brazil as a result of cumulative net operating losses and $14 million related to a full valuation allowance for deferred taxes on our agribusiness and edible oils operations in Romania. Income tax expense in the nine months ended September 30, 2014, included $53 million of discrete tax benefits, primarily resulting from a deferred tax asset recorded for operating losses of a subsidiary effectively taxable in Brazil, for which there is now evidence of sustained profitability. For the nine months ended September 30, 2013, income tax expense included discrete charges of $32 million, mainly related to an uncertain tax position in Brazil.

Discontinued Operations — Discontinued operations results for the nine months ended September 30, 2014 was income of $37 million, net of tax, compared to income of $94 million, net of tax, in the nine months ended September 30, 2013. Results in 2014 were driven by benefits related to a tax amnesty program in Brazil and collections of previously written-off farmer receivables. Results in 2013 were driven by the gain on the sale of the fertilizer distribution business of $112 million, net of tax.

Net Income Attributable to Bunge — For the nine months ended September 30, 2014, net income attributable to Bunge increased to $569 million from $168 million in the nine months ended September 30, 2013. This increase resulted mainly from the 2013 recording of $464 million of income tax valuation allowances noted in Income Tax Expense above, partially offset by the net gain of $112 million on the sale of our Brazilian fertilizer distribution business included in Discontinued Operations in 2013.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.43 and 1.42 at September 30, 2014 and December 31, 2013, respectively.

Cash and Cash Equivalents — Cash and cash equivalents were $357 million and $742 million at September 30, 2014 and December 31, 2013, respectively.  Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Under our policy, cash balances have been primarily invested in short term deposits with highly-rated financial institutions and U.S. government securities. Investment criteria for selecting counterparties are the short-term credit rating and credit default swap spread of the counterparty and the long-term sovereign rating of the country where such counterparty is domiciled.

Readily Marketable Inventories — Readily marketable inventories are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment are reported at fair value and were $3,671 million and $4,325 million at September 30, 2014 and December 31, 2013, respectively.  Of these amounts $2,688 million and $2,927 million were attributable to merchandising activities at September 30, 2014 and December 31, 2013, respectively. The sugar and bioenergy segment included readily marketable sugar inventories of $179 million and $215 million at September 30, 2014 and December 31, 2013, respectively.  Of these, $105 million and $137 million were inventories carried at fair value at September 30, 2014 and December 31, 2013, respectively, in our trading and merchandising business.  Sugar inventories in our industrial production business are readily marketable, but are carried at lower of cost or market.  Readily marketable inventories at fair value in the aggregate amount of $103 million and $138 million at September 30, 2014 and December 31, 2013, respectively, were included in our edible oil products segment inventories.

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

Revolving Credit Facilities — At September 30, 2014, we had approximately $5,000 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,350 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total
(US$ in millions)		Committed Capacity	Borrowings Outstanding
Commercial Paper Program		September 30,	September 30,	December 31,
and Revolving Credit Facilities	Maturities	2014	2014	2013

Commercial paper	2016	$600	$200	$100
Long-term revolving credit facilities (1)	2016-2018	4,400	450	400
Total		$5,000	$650	$500

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

Our commercial paper program is supported by committed back-up bank credit lines (Liquidity Facility) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services.  The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2014, there was $200 million outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.  Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.  Conditions in the bank loan markets remain favorable and as such we have initiated the process to extend our $600 million Liquidity Facility that is supporting our commercial paper program.

We had $300 million borrowings outstanding at September 30, 2014 under our unsecured bilateral three-year revolving credit agreements with certain lenders totalling $700 million, which are maturing at various dates in May and November, 2016. Borrowings under the credit agreements bear interest at LIBOR plus a margin ranging from 0.90% to 1.55% per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the credit agreements that remain undrawn are subject to a commitment fee at a rate of 0.25% per annum.

We had no borrowings outstanding at September 30, 2014 under our syndicated $1,085 million revolving credit facility that matures on November 17, 2016.  Borrowings under this credit facility bear interest at LIBOR plus an applicable margin ranging from 1.125% to 1.75% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the credit facility that remain undrawn are subject to commitment fees payable each quarter based on the average undrawn portion of the credit facility at rates ranging from 0.125% to 0.275% per annum, based generally on the credit ratings of our long-term senior unsecured debt.  Conditions in the bank loan markets remain favorable and as such we have initiated the process to extend our $1,085 million syndicated revolving credit facility.

On March 17, 2014, we entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the Facility) with certain lenders party thereto. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods, each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum, based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date.  We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At September 30, 2014, we had no borrowings outstanding under this credit facility.

On June 17, 2014, we increased pursuant to an accordion provision the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, as administrative agent and certain lender party thereto to $865 million. Borrowings under the revolving credit agreement will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt.  Amounts under the revolving credit agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. At September 30, 2014, there was $150 million outstanding under this Facility.

In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on our financing requirements.  At September 30, 2014 and December 31, 2013, $50 million and $120 million, respectively, were outstanding under these bilateral short-term credit lines.  Loans under such credit lines are non-callable by the respective lenders.

Short and long-term debt - Our short and long-term debt decreased by $674 million at September 30, 2014 from December 31, 2013, primarily due to lower working capital financing requirements and reduced consolidated investment fund debt, partially offset by the financing of $300 million of common share repurchases.  For the nine months ended September 30, 2014, our average short and long-term debt outstanding was $5,499 million compared to $6,661 million for the nine months ended September 30, 2013. Our long-term debt balance was $3,234 million at September 30, 2014 compared to $3,941 million at December 31, 2013. The following table summarizes our short-term debt activity at September 30, 2014:

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$536	4.91%	$1,161	$839	3.87%
Commercial paper	200	0.35%	276	181	0.37%

Total	$736	3.67%	$1,437	$1,020	3.25%

(1)       Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2014	2013
Short-term debt: (1)
Short-term debt (2)	$736	$703
Current portion of long-term debt, including consolidated investment fund debt	514	762
Total short-term debt	1,250	1,465
Long-term debt (3)
Revolving credit facility expiry 2018	150	—
Bilateral revolving credit facilities expiry 2016	300	400
5.35% Senior Notes due 2014	—	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
Consolidated investment fund debt (4)	216	334
Other	236	375
Subtotal	3,234	3,941
Less: Current portion of long-term debt	(514)	(762)
Total long-term debt, including consolidated investment fund debt	2,720	3,179
Total debt	$3,970	$4,644

(1)             Includes secured debt of $124 million and $125 million at September 30, 2014 and December 31, 2013, respectively.

(2)             Includes $163 million of local currency borrowings in certain Central and Eastern European, South American and Asian countries at a weighted average interest rate of 12.11% as of September 30, 2014 and $285 million at a weighted average interest rate of 14.91% as of December 31, 2013.

(3)             Includes secured debt of $43 million and $75 million at September 30, 2014 and December 31, 2013, respectively.

(4)             Consolidated investment fund debt matures at various dates through 2019 with no recourse to Bunge, includes current portion of long-term debt of zero and $77 million at September 30, 2014 and December 31, 2013, respectively. Bunge elected to account for $241 million and $257 million at fair value as of September 30, 2014 and December 31, 2013, respectively, and the remaining is accounted for at amortized cost.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2014 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum adjusted current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness.  We were in compliance with these covenants as of September 30, 2014.

Equity

Total equity was $9,562 million at September 30, 2014, as set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2014	2013
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,000	4,967
Retained earnings	7,292	6,891
Accumulated other comprehensive income	(3,244)	(2,572)
Treasury shares, at cost - 2014 - 5,714,273 shares and 2013 - 1,933,286 shares	(420)	(120)
Total Bunge shareholders’ equity	9,319	9,857
Noncontrolling interest	243	231
Total equity	$9,562	$10,088

Total Bunge shareholders’ equity was $9,319 million at September 30, 2014 compared to $9,857 million at December 31, 2013.  The decrease in shareholders’ equity was primarily due to cumulative translation losses of $671 million, declared dividends to common and preferred shareholders of $143 million and $25 million, respectively and the cost for purchasing treasury shares for the nine months ended September 30, 2014 of $300 million, partly offset by net income attributable to Bunge for the nine months ended September 30, 2014.

Noncontrolling interest increased to $243 million at September 30, 2014 from $231 million at December 31, 2013, primarily due to the acquisition of 20% minority interest in two sugar cane mills resulting in the transfer of negative equity, partly offset by losses in our Romanian oilseed crush joint venture.

As of September 30, 2014, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1131 Bunge Limited common shares, based on the conversion price of $89.8378 per share, subject to certain additional anti-dilution adjustments (which represents 7,680,390 Bunge Limited common shares at December 31, 2013). At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the nine months ended September 30, 2014, our cash and cash equivalents decreased by $385 million, reflecting the net effect of cash flows from operating, investing and financing activities.  This compares to an increase of $913 million in cash and cash equivalents for the nine months ended September 30, 2013.

Cash provided by operating activities was $1,116 million for the nine months ended September 30, 2014 compared to cash provided by of $898 million for the nine months ended September 30, 2013. Net cash inflows from operating activities for the nine months ended September 30, 2014 were principally due to net income, including adjustments for non-cash items. The decrease in net operating assets and liabilities for the nine months of 2014 is primarily due to lower working capital levels than at December 31, 2013, due to on average lower global commodity prices. Net cash provided by operating activities for the nine months ended September 30, 2013 was principally due to net income adjusted for non-cash charges, including an income tax valuation allowance of $464 million related to our industrial sugar business in Brazil.

Cash used for investing activities was $453 million in the nine months ended September 30, 2014 compared to cash provided by of $142 million in the nine months ended September 30, 2013.  During the first nine months of 2014 payments made for capital expenditures of $515 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in a wheat milling facility in Brazil, edible oil refining and packaging facilities in the U.S. and Mexico, a port facility and oilseed processing facility in Ukraine, a crushing plant in China and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million. For the nine months ended September 30, 2013, the significantly lower utilization for investing activities in the period resulted from $750 million of cash proceeds from the sale of our Brazilian fertilizer distribution business to Yara, which offset capital expenditures during the period as well as our purchases of two biodiesel facilities adjacent to our plants in Europe from our joint venture for $11 million (net of cash acquired).

Cash used in financing activities was $1,031 million in the nine months ended September 30, 2014, compared to cash used of $95 million in the nine months ended September 30, 2013.  In the nine months ended September 30, 2014, financing activities reflected a declining global commodity price environment reducing our financing requirements.  In connection with our common share repurchase program, during the first nine months of 2014 we purchased 3,780,987 of our common shares at a cost of $300 million. In the nine months ended September 30, 2013, we had a minimal net increase in borrowings to meet working capital requirements as operating cash inflows in a declining commodity price environment and the cash collected from the sale of our Brazilian fertilizer distribution business reduced our financing requirements.

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

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at September 30, 2014:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)	$125
Residual value guarantee (2)	121
Total	$246

(1)       We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2014 through 2021.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2014, we had no outstanding obligation recorded related to these guarantees.

(2)       We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At September 30, 2014, our recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent guarantees of the indebtedness outstanding under certain credit facilities and senior notes entered into or issued by its subsidiaries.  At September 30, 2014, debt with a carrying amount of $3,248 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.34 per share on September 2, 2014 to common shareholders of record on August 19, 2014.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2014 to shareholders of record on August 15, 2014.  On August 6, 2014, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.34 per common share.  The dividend will be payable on December 2, 2014 to common shareholders of record on November 18, 2014.  We also announced on August 6, 2014 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2014 to shareholders of record on November 15, 2014.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2014.

Adoption of Accounting Pronouncements — In July 2013, the Financial Accounting Standards Board (FASB) issued guidance in ASC (Topic 740) Income Taxes. Topic 740 provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The adoption of this amendment on January 1, 2014 did not have a significant impact on Bunge’s condensed consolidated financial statements.

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

New Accounting Pronouncements - In August 2014, the FASB amended ASC (Topic 205) Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The adoption of this amendment is not expected to have any impact on Bunge’s condensed consolidated financial statements.

In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within that reporting. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its condensed consolidated financial statements.

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

We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations.  We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume, value-at-risk (VaR) limits, and loss limits.  We measure and review our net commodities position on a daily basis.

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

	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$(312)	$(31)	$154	$(15)
Lowest daily aggregated position value	$(1,608)	$(161)	$(1,849)	$(185)

Ocean Freight Risk

Ocean freight represents a significant portion of our operating costs.  The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions and other factors.  We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities.  Our time charter agreements generally have terms ranging from two months to approximately ten years.  We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs.  The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the Euro and other European currencies, the Argentine peso, the Canadian dollar, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related underlying currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2014 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $101 million for the nine months ended September 30, 2014 and foreign exchange losses of $344 million for the year ended December 31, 2013 related to permanently invested intercompany loans.

Interest Rate Risk

We have outstanding debt, with interest based on both floating and fixed interest rates.  We are exposed to market risk due to changes in interest rates.  We may enter into interest rate swap and/or option agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at September 30, 2014, was $4,194 million with a carrying value of $3,970 million.  There was no significant change in our interest rate risk at September 30, 2014.

ITEM 4.                                               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the third fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $52 million as of September 30, 2014), plus accrued interest in the amount of approximately 867 million Argentine pesos (approximately $103 million as of September 30, 2014). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2012, although no audit notice has yet been issued to our Argentine subsidiary in respect of those years. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value- added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2014, totaled approximately $169 million. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to continue to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Various tax matters in Brazil and Argentina are discussed in Note 14.  We are also a party to a large number of civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $128 million as of September 30, 2014 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include $27 million related to a legacy environmental claim in Brazil, recorded in 2012.

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

BUNGE LIMITED

Date: November 7, 2014	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-1