Form 10-K
period 2014-12-31
Bunge LTD
filed 2015-03-02
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014, as reported by the New York Stock Exchange, was approximately $10,928 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

          As of February 23, 2015, 145,508,764 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the 2015 Annual General Meeting of Shareholders to be held on May 20, 2015 are incorporated by reference into Part III.

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

        In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward looking statements contained in this Annual Report on Form 10-K. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward looking events discussed in this Annual Report on Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

 PART I

Item 1.    Business

        References in this Annual Report on Form 10-K to "Bunge Limited," "Bunge," "the Company," "we," "us" and "our" refer to Bunge Limited and its consolidated subsidiaries, unless the context otherwise indicates.

Business Overview

        We are a leading global agribusiness and food company with integrated operations that stretch from the farm field to consumer foods. We believe we are a leading:

  •
  global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;

  •
  seller of packaged vegetable oils worldwide, based on sales;

  •
  producer and seller of wheat flours and bakery mixes, dry milled corn products and milled rice products in North and South America based on volume; and

  •
  producer of sugar and ethanol in Brazil and global trader and merchandiser of sugar, based on volume.

        Our strategy is to profitably grow our core grain and oilseed value chains, capitalizing on our key origination, logistics, processing and risk management competencies while pursuing operational excellence. We also are focused on growing our downstream value added food and ingredient businesses so that in time they represent about 35% of our total EBIT contribution.

        We conduct our operations in five segments: agribusiness, edible oil products, milling products, sugar and bioenergy and fertilizer. We refer to the edible oil and milling products segments collectively as our food and ingredients operations.

        Our agribusiness segment is an integrated, global business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.

        Our food and ingredients operations consist of two reportable business segments: edible oil products and milling products. These segments include businesses that produce and sell edible oil based products, including oils, shortenings, margarines and mayonnaise and milled grain products such as wheat flours, corn-based products and rice. The operations and assets of our edible oil products segment are located in North and South America, Europe and Asia-Pacific and the operations and assets of our milling products segment are located in North and South America.

        Our sugar and bioenergy segment produces and sells sugar and ethanol derived from sugarcane, as well as energy derived from their production process, through our operations in Brazil. Our operations in this segment also include global merchandising of sugar and ethanol, and we have a minority investment in a corn-based ethanol producer in the United States, a 50% interest in a corn wet milling joint venture in Argentina and a 49.9% interest in a venture for production of renewable oils in Brazil.

        Our fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with assets and operations primarily in Argentina and port facilities in Brazil and Argentina.

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

        2014 Summary Operating Highlights—In our agribusiness segment in 2014 we continued to expand our network of integrated assets, including the completion of new port terminals in Barcarena, northern Brazil and Bunbury, Western Australia. We also expanded and upgraded our existing port terminal in Nikolayev, Ukraine. We completed the expansion of our oilseed processing and refining facility in Altona, Canada and started construction of a multi-oilseed processing facility adjacent to our port terminal in Ukraine. In our food and ingredients operations, we completed the first full year of operations of an acquired wheat milling business in Mexico and commenced the construction of a new wheat mill in Rio de Janeiro state, Brazil. In our sugar and bioenergy segment, we completed the construction of a plant for the production of renewable oils in Brazil with our joint venture partner, Solazyme, Inc. and our corn wet milling facility, a joint venture in Argentina, became fully operational. In our Fertilizer segment, we acquired a 75% controlling interest in a single super phosphate production plant and a strategically located river port facility in Argentina.

Agribusiness

        Overview—Our agribusiness segment is an integrated global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries through a global network of facilities. Our footprint is well balanced, with approximately 36% of our processing capacity located in South America, 29% in North America, 20% in Europe and 15% in Asia-Pacific. We also participate in the biodiesel industry, generally as a minority investor in biodiesel producers, primarily in Europe and Argentina. In connection with these biodiesel investments, we typically seek to negotiate arrangements to supply the vegetable oils used as raw materials in the biodiesel production process.

        Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains and oilseed meal are animal feed manufacturers, livestock producers, wheat and corn millers and other oilseed processors. As a result, our agribusiness operations generally benefit from global demand for protein, primarily for poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own food and ingredients businesses and third-party edible oil processing companies, which use these oils as raw materials in the production of edible oil products for the food service, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.

        Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate various port and storage facilities globally, including in Brazil, Argentina, the United States, Canada, Russia, Ukraine, Poland, Vietnam and Australia.

        Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services for customers and other third parties. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for customers and other third parties. Our financial risk management services include structuring and marketing over-the-counter ("OTC") risk management products to enable agricultural producers and end users of commodities to manage their commodity price risk exposures. Through our financial services group we also engage in proprietary trading of foreign exchange and other financial instruments. Additionally, in Brazil, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.

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

        Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group, Glencore International PLC, large regional companies such as Wilmar International Limited, Noble Agri Limited and Olam International in Asia-Pacific, and other companies in various countries.

Food and Ingredients

        Overview—Our food and ingredients operations include two reportable business segments: edible oil products and milling products. We primarily sell our products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our food and ingredients businesses are various crude and further processed vegetable oils in our edible oil products segment, and wheat, corn and rice in our milling products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our food and ingredients and agribusiness operations through our raw material procurement activities and co-location of industrial facilities, enabling us to benefit from being an integrated, global enterprise.

  Edible Oil Products

        Products—Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our agribusiness segment oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia-Pacific. We market our edible oil products under various brand names, depending on the region, and in several regions we also sell packaged edible oil products to grocery store chains for sale under their own private labels.

        In Brazil, our retail brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a top player in the Brazilian margarine market with our brands Delicia, Soya and Primor, as well as in mayonnaise with our Soya and Salada brands. Our Bunge Pro product line is the leading food service shortening brand in Brazil. We also produce processed tomato and other staple food products, including sauces, pastes, condiments and seasonings in Brazil under established brand names, including Etti.

        In the United States and Canada, our leading products include Nutra-Clear NT Ultra, a high oleic canola oil that is trans-fat free and low in saturated fats that is marketed as a frying solution for large food service and food processor customers. We have also introduced Pro-Formance NT, a high oleic soybean oil, thereby expanding our offerings of highly stable, trans-fat free edible oil solutions. Most recently, we have developed proprietary fiber addition processes that allow Bunge to offer bakery and food processor customers a reduction in saturated fats in both shortenings and margarines of up to 40%. We also produce margarines and buttery spreads, including our leading brand Country Premium, for food service, food processor and retail private label customers.

        In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier, Salat and Rozumnitsa and a leader in margarines, including brand names Smakowita, Maslo Rosline, Masmix, Optima, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Finuu.

        In India, our brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati; and Masterline in professional bakery fats. In China, our edible oil brand is Dou Wei Jia.

        Customers—Our customers include many of the world's leading food processors and manufacturers who are leading brand owners. These include baked goods companies, snack food producers, restaurant chains, food service distributors and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers.

        Competition—Competition is based on a number of factors, including price, raw material procurement, brand recognition, product quality, innovation and technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In the United States and Canada, our principal competitors in the edible oil products business include ADM, Cargill, Stratas Foods LLC, Unilever NV/PLC ("Unilever") and Ventura Foods LLC. In addition, in Brazil our principal competitors also include BRF. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products—Our milling products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from the corn dry milling process and milled rice products in the United States and Brazil. Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, and Pre-Mescla bakery premixes. Our corn milling products consist primarily of dry-milled corn meals, flours and flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. We mill and sell bulk and packaged rice in the United States and also sell branded rice in Brazil under the Primor brand. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera.

        Customers—The primary customers for our wheat milling products are food processing, bakery and food service companies. The primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government for humanitarian relief programs. Our rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

        Competition—In Brazil, our major competitors are Predileto Alimentos, M. Dias Branco, Moinho Pacifico and Moinho Anaconda, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include ADM and Farmers' Rice Cooperative. Our major competitors in Mexico include Grupo Elizondo, Molinera de México and Grupo Trimex.

Sugar and Bioenergy

        Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We own and operate eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2014, our mills had a total crushing capacity of approximately 21 million metric tons of sugarcane per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements and, for most mills, sell surplus electricity to the local grid or other large third-party users of electricity. Our trading and merchandising operations engage in marketing and selling sugar through regional marketing offices in various locations and management of sugar price risk for our business. We also participate in the corn-based ethanol industry, where we have a minority investment in a U.S. ethanol production facility and a 50% interest in a joint venture in Argentina. We have a 49.9% interest in a joint venture with Solazyme, Inc. for the production of renewable oils, which uses sugar supplied by one of our mills as a raw material.

        In recent years our sugar milling business in Brazil has faced a number of significant challenges, including adverse weather conditions which negatively affected the supply and quality of the sugarcane supplied to our mills, as well as structural challenges stemming primarily from low global sugar prices, domestic cost inflation and the Brazilian government's fuel policy, which has capped ethanol prices. The combination of these and other factors resulted in our decision to reduce the capital allocated to this business beginning in 2014, with future investment dedicated to agricultural and industrial maintenance and efficiency projects. Additionally, we initiated a strategic review process in the second half of 2013 to explore all alternatives to reduce our exposure to the Brazilian sugarcane milling business; the process is ongoing.

        Raw Materials—Sugarcane is our principal raw material in this segment, and we both produce it and procure it through third-party supply contracts. The annual harvesting cycle in Brazil typically begins in late March/early April and ends in late November/early December. Once planted, sugarcane is harvested for five to six years, but the yield decreases with each harvest over the life cycle of the cane. As a result, after this period, old sugarcane plants are typically removed and the area is replanted. The quality and yield of the harvested cane are also affected by factors such as soil quality, topography, weather and agricultural practices. We have made significant investments in sugarcane planting over the past several years to provide a greater supply of raw material for our mills.

        Our mills are supplied with sugarcane grown on approximately 338,000 hectares of land. This land represents approximately 19,000 hectares of land that we own, 230,000 hectares of land that we manage under agricultural partnership arrangements and 89,000 hectares of land farmed by third-party farmers. In 2014, approximately 67% of our total milled sugarcane came from our owned or managed plantations and 33% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the São Paulo state sugarcane and sugar and ethanol council.

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

        Sugar—Our current maximum sugar production capacity is 5,900 metric tons per day which, in a season of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 million metric tons of sugar. We produce two types of sugar: very high polarity ("VHP") raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.

        Ethanol—Our current maximum ethanol production capacity is 6,200 cubic meters per day which, in a season of 5,000 hours of milling, results in an annual maximum production capacity of over 1.3 million cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.

        Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2014, our total installed cogeneration capacity was approximately 314 megawatts, with 112 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 545,000 megawatt hours of electricity available for resale.

        Customers—The sugar we produce at our mills is sold in both the Brazilian domestic and export markets. Our domestic customers are primarily in the confectionary and food processing industries. The ethanol we produce is primarily sold to customers for use in the Brazilian domestic market to meet the growing demand for fuel. We also export ethanol in the international market. Our sugar trading and merchandising operations purchase and sell sugar and ethanol from our own operations as well as third parties to meet international demand.

        Competition—We face competition from both Brazilian and international participants in the sugar industry. Our major competitors in Brazil include Cosan Limited, São Martinho S.A., LDC-SEV Bioenergia and ED&F Man. Our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and Noble Agri Limited.

Fertilizer

        Overview—Through our operations in Argentina, we produce, blend and distribute a range of NPK fertilizers, including phosphate-based liquid and solid nitrogen fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for crop production primarily soybeans, corn and wheat. Our operations in Argentina are closely linked to our grain origination activities as it is customary to barter fertilizer for grains. In Brazil we supply fertilizer to farmers as part of our grain origination activities, and operate a fertilizer terminal in the Port of Santos.

        Products and Services—We offer a complete fertilizer portfolio, including single super phosphate ("SSP"), ammonia, urea and ammonium thiosulfate that we produce, as well as monoammonium phosphate ("MAP"), diammonium phosphate, triple super phosphate, urea, UAN, ammonium sulfate and potassium chloride that we purchase from third parties and resell. We market our products under the Bunge brand, as well as the Solmix brand for liquid fertilizers.

        Raw Materials—Our principal raw materials in this segment are concentrated phosphate rock, sulfuric acid, natural gas, ammonium nitrate and sulphur. The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.

        Competition—Competition is based on delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including, in some cases, customer financing terms. Our main competitors in our fertilizer operations are ASP (Agrium), YPF, Profertil, Nidera, Yara International ("Yara") and Louis Dreyfus Commodities.

Risk Management

        Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. As such, we are active in derivative markets for agricultural commodities, energy, ocean freight, foreign currency and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. For commodity, foreign exchange, interest rate, energy and transportation risk, our risk management decisions are made in accordance with applicable regulations and company policies. Commodity exposure limits are designed to consider notional exposure to price and relative price (or "basis") volatility, as well as value-at-risk limits. Credit and counterparty risk is managed locally within our business units and monitored regionally and globally. We have a corporate risk management group, which oversees management of various risk exposures globally, as well as local risk managers and committees in our operating companies. The Finance and Risk Policy Committee of our Board of Directors oversees and periodically reviews our overall risk management policies and risk limits. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 27 of the notes to our consolidated financial statements.

Research and Development, Innovation, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our food and ingredients business area, we have research and development centers located in the United States, Brazil, Poland and Hungary to develop and enhance technology and processes associated with product development. Additionally, the evolution of biotechnology has created opportunities to develop and commercialize processes related to the transformation of oilseeds, grains and other commodities. To better take advantage of related opportunities, our global innovation activities involve scouting, developing, buying, selling and/or licensing next generation technologies in food, feed and fuel.

        Our total research and development expenses were $20 million for the year 2014 and $19 million for the years 2013 and 2012, respectively. As of December 31, 2014, our research and development organization consisted of 168 employees worldwide.

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

        In our food and ingredients segments, demand for certain of our food items may be influenced by holidays and other annual events.

        We experience seasonality in our sugar and bioenergy segment as a result of the Brazilian sugarcane growing cycle. In the Center-South of Brazil, the sugarcane harvesting period typically begins in late March/early April and ends in late November/early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests. These factors result in earnings being weighted towards the second half of the year. This segment is also impacted by the yield development of the sugarcane crops over the course of the crop year with sugar content reaching its highest level in the middle of the crop. As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.

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

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage, transport and sale of our products; risk management activities; land-use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals; and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other laws and government policies affecting the food and agriculture industries, including food and feed safety, nutritional and labeling requirements and food security policies. From time to time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.

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

        The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") of 2010, the European Market Infrastructure Regulation (EMIR) of 2013, as well as anticipated revisions to Europe's Markets in Financial Instruments Directive (MiFID 2) and Market Abuse Regulation (MAR) have generated, and will continue to generate, numerous new rules and regulations that will have a significant impact on the derivatives market. While it remains difficult to predict the collective impact these regulations may have on us, they could impose significant additional costs on us relating to derivatives transactions, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain derivatives transactions.

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

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2014.

Employees

        As of December 31, 2014, we had approximately 35,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

Available Information

        Our website address is www.bunge.com. Through the "Investors: SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. These reports are made available free of charge. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.

        Through the "Investors: Corporate Governance" section of our website, it is possible to access copies of the charters for our Audit Committee, Compensation Committee, Finance and Risk Policy Committee, Corporate Governance and Nominations Committee and Sustainability and Corporate Responsibility Committee. Our corporate governance guidelines and our code of conduct are also available in this section of our website. Each of these documents is made available, free of charge, through our website.

        The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Soren Schroder	Chief Executive Officer
Todd Bastean	Chief Executive Officer, Bunge North America
Andrew Burke	Chief Financial Officer
Michael Goettl	Chief Executive Officer, Bunge Asia-Pacific
Gordon Hardie	Managing Director, Food & Ingredients
Enrique Humanes	Chief Executive Officer, Bunge Southern Cone
Tommy Jensen	Chief Executive Officer, Bunge Europe, Middle East & Africa
David G. Kabbes	General Counsel and Managing Director, Corporate Affairs
Pierre Mauger	Chief Development Officer
Raul Padilla	Chief Executive Officer, Bunge Brazil and Managing Director, Sugar & Bioenergy, Bunge Limited
Vicente Teixeira	Chief Personnel Officer
Brian Thomsen	Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines

        Soren Schroder, 53—Mr. Schroder has been our Chief Executive Officer since June 1, 2013. Prior to his current position, he was the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President of Agribusiness for Bunge Europe since June 2006 and in a variety of agribusiness leadership roles at the company in the United States and Europe since joining Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. Mr. Schroder is a member of Rabobank International's North American Agribusiness Advisory Board. He holds a bachelor's degree in Economics from Connecticut College.

        Todd Bastean, 48—Mr. Bastean became Chief Executive Officer, Bunge North America, in June 2013. He started his career at Bunge in 1994 and became Chief Financial Officer of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's milling and biofuels business units, and as Vice President and Chief Administrative Officer of its grain and milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.

        Andrew Burke, 59—Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke served as our Global Operational Excellence Officer, from July 2010 to October 2013. Prior to July 2010, Mr. Burke served as Co-Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director of New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. chemical group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Michael Goettl, 51—Mr. Goettl has been Chief Executive Officer, Bunge Asia-Pacific, since January 2014. Mr. Goettl joined Bunge as Business Development Director, Asia-Pacific in 2005 and served in various capacities including Co-Managing Director, China, Agribusiness Director, Asia-Pacific and most recently as Chief Operating Officer, Asia-Pacific. Before joining Bunge, he served as President of China Food & Agricultural Services and Vice President of Asia/Latin American Marketing at Louis Dreyfus. He holds an M.S. in Agricultural Economics from the University of Minnesota and a B.A. in International Studies from the University of St. Thomas-Minnesota.

        Gordon Hardie, 51—Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia-Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia-Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Enrique Humanes, 55—Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Tommy Jensen, 53—Mr. Jensen has served as Chief Executive Officer of Bunge Europe, Middle East and Africa ("Bunge EMEA") since May 2012 and previously served as Bunge EMEA's Chief Operating Officer, Vice President, Northern and Central Europe and Managing Director, Poland. Prior to joining Bunge in 2003, he held leadership positions at Animex S.A. in Poland, a subsidiary of Smithfield Foods, Continental Grain in Poland and Germany, and Jyske Bank A/S in Denmark. He has a Bachelor's degree in Finance from Aarhus School of Business at Aarhus University, Denmark, and has completed the Advanced Management Program at Harvard Business School.

        David G. Kabbes, 52—Mr. Kabbes became General Counsel and Managing Director, Corporate Affairs in February 2015 after serving as Senior Vice President, Corporate and Legal Affairs for Bunge North America since 2000, where he oversaw the legal, government and industry affairs, communications, foreign trade support and environmental functions. Prior to joining Bunge in 2000, he was Executive Vice President, Secretary and General Counsel at Purina Mills, a corporate attorney at Koch Industries, Inc., a partner at Schiff Hardin & Waite and an associate at Thompson Coburn. He received a bachelor's degree in business from Quincy University and a law degree from the University of Illinois.

        Pierre Mauger, 42—Mr. Mauger has served as Chief Development Officer since September 2013. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

        Raul Padilla, 59—Mr. Padilla became Chief Executive Officer of Bunge Brazil in May 2014. He has also served as Managing Director, Sugar and Bioenergy, since September 2014. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines

since July 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Vicente Teixeira, 62—Mr. Teixeira has been our Chief Personnel Officer since February 2008. Prior to joining Bunge, Mr. Teixeira served as Director of Human Resources for Latin America at Dow Chemical and Dow Agrosciences in Brazil since 2001. He joined Dow from Union Carbide, where he served as Director of Human Resources and Administration for Latin America and South Africa, starting in 1995. Previously, he had worked at Citibank in Brazil for 21 years, where he ultimately served as Human Resources Vice President for Brazil. Mr. Teixeira has an undergraduate degree in Business Communication and Publicity from Faculdade Integrada Alcantara Machado (FMU/FIAM), a Master of Business Administration from Faculdade Tancredo Neves and an Executive M.B.A. from PDG/EXEC in Brazil.

        Brian Thomsen, 48—Mr. Thomsen became Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines in May 2014. Previously, he served as Managing Director, Global Grains and Oilseeds Product Lines. He joined the company in 2004 as Director, Grains Product Line. Prior to Bunge, Mr. Thomsen was Managing Director, Dry Commodity Trading at Nidera, and previously served in global trading and management roles at Cargill. He started his career in 1988 at Aarhus Oil, a Danish crush and refining company, and is a graduate of the International Academy of Business in Aarhus, Denmark.

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

        Our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by third-party growers. Both sugarcane crop yields and sucrose content depend significantly on weather conditions, such as rainfall and prevailing temperatures, which can vary substantially. For example, droughts and other adverse weather conditions in the Center-South of Brazil have resulted in reduced crop yields across the region in recent years. This has reduced the supply of sugarcane available to us for processing. In addition, the sucrose content in the sugarcane ultimately harvested has also been lower, further contributing to decreased productivity and greater production costs. As such, unfavorable weather conditions have had and could in the future have a material adverse effect on our sugar operations.

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

        Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location and costs of global agricultural commodity production and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

We may be adversely affected by a shortage of sugarcane or by high sugarcane costs.

        Sugarcane is our principal raw material used in the production of ethanol and sugar. Our ability to secure an adequate supply of sugarcane depends on our ability to negotiate and maintain satisfactory land rights and supply contracts with third parties. Currently, approximately 94% of the land we use for sugarcane supply is not owned by us, with such land typically managed through agricultural partnership agreements having an average remaining term of six years. We cannot guarantee that these agreements will be renewed after their respective terms or that any such renewals will be on terms and conditions satisfactory to us. A significant shortage of sugarcane supply or increase in the cost of available sugarcane, including as a result of the termination of our partnership or supply contracts or the inability to enter into alternative arrangements on economic terms, would likely have an adverse effect on our business and financial performance, and such effect could be material.

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

        Over the last several years, a financial and economic crisis in Europe, triggered by a combination of factors, including high budget deficits and concerns over the sovereign creditworthiness of several European countries, has caused significant turmoil in financial and commodity markets. Despite financial assistance packages and other mitigating actions taken by European and other policymakers, uncertainty over the future of the euro, and worries about sovereign creditworthiness persist. Risks and ongoing concerns about the crisis in Europe have had or could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European corporations and financial institutions. They may also adversely affect consumer confidence levels and spending, which may lead to reduced demand for the products that we sell. There can be no assurance that these conditions and related market turmoil will not deteriorate. To the extent uncertainty regarding the European financial crisis and its effect on the global economic recovery continues to negatively impact consumer and business confidence, our business and results of operations could be significantly and adversely affected.

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

        We are a global business with substantial assets and operations outside the United States. In addition, part of our strategy involves expanding our business in several emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies.

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

  •
  inflation and adverse economic conditions resulting from governmental attempts to control inflation, such as imposition of wage and price controls and higher interest rates;

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

  •
  the requirement to comply with a wide variety of foreign and United States laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;

  •
  challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. Generally Accepted Accounting Principles ("U.S. GAAP") expertise in international locations and multiple financial information systems; and

  •
  labor disruptions, civil unrest, significant political instability, wars or other armed conflict or acts of terrorism.

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

        Additionally, we have several joint ventures and investments where we may have limited control over governance and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

We are subject to food and feed industry risks.

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product recalls, government regulation, including regulations regarding food and feed safety, nutritional standards and genetically modified organisms, shifting customer and consumer preferences and concerns, and potential product liability claims. These matters could adversely affect our business and operating results.

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

        Our operations are regulated by environmental, health and safety laws and regulations in the countries where we operate, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. These laws and regulations require us to implement procedures for the handling of hazardous materials and for operating in potentially hazardous conditions and they impose liability on us for the cleanup of environmental contamination. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. We may incur material costs or liabilities to comply with environmental, health and safety requirements. In addition, our industrial activities can result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities.

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight of our industries, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, financial condition and results of operations. For example, certain aspects of Bunge's business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting of our products, which could adversely affect our business, cash flows and results of operations.

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

        In Brazil, where there are limited third-party financing sources available to farmers for their annual production of crops, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2014 and 2013, respectively, we had approximately $806 million and $955 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

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

        As of December 31, 2014, we had $4,477 million unused and available borrowing capacity under various committed long-term credit facilities and $3,857 million in total debt. Our debt could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past several years include the outsourcing of certain administrative activities in several regions the rationalization of manufacturing operations globally, including the closing of facilities and the implementation of a food and ingredients operational improvement plan. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

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

Our information technology systems and processes may suffer a significant breach or disruption that may adversely affect our ability to conduct our business.

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

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions, including the United States. Several of our directors and some of our officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult for you to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

While we do not believe that we are or will become a passive foreign investment company (a "PFIC"), if we are or become a PFIC, there could be adverse U.S. tax consequences to U.S. investors.

        We will be classified as a PFIC for U.S. federal income tax purposes if 50% or more of our assets are passive assets, or 75% or more of our annual gross income is derived from passive assets. We do not believe that we are currently a PFIC and do not expect to become a PFIC in future taxable years. However, there can be no assurance that we will not be considered a PFIC in any taxable year as PFIC status is determined annually and will depend on our income, assets and activities. If we are treated as a PFIC for any taxable year, (i) a U.S. investor would be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of gain derived from a disposition of our common shares, as well as certain distributions by us, and (ii) the preferential U.S. federal income tax rates generally applicable to dividends on our common shares held by certain U.S. investors would not apply. U.S. investors should consult their own tax advisors regarding the application of the PFIC rules, including the availability of any elections that may mitigate adverse U.S. tax consequences in the event that we are or become a PFIC.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2014.

Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	147,115	18,634,343
Food and Ingredients	71,318	1,746,640
Sugar and Bioenergy	113,024	788,848
Fertilizer	6,428	994,343

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	77,755	7,419,199
South America	186,224	11,425,780
Europe	43,722	2,505,364
Asia-Pacific	30,184	813,831

        Our corporate headquarters in White Plains, New York, occupies approximately 66,300 square feet of space under a lease that expires in March 2020. We also lease other office space for our operations worldwide.

        We have 66 merchandising and distribution offices throughout the world.

        We believe that our facilities are adequate to address our operational requirements.

  Agribusiness

        In our agribusiness segment, we have 194 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 50 oilseed processing plants globally.

  Food and Ingredients

        In our food and ingredients businesses, we have 94 refining, packaging and milling facilities throughout the world. In addition, to facilitate distribution in Brazil, we operate 22 distribution centers.

  Sugar and Bioenergy

        In our sugar and bioenergy segment, we have eight sugarcane mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Item 1. Business—Sugar and Bioenergy."

  Fertilizer

        In our fertilizer segment, we operate five fertilizer processing and blending plants in Argentina and fertilizer ports in Brazil and Argentina.

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

        We are subject to income and other taxes in both the United States and foreign jurisdictions and we are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or other proceedings could be materially different than that which is reflected in our tax provisions and accruals, which could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. For example, our Brazilian subsidiaries are regularly audited and subject to numerous pending tax claims by Brazilian federal, state and local tax authorities. We have reserved an aggregate $218 million as of December 31, 2014 in respect of these claims and other tax contingencies in Brazil. The Brazilian tax claims relate to income tax claims, value-added tax claims and sales tax claims. The determination of the manner in which various Brazilian federal, state and municipal taxes apply to our operations is subject to varying interpretations arising from the complex nature of Brazilian tax laws and changes in those laws. In addition, we have numerous claims pending against Brazilian federal, state and local tax authorities to recover taxes previously paid by us. For more information, see Notes 14 and 22 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In

December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $51 million as of December 31, 2014), plus accrued interest in the amount of approximately 907 million Argentine pesos (approximately $106 million as of December 31, 2014). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2013, although no audit notice has yet been issued to our Argentine subsidiary in respect of those years. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of our rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of December 31, 2014, totaled approximately $176 million. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to continue to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        We are a party to a large number of labor claims relating to our Brazilian operations. We have reserved an aggregate of $80 million as of December 31, 2014 in respect of these claims. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        We are also a party to a large number of civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $77 million as of December 31, 2014 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include $27 million related to a legacy environmental claim in Brazil, recorded in 2012.

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

(US$)	High	Low
2015
First quarter (to February 20, 2015)	$92.31	$80.44
2014
Fourth quarter	$92.91	$80.97
Third quarter	86.36	73.54
Second quarter	81.38	74.68
First quarter	81.92	73.51
2013
Fourth quarter	$83.11	$76.11
Third quarter	79.15	71.35
Second quarter	73.51	66.40
First quarter	79.92	72.12

(b)   Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2014, we had 145,703,198 common shares outstanding which were largely held by approximately 100 registered holders.

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

        We paid quarterly dividends on our common shares of $0.30 per share in the first two quarters of 2014 and $0.34 per share in the last two quarters of 2014. We paid quarterly dividends on our common shares of $0.27 per share in the first two quarters of 2013 and $0.30 per share in the last two quarters of 2013. We have declared a regular quarterly cash dividend of $0.34 per share payable on March 2, 2015 to shareholders of record on February 17, 2015.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2014, with respect to our equity compensation plans.

	(a)		(b)		(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by shareholders(1)	5,703,923	(2)	$73.70	(3)	3,685,409	(4)
Equity compensation plans not approved by shareholders(5)	13,820	(6)	—	(7)	—	(8)

Total	5,717,743		$73.70		$3,685,409

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,441,492 common shares, performance-based restricted stock unit awards outstanding as to 1,142,086 common shares and 3,864 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 92,000 common shares under our Non-Employee Directors' Equity Incentive Plan, 24,151 unvested restricted stock units and 330 vested deferred restricted stock units (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) outstanding under our 2007 Non-Employee Directors' Equity Incentive Plan. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 13,820 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

(e)   Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2009 through the quarter ended December 31, 2014. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

(f)    Purchases of Equity Securities by Registrant and Affiliated Purchasers

        Bunge has established a program for the repurchase of up to $975 million of Bunge's issued and outstanding common shares. The program runs indefinitely. Bunge repurchased 3,780,987 common shares for $300 million in 2014. As of December 31, 2014, we had repurchased 12,428,846 of our common shares for a total amount of approximately $774 million, leaving approximately $201 million available for future share repurchases under the program. No shares were repurchased during 2013 or 2012.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements and related notes. Activities of the fertilizer segment reported in continuing operations include our port operations in Brazil, our fertilizer production operations in Argentina and our 50% equity interest in the Morocco joint venture through the date of its sale.

	Year Ended December 31,
(US$ in millions)	2014	2013	2012	2011	2010
Consolidated Statements of Income Data:
Net sales	$57,161	$61,347	$60,991	$56,097	$43,953
Cost of goods sold	(54,540)	(58,587)	(58,418)	(53,470)	(41,640)

Gross profit	2,621	2,760	2,573	2,627	2,313
Selling, general and administrative expenses	(1,691)	(1,559)	(1,563)	(1,436)	(1,455)
Gain on sale of fertilizer nutrients assets	—	—	—	—	2,440
Interest income	87	76	53	96	67
Interest expense	(347)	(363)	(294)	(295)	(294)
Loss on extinguishment of debt	—	—	—	—	(90)
Foreign exchange gain (loss)	47	53	88	(16)	44
Other (expense) income—net	17	44	(92)	7	27
Goodwill impairment	—	—	(514)	—	(3)
Gain on sale of investments in affiliates	—	3	85	37	—
Gain on acquisition of controlling interest	—	—	36	—	—

Income from continuing operations before income tax	734	1,014	372	1,020	3,049
Income tax (expense) benefit	(249)	(904)	6	(55)	(699)

Income from continuing operations	485	110	378	965	2,350
Income (loss) from discontinued operations, net of tax	32	97	(342)	(25)	38

Net income	517	207	36	940	2,388
Net loss (income) attributable to noncontrolling interests	(2)	99	28	2	(34)

Net income attributable to Bunge	515	306	64	942	2,354
Convertible preference share dividends and other obligations	(48)	(76)	(36)	(34)	(67)

Net income available to Bunge common shareholders	$467	$230	$28	$908	$2,287

	Year ended December 31,
(US$, except outstanding share data)	2014	2013	2012	2011	2010
Per Share Data:
Earnings per common share—basic(1)
Net income (loss) from continuing operations	$2.98	$0.91	$2.53	$6.37	$15.93
Net income (loss) from discontinued operations	0.22	0.66	(2.34)	(0.17)	0.27

Net income (loss) to Bunge common shareholders	$3.20	$1.57	$0.19	$6.20	$16.20

Earnings per common share—diluted(2)
Net income (loss) from continuing operations	$2.96	$0.90	$2.51	$6.23	$14.82
Net income (loss) from discontinued operations	0.21	0.65	(2.32)	(0.16)	0.24

Net income (loss) to Bunge common shareholders	$3.17	$1.55	$0.19	$6.07	$15.06

Cash dividends declared per common share	$1.32	$1.17	$1.06	$0.98	$0.90

Weighted-average common shares outstanding—basic	146,209,508	147,204,082	146,000,541	146,583,128	141,191,136
Weighted-average common shares outstanding—diluted(2)	147,230,778	148,257,309	147,135,486	155,209,045	156,274,814

	Year Ended December 31,
(US$ in millions)	2014	2013	2012	2011	2010
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$1,399	$2,225	$(457)	$2,614	$(2,435)
Cash provided by (used for) investing activities	(685)	(429)	(967)	(1,220)	2,509
Cash provided by (used for) financing activities	(1,058)	(1,565)	1,206	(1,060)	(30)

	December 31,
(US$ in millions)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$362	$742	$569	$835	$578
Inventories(3)	5,554	5,796	6,590	5,733	6,635
Working capital	4,377	5,237	5,703	6,181	5,811
Total assets(4)	21,432	26,781	27,280	25,221	26,001
Short-term debt, including current portion of long-term debt	1,002	1,465	2,317	733	2,330
Long-term debt	2,855	3,179	3,532	3,348	2,551
Convertible perpetual preference shares(2)	690	690	690	690	690
Common shares and additional paid-in-capital	5,054	4,968	4,910	4,830	4,794
Total equity	$8,690	$10,088	$11,255	$12,075	$12,554

	Year Ended December 31,
(in millions of metric tons)	2014	2013	2012	2011	2010
Other Data:
Volumes:
Agribusiness	138.7	137.4	132.8	117.2	108.7
Edible oil products	6.9	7.0	6.7	6.0	6.0
Milling products	4.5	4.0	4.3	4.6	4.6
Total food and ingredients	11.4	11.0	11.0	10.6	10.6
Sugar and bioenergy	9.7	10.3	8.6	8.2	8.2
Fertilizer	1.1	1.0	1.0	1.1	3.2

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge's 862,455 outstanding 5.125% cumulative mandatory convertible preference shares were mandatorily converted into Bunge common shares on December 1, 2010. The annual dividend on each mandatory convertible preference share was $51.25, payable quarterly. Each mandatory convertible preference share automatically converted on December 1, 2010 at a conversion rate of 9.7596 per share for a total of 8,417,215 of Bunge common shares. Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1220 Bunge Limited common shares (7,741,800 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $4,409 million, $4,600 million, $5,306 million, $4,075 million, $4,851 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(4)
Bunge revised its balance sheet presentation related to a certain trade structured finance program. Amounts for 2010 have not been adjusted for the change in presentation and are reported on a net basis in its consolidated balance sheet, rather than on a gross basis.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company operating in the farm-to-consumer food chain. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business make volumes an important operating measure. Accordingly, information is included in "Segment Results" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The unit of measure for all reported volumes is metric tons, a common unit of measure within our industry. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.

  Agribusiness

        In the agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant disease, governmental policies and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned—representing the margin resulting from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which components are separate commodity products themselves; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing sub-segment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

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

  Food and Ingredients

        In the food and ingredients business, which consists of our edible oil products and milling products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the edible oil products segment and the milling products segment are largely sourced at market prices from our agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials which are their primary inputs.

  Sugar and Bioenergy

        Our sugar and bioenergy segment is an integrated business which includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, global sugar trading and merchandising activities and investment interests in certain corn-based ethanol producers.

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

  Fertilizer

        In the fertilizer segment, demand for our products is affected by the profitability of the agricultural sectors we serve, the availability of credit to farmers, agricultural commodity prices, the types of crops planted, the number of acres planted, the quality of the land under cultivation and weather-related issues affecting the success of the harvests. Our profitability is impacted by international selling prices for fertilizers and fertilizer raw materials, such as phosphate, sulfur, ammonia and urea, ocean freight rates and other import costs, as well as import volumes at the port facilities we manage. As our operations are in South America, primarily Argentina, our results in this segment are typically seasonal, with fertilizer sales normally concentrated in the third and fourth quarters of the year due to the timing of the South American agricultural cycle. Reported volumes in this segment reflect third-party sales of our finished products.

        In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is their local currency, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2014, 2013, and 2012 were foreign exchange net translation gains (losses) of $(1,411) million, $(1,221) million and $(805) million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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

  Income Taxes

        As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 39%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events.

  Results of Operations

  2014 Overview

        Total segment EBIT of $956 million in 2014 decreased from $1,329 million in 2013. EBIT for 2014 was reduced by $149 million resulting from impairment and restructuring charges, primarily in our sugar and bioenergy segment. Results for 2014 were also impacted by an expense of $112 million resulting from a final court ruling in Brazil that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours are unconstitutional. EBIT for 2013 included a gain of $63 million resulting from the sale of certain rights to legal claims in Brazil, and gains of $10 million from the sales of investments in bioenergy companies in North America, offset partially by $28 million of impairment and restructuring charges in our sugar and bioenergy segment and $7 million of provisions for certain recoverable taxes in Brazil.

        Agribusiness segment EBIT of $890 million for 2014 was $142 million lower compared to $1,032 million in 2013. Primary drivers of the decrease were significantly lower results in our soybean processing business in Asia-Pacific, including $30 million of mark-to-market losses on soybeans shipped to China at year end, lower risk management contributions in grains and lower grain trading and distribution results in both Europe and Asia-Pacific. Largely offsetting these reductions were record agribusiness results in Brazil where strong export demand and margins in grains combined with well executed logistics benefitted our grain origination business and high capacity utilization in oilseed processing produced solid processing margins and volumes. In addition our North American agribusiness operations benefitted from very strong fourth quarter performance in oilseed processing in both the United States and Canada, with record capacity utilization realized in some facilities. Grain origination activities in North America also experienced strong results, including from our operations in the Pacific Northwest. In Europe, oilseed processing results were strong, led by our operations in Spain as was our grains and oilseeds trading and distribution operations in the Middle East which benefitted from strong demand.

        Edible oil products segment EBIT decreased by $105 million to $58 million in 2014 from $163 million in 2013, primarily driven by an expense of $98 million related to certain ICMS tax credits in Brazil. EBIT for 2013 included a gain of $9 million related to the sale of our rights to certain legal claims. Overall, our operational improvement and price management initiatives benefitted 2014 results. In Brazil, results were more than 20% above last year with strong margins in packaged oils resulting from efficient management of raw material purchases and from our performance initiatives included price management strategies. In Central Europe, results improved significantly due to a higher value product mix, and operational process improvement initiatives. These gains were offset by the impact on domestic margins of significant currency depreciation in Ukraine and Russia. Our Asia-Pacific operations benefitted from higher volumes and margins in our branded and bakery fats businesses in India and from operational and commercial improvement initiatives. Volume growth in our Argentine bottled oil and margarine businesses was driven by increased sales of refined high oleic products and neutralized oils. Also export sales to Bolivia, Paraguay and Uruguay were higher. Partially offsetting these increases in results was lower EBIT in North America, where lower margins in U.S. refining and Canadian packaged oil operations and start-up costs of our new packaging plant in Mexico more than offset savings generated from our cost improvements initiatives. These declines were partially offset by improved margins in Canada refining and U.S. packaged oils.

        Milling products segment EBIT increased to $131 million in 2014 from $125 million in 2013, primarily driven by our December 2013 acquisition of a wheat milling business in Mexico, which contributed a full year of profits and additional benefits from the integration of these mills with our existing Mexican wheat milling operations. Wheat milling in Brazil also increased results compared to 2013 with lower volumes more than offset by higher margins, primarily from price management strategies in a competitive environment with increased wheat supply. In the United States, results in corn milling were adversely impacted by a low margin environment and weaker customer demand. Results were also impacted by higher energy costs early in 2014. Rice milling results in the U.S. were slightly above last year, as margins improved. EBIT for 2014 also included an expense of $14 million on certain ICMS tax credits in Brazil. Segment EBIT in 2013 included a gain of $9 million related to the sale of our rights to certain legal claims.

        Sugar and bioenergy segment EBIT in 2014 was a loss of $168 million compared to a loss of $60 million in 2013. Results were impacted by $133 million and $28 million of impairment and restructuring charges in 2014 and 2013, respectively. Our sugarcane milling business finished the year with neutral free cash flow, when adjusted for the impact of inventories varied into 2015 and machinery purchases pulled forward from 2015. Cost reduction strategies on growing cane and production processes drove improved operational results, despite lower sugar prices and crush volumes. Results were positively impacted by higher volumes of energy cogeneration in our mills, due to improved operational performance and additional capacity. Energy margins were also higher, especially in the second half of 2014 due to drought related tight water availability for the generation of hydro-energy. Our biofuels business benefitted from a robust ethanol production environment in the United States and our corn wet milling joint venture in Argentina that became fully operational in 2014 contributed to results. Segment EBIT was negatively impacted by start-up losses in our joint venture to produce renewable oils in Brazil. In our trading and distribution operations, results declined compared to 2013 as both volumes and margins were down in a low sugar price environment.

        Fertilizer segment EBIT decreased to $45 million in 2014 compared to $69 million in 2013. EBIT in 2013 included a gain of $32 million related to the sale of our rights to certain legal claims. Adjusted for the 2013 gain, results were higher in 2014, primarily due to higher volumes and margins in our blending and distribution business in Argentina, which more than offset lower volumes and margins in our port operations in Brazil.

        Net income attributable to Bunge for 2014 was $515 million compared to $306 million for 2013. The decrease in total segment EBIT of $373 million discussed above was more than offset by the significantly lower income tax expense from continuing operations ($249 million in 2014 compared with $904 million in 2013). Income tax expense in 2014 included net tax benefits of $102 million that resulted primarily from the establishment of deferred tax assets related to the implementation of certain structural transfer pricing strategies in our agribusiness operations. We expect these structural changes to continue to contribute to reducing our overall effective tax rate. Income tax expense for 2013 included charges of $512 million for income tax valuation allowances, primarily in our sugar milling business in Brazil. Net income for 2013 also included a $112 million after-tax gain on the sale of our fertilizer distribution business in Brazil to Yara for cash of $750 million. This gain is included in discontinued operations.

  Segment Results

        Bunge has five reportable segments—agribusiness, edible oil products, milling products, sugar and bioenergy and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The edible oil products segment involves the manufacturing and marketing of products derived from vegetable oils. The milling products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar and ethanol trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the completion of the sale of Bunge's Brazilian fertilizer nutrients assets in 2010, the sale of the Brazilian fertilizer blending and distribution, North American fertilizer businesses and the sale of Bunge's 50% ownership interest in its joint venture in Morocco in 2013, the activities of the fertilizer segment include its port operations in Brazil and Argentina and its blending and distribution operations in Argentina.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Volume (in thousands of metric tons):
Agribusiness	138,690	137,405	132,760
Edible Oil Products	6,845	6,972	6,654
Milling Products	4,514	4,034	4,262
Sugar and Bioenergy	9,678	10,316	8,587
Fertilizer	1,090	958	986
Net sales:
Agribusiness	$42,109	$45,507	$44,561
Edible Oil Products	7,972	9,165	9,472
Milling Products	2,064	2,012	1,833
Sugar and Bioenergy	4,542	4,215	4,659
Fertilizer	474	448	466

Total	$57,161	$61,347	$60,991

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Cost of goods sold:
Agribusiness	$(40,367)	$(43,710)	$(42,775)
Edible Oil Products	(7,424)	(8,625)	(9,026)
Milling Products	(1,753)	(1,750)	(1,632)
Sugar and Bioenergy	(4,583)	(4,123)	(4,595)
Fertilizer	(413)	(379)	(390)

Total	$(54,540)	$(58,587)	$(58,418)

Gross profit (loss):
Agribusiness	$1,742	$1,797	$1,786
Edible Oil Products	548	540	446
Milling Products	311	262	201
Sugar and Bioenergy	(41)	92	64
Fertilizer	61	69	76

Total	$2,621	$2,760	$2,573

Selling, general & administrative expenses:
Agribusiness	$(875)	$(836)	$(858)
Edible Oil Products	(482)	(384)	(353)
Milling Products	(168)	(139)	(123)
Sugar and Bioenergy	(156)	(166)	(194)
Fertilizer	(10)	(34)	(35)

Total	$(1,691)	$(1,559)	$(1,563)

Foreign exchange gain (loss):
Agribusiness	$39	$41	$111
Edible Oil Products	(4)	5	(8)
Milling Products	(8)	(1)	1
Sugar and Bioenergy	19	3	(15)
Fertilizer	1	5	(1)

Total	$47	$53	$88

Noncontrolling interests:
Agribusiness	$(23)	$31	$(9)
Edible Oil Products	(9)	(7)	2
Milling Products	—	—	—
Sugar and Bioenergy	(1)	9	25
Fertilizer	(5)	(5)	(3)

Total	$(38)	$28	$15

Other income (expense):
Agribusiness	$8	$(2)	$(68)
Edible Oil Products	5	10	(7)
Milling Products	(4)	2	—
Sugar and Bioenergy	10	—	(3)
Fertilizer	(2)	34	(14)

Total	$17	$44	$(92)

Gain on sales of agribusiness investments in affiliates	$—	$3	$85

Gain on acquisition of milling business controlling interest	$—	$—	$36

Loss on impairment of sugar and bioenergy goodwill	$—	$—	$(514)

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Segment earnings before interest and tax(1)
Agribusiness	$890	$1,032	$1,047
Edible Oil Products	58	163	80
Milling Products	131	125	115
Sugar and Bioenergy	(168)	(60)	(637)
Fertilizer	45	69	23

Total	$956	$1,329	$628

Depreciation, depletion and amortization:
Agribusiness	$(240)	$(240)	$(221)
Edible Oil Products	(96)	(99)	(93)
Milling Products	(47)	(28)	(30)
Sugar and Bioenergy	(208)	(184)	(175)
Fertilizer	(16)	(17)	(18)

Total	$(607)	$(568)	$(537)

Net income attributable to Bunge	$515	$306	$64

(1)
Total segment earnings before interest and tax ("EBIT") is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge's management believes segment EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Total segment earnings from continuing operations before interest and tax	$956	$1,329	$628
Interest income	87	76	53
Interest expense	(347)	(363)	(294)
Income tax (expense) benefit	(249)	(904)	6
Income (loss) from discontinued operations	32	97	(342)
Noncontrolling interests' share of interest and tax	36	71	13

Net income attributable to Bunge	$515	$306	$64

  2014 Compared to 2013

        Agribusiness Segment—Agribusiness segment net sales decreased 8% to $42.1 billion in 2014 compared to $45.5 billion in 2013. Volumes were 1% higher in the year with increased volumes of grain origination in Europe resulting from good crops and harvest pace in the Black Sea region being offset by lower oilseeds distribution volumes in Asia-Pacific and processing in China and Argentina. Global commodity prices were generally lower in the year; especially corn prices, which declined significantly in the first nine months of the year and were on average 28% lower in 2014 compared to 2013. The impact of lower commodity prices on net sales was partly offset by the higher value mix of commodities sold in 2014 when compared with 2013.

        Cost of goods sold also decreased by 8% to $40.4 billion in 2014, compared with $43.7 billion last year as a result of lower average commodity prices in 2014 and lower results from trading and our risk management strategies. These reductions were only partly offset by the 1% volume increase and higher value sales mix.

        Gross profit was $1,742 million in 2014, 3% lower than $1,797 million a year ago, primarily as losses in our Asia-Pacific oilseed processing operations, mainly in China, resulting from low structural margins in the region, and reduced trading and risk management results and approximately $80 million of unrealized mark-to-market impacts related to North American processing and bunker fuel hedges at year end that are expected to reverse in 2015. These reductions more than offset good margins in North and South America, Central Europe and our oilseed distribution activities to the Middle East.

        SG&A expenses were $875 million in 2014 compared to $836 million in 2013. In 2014, SG&A expenses included costs from our new Terfron port facility in Northern Brazil and higher employee related costs and, to a lesser extent, higher bad debt expenses. SG&A benefitted from weaker currencies when local currency costs were translated into U.S. dollars, partially offsetting the expense increases.

        Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. In 2014, $23 million of income compared to losses of $31 million in 2013. Improved performance in our joint venture activities was primarily driven by our U.S. Pacific Northwest port operation and oilseed and biodiesel production ventures in Europe.

        Segment EBIT decreased to $890 million in 2014 from $1,032 million in 2013, primarily due to lower gross profit, higher SG&A and approximately $80 million of mark-to-market impacts incurred in the fourth quarter, which are expected to reverse during 2015. EBIT for 2013 included a $16 million gain from the sale of certain legal claims in Brazil.

        Edible Oil Products Segment—Edible oil products segment net sales were $8 billion in 2014 compared to $9.2 billion in 2013. The lower net sales in 2014 were primarily a result of lower average commodity prices in 2014. Volumes decreased by 2% driven by rail logistics issues and soft demand from food processors in North America, and by lower retail demand and implementation of price management strategies in Brazil. Volumes were positively impacted in Argentina by export sales of bulk oil and in Asia-Pacific with strong volume growth across all our brands and our bakery fats business in India.

        Cost of goods sold decreased 14% to $7.4 billion in 2014 from $8.6 billion in 2013, primarily due to lower raw material costs resulting from lower global commodity prices and sales volumes.

        Gross profit in 2014 increased to $548 million from $540 million in 2013, primarily due to higher margins in Brazil, driven by a tight supply environment and an increased focus on operational improvements and price management strategies, and in Argentina, driven by higher export volumes within South America. Margins in North America were essentially flat, with higher margins in U.S.

packaged oils driven by operational improvement programs, partially offset by lower margins in refined oils on weaker export demand, rail logistics issues and, to a lesser extent, higher energy costs in the first quarter due to severe weather conditions in Canada.

        SG&A Expenses increased to $482 million in 2014 from $384 million in 2013; SG&A for 2014 included $98 million expenses on certain ICMS tax credits in Brazil.

        Segment EBIT decreased to $58 million in 2014 from $163 million in 2013 as a result of factors noted above. Segment EBIT for 2013 included a gain of $9 million from the sale of certain legal claims in Brazil.

        Milling Products Segment—Milling products segment net sales were $2,064 million in 2014, compared to $2,012 million in 2013. Volumes increased by 12% primarily due to contributions from a wheat milling business in Mexico, which we acquired in December 2013. This increase was partly offset by lower volumes in our wheat milling business in Brazil, primarily due to our strategy to strengthen margins. The net increase in volumes was offset by lower average selling prices for corn and wheat products driven by lower average global commodity market prices relative to last year and by the impact of a weaker Brazilian real and Mexican peso when translated into U.S. dollars compared to 2013.

        Cost of goods sold was essentially flat with $1,753 million and $1,750 million for the years 2014 and 2013, respectively. The impact of the inclusion of the acquired wheat milling business in Mexico and higher prices for rice origination in the United States resulting from drought and water shortage was offset by lower prices for corn and wheat compared to the same period last year.

        Gross profit increased by 19% to $311 million in 2014 from $262 million in 2013, primarily as a result of inclusion of our Mexican wheat milling business acquired in December 2013 and the related synergies with our existing wheat milling business in Mexico. In addition, margins were higher in Brazil resulting from the implementation of price management strategies. In our U.S. milling operations, gross profit declined with lower margins in corn milling only partly offset by stronger margins in rice milling.

        SG&A expenses increased by $29 million to $168 million in 2014 from $139 in 2013, primarily resulting from inclusion of our wheat milling business acquired in Mexico at the end of last year and $14 million expenses on certain ICMS tax credits in Brazil, partially offset by the benefits of cost reduction initiatives and the impact of the weaker Brazilian real and Mexican peso on the translation of local currency expenses to the U.S. dollar.

        Segment EBIT increased by 5% to $131 million in 2014 from $125 million in the same period a year ago, driven by the inclusion of our acquired wheat milling operations in Mexico and solid performance in Brazil wheat milling and U.S. rice milling, partly offset by higher SG&A expenses, lower results in U.S. corn milling and foreign exchange losses in Mexico driven by a strong devaluation of the Mexican peso in the fourth quarter. Segment EBIT for 2013 included a gain of $6 million from the sale of certain legal claims in Brazil.

        Sugar and Bioenergy Segment—Sugar and Bioenergy segment net sales increased 8% to $4.5 billion in 2014 compared to $4.2 billion in 2013, as a result of higher sugarcane milling volumes and energy sales in Brazil. These increases were partly offset by a 6% decline in volumes, primarily in our trading and merchandising business. Average ethanol and energy prices in Brazil were higher compared to 2013, while average prices of sugar were lower. In our biofuels business, lower volumes were more than offset by higher U.S. corn ethanol prices.

        Cost of goods sold increased to $4.6 billion in 2014 from $4.1 billion in 2013. Higher costs of purchased sugarcane were partially offset by lower volumes in our trading and merchandising business and the benefit of the weaker Brazilian real relative to the U.S. dollar.

        Gross profit was a loss of $41 million in 2014, driven by $113 million of impairment and related charges related to one of our mills. This compared to a profit of $92 million in 2013. Improved overall results in our other sugarcane mills were driven by lower costs, higher margins and increased cogeneration volumes. These improvements were more than offset by lower results in our sugar trading and distribution business in the first half of 2014.

        SG&A expenses declined 6% to $156 million in 2014 from $166 in 2013. Cost reduction initiatives in our industrial business and translation benefits from the depreciation of the Brazilian real on local currency costs reduced SG&A, but were partially offset by $20 million of restructuring costs, including costs of our strategic review of the business. SG&A for 2013 included $11 million of write-offs and restructuring charges.

        Other income (expenses)—net was income of $10 million compared to nil in 2013. Increased income from our non-consolidated investments in a U.S. bioenergy producer and a corn wet milling venture in Argentina that became fully operational in 2014, was partially offset by losses in our joint venture for the production of renewable oils in Brazil.

        Segment EBIT decreased by $108 million to a loss of $168 million in 2014 compared to a loss of $60 million in 2013. In 2014, segment EBIT included $133 million of impairment and restructuring charges in our industrial operations. Results from our sugarcane mills improved overall and our bioenergy investments in the U.S. and Argentina also reported higher results. These improvements were partly offset by weaker trading and merchandising results and start-up losses in our renewable oils venture in Brazil.

        Fertilizer Segment—Fertilizer segment net sales increased 6% to $474 million in 2014 compared to $448 million in 2013, primarily due to a volume increase of 14% in our Argentine blending and distribution operations, partly offset by lower global nitrogen and phosphate prices.

        Cost of goods sold increased 9% to $413 million in 2014 from $379 million in 2013, primarily as a result of higher volumes and higher equipment rental costs and spare parts write-offs in our Brazil port operations. These increases were partly offset by lower raw material costs and the benefit of the weaker Argentine peso and Brazilian real on local currency costs when translated into U.S. dollars.

        Gross profit decreased to $61 million in 2014 from $69 million in 2013. The decrease was primarily driven by higher costs in our Brazilian port operations, partly offset by higher volumes and margins in Argentina.

        SG&A was $10 million in 2014 compared to $34 million in 2013. The decrease in 2014 includes the reversal of certain value added tax provisions which are no longer expected to be paid and lower general and administrative expenses. In addition, SG&A benefited from a weaker Brazilian real and Argentine peso relative to the U.S. dollar.

        Segment EBIT decreased by $24 million to $45 million in 2014 from $69 million in 2013, primarily due to a $32 million gain on the 2013 sale of certain legal claims in Brazil, partially offset by a $5 million loss in 2013 in our Morocco phosphate joint venture, which was sold in December 2013.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2014	2013
Interest income	$87	$76
Interest expense	(347)	(363)

        Interest income in 2014 increased by $11 million compared to 2013, primarily due to higher returns on cash investments in Brazil and Argentina in the first half of the year and the collection of

$12 million of accumulated unpaid interest on a loan provided to a related party. Interest expense decreased by 4% compared to last year, primarily due to lower average outstanding debt driven by reduced working capital requirements as a result of lower average commodity prices, partly offset by interest charges of $65 million related to certain ICMS tax credits in Brazil. Interest expenses were reduced due to the refinancing of long-term debt at fixed rates with short-term bank loans, which on average bear lower, floating interest rates. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil.

        Income Tax Expense—In 2014, income tax expense from continuing operations decreased to $249 million from $904 million in 2013 and the effective tax rate in 2014 decreased to 34% compared to 89% in 2013. Income tax expense in 2014 included certain income tax benefits of $102 million, primarily $93 million of deferred tax assets in a subsidiary taxable in Brazil, $21 million reversal of an income tax valuation allowance in Europe and $13 million from adjustment of provisions upon finalization of a tax audit in Europe. Also, included in income tax expense for 2014 is $45 million of deferred tax assets which were recognized upon the recording of expenses related to a court ruling related to certain ICMS tax credits in Brazil. These items were partly offset by $15 million of income tax valuation allowances resulting from management's evaluation of the recoverability of its net operating loss carryforwards in Asia-Pacific. Income tax expense for 2013 included tax charges of $512 million for income tax valuation allowances, primarily in the sugar and bioenergy segment from management's evaluation of its net deferred tax assets, primarily net operating loss carryforwards, $46 million as a result of new legal precedents that impacted our assessment of an uncertain income tax position in Brazil and provisions related to tax years 2008 through 2010.

        Discontinued Operations—Discontinued operations results in 2014 were income of $32 million, net of tax, compared to income of $97 million, net of tax, in 2013. Results in 2014 included benefits related to a tax amnesty program in Brazil and collections of previously written-off farmer receivables. Results in 2013 represented primarily the gain on the sale of the fertilizer blending and distribution business of $112 million, net of tax.

        Net Income Attributable to Bunge—Net income attributable to Bunge for 2014 was $515 million compared to $306 million for 2013. The decrease in total segment EBIT of $373 million discussed above was more than offset by the significantly lower income tax expense from continuing operations ($249 million in 2014 compared with $904 million in 2013). Income tax expense in 2014 included net tax benefits of $102 million that resulted primarily from the establishment of deferred tax assets related to the implementation of certain structural transfer pricing strategies in our agribusiness operations. We expect these structural changes to continue to contribute to reducing our overall effective tax rate. Income tax expense for 2013 included charges of $512 million for income tax valuation allowances, primarily in our sugar milling business in Brazil. Net income for 2013 also included a $112 million after-tax gain on the sale of our fertilizer distribution business in Brazil to Yara for cash of $750 million. This gain is included in discontinued operations.

  2013 Compared to 2012

        Agribusiness Segment—Agribusiness segment net sales increased 2% to $46 billion in 2013 compared to $45 billion in 2012. Volumes were 3% higher in 2013 which drove most of the increase in net sales compared to 2012 and resulted primarily from the record large Brazilian harvest and higher distribution volumes into Asia-Pacific. Volumes were slightly lower in North America and Europe as these regions recovered from droughts in 2012. Price increases in the first half of 2013 were offset by price declines in the second half of the year resulting from large South American harvests followed by large Northern Hemisphere harvests at the end of the year.

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

        Edible Oil Products Segment—Edible oil products segment net sales decreased 3% to $9,165 million in 2013 compared to $9,472 million in 2012 as a result of lower average selling prices in 2013, due to the reduction in vegetable oil commodity prices, which was partially offset by a 5% increase in volumes, primarily in Europe and Asia-Pacific.

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

        Other income (expense)—net was income of $2 million in 2013 compared to nil in 2012. Included in 2013 is a $6 million gain on the sale of certain legal claims in Brazil.

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

        Other income (expense)—net was nil in 2013 compared to a loss of $3 million in 2012 primarily due to improved results in our North American bioenergy investments.

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

        Net Income Attributable to Bunge—In 2013, net income attributable to Bunge increased to $306 million from $64 million in 2012. Net income attributable to Bunge for 2013 includes significant tax charges of $512 million for income tax valuation allowances, primarily in the sugar and bioenergy segment from management's evaluation of its net operating loss carryfowards, $46 million as a result of new legal precedents that impacted our assessment of an uncertain income tax position in Brazil and provisions related to tax years 2008 through 2010, and $4 million related to the finalization of a European tax audit. Net income attributable to Bunge for 2013 also includes a $112 million after-tax gain on the sale of our fertilizer blending and distribution business in Brazil to Yara for cash of $750 million. Net income attributable to Bunge for 2012 includes a goodwill impairment charge of $327 million (after-tax and noncontrolling interest share) in the sugar and bioenergy segment, an after-tax gain of $54 million on the sale of our investment in The Solae Company and an after-tax loss of $342 million associated with discontinued fertilizer operations held for sale at December 31, 2012. This 2012 loss in discontinued operations includes a $266 million valuation allowance for certain tax assets that were no longer expected to be recoverable as a result of the planned sale of the fertilizer blending and distribution business.

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

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.50 and 1.42 at December 31, 2014 and 2013, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents were $362 million at December 31, 2014 and $742 million at December 31, 2013. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.

        Readily Marketable Inventories—Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Readily marketable inventories in our agribusiness segment are reported at fair value and were $4,125 million at December 31, 2014 and $4,325 million at December 31, 2013. Of these amounts $2,937 million and $2,927 million were attributable to merchandising activities at December 31, 2014 and December 31, 2013, respectively. Readily marketable inventories at fair value in the aggregate amount of $127 million and $138 million at December 31, 2014 and December 31, 2013, respectively, were included in our edible oil products segment inventories. The sugar and bioenergy segment included readily marketable sugar inventories of $157 million and $137 million at December 31, 2014 and December 31, 2013, respectively which can be attributed to our trading and merchandising business.

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

        Revolving Credit Facilities—At December 31, 2014, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,477 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2014	December 31, 2014	December 31, 2013
		(US$ in millions)
Commercial Paper	2019	$600	$—	$100
Long-Term Revolving Credit Facilities(1)	2016 - 2019	4,415	538	400

Total		$5,015	$538	$500

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

        On December 12, 2014, we entered into an unsecured five year multi-currency syndicated term loan agreement (the "Loan") in the Japanese loan market, with certain lenders party thereto. The Loan is comprised of three tranches: Tranche A of Japanese Yen 28.5 billion, bearing interest at 3 months LIBOR plus a margin of 0.75%; Tranche B of Japanese Yen 6 billion bearing a fixed interest rate of 0.96%; and Tranche C of $85 million bearing interest at 3 months LIBOR plus a margin of 1.30%. At December 31, 2014, there were no borrowings outstanding under the Loan.

        On November 20, 2014, we entered into an unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, each lender in its sole discretion may agree to any such request. The Credit Agreement replaced the then existing U.S. $1,085 million five-year revolving credit agreement, dated as of November 17, 2011. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.10% to 0.25%, varying based on the Rating Level. We may, from time-to-time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $500 million pursuant to an accordion provision. At December 31, 2014, we had no borrowings outstanding under the Credit Agreement.

        On June 17, 2014, we increased pursuant to an accordion provision the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, (the "CoBank Facility") as administrative agent and certain lender party thereto to $865 million. Borrowings under the CoBank Facility will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of our long-term senior unsecured debt. At December 31, 2014, there was $338 million outstanding under the CoBank Facility.

        On March 17, 2014, we entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the "Facility") with certain lenders party thereto. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods, each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum, based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At December 31, 2014, we had no borrowings outstanding under the Facility.

        Our commercial paper program is supported by committed back-up bank credit lines (the "Liquidity Facility") equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. On November 20, 2014 we entered into an unsecured $600 million five-year Liquidity Facility with certain lenders party thereto. The Liquidity Facility replaced the then existing $600 million five-year liquidity facility, dated as of November 17, 2011. We have the option to request an extension of the expiration date of the Liquidity Agreement for two additional one-year periods, each lender in its sole discretion may agree to any such request. At December 31, 2014, there were no borrowings outstanding under both the commercial paper program and the Liquidity Facility. Our commercial paper program is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

        In addition to committed credit facilities, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2014 and 2013, $50 million and $120 million, respectively, were outstanding under these bilateral short-term credit lines.

        Short and long-term debt—Our short and long-term debt decreased by $787 million at December 31, 2014 from December 31, 2013, primarily due to lower working capital financing requirements, driven by lower average global commodity prices. For the year ended December 31, 2014, our average short and long-term debt outstanding was approximately $5,372 million compared to approximately $6,465 million for the year ended December 31, 2013. Our long-term debt outstanding balance was $3,263 million at December 31, 2014 compared to $3,941 million at December 31, 2013. The following table summarizes our short-term debt activity at December 31, 2014.

(US$ in millions)	Outstanding Balance at December 31, 2014	Weighted Average Interest Rate at December 31, 2014	Highest Balance Outstanding During 2014	Average Balance During 2014	Weighted Average Interest Rate During 2014
Bank Borrowings	$594	4.33%	$1,717	$959	3.86%
Commercial Paper	—		400	144	0.37%

Total	$594	4.33%	$2,117	$1,103	3.40%

        The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2014	2013
Short-term debt:(1)
Short-term debt, including consolidated investment fund debt(2)(3)	$594	$703
Current portion of long-term debt	408	762

Total short-term debt	1,002	1,465
Long-term debt(4):
Bilateral revolving credit facilities expiry 2016	200	400
Revolving credit facilities expiry 2018	338	—
5.35% Senior Notes due 2014	—	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
Consolidated investment fund debt(5)	195	334
Other	198	375

Subtotal	3,263	3,941

Less: Current portion of long-term debt	(408)	(762)

Total long-term debt including consolidated investment fund debt	2,855	3,179

Total debt	$3,857	$4,644

(1)
Includes secured debt of $21 million and $125 million at December 31, 2014 and December 31, 2013, respectively.

(2)
Includes $155 million and $285 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 11.95% and 14.91% as of December 31, 2014 and 2013, respectively.

(3)
Consolidated investment fund debt matures at various dates through 2015 with no recourse to Bunge. Bunge elected to account for $24 million at fair value as of December 31, 2014.

(4)
Includes secured debt of $43 million and $75 million at December 31, 2014 and December 31, 2013, respectively.

(5)
Consolidated investment fund debt matures at various dates through 2020 with no recourse to Bunge. Bunge elected to account for $195 million and $257 million at fair value as of December 31, 2014 and December 31, 2013, respectively, and the remaining is accounted for at amortized cost.

        Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2014 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB–	Stable
Moody's	P-1	Baa2	Negative
Fitch	Not Rated	BBB	Stable

(1)
Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.

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

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2014.

        Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the "Program") in June 2011, which provides us with an additional source of liquidity. The Program provides funding for up to $700 million against receivables sold and terminates on June 1, 2016. However, each committed purchaser's commitment to fund trade receivables sold under Program will terminate on May 27, 2015 unless extended for additional 364-day periods in accordance with the terms of the receivables transfer agreement.

        At December 31, 2014 and 2013, $599 million and $696 million, respectively, of receivables sold under the Program were derecognized from our consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $12,030 million and $12,596 million for the years ended December 31, 2014 and 2013, respectively. In addition, cash collections from customers on receivables previously sold were $12,202 million and $12,769 million for the years ended December 31, 2014 and 2013, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2014 and 2013 were $12,179 million and $12,779 million, respectively. These sales resulted in discounts of $7 million for the year ended December 31, 2014, $7 million for the year ended December 31, 2013 and $8 million for the year ended December 31, 2012, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.

        Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable ("DPP"), which at December 31, 2014 and 2013 had a fair value of $78 million and $96 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 18 to our consolidated financial statements). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2014, 2013 and 2012 were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

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

        Equity—Total equity was $8,690 million at December 31, 2014, as set forth in the following table:

	December 31,
(US$ in millions)	2014	2013
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,053	4,967
Retained earnings	7,180	6,891
Accumulated other comprehensive income	(4,058)	(2,572)
Treasury shares, at cost (2014—5,714,273 and 2013—1,933,286)	(420)	(120)

Total Bunge shareholders' equity	8,446	9,857
Noncontrolling interests	244	231

Total equity	$8,690	$10,088

        Total Bunge shareholders' equity decreased to $8,690 million at December 31, 2014 from $10,088 million at December 31, 2013. The change in equity was due primarily to cumulative translation losses of $1,411 million, resulting from the devaluation of global currencies relative to the U.S. dollar in 2014, and declared dividends to common and preferred shareholders of $192 million and $34 million, respectively, partially offset by net income attributable to Bunge for the year ended December 31, 2014 of $515 million.

        Noncontrolling interest increased to $244 million at December 31, 2014 from $231 million at December 31, 2013 primarily due to capital contributions to two of our noncontrolling interests in Brazil and Argentina.

        At December 31, 2014, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1220 Bunge Limited common shares, based on the conversion price of $89.1299 per share, subject to certain additional anti-dilution adjustments (which represents 7,741,800 Bunge Limited common shares at December 31, 2014). At any time on or after December 1, 2012, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        2014 Compared to 2013—In 2014, our cash and cash equivalents decreased by $380 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2013, our cash and cash equivalents increased by $173 million.

        Cash provided by our operating activities was $1,399 million for the year ended December 31, 2014 compared to $2,225 million for the year ended December 31, 2013. Net cash inflows from operating activities for the year ended December 31, 2014 were principally due to net income, including adjustments for non-cash items. The decrease in net operating assets and liabilities is primarily due to lower working capital levels than at December 31, 2013, resulting from on average lower global commodity prices, which effect was partially offset by the impact of the depreciation from certain currencies, including the Brazilian real, Argentine peso, Ukrainian hryvnia and European euro relative to the U.S. dollar. The net cash provided by operating activities for the year ended December 31, 2013 resulted from a combination of net income adjusted for non-cash charges and lower average commodity prices during the year. Non-cash charges in 2013 included an income tax valuation allowance of $464 million related to our industrial sugar and bioenergy business in Brazil.

        Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operations is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the United States are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2014 and December 31, 2013, we recorded foreign exchange gains of $215 million and $48 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $685 million for the year ended December 31, 2014 compared to cash used of $429 million for the year ended December 31, 2013. During 2014, payments were made for capital expenditures of $839 million, including investments in sugar cane planting and maintenance on mills in our sugar and bioenergy business in Brazil, the construction of a port terminal and a wheat milling facility in Brazil, construction and expansion of edible oil refining and packaging facilities in the United States and Mexico, one of our canola processing facilities in Canada and construction of a port facility and oilseed processing plant in Ukraine, an oilseed processing plant in Asia and a port facility in Australia. Payments made for capital expenditures in 2014 were lower, compared to $1,042 million in 2013, which was driven by management's reallocation of capital and generally lower capital expenditures in our industrial sugar and bioenergy operations in Brazil, as part of the strategic review of these activities. We also acquired a fertilizer plant with port facilities for $24 million in Argentina and the assets of a corn flour producer in the United States for $12 million, all amounts net of cash acquired. For the year ended December 31, 2013, cash used for investing activities included cash proceeds of $750 million from the sale of our Brazilian fertilizer distribution business to Yara, the sale of our 50% ownership interest in our Morocco fertilizer business for $37 million and the sale of property from our consolidated investment funds of $48 million. In addition, cash used for investing activities in 2013 included cash payments for the acquisitions of a wheat milling business in Mexico for $310 million, a wheat mill in Brazil for $35 million and two biodiesel facilities in Europe for $11 million, all amounts net of cash acquired. Proceeds from and payments for investments for both the years 2014 and 2013 included primarily the sales of assets in funds in our asset management business and the purchases and sales of certain marketable securities and other short-term investments. Investments in affiliates in 2014 included primarily an additional investment in Solazyme Bunge Produtos Renovaveis Ltda. ("SB Oils"), our joint venture with Solazyme, Inc. to produce renewable oils in Brazil. Investments in 2013 included primarily investments in SB Oils and a corn wet milling and port facility in Argentina.

        Cash used for financing activities was $1,058 million in the year ended December 31, 2014 compared to $1,565 million for the year ended December 31, 2013. For both years, financing activities reflected reduced financing requirements due to a declining global commodity price environment. In connection with our common share repurchase program, in 2014 we purchased 3,780,987 of our common shares resulting in a cash outflow of approximately $300 million. There were no share repurchases in the year ended December 31, 2013.

        2013 Compared to 2012—In 2013, our cash and cash equivalents increased by $173 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2012, our cash and cash equivalents decreased by $266 million.

        Cash provided by our operating activities was $2,225 million for the year ended December 31, 2013 compared to cash used of $457 million for the year ended December 31, 2012. The cash flow provided by operating activities for the year ended December 31, 2013 resulted from a combination of net income adjusted for non-cash charges and lower average commodity prices during the year, which reduced working capital requirements. Non-cash charges in 2013 included an income tax valuation allowance of $464 million related to our industrial sugar business in Brazil. The net cash outflows for operating activities for the year ended December 31, 2012 were principally due to significant increases in commodity prices during that period as a result of the 2012 drought in the United States.

        Certain of our operating subsidiaries are primarily funded with U.S. dollar denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the financial statements are calculated in the functional currency and translated into U.S. dollars. U.S. dollar denominated loans funding certain short-term borrowing needs of our operating subsidiaries are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2013 and December 31, 2012, we recorded foreign exchange gains of $48 million and $74 million, respectively, on debt denominated primarily in U.S. dollars at our subsidiaries, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are recognized as financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

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

        For the year ended December 31, 2012, cash used for investing activities primarily included investments in property, plant and equipment related to the expansion of our sugar business in Brazil, investments in an edible oil refining and packaging facility in the United States and Canada, construction of a refining facility in India and construction of a port terminal in Brazil. In addition to capital expenditures, we acquired an edible oils and fats business in India for $94 million net of cash acquired consisting of $77 million in cash and debt acquired of $17 million. In addition, we acquired an asset management company for $9 million net of cash acquired, a controlling interest in a North American wheat milling business for $102 million net of cash acquired, and redeemable noncontrolling interest of $8 million, intellectual property assets for $22 million and sugarcane milling related biological assets and equipment for $61 million and controlling interest in a European oilseed processing and biodiesel joint venture for $54 million consisting of $17 million in cash and redeemable noncontrolling interest of $37 million. Finally, we acquired a margarine business in Poland for $7 million in cash. Cash used for the year ended December 31, 2012 was net of $448 million proceeds received from the sale of our interest in Solae, a soy ingredients joint venture. We also received a special cash dividend of $35 million from Solae in connection with the sale of our investment.

        Investments in affiliates in 2013 included primarily additional investments in a corn wet milling entity and investments in a port operation, both in Argentina, and investments in our SB Oils joint venture to produce vegetable oil from sugar produced in one of our mills in Brazil. Investments in 2012 involved activities related to the construction of an oilseed processing plant in Paraguay, construction of a corn wet milling plant in Argentina, an investment in a palm plantation joint venture in Indonesia and an additional investment in a North American corn ethanol joint venture.

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

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2013 to December 31, 2014, the Brazilian real devalued by approximately 13%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

        Interest earned on secured advances to suppliers of $37 million, $32 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Notes 6 and 12 of the notes to our consolidated financial statements for more information.

	December 31,
(US$ in millions)	2014	2013
Prepaid commodity contracts	$130	$203
Secured advances to suppliers (current)	516	570

Total (current)	646	773
Commodities not yet priced(1)	(3)	(16)

Net	643	757
Secured advances to suppliers (non-current)	160	183

Total (current and non-current)	803	940

Allowance for uncollectible amounts (current and non-current)	$(61)	$(75)

(1)
Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2014 and December 31, 2013, respectively.

  Capital Expenditures

        Our cash payments made for capital expenditures were $839 million, $1,042 million and $1,095 million for the years ended December 31, 2014, 2013 and 2012, respectively. We intend to make capital expenditures of approximately $875 million in 2015. Our priorities for 2015 capital expenditures are maintenance, safety and environmental programs first (where we expect to use approximately 40% of our funds allocated to capital expenditures), projects enhancing productivity of our operations-second, and growth projects-third. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2014:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$106
Residual value guarantee(2)	149

Total	$255

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2014, we had no outstanding recorded obligation related to these guarantees.

(2)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At December 31, 2014, our recorded obligation related to these guarantees was $6 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries. At December 31, 2014, debt with a carrying amount of $3,284 million related to these guarantees is included in our consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2015	2016 - 2017	2018 - 2019	2020 and there after
Short-term debt	$594	$594	$—	$—	$—
Long-term debt(1)	3,250	408	1,704	959	179
Variable interest rate obligations	38	22	13	3	—
Interest obligations on fixed rate debt	356	123	156	76	1
Non-cancelable lease obligations(2)	1,003	223	325	181	274
Capital commitments	128	115	13	—	—
Freight supply agreements(3)	791	206	162	141	282
Inventory purchase commitments	154	152	2	—	—
Power supply purchase commitments	138	75	46	15	2

Total contractual cash obligations(4)(5)	$6,452	$1,918	$2,421	$1,375	$738

(1)
Excludes unamortized net gains of $13 million related to terminated interest rate swap agreements recorded in long-term debt.

(2)
Represents future minimum payments under non-cancelable leases with initial or remaining terms of one year or more.

(3)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $11 million in 2015 and $7 million in 2016-2017. These agreements range from two months to approximately seven years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(4)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2014, Bunge had gross related tax liabilities of $83 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to our consolidated financial statements.

(5)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $23 million in 2015. We also expect to make a significant contribution to our plans in future years.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of six years and cover approximately 230,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. In the years ended December 31, 2014, 2013 and 2012, Bunge made payments related to these agreements of $162 million, $169 million and $181 million, respectively. Of these amounts $95 million, $107 million and $127 million for the years ended December 31, 2014, 2013 and 2012, respectively, were advances for future purchases and $67 million, $62 million and $54 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

  Employee Benefit Plans

        We expect to contribute $15 million to our defined benefit pension plans and $8 million to our postretirement healthcare benefit plans in 2015.

Critical Accounting Policies and Estimates

        We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

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

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2014 or 2013.

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

  Recoverable Taxes

        We evaluate the collectability of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes primarily represent value-added or other similar transactional taxes paid on the acquisition of raw materials and other services which can be recovered in cash or as compensation of outstanding balances against income taxes or certain other taxes we may owe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2014 and 2013, the allowance for recoverable taxes was $43 million and $70 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. Bunge recorded impairment charges of $114 million for certain agricultural and industrial assets in its sugar and bioenergy segment during the year ended December 31, 2014.

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

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. The calculation of our uncertain tax positions involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record uncertain tax positions for anticipated tax audit issues in the United States, Brazil, Argentina and other tax jurisdictions based on our estimate of whether it is more likely than not additional taxes will be due. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of uncertain tax positions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determined the liabilities are no longer necessary. At December 31, 2014 and 2013, we had recorded uncertain tax positions of $83 million and $171 million, respectively, in our consolidated balance sheets.

  New Accounting Pronouncements

        New Accounting Pronouncements—In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

        In February 2015, the FASB issued ASU (Topic 810) Consolidation—Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the Variable Interest Entity (VIE) guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is allowed. Bunge is evaluating the expected impact of this standard on the consolidation of certain private equity and other investment funds related to our asset management business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees our overall risk management policies and limits.

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

Credit and Counterparty Risk

        Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other OTC derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts). Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by local credit staffs and review by various local and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

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

        We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk ("VaR") limits. We measure and review our net commodities position on a daily basis.

        Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$(219)	$(22)	$154	$(15)
Lowest daily aggregated position value	(1,608)	(161)	(1,849)	(185)

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2014 was not material.

        We have significant operations in Argentina. We utilize the official exchange rate published by the Argentine government for our commercial transactions and re-measurement purposes of financial statements. Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to U.S. dollars at rates less favorable than the official rate. The Argentine peso experienced increased devaluation and volatility in 2014. Our financial position and results of operations are not materially impacted; however we continue to monitor political and economic conditions, including inflation in Argentina.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $296 million and $344 million for the years ended December 31, 2014 and 2013, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, including non-recourse investment fund debt, based on market yields at December 31, 2014, was $4,062 million with a carrying value of $3,857 million.

        A hypothetical 100 basis point increase in the interest yields on our debt at December 31, 2014 would result in a decrease of approximately $58 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2014 would cause an increase of approximately $61 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $18 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

  Derivative Instruments

        Interest Rate Derivatives—Interest rate derivatives used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis swap agreements are recorded in earnings. There were no outstanding interest rate swap agreements as of December 31, 2014 or 2013.

        We recognized gains of approximately $12 million, $20 million and $20 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements for the years ended December 31, 2014, 2013 and 2012.

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

	December 31, 2014
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(1)	$(268)	$289	Delta
Forwards	114	(15,711)	17,166	Notional
Futures	3	—	—	Notional
Swaps	—	(51)	56	Notional

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

        Commodity Derivatives—We use derivative instruments to primarily manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on agricultural commodity inventories and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related readily marketable agricultural commodity inventories are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        The table below summarizes the volumes of open agricultural commodities derivative positions.

	December 31, 2014
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(4,117,688)	—	—	Metric Tons
Options	(1,075,584)	—	—	Metric Tons
Forwards	—	(29,839,608)	21,856,249	Metric Tons
Swaps	25,000	(221,533)	201,530	Metric Tons

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

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

        The table below summarizes the open ocean freight positions.

	December 31, 2014
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(1,784)	—	—	Hire Days
FFA Options	(532)	—	—	Hire Days

(1)
Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

        Energy Derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2014
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	3,230,000	—	—	MMBtus
Swaps	—	—	1,484,123	MMBtus
Options	361,235	—	—	MMBtus
Energy—Other
Futures	1,162,778	—	—	Metric Tons
Forwards	—	—	32,570,602	Metric Tons
Swaps	145,000	—	—	Metric Tons
Options	37,265	—	—	Metric Tons

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)
Million British Thermal Units (MMBtus) are the standard unit of measurement used to denote the amount of natural gas.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-70 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2015

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2015 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Ethics" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

  a.
  (1) (2) Financial Statements and Financial Statement Schedules

    See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page 80 of this Annual Report on Form 10-K.

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

    See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3	Bye-laws, amended and restated as of May 23, 2008 (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation of 4.875% Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of 4.875% Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
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
10.2
Fifth Amended and Restated Series 2000-1 Supplement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)
10.3
Twelfth Amended and Restated Liquidity Agreement, dated as of November 20, 2014, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank, N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed November 24, 2014)
10.4	Annex X, dated as of November 20, 2014 (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.5
Eighth Amended and Restated Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.6
Facility Agreement, dated March 17, 2014, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Lloyds Bank plc, The Royal Bank of Scotland plc, Citigroup Global Markets Limited, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), Crédit Agricole Corporate and Investment Bank, HSBC Bank plc, Industrial and Commercial Bank of China Ltd., New York Branch, Mizuho Bank, Ltd., Natixis, SG Americas Securities LLC, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Unicredit Bank AG, New York Branch, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 19, 2014)
10.7	Guaranty, dated as of March 17, 2014, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on March 19, 2014)
10.8
Revolving Credit Agreement, dated as of November 20, 2014, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)

Exhibit Number		Description
10.9		Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.10	*	Amended and Restated Credit Agreement, dated June 17, 2014, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto
10.11	*	Amended and Restated Guaranty, dated as of June 17, 2014, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent
++10.12
Receivables Transfer Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q/A filed on November 30, 2011)
10.13
First Amendment to Receivables Transfer Agreement, dated May 24, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.14
Second Amendment and Consent to Receivables Transfer Agreement, dated as of July 25, 2012, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed March 1, 2013)
++10.15
Third Amendment to Receivables Transfer Agreement, dated as of April 23, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 5, 2013)
++10.16
Fourth Amendment to Receivables Transfer Agreement, dated May 28, 2013, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on August 5, 2013)

Exhibit Number		Description
10.17	*	Fifth Amendment to Receivables Transfer Agreement, dated March 14, 2014, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider
10.18	*
Sixth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 27, 2014, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider
++10.19
Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.20
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.21
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.22
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.23
U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.24
First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

Exhibit Number	Description
++10.25	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.26
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.27	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.28	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.30	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.31	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.32	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.33
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.34	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.35	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.36
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.37	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.38
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.39	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

Exhibit Number		Description
10.40		Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.41		Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.42		Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.43		Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.44		Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.45		Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.46		Employment Agreement (Amended and Restated as of February 6, 2013) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.47		Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.48		Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.49		Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.50		Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.51		Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.52		Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.53		Offer Letter, dated as of May 11, 2012, for Frank R. Jimenez (incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2013)
10.54		Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit Number		Description
32.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101	*
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts

*
Filed herewith.

++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)		Deductions from reserves	Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowances for doubtful accounts(a)	$247	129	(12)		(72) (c)	$292
Allowances for secured advances to suppliers	$73	41	(7)		(29)	$78
Allowances for recoverable taxes	$98	61	(44)		(10)	$105
Income tax valuation allowances	$187	257	11	(d)	—	$455
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowances for doubtful accounts(a)	$292	73	(18)		(64) (c)	$283
Allowances for secured advances to suppliers	$78	34	(10)		(27)	$75
Allowances for recoverable taxes	$105	19	(2)		(52)	$70
Income tax valuation allowances	$455	642	(49)	(d)	—	$1,048
FOR THE YEAR ENDED DECEMBER 31, 2014
Allowances for doubtful accounts(a)	$283	71	(23)		(84) (c)	$247
Allowances for secured advances to suppliers	$75	9	(7)		(16)	$61
Allowances for recoverable taxes	$70	7	(14)		(20)	$43
Income tax valuation allowances	$1,048	76	(46	)(d)	—	$1,078

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts and recoveries.

(d)
Includes primarily cumulative translation adjustment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$57,161	$61,347	$60,991
Cost of goods sold	(54,540)	(58,587)	(58,418)

Gross profit	2,621	2,760	2,573
Selling, general and administrative expenses	(1,691)	(1,559)	(1,563)
Interest income	87	76	53
Interest expense	(347)	(363)	(294)
Foreign exchange gains (losses)	47	53	88
Other income (expense)—net	17	44	(92)
Goodwill impairment	—	—	(514)
Gain on sales of investments in affiliates	—	3	85
Gain on acquisition of controlling interest	—	—	36

Income (loss) from continuing operations before income tax	734	1,014	372
Income tax (expense) benefit	(249)	(904)	6

Income (loss) from continuing operations	485	110	378
Income (loss) from discontinued operations, net of tax (including a net gain on disposal of $112 million in 2013) (Note 3)	32	97	(342)

Net income (loss)	517	207	36
Net loss (income) attributable to noncontrolling interests	(2)	99	28

Net income (loss) attributable to Bunge	515	306	64
Convertible preference share dividends and other obligations	(48)	(76)	(36)

Net income (loss) available to Bunge common shareholders	$467	$230	$28

Earnings per common share—basic (Note 24)
Net income (loss) from continuing operations	$2.98	$0.91	$2.53
Net income (loss) from discontinued operations	0.22	0.66	(2.34)

Net income (loss) to Bunge common shareholders	$3.20	$1.57	$0.19

Earnings per common share—diluted (Note 24)
Net income (loss) from continuing operations	$2.96	$0.90	$2.51
Net income (loss) from discontinued operations	0.21	0.65	(2.32)

Net income (loss) to Bunge common shareholders	$3.17	$1.55	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$517	$207	$36
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,419)	(1,212)	(797)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil, $11 and $(3)	21	—	5
Unrealized gains (losses) on investments, net of tax (expense) benefit of $2, $(2) and $(1)	(2)	5	11
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil, $(5) and $(12)	(9)	(38)	22
Pension adjustment, net of tax (expense) benefit of $32, $(45) and $14	(85)	88	(33)

Total other comprehensive income (loss)	(1,494)	(1,157)	(792)

Total comprehensive income (loss)	(977)	(950)	(756)
Less: comprehensive (income) loss attributable to noncontrolling interest	6	94	20

Total comprehensive income (loss) attributable to Bunge	$(971)	$(856)	$(736)

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$362	$742
Time deposits under trade structured finance program (Note 4)	1,343	4,470
Trade accounts receivable (less allowances of $121 and $123) (Note 18)	1,840	2,144
Inventories (Note 5)	5,554	5,796
Deferred income taxes (Note 14)	177	183
Other current assets (Note 6)	3,805	4,437

Total current assets	13,081	17,772
Property, plant and equipment, net (Note 7)	5,626	6,075
Goodwill (Note 8)	349	392
Other intangible assets, net (Note 9)	256	326
Investments in affiliates (Note 11)	294	241
Deferred income taxes (Note 14)	565	564
Other non-current assets (Note 12)	1,261	1,411

Total assets	$21,432	$26,781

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$594	$703
Current portion of long-term debt (Note 17)	408	762
Letter of credit obligations under trade structured finance program (Note 4)	1,343	4,470
Trade accounts payable	3,248	3,522
Deferred income taxes (Note 14)	42	60
Other current liabilities (Note 13)	3,069	3,018

Total current liabilities	8,704	12,535
Long-term debt (Note 17)	2,855	3,179
Deferred income taxes (Note 14)	177	185
Other non-current liabilities	969	757
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	37	37
Equity (Note 23):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2014 and 2013—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding:
2014—145,703,198 shares, 2013—147,796,784 shares	1	1
Additional paid-in capital	5,053	4,967
Retained earnings	7,180	6,891
Accumulated other comprehensive income (loss) (Note 23)	(4,058)	(2,572)
Treasury shares, at cost—2014—5,714,273 and 2013—1,933,286 shares, respectively	(420)	(120)

Total Bunge shareholders' equity	8,446	9,857
Noncontrolling interests	244	231

Total equity	8,690	10,088

Total liabilities and equity	$21,432	$26,781

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$517	$207	$36
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment and goodwill charges	130	35	574
Foreign exchange loss (gain) on debt	(215)	(48)	(74)
Gain on sale of Brazilian fertilizer distribution business	—	(148)	—
Gains on sales of investments in affiliates	—	(3)	(85)
Gain on acquisition of controlling interest	—	—	(36)
Bad debt expense	30	26	115
Depreciation, depletion and amortization	607	568	570
Stock-based compensation expense	49	53	44
Deferred income tax expense/(benefit)	(90)	460	(35)
Other, net	(76)	—	2
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	108	148	(373)
Inventories	(161)	238	(1,567)
Secured advances to suppliers	21	(216)	(217)
Trade accounts payable	(100)	436	554
Advances on sales	78	309	38
Net unrealized gain/loss on derivative contracts	237	(71)	(112)
Margin deposits	(22)	57	(8)
Recoverable and income taxes, net	(59)	128	(7)
Accrued liabilities	367	(6)	177
Other, net	(22)	52	(53)

Cash provided by (used for) operating activities	1,399	2,225	(457)
INVESTING ACTIVITIES
Payments made for capital expenditures	(839)	(1,042)	(1,095)
Acquisitions of businesses (net of cash acquired)	(39)	(355)	(298)
Proceeds from the sale of Brazilian fertilizer distribution business	—	750	—
Proceeds from investments	282	134	108
Payments for investments	(196)	(68)	(83)
Proceeds from disposals of property, plant and equipment	22	11	28
Change in restricted cash	101	137	45
Proceeds from sales of investments in affiliates	—	47	483
Payments for investments in affiliates	(57)	(40)	(125)
Other, net	41	(3)	(30)

Cash provided by (used for) investing activities	(685)	(429)	(967)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(134)	(1,153)	630
Proceeds from short-term debt with maturities greater than 90 days	863	934	1,574
Repayments of short-term debt with maturities greater than 90 days	(667)	(737)	(1,385)
Proceeds from long-term debt	13,014	8,118	5,295
Repayments of long-term debt	(13,667)	(8,480)	(4,746)
Proceeds from sale of common shares	74	43	23
Repurchases of common shares	(300)	—	—
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(187)	(167)	(151)
Dividends paid to noncontrolling interests	(9)	(3)	(7)
Capital contributions (return of capital) from noncontrolling interests, net	6	(82)	14
Other, net	(17)	(4)	(7)

Cash provided by (used for) financing activities	(1,058)	(1,565)	1,206
Effect of exchange rate changes on cash and cash equivalents	(36)	(60)	(46)

Net increase (decrease) in cash and cash equivalents	(380)	171	(264)
Change in cash related to assets held for sale	—	2	(2)
Cash and cash equivalents, beginning of period	742	569	835

Cash and cash equivalents, end of period	$362	$742	$569

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(U.S. dollars in millions, except share data)

		Convertible Preference Shares
	Redeemable Non- Controlling Interests			Common Shares				Accumulated Other Comprehensive Income (Loss)
						Additional Paid-in Capital	Retained Earnings		Treasury Shares	Non- Controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2012	$—	6,900,000	$690	145,610,029	$1	$4,829	$6,917	$(610)	$(120)	$368	$12,075
Net income (loss)	(10)	—	—	—	—	—	64	—	—	(28)	36
Accretion of noncontrolling interest	2	—	—	—	—	2	—	—	—	—	2
Other comprehensive income (loss)	—	—	—	—	—	—	—	(800)	—	8	(792)
Dividends on common shares	—	—	—	—	—	—	(155)	—	—	—	(155)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Capital contributions from noncontrolling interests	1	—	—	—	—	—	—	—	—	13	13
Acquisition of Noncontrolling interest	45	—	—	—	—	—	—	—	—	40	40
Reversal of uncertain tax positions	—	—	—	—	—	12	—	—	—	—	12
Stock-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Issuance of common shares	—	—	—	738,470	—	22	—	—	—	—	22

Balance, December 31, 2012	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(34)	—	—	—	—	—	306	—	—	(99)	207
Accretion of noncontrolling interest	42	—	—	—	—	(42)	—	—	—	—	(42)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,162)	—	5	(1,157)
Dividends on common shares	—	—	—	—	—	—	(173)	—	—	—	(173)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Return of capital to noncontrolling interest	(9)	—	—	—	—	(8)	—	—	—	(65)	(73)
Reversal of uncertain tax positions	—	—	—	—	—	13	—	—	—	—	13
Stock-based compensation expense	—	—	—	—	—	53	—	—	—	—	53
Issuance of common shares	—	—	—	1,448,285	—	42	—	—	—	—	42

Balance, December 31, 2013	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(9)	—	—	—	—	—	515	—	—	2	517
Accretion of noncontrolling interests	14	—	—	—	—	(14)	—	—	—	—	(14)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(1,486)	—	(8)	(1,494)
Dividends on common shares	—	—	—	—	—	—	(192)	—	—	—	(192)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Acquisition of Noncontrolling interest	—	—	—	—	—	(23)	—	—	—	29	6
Stock-based compensation expense	—	—	—	—	—	49	—	—	—	—	49
Repurchase of common shares	—	—	—	(3,780,987)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	1,687,401	—	74	—	—	—	—	74

Balance, December 31, 2014	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—Bunge Limited, a Bermuda holding company, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge"), is an integrated, global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four principal business areas, which include five reportable segments: agribusiness, edible oil products, milling products, sugar and bioenergy and fertilizer.

        Agribusiness—Bunge's agribusiness segment is an integrated business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia-Pacific with merchandising and distribution offices throughout the world.

        Bunge's agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities, proprietary trading of foreign exchange and other financial instruments and developing private investment vehicles to invest in businesses complementary to Bunge's commodities operations.

        Edible Oil products—Bunge's edible oil products segment produces and sells edible oil products, such as packaged and bulk oils, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process. Bunge's edible oil products operations are located in North America, South America, Europe and Asia-Pacific.

        Milling products—Bunge's milling products segment includes wheat, corn and rice milling businesses, which purchase wheat, corn and rice directly from growers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers and other customers. Bunge's wheat milling activities are primarily in Mexico and Brazil. Corn and rice milling activities are in the United States.

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

        Fertilizer—Bunge's fertilizer segment operates primarily as a producer and blender of NPK (nitrogen, phosphate and potassium) fertilizer formulas, including phosphate based liquid and solid nitrogen fertilizers through its operations in Argentina to farmers and distributors in Argentina, Uruguay, Paraguay and Bolivia. This segment also includes the operations of fertilizer ports in Brazil and Argentina.

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

Fosfertil S.A., a phosphate and nitrogen producer. Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara International ASA ("Yara") in 2013, for $750 million in cash. As a result of the transaction, Bunge no longer has significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business (see Note 3).

        Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

        The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Rather, Bunge reflects these investments at fair value. In addition, certain of these consolidated funds have limited partner investors

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Trade Accounts Receivable and Secured Advances to Suppliers—Trade accounts receivable and secured advances to suppliers are stated at their historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes an allowance for uncollectible trade accounts receivable and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Inventories—Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. All of Bunge's readily marketable inventories are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

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

reclassified to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on forward rates, are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains (losses) in the consolidated statements of income.

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

        Useful lives for property, plant and equipment are as follows:

Years
Biological assets	5 - 6
Buildings	10 - 50
Machinery and equipment	7 - 25
Furniture, fixtures and other	3 - 20
Computer software	3 - 10

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

        Impairment of Investments in Affiliates—Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. Impairment charges for investments in affiliates are included within other income (expense)-net (see Note 10).

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 25). Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized based on the grant date fair value.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if it is determined that it is more likely than not that the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax (expense) benefit in the consolidated statements of income (see Note 14).

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

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $20 million, $19 million and $19 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        New Accounting Pronouncements—In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

        In February 2015, the FASB issued ASU (Topic 810) Consolidation—Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is allowed. Bunge is evaluating the expected impact of this standard on the consolidation of certain private equity and other investment funds related to its asset management business.

2. BUSINESS ACQUISITIONS

        In November 2014, Bunge and Asociación de Cooperativas Argentinas formed a new legal entity, Terminal de Fertilizantes Argentinos SA, which acquired the assets of the Mosaic Quebracho complex located in Puerto General San Martin, Argentina for $24 million in cash. Bunge has a 75% controlling interest and will consolidate this legal entity. The purchase price allocation resulted in $24 million of assets, primarily property, plant and equipment, including a single super phosphate production plant and a port strategically located in the up-river Parana region in Argentina.

        In February 2014, Bunge acquired the assets of Corn Flour Producers, LLC ("CFP") for $12 million in cash. The purchase price allocation resulted in $12 million, primarily property, plant and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BUSINESS ACQUISITIONS (Continued)

equipment, with the remainder in working capital. CFP produces corn flour products and is located in Indiana in the United States.

        In December 2013, Bunge acquired a wheat milling business in Mexico consisting of six wheat milling facilities for $312 million, for a purchase price of $216 million in cash, net of $7 million of cash acquired, and non-cash settlement of an existing loan from Bunge to the business of $96 million. The customers in this business are primarily in the Mexican food processing sector. The acquisition supports Bunge's strategy of growing its global presence in high growth, value-added food & ingredients businesses supplying food processing customers.

        The final purchase price of $312 million primarily included the allocation of $282 million to tangible assets. Goodwill of $61 million was assigned to the Mexico milling products operation which is non-deductible for income tax purposes and represents the excess of cost over the fair value of the net tangible and intangible assets acquired.

        In November 2013, Bunge acquired wheat milling assets in Brazil in its milling products segment for $35 million in cash. The final allocation of the purchase price based on the fair values of assets and liabilities acquired included $12 million allocated to property, plant and equipment, $8 million to other assets and $10 million to inventories, net of liabilities assumed of $2 million. The transaction also resulted in $7 million of goodwill allocated to the milling products operations in Brazil.

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

3. DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES

        On December 17, 2013, OCP Group ("OCP") and Bunge completed a transaction for OCP to acquire Bunge's 50% ownership interest in its Moroccan fertilizer joint venture for $37 million in cash. The joint venture, Bunge Maroc Phosphore S.A. was formed in 2008 to produce fertilizers in Morocco and to serve as an additional source of phosphate-based raw materials and intermediate products for Bunge's fertilizer businesses in South America.

        On August 8, 2013, Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara for $750 million in cash. As a result of the transaction, Bunge no longer has significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Bunge received cash proceeds of the Brazilian real equivalent of $750 million in cash upon closing the transaction, resulting in a gain of $148 million ($112 million net of tax) which is included in discontinued operations in the consolidated statement of income for the year ended December 31, 2013. Included in the gain are approximately $7 million of transaction costs incurred in connection with the divestiture and $41 million release of the cumulative translation adjustment associated with the disposed business.

        Additionally, in December 2012 Bunge sold its U.S. fertilizer distribution venture to its partner GROWMARK, Inc. and ceased its North American fertilizer distribution operations. The operating results of the Brazilian and North American fertilizer distribution businesses are reported within

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES (Continued)

income from discontinued operations, net of tax, in the consolidated statements of income and have been excluded from segment results for all periods presented (see Note 27).

        The following table summarizes the results from discontinued operations.

	Year Ended December 31,
(US$ in millions)	2013	2012
Net sales	$1,217	$2,503
Cost of goods sold	(1,138)	(2,498)

Gross profit	79	5
Selling, general and administrative expenses	(64)	(143)
Interest income	14	25
Interest expense	(9)	(23)
Foreign exchange gain (loss)	(7)	21
Other income (expenses)—net	(12)	(30)
Gain on sale of Brazilian fertilizer business	148	—

Income (loss) from discontinued operations before income tax	149	(145)
Income tax (expense) benefit	(52)	(197)

Income (loss) from discontinued operations, net of tax	$97	$(342)

4. TRADE STRUCTURED FINANCE PROGRAM

        Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit ("LCs") (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the consolidated balance sheets as of December 31, 2014 and December 31, 2013. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying consolidated statements of income.

        At December 31, 2014 and December 31, 2013, time deposits (with weighted-average interest rates of 7.95% and 8.36%, respectively) and LCs, including foreign exchange contracts, totaled $1,343 million and $4,470 million, respectively. In addition, at December 31, 2014 and December 31, 2013, the fair values of the time deposits (Level 2 measurements) totaled approximately $1,343 million and $4,470 million, respectively, and the fair values of the LCs, including foreign exchange contracts (Level 2 measurements), totaled approximately $1,353 million and $4,360 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were gains of $10 million and losses of $110 million at December 31, 2014 and December 31, 2013, respectively. Additionally, as of December 31, 2014, time deposits, LCs, and foreign exchange contracts of $1,496 million were presented net on the consolidated balance sheet as the criteria of ASC 210-20, Offsetting, had been met.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRADE STRUCTURED FINANCE PROGRAM (Continued)

        During the years ended December 31, 2014, 2013 and 2012, total proceeds from issuances of LCs were $4,178 million, $9,472 million and $5,210, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the program are included in operating activities in the consolidated statements of cash flows.

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

(US$ in millions)	December 31, 2014	December 31, 2013
Agribusiness(1)	$4,273	$4,498
Edible Oil Products(2)	411	487
Milling Products	198	210
Sugar and Bioenergy(3)	602	549
Fertilizer	70	52

Total	$5,554	$5,796

(1)
Includes readily marketable inventories of $4,125 million and $4,325 million at December 31, 2014 and December 31, 2013, respectively. Of these amounts $2,937 million and $2,927 million can be attributable to merchandising activities at December 31, 2014 and December 31, 2013, respectively.

(2)
Includes readily marketable inventories of bulk soybean and canola oil in the aggregate amount of $127 million and $138 million at December 31, 2014 and December 31, 2013, respectively.

(3)
Includes readily marketable inventories of $157 million and $137 million at December 31, 2014 and December 31, 2013, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	December 31, 2014	December 31, 2013
Prepaid commodity purchase contracts(1)	$153	$220
Secured advances to suppliers, net(2)	520	555
Unrealized gains on derivative contracts, at fair value	1,569	1,561
Recoverable taxes, net	349	442
Margin deposits(3)	323	305
Marketable securities, at fair value	108	162
Deferred purchase price receivable, at fair value(4)	78	96
Prepaid expenses	183	261
Other	522	835

Total	$3,805	$4,437

(1)
Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $2 million and $20 million at December 31, 2014 and December 31, 2013, respectively. Changes in the allowance for 2014 included primarily a reduction in the allowance resulting from recoveries of $7 million, and reclassifications to long-term of $8 million. Changes in the allowance for 2013 included an increase of $20 million for additional bad debt provisions and a reduction in the allowance for recoveries of $12 million.

Interest earned on secured advances to suppliers of $37 million, $32 million and $27 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively, is included in net sales in the consolidated statements of income.

(3)
Margin deposits include U.S. treasury securities at fair value and cash.

(4)
Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 18).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2014	2013
Land	$374	$395
Biological assets	569	501
Buildings	2,138	2,071
Machinery and equipment	5,129	5,135
Furniture, fixtures and other	415	423

	8,625	8,525
Less: accumulated depreciation and depletion	(3,758)	(3,591)
Plus: construction in progress	759	1,141

Total	$5,626	$6,075

        Bunge capitalized expenditures of $846 million, $1,001 million and $1,139 million during the years ended 2014, 2013 and 2012, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $6 million, $4 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation and depletion expense was $576 million, $524 million and $504 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. GOODWILL

        Bunge performs its annual goodwill impairment testing in the fourth quarter of each year. Step 1 of the goodwill impairment test compares the fair value of Bunge's reporting units to which goodwill has been allocated to the carrying values of those reporting units. The fair value of the agribusiness segment reporting unit is determined using a combination of two methods: estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) and a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). The market multiples are generally derived from public information related to comparable companies with operating and investment characteristics similar to those of the agribusiness reporting unit and from market transactions in the industry. The income approach estimates fair value by discounting a reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the respective business unit and includes, among other things, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment. For other reporting units, the estimated fair value of the reporting unit is determined utilizing a discounted cash flow analysis.

        There were no significant impairment charges resulting from Bunge's annual impairment testing of any of its reporting units goodwill for the years ended December 31, 2014 and 2013.

        For the year ended December 31, 2012, a very low level of market transactions in the sugar and bioenergy industry and consecutive years of weak sugarcane harvests that resulted from adverse weather conditions in 2012 and 2011 combined with low ethanol prices in Brazil, resulted in the estimated fair value of Bunge's sugar and bioenergy reporting unit being below book value. Step 2 of the analysis was

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL (Continued)

performed to measure the potential impairment. This analysis resulted in a pre-tax impairment charge of $514 million ($339 million, net of tax).

        Changes in the carrying value of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Goodwill, gross	$197	$101	$54	$514	$2	$868
Accumulated impairment losses	—	—	(3)	(514)	—	(517)

Balance, December 31, 2012, net	197	101	51	—	2	351

Goodwill acquired(1)	—	—	68	—	—	68
Tax benefit on goodwill amortization(2)	(5)	—	—	—	—	(5)
Foreign exchange translation	(18)	(2)	(2)	—	—	(22)

Goodwill, gross	174	99	120	514	2	909
Accumulated impairment losses	—	—	(3)	(514)	—	(517)

Balance, December 31, 2013, net	174	99	117	—	2	392

Goodwill acquired	—	—	6	—	—	6
Impairment	(2)	—	—	—	—	(2)
Tax benefit on goodwill amortization(2)	(5)	—	—	—	—	(5)
Foreign exchange translation	(14)	(13)	(15)	—	—	(42)

Goodwill, gross	155	86	111	514	2	868
Accumulated impairment losses	(2)	—	(3)	(514)	—	(519)

Balance, December 31, 2014, net	$153	$86	$108	$—	$2	$349

(1)
See Note 2.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER INTANGIBLE ASSETS

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2014	2013
Trademarks/brands, finite-lived	$192	$210
Licenses	11	12
Other	249	286

	452	508
Less accumulated amortization:
Trademarks/brands(1)	(70)	(63)
Licenses	(5)	(5)
Other	(121)	(114)

	(196)	(182)

Intangible assets, net of accumulated amortization	$256	$326

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

        In 2014, Bunge acquired $2 million of patents for developed technology. The amount was allocated to the agribusiness segment. Finite lives of these patents range from 10 to 17 years. In 2013, Bunge acquired $10 million of trademarks and $81 million of other intangible assets including $39 million of customer lists, $1 million of patents for developed technology and $41 million of favorable contractual arrangements. These amounts were allocated $40 million to the agribusiness segment and $51 million to the food and ingredients segment. Finite lives of these assets range from 5 to 20 years.

        Aggregate amortization expense was $32 million, $44 million and $34 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future aggregate amortization expense is $32 million for 2015 and approximately $32 million annually for 2016 through 2019.

10. IMPAIRMENTS

        Impairment—For the year ended December 31, 2014, Bunge recorded pre-tax, non-cash impairment charges of $111 million and $19 million in cost of goods sold and in selling, general and administrative expenses, respectively, in its consolidated statement of income. Of these amounts, $114 million relates to a Brazil sugarcane mill and a portion of the associated biological assets as well as agricultural machinery in the sugar and bioenergy segment and $5 million relates to the impairment of an investment in a biodiesel company in Europe. The fair values of the assets were determined utilizing discounted future expected cash flows and, in the case of the agricultural machinery, bids from prospective buyers.

        For the year ended December 31, 2013, Bunge recorded pre-tax, non-cash impairment charges of $21 million, $10 million and $3 million in cost of goods sold, selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statement of income. Of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. IMPAIRMENTS (Continued)

these amounts, $24 million relates to several agricultural, industrial assets and other fixed assets, primarily machinery held for sale in Brazil in the sugar and bioenergy segment. The fair values of the assets were determined utilizing future expected cash flows and bids from prospective buyers.

        For the year ended December 31, 2012, Bunge recorded pre-tax, non-cash impairment charges of $30 million and $19 million in selling, general and administrative expenses and other income (expense)-net, respectively, in its consolidated statement of income. These charges relate to affiliate loans and equity method investments in Europe and North America. Approximately $39 million and $10 million of the charges were included in the sugar and bioenergy and agribusiness segments, respectively. The fair values of these investments were determined utilizing discounted future expected cash flows.

        Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition at December 31, 2014, 2013 and 2012, respectively. For additional information on Level 1, 2 and 3 inputs see Note 15.

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2014				Impairment Losses Year ended December 31, 2014
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$33	$—	$—	$33	$(13)

Investment in affiliates	$17	$—	$—	$17	$(5)

Property, plant and equipment	$165	$—	$—	$165	$(110)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2013				Impairment Losses Year ended December 31, 2013
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$1	$—	$—	$1	$(2)

Affiliate loans	$4	$—	$—	$4	$(3)

Investment in affiliates	$—	$—	$—	$—	$(2)

Property, plant and equipment	$4	$—	$—	$4	$(22)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2012				Impairment Losses Year ended December 31, 2012
(US$ in millions)		Level 1	Level 2	Level 3
Affiliate loans	$15	$—	$—	$15	$(30)

Investment in affiliates	$31	$—	$—	$31	$(19)

Goodwill (See Note 8)	$—	$—	$—	$—	$(514)

11. INVESTMENTS IN AFFILIATES

        Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2014 are described

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INVESTMENTS IN AFFILIATES (Continued)

below. Note that in 2013, Bunge sold its 50% interest in Bunge Maroc Phosphore S.A., a joint venture to produce fertilizers in Morocco, to its partner in the venture, for $37 million, recognizing a pre-tax gain of $1 million, and also sold its 50% interest in Bunge Ergon Vicksburg, LLC, a corn based ethanol producer, to its partner for $10 million in cash, recognizing a $2 million pre-tax gain. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        PT Bumiraya Investindo—Bunge has a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

        Bunge-SCF Grain, LLC—Bunge has a 50% interest in Bunge-SCF Grain, LLC, a joint venture with SCF Agri/Fuels LLC that operates grain facilities along the Mississippi River.

        Caiasa—Paraguay Complejo Agroindustrial Angostura S.A—Bunge has a 33.33% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Commodities and Aceitera General Deheza S.A. ("AGD"), in Paraguay.

        Diester Industries International S.A.S. ("DII")—Bunge is a party to a joint venture with Société Diester Industrie S.A.S., a subsidiary of Sofiproteol, specializing in the production and marketing of biodiesel in Europe. Bunge has a 40% interest in DII.

        Terminal 6 S.A. and Terminal 6 Industrial S.A—Bunge has a joint venture in Argentina with AGD for the operation of the Terminal 6 port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD that operates a crushing facility located adjacent to the Terminal 6 port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.

        Augustea Bunge Maritime Ltd.—Bunge has a joint venture in Malta with Augustea Atlantica S.p.A. which was formed to acquire, own, operate, charter and sell dry-bulk ships. Bunge has a 49.15% interest in this joint venture.

Sugar and Bioenergy

        Solazyme Bunge Produtos Renovaveis Ltda. ("SB Oils")—In April 2012, Bunge entered into a joint venture with Solazyme Inc. for the production of renewable oils in Brazil, using sugar supplied by one of Bunge's mills. Bunge has a 49.9% interest in this entity.

        ProMaiz—Bunge has a joint venture in Argentina with AGD for the construction and operation of a corn wet milling facility. Bunge is a 50% owner in this joint venture.

        Southwest Iowa Renewable Energy, LLC ("SIRE")—Bunge is a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

(US$ in millions)	December 31, 2014	December 31, 2013
Recoverable taxes, net(1)	$337	$283
Judicial deposits(1)	159	153
Other long-term receivables	40	40
Income taxes receivable(1)	188	304
Long-term investments	263	296
Affiliate loans receivable, net	18	25
Long-term receivables from farmers in Brazil, net(1)	102	134
Other	154	176

Total	$1,261	$1,411

(1)
These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take in excess of five years.

        Recoverable taxes, net—Recoverable taxes are reported net of valuation allowances of $31 million and $57 million at December 31, 2014 and 2013, respectively.

        Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.

        Income taxes receivable—Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

        Long-term investments—Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge's consolidated financial statements. The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $208 million and $238 million at December 31, 2014 and December 31, 2013, respectively.

        Affiliate loans receivable, net—Affiliate loans receivable, net is primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

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

	December 31,
(US$ in millions)	2014	2013
Legal collection process(1)	$179	$213
Renegotiated amounts(2)	76	117

Total	$255	$330

(1)
All amounts in legal process are considered past due upon initiation of legal action.

(2)
All renegotiated amounts are current on repayment terms.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2014 and 2013 was $289 million and $363 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2014		December 31, 2013
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process	$164	$103	$139	$132
Renegotiated amounts	65	50	84	64
For which no allowance has been provided:
Legal collection process	15	—	74	—
Renegotiated amounts	11	—	33	—

Total	$255	$153	$330	$196

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2014	2013
Beginning balance	$196	$224
Bad debt provisions	11	23
Recoveries	(23)	(24)
Write-offs	(22)	(3)
Transfers(1)	10	5
Foreign exchange translation	(19)	(29)

Ending balance	$153	$196

(1)
Represents reclassifications from allowance for doubtful accounts-current for secured advances to suppliers.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	December 31, 2014	December 31, 2013
Accrued liabilities	$769	$792
Unrealized losses on derivative contracts at fair value	1,629	1,401
Advances on sales	392	330
Other	279	495

Total	$3,069	$3,018

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

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
United States	$315	$179	$215
Non-United States	419	835	157

Total	$734	$1,014	$372

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Current:(1)
United States	$(93)	$(33)	$(87)
Non-United States	(246)	(411)	(128)

	(339)	(444)	(215)

Deferred:
United States	(20)	(18)	22
Non-United States	110	(442)	199

	90	(460)	221

Total	$(249)	$(904)	$6

(1)
Included in current income tax expense are $(6) million, $32 million, and $7 million related to uncertain tax benefits for the years ended December 31, 2014, 2013 and 2012, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Reconciliation of the income tax (expense) benefit if computed at the U.S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Income from operations before income tax	$734	$1,014	$372
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(257)	(355)	(130)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	37	30	47
Valuation allowances	(112)	(642)	(1)
Goodwill amortization	—	1	29
Fiscal incentives(1)	41	48	51
Foreign exchange on monetary items	24	(13)	(12)
Tax rate changes	(4)	(5)	23
Non-deductible expenses	(38)	(44)	(6)
Uncertain tax positions	(2)	(32)	4
Deferred balance adjustments	(25)	(52)	(56)
Foreign income taxed in Brazil	93	136	46
Other	(6)	24	11

Income tax benefit (expense)	$(249)	$(904)	$6

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$1,125	$1,256
Property, plant and equipment	250	90
Employee benefits	100	68
Tax credit carryforwards	9	10
Inventories	34	49
Intangibles	153	263
Accrued expenses and other	629	697

Total deferred income tax assets	2,300	2,433
Less valuation allowances	(1,078)	(1,090)

Deferred income tax assets, net of valuation allowance	1,222	1,343

Deferred income tax liabilities:
Property, plant and equipment	409	277
Undistributed earnings of affiliates not considered permanently reinvested	10	22
Intangibles	112	115
Investments	40	97
Inventories	27	70
Accrued expenses and other	101	260

Total deferred income tax liabilities	699	841

Net deferred income tax assets	$523	$502

        Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        With respect to its unremitted earnings that are not considered to be indefinitely reinvested, Bunge has provided a deferred tax liability totaling $10 million and $22 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $978 million and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

        At December 31, 2014, Bunge's pre-tax loss carryforwards totaled $4,771 million, of which $2,690 million have no expiration, including loss carryforwards of $1,895 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

years. The remaining tax loss carryforwards expire at various periods beginning in 2015 through the year 2030.

        Income Tax Valuation Allowances—Bunge records valuation allowances when it is more likely than not that some portion or all of its deferred tax assets might not be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

        Bunge recorded an adjustment to the beginning-of-the-year balance of valuation allowances of $6 million and $512 million for the years ended December 31, 2014 and 2013, respectively. The 2014 net amount includes $15 million of charges related to full valuation allowances in certain legal entities, primarily in China, which were more than offset by $21 million of reversals of valuation allowances in certain Russian legal entities. For 2013, $464 million related to a full valuation allowance on deferred tax assets in Bunge's industrial sugar business in Brazil, resulting from increased cumulative losses, coupled with a negative market outlook, Brazil's existing energy policy, and Bunge's decision to commence comprehensive process to explore all alternatives to optimize the value of this business.

        Uncertain Tax Positions—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. At December 31, 2014 and 2013, respectively, Bunge had recorded uncertain tax positions of $81 million and $169 million in other non-current liabilities and $2 million and $2 million in current liabilities in its consolidated balance sheets. During 2014, 2013 and 2012, respectively, Bunge recognized $16 million, $10 million and $1 million of interest and penalty charges in income tax (expense) benefit in the consolidated statements of income. At December 31, 2014 and 2013, respectively, Bunge had included accrued interest and penalties of $26 million and $20 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2014	2013	2012
Balance at January 1,	$151	$104	$113
Additions based on tax positions related to the current year(1)	9	22	11
Additions based on tax positions related to prior years	16	48	8
Reductions for tax positions of prior years	(12)	(1)	(2)
Settlement or clarification from tax authorities	(79)	—	(3)
Expiration of statute of limitations	(1)	(21)	(22)
Foreign currency translation	(12)	(1)	(1)

Balance at December 31,	$72	$151	$104

(1)
Included in 2013 is $17 million related to business acquisitions completed during the year.

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. Bunge believes that it is reasonably possible that approximately $2 million of its unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2007 - 2014
South America	2005 - 2014
Europe	2006 - 2014
Asia-Pacific	2003 - 2014

        As of December 31, 2014 and 2013, Bunge had received from the Brazilian tax authorities proposed adjustments (reduced by existing net operating loss carryforwards) of 1,135 million and 1,163 million Brazilian reais ($427 million and $497 million), respectively plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of December 31, 2014 and, 2013, Bunge had recognized uncertain tax positions related to these tax assessments of 38 million and 192 million Brazilian reais ($14 million and $82 million), respectively. The Brazilian tax authorities commenced an audit of Bunge's largest Brazilian subsidiary for the tax years 2010, 2011, and 2012 in July of 2014.

        In addition, as of December 31, 2014 and 2013, Bunge's Argentine subsidiary had received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $51 million and $67 million, respectively), plus applicable interest on the outstanding amount due of approximately 907 million and 750 million Argentine pesos (approximately $106 million and $115 million, respectively). Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. It is likely that the tax authorities will also audit fiscal years 2010-2013, although no notice has been rendered to Bunge's Argentine subsidiary (see also Note 22).

        Bunge made cash income tax payments, net of refunds received, of $303 million, $156 million and $325 million during the years ended December 31, 2014, 2013 and 2012, respectively.

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 18 for deferred purchase price receivable related to sales of trade receivables. See Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments, see Note 17 for long-term debt and see Note 10 for other non-recurring fair value measurements. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        Fair value is the expected price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

        Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include exchange traded derivative contracts.

        Level 2: Observable inputs, including Level 1 prices (adjusted), quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include readily marketable inventories and over-the-counter ("OTC") commodity purchase and sale contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The following table sets forth, by level, Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2014				December 31, 2013
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,154	$255	$4,409	$—	$4,302	$298	$4,600
Trade accounts receivable(1)		23		23	—	5	1	6
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	10	—	10	—	7	—	7
Unrealized gain on undesignated derivative contracts(2):
Foreign exchange	5	361	—	366	5	346	—	351
Commodities	486	538	68	1,092	408	585	138	1,131
Freight	62	2	—	64	59	—	—	59
Energy	35	—	2	37	11	—	2	13
Deferred purchase price receivable (Note 18)	—	78	—	78	—	96	—	96
Other(3)	55	218	—	273	59	22	—	81

Total assets	$643	$5,384	$325	$6,352	$542	$5,363	$439	$6,344

Liabilities:
Trade accounts payable(1)	$—	$359	$33	$392	$—	$381	$76	$457
Unrealized loss on designated derivative contracts(4):
Foreign exchange	—	17	—	17	—	11	—	11
Unrealized loss on undesignated derivative contracts(4):
Foreign exchange	12	525	—	537	5	373	—	378
Commodities	426	432	59	917	361	439	89	889
Freight	64	—	3	67	81	—	14	95
Energy	80	1	10	91	11	—	17	28

Total liabilities	$582	$1,334	$105	$2,021	$458	$1,204	$196	$1,858

(1)
Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $23 million and $392 million, at December 31, 2014 and $6 million and $457 million at December 31, 2013, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at December 31, 2014 and December 31, 2013, respectively.

(3)
Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2014 and December 31, 2013, respectively.

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

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2014 and 2013, respectively.

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

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Receivable/ Payable, Net(2)	Total
Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and losses (realized/unrealized) included in cost of goods sold	92	75	(2)	165
Purchases	6	2,104	(5)	2,105
Sales	—	(2,635)	8	(2,627)
Issuances	19	—	(400)	(381)
Settlements	(206)	—	528	322
Transfers into Level 3	27	687	(11)	703
Transfers out of Level 3	40	(274)	(76)	(310)

Balance, December 31, 2014	$(2)	$255	$(33)	$220

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2014 and 2013 for Level 3 assets and liabilities that were held at December 31, 2014 and 2013.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2014
Cost of goods sold	$25	$(33)	$—	$(8)

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2013
Cost of goods sold	$135	$101	$(39)	$197

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

(2)
Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

        Interest rate derivatives—Bunge from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. Interest rate derivatives used by Bunge as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these interest rate derivatives agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge may enter into interest rate derivatives agreements for the purpose of managing certain of its interest rate exposures. Bunge may also enter into interest rate derivatives agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis derivatives agreements are recorded in earnings.

        Foreign exchange derivatives—Bunge uses a combination of foreign exchange forward, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges. Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

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

	December 31, 2014
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$(1)	$(268)	$289	Delta
Forwards	114	(15,711)	17,166	Notional
Futures	3	—	—	Notional
Swaps	—	(51)	56	Notional

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

        Commodity derivatives—Bunge uses commodity derivative instruments to manage its exposure to movements associated with agricultural commodity prices. Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts, but may also from time-to-time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

        The table below summarizes the volumes of open agricultural commodities derivative positions.

	December 31, 2014
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(4,117,688)	—	—	Metric Tons
Options	1,075,584	—	—	Metric Tons
Forwards	—	(29,839,608)	21,856,249	Metric Tons
Swaps	25,000	(221,533)	201,530	Metric Tons

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

recorded in earnings. There were no designated hedges at December 31, 2014 and December 31, 2013, respectively.

        The table below summarizes the open ocean freight positions.

	December 31, 2014
	Exchange Cleared	Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(1,784)	—	—	Hire Days
FFA Options	(532)	—	—	Hire Days

(1)
Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

        Energy derivatives—Bunge uses energy derivative instruments for various purposes including to manage its exposure to volatility in energy costs. Bunge's operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2014
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure(3)
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	3,230,000	—	—	MMBtus
Swaps	—	—	1,484,123	MMBtus
Options	361,235	—	—	MMBtus
Energy—Other
Futures	1,162,778	—	—	Metric Tons
Forwards	—	—	32,570,602	Metric Tons
Swaps	145,000	—	—	Metric Tons
Options	37,265	—	—	Metric Tons

(1)
Exchange traded and exchange cleared derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)
Million British Thermal Units (MMBtus) is the standard unit of measurement used to denote an amount of natural gas.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statements of income for the years ended December 31, 2014 and 2013.

		Gain or (Loss) Recognized in Income on Derivative Instruments
		December 31,
(US$ in millions)	Location	2014	2013
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$(8)	$—
Interest Rate	Other income (expense)—net	—	(7)
Foreign Exchange	Foreign exchange gains (losses)	(124)	(229)
Foreign Exchange	Cost of goods sold	91	(165)
Commodities	Cost of goods sold	(71)	651
Freight	Cost of goods sold	(4)	(20)
Energy	Cost of goods sold	(52)	—

Total		$(168)	$230

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income.

	Year Ended December 31, 2014
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)
		Gain or (Loss) Recognized in Accumulated OCI(1)			Gain or (Loss) Recognized in Income on Derivatives
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$384	$4	Foreign exchange gains (losses)	$9	Cost of goods sold	$—

Total	$384	$4		$9		$—

Net Investment Hedge:
Foreign Exchange(3)	$579	$18	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$579	$18		$—		$—

(1)
The gain (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2014, Bunge expects to reclassify into income in the next 12 months $4 million after-tax gain (loss) related to its foreign exchange cash flow and nil for net investment hedges.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

(3)
The foreign exchange contracts mature at various dates through February 2016.

	Year Ended December 31, 2013
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)
		Gain or (Loss) Recognized in Accumulated OCI(1)			Gain or (Loss) Recognized in Income on Derivatives
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$344	$(22)	Foreign exchange gains (losses)	$(12)	Foreign exchange gains (losses)	$—

Total	$344	$(22)		$(12)		$—

Net Investment Hedge:
Foreign Exchange(3)	$560	$22	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$560	$22		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2013, Bunge expected to reclassify into income in the next 12 months approximately $(22) million and zero after-tax gains (losses) related to its foreign exchange cash flow hedges and net investment hedges, respectively.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)
The foreign exchange contracts matured at various dates in 2014.

16. SHORT-TERM DEBT AND CREDIT FACILITIES

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2014 and 2013 was 4.33% and 6.99%, respectively.

	December 31,
(US$ in millions)	2014	2013
Lines of credit:
Unsecured, variable interest rates from 0.37% to 30.00%(1)	$594	$703

Total short-term debt	$594	$703

(1)
Includes $155 million and $285 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted-average interest rate of 11.95% and 14.91% as of December 31, 2014 and 2013, respectively.

        Bunge's commercial paper program is supported by an identical amount of committed back up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. On November 20, 2014, we entered into an unsecured $600 million five-year Liquidity Facility with certain lenders party thereto. The

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SHORT-TERM DEBT AND CREDIT FACILITIES (Continued)

Liquidity Facility replaced the then existing $600 million five-year liquidity facility, dated as of November 17, 2011. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2014, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility. At December 31, 2013, there was $100 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

        In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2014 and December 31, 2013, $50 million and $120 million were outstanding under these bilateral short-term credit lines, respectively. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $521 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2014 to support working capital requirements.

17. LONG-TERM DEBT AND CREDIT FACILITIES

        Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2014	2013
Revolving credit facilities	$538	$400
5.35% Senior Notes due 2014	—	500
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
3.20% Senior Notes due 2017	600	600
5.90% Senior Notes due 2017	250	250
8.50% Senior Notes due 2019	600	600
Consolidated investment fund debt(1)	195	334
Other	198	375

Subtotal	3,263	3,941
Less: Current portion of long-term debt	(408)	(762)

Total long-term debt	$2,855	$3,179

(1)
Consolidated investment fund debt matures at various dates through 2020 with no recourse to Bunge. Bunge elected to account for $195 million and $257 million at fair value as of December 31, 2014 and 2013, respectively, and the remaining is accounted for at amortized cost.

        The fair values of long-term debt, including current portion, at December 31, 2014 and 2013 were $3,468 million and $4,174 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2014			December 31, 2013
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)
Long-term debt, including current portion	$3,263	$3,273	$195	$3,941	$3,917	$257

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

        On December 12, 2014, Bunge entered into an unsecured five year multi-currency syndicated term loan agreement (the "Loan") in the Japanese loan market, with certain lenders party thereto. The Loan is comprised of three tranches: Tranche A of Japanese Yen 28.5 billion, bearing interest at 3 months LIBOR plus a margin of 0.75%; Tranche B of Japanese Yen 6 billion bearing a fixed interest rate of 0.96%; and Tranche C of $85 million bearing interest at 3 months LIBOR plus a margin of 1.30%. At December 31, 2014, there were no borrowings outstanding under the Loan.

        On November 20, 2014, Bunge entered into an unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto. Bunge has the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, each lender in its sole discretion may agree to any such request. The Credit Agreement replaced the then existing U.S. $1,085 million five-year revolving credit agreement, dated as of November 17, 2011. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75%, based on the credit ratings of Bunge's senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.10% to 0.25%, varying based on the Rating Level. Bunge may, from time-to-time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $500 million pursuant to an accordion provision. At December 31, 2014, there were no borrowings outstanding under the Credit Agreement.

        On June 17, 2014, Bunge increased pursuant to an accordion provision, the $665 million five-year syndicated revolving credit agreement with CoBank, ACB, (the "CoBank Facility") as administrative agent and certain lender party thereto to $865 million. Borrowings under the CoBank Facility will bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum, based on the credit ratings of Bunge's long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee at rates ranging from 0.125% to 0.275% per annum based likewise on the ratings of Bunge's long-term senior unsecured debt. At December 31, 2014, there was $338 million outstanding under the CoBank Facility.

        On March 17, 2014, Bunge entered into an unsecured $1,750 million three-year syndicated revolving credit facility (the "Facility") with certain lenders party thereto, maturing on March 17, 2017. Bunge has the option to request an extension of the maturity date on the Facility for two additional one-year periods, each lender in its sole discretion may agree to any such request. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Bunge will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date. Bunge may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At December 31, 2014, there were no borrowings outstanding under the Facility.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

        At December 31, 2014, Bunge had $4,477 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $126 million at December 31, 2014 have been mortgaged or otherwise collateralized against long-term debt of $62 million at December 31, 2014.

        Principal Maturities—Principal maturities of long-term debt at December 31, 2014 are as follows:

(US$ in millions)
2015	$408
2016	766
2017	938
2018	348
2019	611
Thereafter	179

Total(1)	$3,250

(1)
Excludes unamortized net gains of $13 million related to terminated interest rate swap agreements recorded in long-term portion of debt.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2014.

        During the years ended December 31, 2014, 2013 and 2012, Bunge paid interest, net of interest capitalized, of $223 million, $330 million and $259 million, respectively.

18. TRADE RECEIVABLES SECURITIZATION PROGRAM

        Bunge and certain of its subsidiaries participate in a trade receivables securitization program ("Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the Purchasers) that provides for funding up to $700 million against receivables sold into the Program. The program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.

        Bunge Finance B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the program. The program terminates on June 1,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. TRADE RECEIVABLES SECURITIZATION PROGRAM (Continued)

2016. However, each committed purchaser's commitment to fund trade receivables sold under the program will terminate on May 27, 2015 unless extended for an additional 364-day periods in accordance with the terms of the receivables transfer agreement. The trade receivables sold under the program are subject to specified eligibility criteria, including eligible currencies, country and obligor concentration limits.

        As of December 31, 2014, and 2013, $599 million and $696 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $12,030 million and $12,596 million for the years ended December 31, 2014 and 2013, respectively. In addition, cash collections from customers on receivables previously sold were $12,202 million and $12,769 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2014 and 2013 were $12,179 million and $12,779 million, respectively. These sales resulted in discounts of $7 million, $7 million and $8 million for the years ended December 31, 2014 and 2013 and 2012, respectively, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.

        Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), which at December 31, 2014 and December 31, 2013 had a fair value of $78 million and $96 million, respectively, and is included in other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2014 and 2013 were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

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

        Plan Amendments and Transfers In and Out—There were no significant amendments, settlements or transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2014 or 2013.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PENSION PLANS (Continued)

        The following table sets forth in aggregate the changes in the U.S. and foreign defined benefit pension plans' benefit obligations, assets and funded status at December 31, 2014 and 2013. A measurement date of December 31 was used for all plans.

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation at the beginning of year	$569	$607	$176	$163
Service cost	19	21	11	9
Interest cost	29	25	7	5
Plan curtailments	—	(2)	—	—
Actuarial (gain) loss, net	97	(65)	41	(5)
Employee contributions	—	—	4	3
Net transfers in (out)	—	—	—	4
Plan settlements	(1)	3	(1)	(9)
Effect of plan combinations	—	—	10	6
Benefits paid	(23)	(19)	(7)	3
Expenses paid	(1)	(1)	(2)	(2)
Impact of foreign exchange rates	—	—	(22)	(1)

Benefit obligation at the end of year	$689	$569	$217	$176

Change in plan assets:
Fair value of plan assets at the beginning of year	$454	$396	$153	$131
Actual return on plan assets	54	53	10	8
Employer contributions	4	25	14	16
Employee contributions	—	—	4	3
Plan settlements	(1)	—	(1)	(9)
Effect of plan combinations	—	—	7	5
Benefits paid	(23)	(19)	(7)	3
Expenses paid	(1)	(1)	(2)	(2)
Impact of foreign exchange rates	—	—	(15)	(2)

Fair value of plan assets at the end of year	$487	$454	$163	$153

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(202)	$(115)	$(54)	$(23)

Net (liability) asset recognized in the balance sheet	$(202)	$(115)	$(54)	$(23)

Amounts recognized in the balance sheet consist of:
Non-current assets	$3	$7	$9	$12
Current liabilities	(3)	(3)	(2)	(2)
Non-current liabilities	(202)	(119)	(61)	(33)

Net liability recognized	$(202)	$(115)	$(54)	$(23)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PENSION PLANS (Continued)

        Included in accumulated other comprehensive income at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service cost of $4 million ($2 million, net of tax) and unrecognized actuarial loss of $207 million ($134 million, net of tax). The prior service cost included in accumulated other comprehensive income that is expected to be recognized in net periodic benefit costs in 2015 is $1 million ($1 million, net of tax) and unrecognized actuarial loss of $12 million ($8 million, net of tax).

        Bunge has aggregated certain U.S. and foreign defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2014, the $689 million and $217 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $625 million and $145 million, which were in excess of the fair value of related plan assets of $420 million and $82 million. At December 31, 2013, the $569 million and $176 million projected benefit obligations for U.S. and foreign plans, respectively, include plans with projected benefit obligations of $498 million and $121 million, which were in excess of the fair value of related plan assets of $375 million and $85 million. The accumulated benefit obligation for the U.S. and foreign defined benefit pension plans, respectively, was $627 million and $187 million at December 31, 2014 and $521 million and $165 million at December 31, 2013.

        The following table summarizes information relating to aggregated U.S. and foreign defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
(US$ in millions)	2014	2013	2014	2013
Projected benefit obligation	$625	$498	$136	$38
Accumulated benefit obligation	$563	$449	114	$36
Fair value of plan assets	$420	$375	$76	$5

        The components of net periodic benefit costs are as follows for U.S. and foreign defined benefit pension plans:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
(US$ in millions)	2014	2013	2012	2014	2013	2012
Service cost	$19	$21	$18	$11	$9	$8
Interest cost	29	25	25	7	5	6
Expected return on plan assets	(33)	(30)	(26)	(7)	(5)	(6)
Amortization of prior service cost	1	1	2	—	—	—
Amortization of net loss	3	16	13	1	3	1
Curtailment loss	—	—	—	—	1	—
Settlement loss recognized	—	—	—	—	—	1
Special termination benefit	—	3	—	—	—	—

Net periodic benefit costs	$19	$36	$32	$12	$13	$10

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PENSION PLANS (Continued)

        The weighted-average actuarial assumptions used in determining the benefit obligation under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,		Foreign Pension Benefits December 31,
	2014	2013	2014	2013
Discount rate	4.2%	5.2%	2.4%	3.6%
Increase in future compensation levels	3.8%	3.8%	2.6%	2.7%

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the U.S. and foreign defined benefit pension plans are as follows:

	U.S. Pension Benefits December 31,			Foreign Pension Benefits December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	5.2%	4.2%	5.0%	3.8%	3.3%	4.2%
Expected long-term rate of return on assets	7.5%	7.5%	7.5%	4.3%	4.0%	4.6%
Increase in future compensation levels	3.8%	3.8%	3.8%	2.8%	3.0%	2.7%

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PENSION PLANS (Continued)

        The fair values of Bunge's U.S. and foreign defined benefit pension plans' assets at the measurement date, by category, are as follows:

	Fair Value Measurements at December 31, 2014
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$2	$1	$2	$1	$—	$—	$—	$—
Equities:
Mutual Funds(1)	309	59	309	1	—	58	—	—
Fixed income securities:
Mutual Funds(2)	176	87	89	3	87	84	—	—
Others(3)	—	16	—	2	—	14	—	—

Total	$487	$163	$400	$7	$87	$156	$—	$—

	Fair Value Measurements at December 31, 2013
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(US$ in millions) Asset Category	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits	U.S. Pension Benefits	Foreign Pension Benefits
Cash	$2	$9	$2	$9	$—	$—	$—	$—
Equities:
Mutual Funds(1)	297	58	297	1	—	57	—	—
Fixed income securities:
Mutual Funds(2)	155	80	77	5	78	75	—	—
Others(3)	—	6	—	—	—	6	—	—

Total	$454	$153	$376	$15	$78	$138	$—	$—

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

        Bunge expects to contribute $3 million and $12 million, respectively, to its U.S. and foreign-based defined benefit pension plans in 2015.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PENSION PLANS (Continued)

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to U.S. and foreign defined benefit pension plans:

(US$ in millions)	U.S. Pension Benefit Payments	Foreign Pension Benefit Payments
2015	$26	$9
2016	28	9
2017	30	9
2018	32	10
2019	35	9
2020 - 2024	201	45

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $12 million, $12 million and $14 million during the years ended December 31, 2014, 2013 and 2012, respectively.

20. POSTRETIREMENT HEALTHCARE BENEFIT PLANS

        Certain United States and Brazil based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. POSTRETIREMENT HEALTHCARE BENEFIT PLANS (Continued)

        The following table sets forth a reconciliation of the changes in the postretirement healthcare benefit plans' benefit obligations and funded status at December 31, 2014 and 2013. A measurement date of December 31 was used for all plans.

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
(US$ in millions)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation at the beginning of year	$14	$16	$54	$80
Plan amendments	(1)	—	—	—
Plan curtailments	—	—	(2)	(2)
Interest cost	1	1	6	6
Actuarial (gain) loss, net	—	(2)	11	(15)
Employee contributions	1	1	—	—
Benefits paid	(2)	(2)	(6)	(6)
Impact of foreign exchange rates	—	—	(8)	(9)

Benefit obligation at the end of year	$13	$14	$55	$54

Change in plan assets:
Employer contributions	$1	$1	$6	$6
Employee contributions	1	1	—	—
Benefits paid	(2)	(2)	(6)	(6)

Fair value of plan assets at the end of year	$—	$—	$—	$—

Funded status and net amounts recognized:
Plan assets (less than) of benefit obligation	$(13)	$(14)	$(55)	$(54)

Net (liability) recognized in the balance sheet	$(13)	$(14)	$(55)	$(54)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(1)	$(1)	$(5)	$(5)
Non-current liabilities	(12)	(13)	(50)	(49)

Net liability recognized	$(13)	$(14)	$(55)	$(54)

        Included in accumulated other comprehensive income at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax), and unrecognized actuarial gain (loss) of $2 million ($1 million, net of tax). Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement healthcare benefit plans in 2015.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. POSTRETIREMENT HEALTHCARE BENEFIT PLANS (Continued)

        The components of net periodic benefit costs for U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
(US$ in millions)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$—	$—	$1
Interest cost	1	1	1	6	6	9
Amortization of prior service cost	—	—	—	—	—	(7)
Amortization of net (gain) loss	(1)	(1)	—	(1)	1	8
Curtailment gain	—	—	—	(2)	(2)	—

Net periodic benefit costs	$—	$—	$1	$3	$5	$11

        The weighted-average discount rates used in determining the actuarial present value of the accumulated benefit obligations under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits December 31,		Foreign Postretirement Healthcare Benefits December 31,
	2014	2013	2014	2013
Discount rate	3.9%	4.7%	11.3%	11.4%

        The weighted-average discount rate assumptions used in determining the net periodic benefit costs under the U.S. and foreign postretirement healthcare benefit plans are as follows:

	U.S. Postretirement Healthcare Benefits Year Ended December 31,			Foreign Postretirement Healthcare Benefits Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.7%	3.8%	4.8%	11.4%	8.8%	10.3%

        At December 31, 2014, for measurement purposes related to U.S. plans, an 8.4% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015, decreasing to 4.5% by 2029, remaining at that level thereafter. At December 31, 2013, for measurement purposes related to U.S. plans, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014. For foreign plans, the assumed annual rate of increase in the per capita cost of covered healthcare benefits averaged 7.74% and 7.74% for 2014 and 2013, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. POSTRETIREMENT HEALTHCARE BENEFIT PLANS (Continued)

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost—U.S. plans	$—	$—
Effect on total service and interest cost—Foreign plans	$1	$(1)
Effect on postretirement benefit obligation—U.S. plans	$1	$(1)
Effect on postretirement benefit obligation—Foreign plans	$4	$(4)

        Bunge expects to contribute $2 million to its U.S. postretirement healthcare benefit plan and $6 million to its foreign postretirement healthcare benefit plans in 2015.

21. RELATED PARTY TRANSACTIONS

        On September 5, 2014, Bunge agreed to acquire Itochu Corporation's 20% interest in two sugarcane mills operating in the sugar and bioenergy segment in Brazil. Prior to this transaction, Bunge had an 80% interest in these entities which were consolidated. The acquisition of the minority interest resulted in a $23 million decrease to equity which represents the noncontrolling interests share.

        Notes receivable—At December 31, 2013, Bunge held a note receivable from Southwest Iowa Renewable Energy, a 25% owned United States investment having a carrying value of approximately $27 million. This note was renewed in August 2014 with interest payable at a rate of LIBOR plus 7.5% and fully repaid in December 2014.

        At December 31, 2014, Bunge held a note receivable from PT Bumiraya Investido, a 35% owned investment in Indonesia, having a carrying value of approximately $5 million and interest payable at a rate of 9.6%. This note matured in January 2014.

        Bunge holds a note receivable from DII, a 40% owned investment in France, having a carrying value of approximately $6 million at December 31, 2014 which matures in March 2015 with interest payable at a rate of 3.6%. Bunge held a note receivable having a carrying value of approximately $15 million at December 31, 2013 which matured in March 2014 with interest payable at a rate of 3.7%.

        Bunge holds a note receivable from Biodiesel Bilbao S.A., a 20% owned investment in Spain, having a carrying value of approximately $3 million at December 31, 2014 and 2013, respectively. This note matures in December 2015 with interest payable at a rate of 2.5%. In October 2013, Bunge recorded an impairment of $3 million related to the note receivable.

        Bunge has a note receivable from Senwes Limited, its partner in the Bunge Senwes joint venture in South Africa, having a carrying value of $9 million at December 31, 2014, and is included in other current assets in Bunge's consolidated balance sheets.

        In addition, Bunge held notes receivables from related parties totaling $11 million and $14 million at December 31, 2014, and 2013, respectively.

        Bunge has recognized interest income related to these notes receivable of approximately $1 million for December 31, 2014 and $2 million for each of the years ended December 31, 2013 and 2012,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. RELATED PARTY TRANSACTIONS (Continued)

respectively, in interest income in its consolidated statements of income. Notes receivable are included in other current assets or other non-current assets in the consolidated balance sheets, according to payment terms.

        Notes payable—Bunge holds a note payable with its joint venture Bunge SCF Grain LLC with a carrying value of $11 million at December 31, 2014. This note matures on March 21, 2017 with an interest rate of 1 month LIBOR and is included in other long-term liabilities in Bunge's consolidated balance sheet.

        Other—Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated ventures, totaling $746 million, $446 million and $685 million for the years ended December 31, 2014, 2013 and 2012, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated ventures, totaling $345 million, $440 million and $592 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, Bunge had approximately $75 million and $90 million of receivables from these ventures included in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2014 and 2013, Bunge had approximately $73 million and $29 million of payables to these ventures included in trade accounts payable in the consolidated balance sheets as of those dates.

        In addition, Bunge provided services during the years ended December 31, 2014, 2013 and 2012, to its unconsolidated ventures totaling $111 million, $81 million and $78 million, respectively, for services including primarily tolling and administrative support. Bunge believes all of these transaction values are similar to those that would be conducted with third parties.

22. COMMITMENTS AND CONTINGENCIES

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge's financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge's position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at December 31, 2014 and December 31, 2013 are the following amounts related to these matters:

(US$ in millions)	December 31, 2014	December 31, 2013
Tax claims	$225	$59
Labor claims	86	76
Civil and other claims	107	101

Total	$418	$236

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

        Tax claims—These tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements. On February 13, 2015 Brazil's Supreme Federal Court (the "Court") published a ruling that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours, are unconstitutional (see Note 29).

        In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge's sugar milling subsidiaries for the years 2010-2011 and proposed adjustments totaling approximately 45 million Brazilian reais (approximately $17 million as of December 31, 2014), plus applicable interest and penalties. Management, in consultation with external legal advisors, has determined that no reserves are required.

        In December 2012, July 2013 and November 2014, the Brazilian tax authorities concluded examinations of the PIS COFINS tax returns of one of Bunge's Brazilian subsidiaries for the years 2004-2007, 2008 and 2009, and proposed adjustments totaling approximately 430 million Brazilian reais (approximately $162 million as of December 31, 2014), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

        The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge's locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge's Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $51 million as of December 31, 2014), plus previously accrued interest on the outstanding amount due of approximately 907 million Argentine pesos (approximately $106 million as of December 31, 2014). Bunge's Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities and it is likely that the tax authorities will also audit fiscal years 2010-2013, although no notice has been rendered to Bunge's Argentine subsidiary. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge's locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of December 31, 2014, totaled approximately $176 million.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

In April 2012, the Argentine government suspended Bunge's Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge's subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge's business in Argentina. These actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

        Labor claims—The labor claims are principally claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2014:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$106
Residual value guarantee(2)	149

Total	$255

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2014, Bunge had no outstanding recorded obligation related to these guarantees.

(2)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At December 31, 2014, Bunge's recorded obligation related to these guarantees was $6 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries. At December 31, 2014, Bunge's consolidated balance sheet includes debt with a carrying amount of $3,284 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Future Minimum Payment Obligations
2015	$95	$110	$205
2016 and 2017	115	47	162
2018 and 2019	100	42	142
2020 and thereafter	128	154	282

Total	$438	$353	$791

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $98 million during the year ended December 31, 2014 and expects to receive payments of approximately $11 million in 2015, $5 million in 2016 and $2 million in 2017 under such relet agreements.

        Commitments—At December 31, 2014, Bunge had approximately $154 million of purchase commitments related to its inventories, $138 million of power supply contracts and $128 million of contractual commitments related to construction in progress.

23. EQUITY

        Share Repurchase Program—Bunge has established a program for the repurchase of up to $975 million of Bunge's issued and outstanding common shares. The program runs indefinitely. Bunge repurchased 3,780,987 common shares for $300 million during the year ended December 31, 2014. Total repurchases under the program from its inception on June 8, 2010 through December 31, 2014 were 12,428,846 shares for a total amount of $774 million. Bunge did not repurchase any shares under the program during the year ended December 31, 2013.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2014. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1220 common shares based on a conversion price of $89.1299 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,741,800 Bunge Limited common shares at December 31, 2014).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. EQUITY (Continued)

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2014, 2013 and 2012, Bunge recorded $34 million of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. EQUITY (Continued)

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012	$(460)	$(24)	$(124)	$(2)	$(610)
Other comprehensive income (loss) before reclassifications	(805)	5	(33)	11	(822)
Amount reclassified from accumulated other comprehensive income	—	22	—	—	22

Net-current period other comprehensive income (loss)	(805)	27	(33)	11	(800)

Balance, December 31, 2012	(1,265)	$3	(157)	9	(1,410)
Other comprehensive income (loss) before reclassifications	(1,217)	—	88	5	(1,124)
Amount reclassified from accumulated other comprehensive income (loss)	(4)	(25)	—	(9)	(38)

Net-current period other comprehensive income (loss)	(1,221)	(25)	88	(4)	(1,162)

Balance, December 31, 2013	(2,486)	$(22)	(69)	5	(2,572)
Other comprehensive income (loss) before reclassifications	(1,411)	21	(85)	(2)	(1,477)
Amount reclassified from accumulated other comprehensive income (loss)	—	(9)	—	—	(9)

Net-current period other comprehensive income (loss)	(1,411)	12	(85)	(2)	(1,486)

Balance, December 31, 2014	$(3,897)	$(10)	$(154)	$3	$(4,058)

(1)
Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe and Asia-Pacific. The functional currency of Bunge's subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign exchange translation gains (losses) are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

24. EARNINGS PER COMMON SHARE

        Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities and notes, if dilutive. The number of additional shares is calculated by assuming

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. EARNINGS PER COMMON SHARE (Continued)

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2014	2013	2012
Income from continuing operations	$485	$110	$378
Net (income) loss attributable to noncontrolling interests	(2)	99	28

Income (loss) from continuing operations attributable to Bunge	483	209	406

Other redeemable obligations(1)	(14)	(42)	(2)
Convertible preference share dividends	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	32	97	(342)

Net income (loss) available to Bunge common shareholders	$467	$230	$28

Weighted-average number of common shares outstanding:
Basic	146,209,508	147,204,082	146,000,541
Effect of dilutive shares:
—stock options and awards(2)	1,021,270	1,053,227	1,134,945
—convertible preference shares(3)	—	—	—

Diluted	147,230,778	148,257,309	147,135,486

Basic earnings per common share:
Net income (loss) from continuing operations	$2.98	$0.91	$2.53
Net income (loss) from discontinued operations	0.22	0.66	(2.34)

Net income (loss) to Bunge common shareholders—basic	$3.20	$1.57	$0.19

Diluted earnings per common share:
Net income (loss) from continuing operations	$2.96	$0.90	$2.51
Net income (loss) from discontinued operations	0.21	0.65	(2.32)

Net income (loss) to Bunge common shareholders—diluted	$3.17	$1.55	$0.19

(1)
Accretion of redeemable noncontrolling interest of $14 million, $42 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the years ended December 31, 2014, 2013 and 2012, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. EARNINGS PER COMMON SHARE (Continued)

(2)
The weighted-average common shares outstanding-diluted excludes approximately 2 million, 3 million and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Weighted-average common share outstanding-diluted for the years ended December 31, 2014, 2013 and 2012 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

25. SHARE-BASED COMPENSATION

        For the years ended December 31, 2014, 2013 and 2012, Bunge recognized approximately $49 million, $53 million and $44 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards in additional paid-in capital.

        2009 Equity Incentive Plan and Equity Incentive Plan—During the year ended December 31, 2009, Bunge established the 2009 Equity Incentive Plan (the "2009 EIP"), which was approved by shareholders at the 2009 annual general meeting. Under the 2009 EIP, the compensation committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants and independent contractors. Awards under the 2009 EIP may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Prior to May 8, 2009, the date of shareholder approval of the 2009 EIP, Bunge granted equity-based awards under the Equity Incentive Plan, a shareholder approved plan (the "Equity Incentive Plan"). Under the Equity Incentive Plan, the compensation committee of Bunge's Board of Directors was authorized to grant equity-based awards to officers, employees, consultants and independent contractors. The Equity Incentive Plan provided that awards may be in the form of stock options, restricted stock units (performance-based or time-vested) or other equity-based awards. Effective May 8, 2009, no further awards can be granted under the Equity Incentive Plan.

        (i) Stock Option Awards—Stock options to purchase Bunge Limited common shares are non-statutory and granted with an exercise price equal to the market value of Bunge Limited common shares on the date of the grant, as determined under the Equity Incentive Plan or the 2009 EIP, as applicable. Options expire ten years after the date of the grant and generally vest and become exercisable on a pro-rata basis over a three-year period on each anniversary of the date of the grant. Vesting may be accelerated in certain circumstances as provided in the Equity Incentive Plan and the 2009 EIP. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006, compensation expense is recognized on an accelerated basis over the vesting period of each grant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SHARE-BASED COMPENSATION (Continued)

        (ii) Restricted Stock Units—Performance-based restricted stock units and time-vested restricted stock units are granted at no cost to employees. Performance-based restricted stock units are awarded at the beginning of a three-year performance period and vest following the end of that three-year period. Performance-based restricted stock units fully vest on the third anniversary of the date of grant. Payment of the units is subject to Bunge attaining certain targeted cumulative earnings per share ("EPS") during the three-year performance period. Beginning in 2014, payment of the units is also subject to Bunge attaining certain average Return on Invested Capital ("ROIC") targets during the same three-year performance period. Targeted cumulative EPS under the Equity Incentive Plan or the 2009 EIP, as applicable, is based on income per share from continuing operations and targeted ROIC is based on ROIC adjusted for non-recurring charges and other one-time events at the discretion of the compensation committee. Vesting may be accelerated in certain circumstances as provided in the Equity Incentive Plan and the 2009 EIP. Payment of the award is calculated based on a sliding scale for each of cumulative EPS and average ROIC whereby 50% of the performance-based restricted stock unit award vests if the minimum performance target is achieved. No vesting occurs if actual performance is less than the minimum performance target. The award is capped at 200% of the grant for actual performance in excess of the maximum performance target for an award. Awards are paid solely in Bunge Limited common shares.

        Time-vested restricted stock units are subject to vesting periods varying from three to five years and vest on either a pro-rata basis over the applicable vesting period or 100% at the end of the applicable vesting period, as determined by the compensation committee at the time of the grant. Vesting may be accelerated in certain circumstances as provided in the Equity Incentive Plan and the 2009 EIP. Time-vested restricted stock units are paid in Bunge Limited common shares upon satisfaction of the applicable vesting terms.

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

        2007 Non-Employee Directors' Equity Incentive Plan—Bunge has established the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (the "2007 Directors' Plan"), a shareholder approved plan. Under the 2007 Directors' Plan, the compensation committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SHARE-BASED COMPENSATION (Continued)

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

        Non-Employee Directors' Equity Incentive Plan—Prior to the May 25, 2007 shareholder approval of the 2007 Directors' Plan, Bunge granted equity-based awards to its non-employee directors under the Non-Employee Directors' Equity Incentive Plan (the "Directors' Plan") which is also a shareholder approved plan. The Directors' Plan provides for awards of non-statutory stock options to non-employee directors. The options vest and are exercisable on the January 1st following the grant date. Vesting may be accelerated in certain circumstances as provided in the Directors' Plan. Compensation expense has been recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006 on an accelerated basis over the vesting period of each grant. Effective May 25, 2007, no further awards are granted under the Directors' Plan.

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

	December 31,
Assumptions:	2014	2013	2012
Expected option term (in years)	6.02	6.00	5.94
Expected dividend yield	1.51%	1.45%	1.48%
Expected volatility	40.91%	43.23%	44.26%
Risk-free interest rate	1.84%	1.01%	1.15%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SHARE-BASED COMPENSATION (Continued)

        A summary of option activity under the plans for the year ended December 31, 2014 is presented below:

Options	Shares	Weighted- Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,164,168	$69.30
Granted	891,975	79.33
Exercised	(1,406,385)	60.32
Forfeited or expired	(116,266)	82.98

Outstanding at December 31, 2014	4,533,492	$73.70	6.13	$85

Exercisable at December 31, 2014	3,034,910	$$72.53	4.92	$63

        The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $28.25, $26.95 and $25.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $34 million, $29 million and $19 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

        At December 31, 2014, $19 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan is expected to be recognized over the next two years.

        A summary of activity under Bunge's restricted stock unit plans for the year ended December 31, 2014 is presented below.

Restricted Stock Units	Shares	Weighted- Grant-Date Fair Value
Restricted stock units at January 1, 2014(1)	1,282,326	$71.07
Granted	510,573	79.26
Vested/issued(2)	(416,703)	71.32
Forfeited/cancelled(2)	(226,658)	71.74

Restricted stock units at December 31, 2014(1)	1,149,538	$74.49

(1)
Excludes accrued unvested dividends, which are payable in shares upon vesting of Bunge's common shares. At December 31, 2014, there were 16,699 unvested dividends accrued. Accrued unvested share dividends are revised upon non-achievement of performance targets.

(2)
During the year ended December 31, 2014, Bunge issued 416,703 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $79.33 per share. At December 31, 2014, Bunge has approximately 18,014 deferred common share units including common shares representing accrued dividends. During the year ended December 31, 2014, Bunge canceled approximately 191,161 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets and performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SHARE-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $79.26, $74.40 and $67.08, respectively.

        At December 31, 2014, there was approximately $35 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2014 was approximately $28 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are to be reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2014, 276,442 and 3,408,967 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

26. LEASE COMMITMENTS

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2014 are as follows:

(US$ in millions)	Minimum Lease Payments
2015	$223
2016	194
2017	131
2018	104
2019	77
Thereafter	274

Total	$1,003

        Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Rent expense	$259	$204	$189
Sublease income	(22)	(23)	(35)

Net rent expense	$237	$181	$154

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. LEASE COMMITMENTS (Continued)

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of six years and cover approximately 230,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane and sugar and ethanol council. During the years ended December 31, 2014, 2013 and 2012, Bunge made payments related to these agreements of $162 million, $169 million and $181 million, respectively. Of these amounts $95 million, $107 million and $127 million, respectively, were payments for advances on future production and $67 million, $62 million and $54 million, respectively, were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

27. SEGMENT INFORMATION

        Bunge has five reportable segments—agribusiness, edible oil products, milling products, sugar and bioenergy, and fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The edible oil products segment involves the processing, production and marketing of products derived from vegetable oils. The milling products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.

        The "Discontinued Operations & Unallocated" column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SEGMENT INFORMATION (Continued)

valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues" segments.

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated(1)	Total
2014
Net sales to external customers	$42,109	$7,972	$2,064	$4,542	$474	$—	$57,161
Inter-segment revenues	3,510	161	88	—	—	(3,759)	—
Gross profit	1,742	548	311	(41)	61	—	2,621
Foreign exchange gains (losses)	39	(4)	(8)	19	1	—	47
Noncontrolling interests(1)	(23)	(9)	—	(1)	(5)	36	(2)
Other income (expense)—net	8	5	(4)	10	(2)	—	17
Segment EBIT	890	58	131	(168)	45	—	956
Discontinued operations(2)	—	—	—	—	—	32	32
Depreciation, depletion and amortization	(240)	(96)	(47)	(208)	(16)	—	(607)
Investments in affiliates	178	—	—	116	—	—	294
Total assets	14,275	2,235	1,174	3,143	356	249	21,432
Capital expenditures	411	95	103	193	16	21	839
2013
Net sales to external customers	$45,507	$9,165	$2,012	$4,215	$448	$—	$61,347
Inter-segment revenues	4,978	138	9	61	3	(5,189)	—
Gross profit	1,797	540	262	92	69	—	2,760
Foreign exchange gains (losses)	41	5	(1)	3	5	—	53
Noncontrolling interests(1)	31	(7)	—	9	(5)	71	99
Other income (expense)—net	(2)	10	2	—	34	—	44
Segment EBIT	1,032	163	125	(60)	69	—	1,329
Discontinued operations(2)	—	—	—	—	—	97	97
Depreciation, depletion and amortization	(240)	(99)	(28)	(184)	(17)	—	(568)
Investments in affiliates	185	—	—	56	—	—	241
Total assets	18,898	2,420	1,242	3,512	353	356	26,781
Capital expenditures	395	146	56	346	23	76	1,042
2012
Net sales to external customers	$44,561	$9,472	$1,833	$4,659	$466	$—	$60,991
Inter-segment revenues	5,377	119	1	—	58	(5,555)	—
Gross profit	1,786	446	201	64	76	—	2,573
Foreign exchange gains (losses)	111	(8)	1	(15)	(1)	—	88
Noncontrolling interests(1)	(9)	2	—	25	(3)	13	28
Other income (expense)—net	(68)	(7)	—	(3)	(14)	—	(92)
Segment EBIT(3)	1,047	80	115	(637)	23	—	628
Discontinued operations(2)	—	—	—	—	—	(342)	(342)
Depreciation, depletion and amortization	(221)	(93)	(30)	(175)	(18)	—	(537)
Investments in affiliates	195	—	—	37	41	—	273
Total assets	18,178	2,723	806	3,691	972	910	27,280
Capital expenditures	365	179	27	421	31	72	1,095

(1)
Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(2)
Represents net income (loss) from discontinued operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SEGMENT INFORMATION (Continued)

(3)
During the year ended December 31, 2012, Bunge recorded a pre-tax impairment charge of $514 million in its sugar and bioenergy segment for the write-down of goodwill. In addition, Bunge recorded pre-tax impairment charges of $30 million and $19 million in selling, general and administrative expenses and other income (expense)—net, respectively related to the write-down of two separate affiliate loans to joint ventures and three separate equity method investments. Of these pre-tax impairment charges, $1 million and $9 million were allocated to the agribusiness segment in selling, general and administrative expenses and other income (expense)—net, respectively, and $29 million and $10 million was allocated to the sugar and bioenergy segment in selling, general and administrative expenses and other income (expense)—net, respectively.

        Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge's management to evaluate segment operating activities. Bunge's management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries.

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Total segment EBIT from continuing operations	$956	$1,329	$628
Interest income	87	76	53
Interest expense	(347)	(363)	(294)
Income tax (expense) benefit	(249)	(904)	6
Income (loss) from discontinued operations, net of tax	32	97	(342)
Noncontrolling interests' share of interest and tax	36	71	13

Net income attributable to Bunge	$515	$306	$64

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Agricultural commodities products	$42,109	$45,507	$44,561
Edible oil products	7,972	9,165	9,472
Wheat milling products	1,462	1,226	1,027
Corn milling products	602	786	806
Sugar and bioenergy products	4,542	4,215	4,659
Fertilizer products	474	448	466

Total	$57,161	$61,347	$60,991

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SEGMENT INFORMATION (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Net sales to external customers:
Europe	$18,234	$19,821	$19,475
United States	12,199	12,764	15,249
Brazil	10,422	9,679	8,583
Asia-Pacific	10,932	12,516	11,160
Argentina	1,857	2,609	3,059
Canada	1,784	2,220	2,322
Rest of world	1,733	1,738	1,143

Total	$57,161	$61,347	$60,991

	Year Ended December 31,
(US$ in millions)	2014	2013	2012
Long-lived assets(1):
Europe	$1,181	$1,301	$1,238
United States	1,022	965	987
Brazil	2,711	3,145	3,341
Asia-Pacific	572	565	512
Argentina	257	248	330
Canada	347	316	236
Rest of world	480	540	163

Total	$6,570	$7,080	$6,807

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2014
Net sales	$13,461	$16,793	$13,676	$13,231	$57,161
Gross profit	414	793	719	695	2,621
Income (loss) from discontinued operations, net of tax	(5)	15	27	(5)	32
Net income (loss)	(19)	277	304	(45)	517
Net income (loss) attributable to Bunge	(13)	288	294	(54)	515
Earnings per common share—basic(1)
Net income (loss)	$(0.13)	$1.89	$2.09	$(0.31)	$3.54

Net income (loss) from continuing operations	$(0.15)	$1.75	$1.77	$(0.39)	$2.98
Net income (loss) from discontinued operations	(0.03)	0.10	0.19	(0.04)	0.22

Net income (loss) to Bunge common shareholders	$(0.18)	$1.85	$1.96	$(0.43)	$3.20

Earnings per common share—diluted(1)
Net income (loss)	$(0.13)	$1.79	$1.97	$(0.31)	$3.51

Net income (loss) from continuing operations	$(0.15)	$1.71	$1.73	$(0.39)	$2.96
Net income (loss) from discontinued operations	(0.03)	0.10	0.17	(0.04)	0.21

Net income (loss) to Bunge common shareholders	$(0.18)	$1.81	$1.90	$(0.43)	$3.17

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	147,497,638	146,477,301	145,528,313	145,365,696	146,209,508
Weighted-average number of shares outstanding—diluted	147,497,638	155,039,427	154,189,825	146,458,981	147,230,778
Market price:
High	$81.92	$81.38	$86.36	$92.91
Low	$73.51	$74.68	$73.54	$80.97
2013
Net sales	$14,785	$15,491	$14,701	$16,370	$61,347
Gross profit	647	616	688	809	2,760
Income (loss) from discontinued operations, net of tax	(9)	1	103	2	97
Net income (loss)	148	122	(193)	130	207
Net income (loss) attributable to Bunge	180	136	(148)	138	306
Earnings per common share—basic(1)
Net income (loss)	$1.01	$0.83	$(1.31)	$0.88	$1.41

Net income (loss) from continuing operations	$1.22	$0.74	$(1.82)	$0.76	$0.91
Net income (loss) from discontinued operations	(0.06)	0.02	0.69	0.02	0.66

Net income (loss) to Bunge common shareholders	$1.16	$0.76	$(1.13)	$0.78	$1.57

Earnings per common share—diluted(1)
Net income (loss)	$1.00	$0.83	$(1.31)	$0.87	$1.40

Net income (loss) from continuing operations	$1.21	$0.74	$(1.82)	$0.75	$0.90
Net income (loss) from discontinued operations	(0.06)	0.01	0.69	0.03	0.65

Net income (loss) to Bunge common shareholders	$1.15	$0.75	$(1.13)	$0.78	$1.55

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	146,648,822	147,128,500	147,349,175	147,678,707	147,204,082
Weighted-average number of shares outstanding—diluted	147,867,817	147,873,841	147,349,175	148,803,918	148,257,309
Market price:
High	$79.92	$73.51	$79.15	$83.11
Low	$72.12	$66.40	$71.35	$76.11

(1)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2014 and 2013 does not equal the total computed for the year.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. Subsequent Events

        On February 13, 2015, Brazil's Supreme Federal Court (the "Court") published a ruling that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours are unconstitutional. The Court previously had announced this ruling on October 16, 2014. The case that was the subject of the ruling is considered to be a "leading case" having general precedent authority on lower court cases regarding these tax credits. The main issue in the case related to products and their inputs that are acquired at a certain ICMS tax rate from one state and sold at a lower ICMS tax rate in a different state. Companies have historically taken a tax credit for the difference of the ICMS rates in the different states. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. Management and its external legal advisors recognize that each case is unique, that certain facts in Bunge's cases may differ from the leading case and that state laws may differ. However, based on the ruling's general application across the staple foods industry in Brazil and based on an analysis of the ruling as published in relation to Bunge's pending state proceedings (without any evaluation of the future success of a recently filed motion to clarify or modulate the Court's ruling), management has evaluated the risk of loss and as a result of such evaluation, management has recorded a liability and a charge to earnings before income taxes of 468 million Brazilian reais (approximately $177 million as of December 31, 2014). Management intends to continue to vigorously defend against its pending state cases. It will likewise continue to evaluate its pending state cases relative to this leading case ruling and to monitor further actions in the leading case, including the pending motions for clarifications from the Court.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: February 27, 2015	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2015	By:	/s/ SOREN SCHRODER Soren Schroder Chief Executive Officer
February 27, 2015	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer
February 27, 2015	By:	/s/ KAREN D. ROEBUCK Karen D. Roebuck Controller and Principal Accounting Officer
February 27, 2015	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 27, 2015	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 27, 2015	By:	/s/ CAROL M. BROWNER Carol M. Browner Director

S-1

February 27, 2015	By:	/s/ FRANCIS COPPINGER Francis Coppinger Director
February 27, 2015	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
February 27, 2015	By:	/s/ WILLIAM ENGELS William Engels Director
February 27, 2015	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 27, 2015	By:	/s/ KATHLEEN HYLE Kathleen Hyle Director
February 27, 2015	By:	/s/ JOHN E. MCGLADE John E. McGlade Director
February 27, 2015	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Non-Executive Chairman and Director

S-2