Form 10-Q
period 2015-03-31
Bunge LTD
filed 2015-04-30
CIK 1144519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 143,609,451

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$10,806	$13,461
Cost of goods sold	(10,096)	(13,047)

Gross profit	710	414
Selling, general and administrative expenses	(331)	(366)
Interest income	11	19
Interest expense	(53)	(79)
Foreign exchange gains (losses)	(7)	22
Other income (expense) — net	1	6

Income from continuing operations before income tax	331	16
Income tax (expense) benefit	(85)	(30)

Income (loss) from continuing operations	246	(14)
Income (loss) from discontinued operations, net of tax	14	(5)

Net income (loss)	260	(19)
Net (income) loss attributable to noncontrolling interests	3	6

Net income (loss) attributable to Bunge	263	(13)
Convertible preference share dividends and other obligations	(14)	(14)

Net income (loss) available to Bunge common shareholders	$249	$(27)

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$1.61	$(0.15)
Net income (loss) from discontinued operations	0.10	(0.03)

Net income (loss) attributable to Bunge common shareholders	$1.71	$(0.18)

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$1.58	$(0.15)
Net income (loss) from discontinued operations	0.09	(0.03)

Net income (loss) attributable to Bunge common shareholders	$1.67	$(0.18)

Dividends per common share	$0.34	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$260	$(19)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,339)	131
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil in 2015 and $(8) in 2014	42	(13)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil in 2015 and 2014	13	1
Pension adjustment, net of tax (expense) benefit of nil in 2015 and 2014	3	—
Total other comprehensive income (loss)	(1,281)	119
Total comprehensive income (loss)	(1,021)	100
Less: comprehensive (income) loss attributable to noncontrolling interests	10	(2)
Total comprehensive income (loss) attributable to Bunge	$(1,011)	$98

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$380	$362
Time deposits under trade structured finance program (Note 4)	352	1,343
Trade accounts receivable (less allowances of $118 and $121) (Note 12)	1,502	1,840
Inventories (Note 5)	4,778	5,554
Deferred income taxes	247	177
Other current assets (Note 6)	3,831	3,805
Total current assets	11,090	13,081

Property, plant and equipment, net	5,079	5,626
Goodwill	318	349
Other intangible assets, net	266	256
Investments in affiliates	286	294
Deferred income taxes	381	565
Other non-current assets (Note 7)	1,061	1,261
Total assets	$18,481	$21,432
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$626	$594
Current portion of long-term debt (Note 11)	905	408
Letter of credit obligations under trade structured finance program (Note 4)	352	1,343
Trade accounts payable	3,155	3,248
Deferred income taxes	35	42
Other current liabilities (Note 9)	2,584	3,069
Total current liabilities	7,657	8,704
Long-term debt (Note 11)	2,337	2,855
Deferred income taxes	168	177
Other non-current liabilities	856	969

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	34	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2015 and 2014 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2015 — 143,601,072 shares, 2014 — 145,703,198 shares	1	1
Additional paid-in capital	5,070	5,053
Retained earnings	7,386	7,180
Accumulated other comprehensive income (loss) (Note 15)	(5,332)	(4,058)
Treasury shares, at cost - 2015 - 8,174,873 and 2014 - 5,714,273 shares, respectively	(620)	(420)
Total Bunge shareholders’ equity	7,195	8,446
Noncontrolling interests	234	244
Total equity	7,429	8,690
Total liabilities and equity	$18,481	$21,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$260	$(19)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	(225)	42
Bad debt expense	7	6
Depreciation, depletion and amortization	120	124
Stock-based compensation expense	13	18
Deferred income tax expense (benefit)	16	(11)
Other, net	(18)	(9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	221	(488)
Inventories	471	(658)
Secured advances to suppliers	(226)	(62)
Trade accounts payable and accrued liabilities	38	331
Net unrealized gain/loss on derivative contracts	(275)	(53)
Margin deposits	10	(115)
Other, net	(104)	(163)
Cash provided by (used for) operating activities	308	(1,057)
INVESTING ACTIVITIES
Payments made for capital expenditures	(117)	(165)
Acquisitions of businesses (net of cash acquired)	(48)	(12)
Proceeds from investments	60	30
Payments for investments	(71)	(39)
Payments for investments in affiliates	(10)	(13)
Other, net	(2)	(9)
Cash provided by (used for) investing activities	(188)	(208)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	67	334
Proceeds from short-term debt with maturities greater than 90 days	148	366
Repayments of short-term debt with maturities greater than 90 days	(143)	(71)
Proceeds from long-term debt	1,461	2,357
Repayments of long-term debt	(1,319)	(1,675)
Proceeds from sale of common shares	10	6
Repurchases of common shares	(200)	(92)
Dividends paid	(58)	(53)
Other, net	(1)	(14)
Cash provided by (used for) financing activities	(35)	1,158
Effect of exchange rate changes on cash and cash equivalents	(67)	(3)
Net increase (decrease) in cash and cash equivalents	18	(110)
Cash and cash equivalents, beginning of period	362	742
Cash and cash equivalents, end of period	$380	$632

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(5)	—	—	—	—	—	263	—	—	(3)	260
Accretion of noncontrolling interests	6	—	—	—	—	(6)	—	—	—	—	(6)
Other comprehensive income (loss)	(4)	—	—	—	—	—	—	(1,274)	—	(7)	(1,281)
Dividends on common shares	—	—	—	—	—	—	(49)	—	—	—	(49)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2,460,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	358,474	—	10	—	—	—	—	10
Balance, March 31, 2015	$34	6,900,000	$690	143,601,072	$1	$5,070	$7,386	$(5,332)	$(620)	$234	$7,429

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(5)	—	—	—	—	—	(13)	—	—	(6)	(19)
Accretion of noncontrolling interest	6	—	—	—	—	(6)	—	—	—	—	(6)
Other comprehensive income (loss)	—	—	—	—	—	—	—	111	—	8	119
Dividends on common shares	—	—	—	—	—	—	(44)	—	—	—	(44)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	—	—	—	—	18	—	—	—	—	18
Repurchase of common shares	—	—	—	(1,164,000)	—	—	—	—	(92)	—	(92)
Issuance of common shares	—	—	—	502,872	—	7	—	—	—	—	7
Balance, March 31, 2014	$38	6,900,000	$690	147,135,656	$1	$4,986	$6,826	$(2,461)	$(212)	$231	$10,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2014 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, forming part of Bunge’s 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In April 2015, the FASB issued Accounting Standards Update (“ASU”) (“Subtopic 835-30”) Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. The update requires retrospective application and is effective for fiscal years beginning after December 15, 2015, early adoption is permitted. The update will change the presentation of debt issuance costs on Bunge’s condensed consolidated balance sheets.

In February 2015, the FASB issued ASU (“Topic 810”) Consolidation-Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Management expects the adoption of this standard to result in the deconsolidation of investment funds in its asset management business and is evaluating the expected impact of this standard on the consolidation of certain other legal entities.

In May 2014, the FASB amended ASC (“Topic 605”) Revenue Recognition and created ASC (“Topic 606”) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Bunge is evaluating the expected impact of this standard on its condensed consolidated financial statements.

3.                                      BUSINESS ACQUISITIONS

On March 6, 2015, Bunge acquired the assets of Heartland Harvest, Inc. (“HHI”) for $48 million, including $41 million in cash and cash settlement of an existing third-party loan to HHI of $7 million. The preliminary purchase price allocation resulted in $15 million in property, plant and equipment, $2 million in inventory and $31 million of finite-lived intangible assets. HHI produces die cut pellets made of a variety of starches which are then expanded through popping, baking or frying in the production of certain lower fat snacks. HHI consists of one facility in the state of Illinois, United States.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

At March 31, 2015 and December 31, 2014, time deposits (with weighted-average interest rates of 8.09% and 8.77%, respectively) and LCs, including foreign exchange contracts totaled $352 million and $1,343 million, respectively. In addition, at March 31, 2015 and December 31, 2014, the fair values of the time deposits (Level 2 measurements) totaled approximately $352 million and $1,343 million, respectively, and the fair values of the LCs, including foreign exchange contracts (Level 2 measurements) totaled approximately $352 million and $1,353 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were nil and gains of $10 million at March 31, 2015 and December 31, 2014, respectively. Additionally, as of March 31, 2015 and December 31, 2014, time deposits, LCs, and foreign exchange contracts of $1,954 million and $1,496 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.

During the three months ended March 31, 2015 and 2014, total proceeds from issuances of LCs under the program were $884 million and $1,397 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the program are included in operating activities in the condensed consolidated statements of cash flows.

5.                                      INVENTORIES

Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, which are non-perishable with a high shelf life and exceptionally liquid due to their homogenous nature and widely available markets with international pricing mechanisms.  RMI are carried at fair value. All other inventories are carried at lower of cost or market.

	March 31,	December 31,
(US$ in millions)	2015	2014
Agribusiness (1)	$3,839	$4,273
Edible Oil Products (2)	406	411
Milling Products	168	198
Sugar and Bioenergy (3)	281	602
Fertilizer	84	70
Total	$4,778	$5,554

(1)             Includes RMI of $3,554 million and $4,125 million at March 31, 2015 and December 31, 2014, respectively.  Of these amounts $2,629 million and $2,937 million can be attributable to merchandising activities at March 31, 2015 and December 31, 2014, respectively.

(2)             Includes RMI of bulk soybean and canola oil in the aggregate amount of $116 million and $127 million at March 31, 2015 and December 31, 2014, respectively.

(3)             Includes sugar RMI of $132 million and $157 million at March 31, 2015 and December 31, 2014, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2015	2014
Prepaid commodity purchase contracts (1)	$222	$153
Secured advances to suppliers, net (2)	554	520
Unrealized gains on derivative contracts, at fair value	1,675	1,569
Recoverable taxes, net	292	349
Margin deposits	313	323
Marketable securities, at fair value	138	108
Deferred purchase price receivable, at fair value (3)	65	78
Prepaid expenses	162	183
Other	410	522
Total	$3,831	$3,805

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $2 million at March 31, 2015 and December 31, 2014.

Interest earned on secured advances to suppliers of $11 million for the three months ended March 31, 2015 and 2014 is included in net sales in the condensed consolidated statements of income.

(3)     Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2015	2014
Recoverable taxes, net (1)	$288	$337
Judicial deposits (1)	129	159
Other long-term receivables	32	40
Income taxes receivable (1)	256	188
Long-term investments	125	263
Affiliate loans receivable, net	17	18
Long-term receivables from farmers in Brazil, net (1)	85	102
Other	129	154
Total	$1,061	$1,261

(1)                   These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $25 million and $31 million at March 31, 2015 and December 31, 2014, respectively.

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

Long-term investments-Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s condensed consolidated financial statements. The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $74 million and $208 million at March 31, 2015 and December 31, 2014, respectively.

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

	March 31,	December 31,
(US$ in millions)	2015	2014
Legal collection process (1)	$159	$179
Renegotiated amounts (2)	56	76
Total	$215	$255

(1)       All amounts in legal process are considered past due upon initiation of legal action.

(2)       All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2015 and the year ended December 31, 2014 was $234 million and $289 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2015		December 31, 2014
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$143	$94	$164	$103
Renegotiated amounts	47	36	65	50
For which no allowance has been provided:
Legal collection process	16	—	15	—
Renegotiated amounts	9	—	11	—
Total	$215	$130	$255	$153

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended
	March 31,
(US$ in millions)	2015	2014
Beginning balance	$153	$196
Bad debt provisions	1	2
Recoveries	(2)	(2)
Write-offs	—	(21)
Transfers (1)	4	4
Foreign exchange translation	(26)	6
Ending balance	$130	$185

(1)       Represents reclassifications from allowances for doubtful accounts-current for secured advances to suppliers.

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

For the three months ended March 31, 2015 and 2014, income tax expense related to continuing operations was $85 million and $30 million, respectively. The related effective tax rates were 26% and 187%. The higher effective tax rate for the three months ended March 31, 2014, resulted mainly from low net earnings that included profits in higher tax jurisdictions that were largely offset by losses in entities where no tax benefit is recorded as these entities, primarily in Bunge’s sugar and bioenergy segment, have cumulative losses.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. While it is difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

As of March 31, 2015 and December 31, 2014, Bunge had received from the Brazilian tax authorities proposed adjustments (reduced by existing net operating loss carryforwards) totaling an aggregate amount of 1,135 million Brazilian reais ($354 million and $427 million, respectively) plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2009. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of March 31, 2015 and December 31, 2014, Bunge had recognized uncertain tax positions related to these tax assessments of 38 million Brazilian reais ($12 million and $14 million, respectively). In 2014, the Brazilian tax authorities commenced an audit of Bunge’s largest Brazilian subsidiary for the tax years 2010, 2011 and 2012.

In addition, as of March 31, 2015 and December 31, 2014, Bunge’s Argentine subsidiary had received income tax assessments relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $49 million and $51 million, respectively), plus applicable interest on the outstanding amount due of approximately 946 million and 907 million Argentine pesos as of March 31, 2015 and December 31, 2014, (approximately $107 million and $106 million, respectively). Management, in consultation with external legal advisors, has received and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the proposed adjustments. Fiscal years 2008 and 2009 are currently being audited by the tax authorities (see also Note 14).

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2015	2014
Accrued liabilities	$603	$769
Unrealized losses on derivative contracts at fair value	1,444	1,629
Advances on sales	282	392
Other	255	279
Total	$2,584	$3,069

10.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 12 for deferred purchase price receivable (“DPP”) related to sales of trade receivables. See Note 7 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 11 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2015				December 31, 2014
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,127	$675	$3,802	$—	$4,154	$255	$4,409
Trade accounts receivable(1)		1		1	—	23	—	23
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	61	—	61	—	10	—	10
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	—	368	—	368	5	361	—	366
Commodities	463	581	118	1,162	486	538	68	1,092
Freight	74	—	1	75	62	2	—	64
Energy	9	—	—	9	35	—	2	37
Deferred purchase price receivable (Note 12)	—	65	—	65	—	78	—	78
Other (3)	98	163	—	261	55	218	—	273
Total assets	$644	$4,366	$794	$5,804	$643	$5,384	$325	$6,352
Liabilities:
Trade accounts payable(1)	$—	$305	$489	$794	$—	$359	$33	$392
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	53	—	53	—	17	—	17
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	—	408	—	408	12	525	—	537
Commodities	440	409	36	885	426	432	59	917
Freight	76	—	1	77	64	—	3	67
Energy	17	1	3	21	80	1	10	91
Total liabilities	$533	$1,176	$529	$2,238	$582	$1,334	$105	$2,021

(1)             Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $1 million and $794 million, at March 31, 2015 and $23 million and $392 million at December 31, 2014, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at March 31, 2015 and December 31, 2014, respectively.

(3)            Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at March 31, 2015 and December 31, 2014, respectively.

Derivatives — Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other over-the-counter (“OTC”) derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2015 and December 31, 2014.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2015	$(2)	$255	$(33)	$220
Total gains and (losses), realized/unrealized included in cost of goods sold	92	20	—	112
Purchases	—	482	(1)	481
Sales	—	(310)	—	(310)
Issuances	—	—	(285)	(285)
Settlements	(18)	—	—	(18)
Transfers into Level 3	1	316	(171)	146
Transfers out of Level 3	6	(88)	1	(81)
Balance, March 31, 2015	$79	$675	$(489)	$265

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and (losses), realized/unrealized included in cost of goods sold	65	12	—	77
Purchases	13	1,089	(1)	1,101
Sales	(4)	(377)	8	(373)
Issuances	—	—	(393)	(393)
Settlements	(32)	—	(1)	(33)
Transfers into Level 3	(16)	127	(7)	104
Transfers out of Level 3	8	(74)	6	(60)
Balance, March 31, 2014	$54	$1,075	$(463)	$666

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)          Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2015 and 2014 for Level 3 assets and liabilities that were held at March 31, 2015 and 2014:

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2015
Cost of goods sold	$21	$(20)	$—	$1

Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2014
Cost of goods sold	$93	$56	$(51)	$98

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

Interest rate derivatives - Bunge from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. Interest rate derivatives used by Bunge as hedging instruments are recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these interest rate derivative agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. Bunge may enter into interest rate derivatives agreements for the purpose of managing certain of its interest rate exposures. Bunge may also enter into interest rate derivatives agreements that do not qualify as hedges for accounting purposes. Changes in fair value of such interest rate basis derivatives agreements are recorded in earnings.

Foreign exchange derivatives - Bunge uses a combination of foreign exchange forward, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges.  Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2015
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$(4)	$(537)	$431	Delta
Forwards	—	(16,860)	16,285	Notional
Futures	(46)	—	—	Notional
Swaps	—	(17)	25	Notional

(1)             Exchange traded derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Commodity derivatives - Bunge uses commodity derivative instruments to manage its exposure to movements associated with agricultural commodity prices. Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts, but may also from time-to-time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for the majority of its commodity contracts as hedges. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(4,124,488)	—	—	Metric Tons
Options	(186,720)	—	—	Metric Tons
Forwards	—	(28,547,125)	25,922,202	Metric Tons
Swaps	—	—	2,430,880	Metric Tons

(1)             Exchange traded derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at March 31, 2015 and December 31, 2014, respectively.

The table below summarizes the open ocean freight positions.

	March 31, 2015
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(693)	—	—	Hire Days
FFA Options	(270)	—	—	Hire Days

(1)             Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses energy derivative instruments for various purposes including to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.

The table below summarizes the open energy positions.

	March 31, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	1,900,000	—	—	MMBtus
Swaps	—	—	709,953	MMBtus
Options	—	—	—	MMBtus

Energy—Other
Futures	(5,045)	—	—	Metric Tons
Forwards	—	—	26,759,931	Metric Tons
Swaps	220,000	—	—	Metric Tons
Options	(3,021)	—	—	Metric Tons

(1)             Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)             Million British Thermal Units (MMBtus) is the standard unit of measurement used to denote an amount of natural gas.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)	Location	2015	2014
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$(262)	$77
Foreign Exchange	Cost of goods sold	(85)	160
Commodities	Cost of goods sold	327	(541)
Freight	Cost of goods sold	1	(23)
Energy	Cost of goods sold	(1)	—
Total		$(20)	$(327)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income three months ended March 31, 2015.

	Three Months Ended March 31, 2015
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$329	$(53)	Foreign exchange gains (losses)	$(13)	Foreign exchange gains (losses)	$—
Total	$329	$(53)		$(13)		$—

Net Investment Hedge:
Foreign Exchange (3)	$1,249	$95	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,249	$95		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2015, Bunge expects to reclassify into income in the next 12 months approximately $(53) million of after-tax gain (loss) related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2015 and 2016.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$349	$15	Foreign exchange gains (losses)	$(1)	Foreign exchange gains (losses)	$—
Total	$349	$15		$(1)		$—

Net Investment Hedge:
Foreign Exchange (3)	$566	$(28)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$566	$(28)		$—		$—

(1)         The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2014, Bunge expected to reclassify into income in the next 12 months approximately $15 million of after-tax gains (losses) related to its foreign exchange cash flow hedges.

(2)         There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)         The foreign exchange contracts matured at various dates in 2014.

11.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2015, there were no amounts outstanding under the commercial paper program and the Liquidity Facility.

At March 31, 2015, Bunge had $4,715 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2015			December 31, 2014
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$3,242	$3,372	$52	$3,263	$3,273	$195

12.         TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding up to $700 million against receivables sold into the Program.

As of March 31, 2015 and December 31, 2014, $499 million and $599 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $2,517 million and $3,007 million for the three months ended March 31, 2015 and 2014, respectively.  In addition, cash collections from customers on receivables previously sold were $2,686 million and $3,066 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund the sale of new receivables. Gross receivables sold under the Program for the three months ended March 31, 2015 and 2014 were $2,609 million and $3,115 million, respectively. These sales resulted in discounts of $2 million for each of the three month periods ended March 31, 2015 and 2014, which were included in SG&A in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at March 31, 2015 and December 31, 2014 had a fair value of $65 million and $78 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the three months ended March 31, 2015 and 2014 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $270 million and $243 million for the three months ended March 31, 2015 and 2014, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $126 million and $112 million for the three months ended March 31, 2015 and 2014, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at March 31, 2015 and December 31, 2014 are the following amounts related to these matters:

	March 31,	December 31,
(US$ in millions)	2015	2014
Tax claims	$188	$225
Labor claims	76	86
Civil and other claims	92	107
Total	$356	$418

Tax claims — These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the condensed consolidated financial statements.

On February 13, 2015, Brazil’s Supreme Federal Court (the “Court”) published a ruling that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours are unconstitutional. The Court previously had announced this ruling on October 16, 2014. The case that was the subject of the ruling is considered to be a “leading case” having general precedent authority on lower court cases regarding these tax credits. The main issue in the case related to products and their inputs that are acquired at a certain ICMS tax rate in one state and sold at a lower ICMS tax rate in a different state. Companies have historically taken a tax credit for the difference of the ICMS rates in the different states. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. Management and its external legal advisors recognize that each case is unique, that certain facts in Bunge’s cases may differ from the leading case and that state laws may differ. However, based on the ruling’s general application across the staple foods industry in Brazil and based on an analysis of the ruling as published in relation to Bunge’s pending state proceedings (without any evaluation of the future success of a recently filed motion to clarify or modulate the Court’s ruling), management has evaluated the risk of loss and as a result of such evaluation,  management recorded a liability of 468 million Brazilian reais (approximately $146 million and $177 million as of March 31, 2015 and December 31, 2014, respectively). Management intends to continue to vigorously defend against its pending state cases. It will likewise continue to evaluate its pending state cases relative to this leading case ruling and to monitor further actions in the leading case, including the pending motions for clarifications from the Court.

In December 2012, July 2013 and November 2014, the Brazilian tax authorities concluded examinations of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2009, and proposed adjustments totaling approximately 430 million Brazilian reais (approximately $134 million and $162 million as of March 31, 2015 and December 31, 2014, respectively), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $49 million as of March 31, 2015), plus previously accrued interest on the outstanding amount due of approximately 946 million Argentine pesos (approximately $107 million as of March 31, 2015). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of March 31, 2015, totaled approximately $183 million. Bunge is challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$106
Residual value guarantee (2)	149
Total	$255

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2015, Bunge had no outstanding recorded obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At March 31, 2015, Bunge’s recorded obligation related to these guarantees was $6 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At March 31, 2015, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $3,403 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program — Bunge has established a program for the repurchase of up to $975 million of Bunge’s issued and outstanding common shares. The program was completed during the three months ended March 31, 2015 with the repurchase during the period of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(1,332)	42	3	—	(1,287)
Amount reclassified from accumulated other comprehensive income	—	13	—	—	13
Balance, March 31, 2015	$(5,229)	$45	$(151)	$3	$(5,332)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2014	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	123	(13)	—	—	110
Amount reclassified from accumulated other comprehensive income	—	1	—	—	1
Balance, March 31, 2014	$(2,363)	$(34)	$(69)	$5	$(2,461)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2015	2014
Income (loss) from continuing operations	$246	$(14)
Net (income) loss attributable to noncontrolling interests	3	6
Income (loss) from continuing operations attributable to Bunge	249	(8)
Other redeemable obligations (1)	(6)	(6)
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	14	(5)
Net income (loss) available to Bunge common shareholders	$249	$(27)

Weighted-average number of common shares outstanding:
Basic	145,164,587	147,497,638
Effect of dilutive shares:
—stock options and awards (2)	911,326	—
—convertible preference shares	7,741,800	—
Diluted	153,817,713	147,497,638

Basic earnings per common share:
Net income (loss) from continuing operations	$1.61	$(0.15)
Net income (loss) from discontinued operations	0.10	(0.03)
Net income (loss) attributable to Bunge common shareholders—basic	$1.71	$(0.18)

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.58	$(0.15)
Net income (loss) from discontinued operations	0.09	(0.03)
Net income (loss) attributable to Bunge common shareholders—diluted	$1.67	$(0.18)

(1)       Accretion of redeemable noncontrolling interest of $6 million and $6 million for the three months ended March 31, 2015 and 2014, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three months ended March 31, 2015, and 2014, respectively.

(2)       Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2015. For the three months ended March 31, 2015, the effect of approximately 1 million incremental common shares and approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were dilutive and included in the weighted-average number of common shares outstanding.

Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2014. For the three months ended March 31, 2014, the effect of approximately 1 million incremental common shares and approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding.

17.                               SEGMENT INFORMATION

Bunge has five reportable segments - agribusiness, edible oil products, milling products, sugar and bioenergy, and fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The edible oil products segment involves the processing, production and marketing of products derived from vegetable oils. The milling products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The sugar and bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
March 31, 2015	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$7,911	$1,648	$446	$747	$54	$—	$10,806
Inter—segment revenues	769	37	36	3	—	(845)	—
Gross profit	506	114	70	21	(1)	—	710
Foreign exchange gains (losses)	(2)	5	(2)	(8)	—	—	(7)
Noncontrolling interests	2	(2)	—	—	—	3	3
Other income (expense) — net	8	—	(1)	(6)	—	—	1
Segment EBIT (2)	330	36	36	(23)	(6)	—	373
Discontinued operations (3)	—	—	—	—	—	14	14
Depreciation, depletion and amortization	(58)	(22)	(11)	(25)	(4)	—	(120)
Total assets	12,113	2,147	1,156	2,524	332	209	18,481

Three Months Ended March 31, 2014
Net sales to external customers	$10,093	$1,928	$535	$844	$61	$—	$13,461
Inter—segment revenues	849	37	—	—	1	(887)	—
Gross profit	253	121	69	(36)	7	—	414
Foreign exchange gains (losses)	16	1	—	5	—	—	22
Noncontrolling interests	2	(3)	—	1	(1)	7	6
Other income (expense) — net	—	2	—	5	(1)	—	6
Segment EBIT (2)	79	22	32	(64)	6	—	75
Discontinued operations (3)	—	—	—	—	—	(5)	(5)
Depreciation, depletion and amortization	(56)	(24)	(11)	(29)	(4)	—	(124)
Total assets	19,469	2,485	1,314	3,546	299	321	27,434

(1)             Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest and discontinued operations of Brazilian fertilizer distribution business and certain asset management operations.

(2)             Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities.  Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.

(3)             Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2015	2014
Total segment EBIT from continuing operations	$373	$75
Interest income	11	19
Interest expense	(53)	(79)
Income tax (expense) benefit	(85)	(30)
Income (loss) from discontinued operations, net of tax	14	(5)
Noncontrolling interests’ share of interest and tax	3	7
Net income (loss) attributable to Bunge	$263	$(13)

18.                               SUBSEQUENT EVENT

On April 15, 2015, G3 Global Grain Group Limited (“G3”), a newly created joint venture between Bunge and Saudi Arabia Agriculture and Livestock Investment Company, entered into an agreement to acquire 50.1% of The Canadian Wheat Board (“CWB”) for 250 million Canadian dollars (approximately $200 million at April 15, 2015), subject to certain closing conditions and adjustments.  The remaining 49.9% interest is to be held by a trust for the benefit of Canadian farmers.  Bunge’s export facility and grain elevators in the province of Quebec will be part of the transaction.  The transaction is the privatization of the CWB and is expected to close in July, 2015.

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2015 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness - EBIT for the first quarter of 2015 was $330 million compared to $79 million in the first quarter of 2014. Agribusiness had a strong first quarter in both our oilseeds and grains businesses. In oilseeds, North American processing and global oilseed trading & distribution were the largest contributors to the improved performance. Results on processing in North America benefitted from high crush margins resulting from strong global demand and higher volumes. Results in our trading & distribution business were higher as we executed oilseed export programs at attractive margins. Processing results in Brazil were good. Higher soybean processing results in Europe were more than offset by weak softseed performance caused by slow farmer selling. Results in Asia were higher as soy processing margins in China improved from the depressed levels seen for most of 2014. In Grains, higher results in the quarter were largely due to improved performance in global trading & distribution, which benefitted from improved risk management and lower ocean freight costs.  Grain origination results in Brazil were strong, having experienced a significant pick up in volume during March with the devaluation of the Brazilian real, but were lower than last year.  Grain origination results in most other regions were down, primarily due to slow farmer selling. In the first quarter, we realized approximately $70 million of gains from mark-to-market reversals on contracts.

Edible oil products - EBIT for the first quarter of 2015 was $36 million compared to $22 million in the same period last year. Results in the quarter were significantly higher than the same period a year ago primarily driven by North America and Europe. Our North American operations benefitted from the combination of higher margins and lower costs, reflecting our initiatives to improve asset efficiency and margins. In Europe, results benefitted from effective commercial strategies and our ongoing focus on costs which largely offset the impacts of devaluing currencies against the U.S. dollar and slowing economies in certain markets. Results in Brazil were comparable to last year as our commercial and operational improvement programs helped offset the impacts of currency devaluation, slowing economic growth and higher energy prices.

Milling products - EBIT for the first quarter of 2015 was $36 million compared to $32 million in the same period of 2014. Higher results in the quarter were driven by improved performance in wheat milling. Our Mexican operations benefitted from higher margins, synergies from the further integration of our mills and the recovery of mark-to-market losses on foreign exchange. Results in our Brazilian wheat milling operations were slightly higher than last year as our continued focus on operational and commercial improvements more than offset the impact of foreign currency translation of a weaker Brazilian real relative to the U.S. dollar. In our U.S. corn milling operations, results were slightly lower due to a decrease in volumes.

Sugar and Bioenergy - The first quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate for most of the quarter and are selling sugar and ethanol inventories from the previous sugarcane harvest. EBIT for the first quarter of 2015 improved to a loss of $23 million compared to a loss of $64 million a year ago. Improved results in our Brazilian sugarcane milling operations were primarily driven by better margins, due to higher prices of sugar and ethanol in local currency and lower costs. Results in our trading & distribution business were slightly down as lower margins more than offset higher volumes. In our biofuel joint-ventures lower results in the U.S more than offset higher results in Argentina. Last year’s results were impacted by approximately $31 million of temporary mark-to-market losses related to hedges on our forward sugar sales.

Fertilizer — EBIT for the first quarter of 2015 was a loss of $6 million compared to income of $6 million in the first quarter of 2014.  Lower results in the quarter were primarily due to lower margins in our Argentina operations resulting from a strike during the quarter which shut down one of our plants and required an increase in higher cost imports. The situation has been resolved and the facility is now operating normally. Imports at our Brazilian port were also down compared to last year.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2015	2014
Volumes (in thousands of metric tons):
Agribusiness	31,244	31,674
Edible oil products	1,605	1,613
Milling products	1,080	1,152
Sugar and Bioenergy	2,216	1,940
Fertilizer	117	137

Net sales:
Agribusiness	$7,911	$10,093
Edible oil products	1,648	1,928
Milling products	446	535
Sugar and Bioenergy	747	844
Fertilizer	54	61
Total	$10,806	$13,461

Cost of goods sold:
Agribusiness	$(7,405)	$(9,840)
Edible oil products	(1,534)	(1,807)
Milling products	(376)	(466)
Sugar and Bioenergy	(726)	(880)
Fertilizer	(55)	(54)
Total	$(10,096)	$(13,047)

Gross profit:
Agribusiness	$506	$253
Edible oil products	114	121
Milling products	70	69
Sugar and Bioenergy	21	(36)
Fertilizer	(1)	7
Total	$710	$414

Selling, general and administrative expenses:
Agribusiness	$(184)	$(192)
Edible oil products	(81)	(99)
Milling products	(31)	(37)
Sugar and Bioenergy	(30)	(39)
Fertilizer	(5)	1
Total	$(331)	$(366)

Foreign exchange gains (losses):
Agribusiness	$(2)	$16
Edible oil products	5	1
Milling products	(2)	—
Sugar and Bioenergy	(8)	5
Fertilizer	—	—
Total	$(7)	$22

Noncontrolling interests:
Agribusiness	$2	$2
Edible oil products	(2)	(3)
Milling products	—	—
Sugar and Bioenergy	—	1
Fertilizer	—	(1)
Total	$—	$(1)

Other income (expense) - net:
Agribusiness	$8	$—
Edible oil products	—	2
Milling products	(1)	—
Sugar and Bioenergy	(6)	5
Fertilizer	—	(1)
Total	$1	$6

Segment earnings before interest and tax:
Agribusiness	$330	$79
Edible oil products	36	22
Milling products	36	32
Sugar and Bioenergy	(23)	(64)
Fertilizer	(6)	6
Total (1)	$373	$75

Depreciation, depletion and amortization:
Agribusiness	$(58)	$(56)
Edible oil products	(22)	(24)
Milling products	(11)	(11)
Sugar and Bioenergy	(25)	(29)
Fertilizer	(4)	(4)
Total	$(120)	$(124)

(1)       Total segment earnings before interest and tax (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2015	2014
Total segment EBIT	$373	$75
Interest income	11	19
Interest expense	(53)	(79)
Income tax (expense) benefit	(85)	(30)
Income (loss) from discontinued operations, net of tax	14	(5)
Noncontrolling share of interest and tax	3	7
Net income (loss) attributable to Bunge	$263	$(13)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Agribusiness Segment - Agribusiness segment net sales decreased by 22% to $7.9 billion in the first quarter of 2015, compared to $10.1 billion in the first quarter of 2014. The decrease was driven by significantly lower global commodity prices, including a 27% decrease of average soybean prices compared to the first quarter of 2014. Volumes were essentially flat period over period. In our grain origination business, the impact of lower soybean origination in South America as a result of slow farmer selling was partly offset by higher corn and wheat exports in Argentina, strong export volumes in the Black Sea region and through our U.S. Pacific Northwest port facility. In our oilseed processing business, volumes showed 5% growth, driven by higher crushing volumes across most regions. In our trading & distribution activities, volumes were slightly lower, primarily driven by lower oilseed distribution in EMEA.

Cost of goods sold decreased by 25% primarily as a result of significantly lower global commodity prices. Average prices of soybeans were 27% lower in the first quarter of 2015 compared to the same period a year ago, for corn and wheat, prices were on average 15% lower. Risk management strategies were profitable in the first quarter of 2015 compared with risk management losses in the same period last year. Also, industrial costs benefitted from the devaluation of most global currencies, including the Brazilian real, euro and Argentine peso to the US dollar.

Gross profit increased to $506 million in the first quarter of 2015, from $253 million in the first quarter of 2014, resulting from very strong margins in soybean processing in North America and Europe, and improved results in global oilseed and grain trading & distribution, which benefitted from large oilseed export programs, lower costs for ocean freight and improved risk management.  A main driver for the good crush margin environment was strong demand for soybean meal. Canola margins were solid, while crush margins on other softseeds, such as sunflower and rapeseed were lower, primarily due to slow farmer selling. The strong oilseed processing results were partly offset by lower results in our grain origination activities, which were impacted by slow farmer selling in certain regions and the impact of newly introduced export taxes in Russia. Results in our crushing operations in China were higher than last year with market conditions improving throughout the quarter. In the first three months of 2015, we realized approximately $70 million of mark-to-market gains on the reversal on North American processing and bunker fuel hedges.

SG&A expenses were $184 million in the first quarter of 2015, 4% lower than the $192 million in the same period last year. This reduction was primarily driven by the weakening of most global currencies relative to the US dollar.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests represented a loss of $2 million in the first quarters of 2015 and 2014, respectively.

Other income (expenses) —net was income of $8 million in the first quarter of 2015, primarily resulting from the gain on a sale of our investment in a port terminal in North America. Other income (expenses)-net in the first quarter of 2014 was nil.

Segment EBIT increased by $251 million to $330 million in the first quarter of 2015 from $79 million in the first quarter of 2014, primarily as a result of higher gross profit driven by strong results in our oilseed processing operations and global oilseed and grain trading & distribution activities and reduced SG&A.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 15% in the first quarter of 2015 to $1.6 billion, compared to $1.9 billion in the first quarter of 2014, resulting primarily from lower global vegetable oil prices, with essentially flat volumes. Lower volumes in Brazil and Ukraine due to slowing economies and strong competition from local market players were largely offset by higher volumes in North America, driven by a strong demand environment, and strong growth in Central and Eastern Europe and India. Net sales were also lower as a result of the devaluation of the Brazilian real, Ukrainian hryvnia and other global currencies, when translated into U.S. dollars.

Cost of goods sold in the first quarter of 2015 decreased 15% from the same period of 2014, primarily due to lower raw material costs resulting from the declining global commodity prices and lower industrial costs resulting from lower energy prices and less severe weather conditions compared to last year, particularly in North America.

Gross profit in the first quarter of 2015 decreased to $114 million compared to $121 million for the first quarter of 2014. The decrease was primarily driven by lower margins and volumes in Brazil, driven by the impact of local currency devaluation against the U.S. dollar, a slowing economy and tough competition and by weaker margins in our European margarine business, driven by distributors reducing previously built-up stocks and local currency devaluation against the U.S. dollar. This was partly offset by higher refining volumes with good margins in North America and strong results in our North American and European packaging business resulting from pricing strategies and supply chain efficiency programs.

SG&A expenses decreased by 18% to $81 million in the first quarter of 2015 compared with $99 million last year, primarily as a result of translation effects of weakening currencies in South America and Europe relative to the U.S. dollar and our focus on cost reductions.

Noncontrolling interests of $2 million and $3 million in the first quarters of 2015 and 2014, respectively, represents primarily the noncontrolling interest share of income from the edible oils business in Europe.

Segment EBIT increased by 64% to $36 million for the first quarter of 2015, from $22 million in the first quarter of 2014, primarily driven by strong results in North America, our commercial and operational improvement initiatives and certain foreign exchange gains of $5 million, which were partly offset by the impact of the devaluation of currencies towards the U.S. dollar in certain countries, including Brazil, Ukraine and Poland.

Milling Products Segment - Milling products segment net sales were $446 million in the first quarter of 2015, 17% lower compared to $535 million for the same period a year ago. The decline in sales was driven by a mix of reduced volumes and lower selling prices for wheat and corn products, resulting from lower commodity prices. Volumes decreased by 6%, primarily in our Brazilian wheat milling and U.S. corn milling operations, while wheat milling volumes in Mexico were higher. Net sales were also reduced by the devaluation of the Brazilian real and Mexican peso against the U.S. dollar.

Cost of goods sold decreased by 20% to $376 million for the first quarter of 2015 from $466 million in the first quarter of 2014, resulting from lower volumes and lower commodity prices. In addition, foreign exchange effects, including industrial costs in Brazil and Mexico and lower energy prices in the United States further reduced cost of goods sold.

Gross profit increased by 1% to $70 million in the first quarter of 2015, from $69 million in the first quarter of 2014. Strong performance in Mexico, driven by high capacity utilization, improved margins and synergies from further integration of our wheat milling operations, was offset by lower results in our U.S. corn milling business driven by weak demand in the cereal and brewing industries. In our U.S. rice milling operations, higher prices, driven by water shortages in California, more than offset lower volumes. In our Brazilian wheat milling operations, margin increases resulting from pricing strategies and process improvements were more than offset by higher energy prices driven by the water shortage resulting from regional droughts in the country and the negative impact of the devaluation of the Brazilian real against the U.S. dollar.

SG&A expenses decreased by 16% to $31 million during the first quarter of 2015, mainly resulting from lower bad debt expenses in Brazil and the positive impact from the weaker Brazilian real and Mexican peso on the translation of local currency expenses to U.S. dollars.

Segment EBIT increased by $4 million to $36 million in the first quarter of 2015, from $32 million a year ago, primarily driven by improved results in our Mexico wheat milling operations, performance improvement initiatives which more than offset the impact of foreign currency translation to U.S. dollars.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased by $97 million to $747 million in the first quarter of 2015 compared to $844 million in the same quarter last year. The decrease in sales of 11% is primarily driven by lower global prices of sugar. On average, the futures price of raw sugar was 15% lower in the first three months of 2015, compared to the same period last year. This decrease was partially offset by higher volumes and prices of sugar and ethanol in local currency in our industrial operations in Brazil and increased volumes in our global trading and merchandising activities. The strong devaluation of the Brazilian real, against the U.S. dollar, negatively impacted domestic sales of sugar and ethanol in Brazil when translated into U.S. dollars.

Cost of goods sold decreased 18% in the first quarter of 2015 compared to the same period of 2014 driven by lower prices of raw materials and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by higher volumes.

Gross profit increased by $57 million to income of $21 million in the first quarter of 2015 from losses of $36 million a year ago, driven by improved results in our industrial operations in Brazil, which benefitted from higher margins and lower costs. Additionally, higher volumes of cogeneration sales more than offset lower margins. Results in our trading & distribution business were lower than the same period last year as lower margins more than offset higher volumes. In 2014, gross profit was impacted by $31 million of unrealized mark-to-market losses on our forward sugar sales positions, which were recovered later in the year as the contracts were executed.

SG&A expenses decreased by 23% to $30 million in the first quarter of 2015 from $39 million in the comparable period of 2014, primarily due to cost reduction initiatives in our sugarcane mills. SG&A also decreased with the depreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars.

Foreign exchange results in the first quarter of 2015 were losses of $8 million, compared to gains of $5 million in 2014. These results relate primarily to certain foreign currency hedges.

Other income (expenses)-net was an expense of $6 million in the first quarter of 2015, compared to income of $5 million in the first quarter of 2014, primarily due to start-up losses in our joint venture for the production of renewable oils in Brazil and lower results in our North American bioenergy investment. Our corn wet milling joint venture facility in Argentina that became fully operational last year continues to make a positive contribution.

Segment EBIT improved to a loss of $23 in the first quarter of 2015 from a loss of $64 million in the first quarter of 2014. The improvement in gross profit and reduced SG&A expenses were partially offset by FX losses. EBIT in 2014 included $31 million of unrealized mark-to-market losses on our forward sugar sales positions.

Fertilizer Segment - Fertilizer segment net sales decreased 11% to $54 million in the first quarter of 2015, compared to $61 million in the first quarter of 2014, primarily due to lower volumes in Argentina driven by a strike in one of our plants and lower throughput in our Brazilian port operations.

Cost of goods sold was essentially flat with $55 million in the first quarter of 2015, compared to $54 million a year ago. Higher industrial costs and higher cost import volume of nitrogen due to the strike were offset by the benefit of the weaker Argentine peso on local currency costs when translated into U.S. dollars.

Gross profit decreased by $8 million to a loss of $1 million in the first quarter of 2015, from income of $7 million in the comparable period of 2014. The loss was primarily driven in Argentina by higher production costs that were not fully recovered in sales prices and lower volumes in our Brazilian port operations.

SG&A expenses were $5 million in the first quarter of 2015, compared to income of $1 million a year ago. The gain in 2014 was primarily resulting from the reversal of certain provisions, including a labor provision and bad debt recovery.

Segment EBIT declined by $12 million to a loss of $6 million in the first quarter of 2015 from income of $6 million in the same period a year ago, as a result of the negative gross profit, primarily due to the strike.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	March 31,
(US$ in millions)	2015	2014
Interest income	$11	$19
Interest expense	(53)	(79)

Income Tax Expense - In the quarter ended March 31, 2015, income tax expenses were $85 million compared to $30 million in the quarter ended March 31, 2014. The effective tax rate in the first quarter of 2015 decreased to 26% compared to 187% in the first quarter of 2014. The higher rate in 2014 was primarily due to losses in businesses where related tax benefits are not recognized as the entities are in cumulative tax loss positions and to losses in businesses in certain low tax jurisdictions. These losses largely offset profitable results in businesses in higher tax jurisdictions, including the United States, Brazil and Argentina. Income tax expense in the quarter ended March 31, 2014 also included $5 million of discrete tax charges.

Discontinued Operations - Discontinued operations results for the first quarter of 2015 were income of $14 million, net of tax, compared to a loss of $5 million, net of tax, in the first quarter of 2014. Improved results were primarily driven by foreign exchange gains in the discontinued Brazilian fertilizer retail business and recovery of bad debt expenses. Included in discontinued operations are certain asset management activities, which contributed a loss of $6 million in the first quarter of 2015.

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2015, net income attributable to Bunge increased by $276 million to $263 million from a loss of $13 million in the quarter ended March 31, 2014. This increase resulted primarily from an increase in EBIT of $298 million, particularly in agribusiness, edible oils and sugar and bioenergy, and lower interest expense, partially offset by higher income tax expense.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.45 and 1.50 at March 31, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $380 million and $362 million at March 31, 2015 and December 31, 2014, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our agribusiness segment are reported at fair value and were $3,554 million and $4,125 million at March 31, 2015 and December 31, 2014, respectively. Of these amounts $2,629 million and $2,937 million were attributable to merchandising activities at March 31, 2015 and December 31, 2014, respectively. RMI at fair value in the aggregate amount of $116 million and $127 million at March 31, 2015 and December 31, 2014, respectively, were included in our edible oil products segment inventories. The sugar and bioenergy segment included sugar RMI of $132 million and $157 million at March 31, 2015 and December 31, 2014, respectively, which can be attributed to our trading and merchandising business.

Financing Arrangements and Outstanding Indebtedness - We conduct most of our financing activities through a centralized financing structure that provides the company efficient access to debt and capital markets.  This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities - At March 31, 2015, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,715 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		March 31,	March 31,	December 31,
and Revolving Credit Facilities	Maturities	2015	2015	2014

Commercial paper	2019	$600	$—	$—
Long-term revolving credit facilities (1)	2016-2019	4,415	300	538
Total		$5,015	$300	$538

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

We had $300 million of borrowings outstanding at March 31, 2015 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and November, 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.90% to 1.55% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate of 0.25%.

We had no borrowings outstanding at March 31, 2015 under our $1,750 million three-year unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing March 17, 2017. Borrowings under the Facility bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee at a rate of 35% of the margin specified above, which vary based on the rating level at each such quarterly payment date.

We had no borrowings outstanding at March 31, 2015 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at March 31, 2015 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2015, there were no amounts outstanding under the commercial paper program and the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At both March 31, 2015 and December 31, 2014, $50 million was outstanding under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $11 million at March 31, 2015 from December 31, 2014, as the repurchase of common shares for $200 million and payment of $48 million for the acquisition of Heartland Harvest, Inc. were essentially offset by reduced working capital financing requirements, driven by lower average global commodity prices. For the three month period ended at March 31, 2015, our average short and long-term debt outstanding was approximately $4,111 million compared to approximately $5,450 million for the three months ended at March 31, 2014. Our long-term debt balance was $3,242 million at March 31, 2015 compared to $3,263 million at December 31, 2014. The following table summarizes our short-term debt at March 31, 2015.

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$626	5.12%	$626	$592	4.55%
Commercial paper	—		50	25	0.45%

Total	$626	5.12%	$676	$617	4.38%

(1)       Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2015	2014
Short-term debt: (1)
Short-term debt (2) (3)	$626	$594
Current portion of long-term debt, including consolidated investment fund debt	905	408
Total short-term debt	1,531	1,002
Long-term debt (4):
Bilateral revolving credit facilities expiry 2016	300	200
Revolving credit facility expiry 2018	—	338
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	238	—
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	50	—
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	—
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
Other (5)	237	393
Subtotal	3,242	3,263
Less: Current portion of long-term debt	(905)	(408)
Total long-term debt, including consolidated investment fund debt	2,337	2,855
Total debt	$3,868	$3,857

(1)       Includes secured debt of $18 million and $21 million at March 31, 2015 and December 31, 2014, respectively.

(2)       Includes $176 million and $155 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 11.51% and 11.95% as of March 31, 2015 and December 31, 2014, respectively.

(3)       Includes consolidated investment fund debt which matures at various dates through 2015 with no recourse to Bunge. Bunge elected to account for $22 million and $24 million at fair value as of March 31, 2015 and December 31, 2014, respectively.

(4)       Includes secured debt of $35 million and $43 million at March 31, 2015 and December 31, 2014, respectively.

(5)       Includes consolidated investment fund debt which matures at various dates through 2017 with no recourse to Bunge. Bunge elected to account for $52 million and $195 million at fair value as of March 31, 2015 and December 31, 2014, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2015 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2015.

Trade Receivable Securitization Program — Our trade receivable securitization program provides us with an additional source of liquidity. The program provides funding for up to $700 million against receivables sold into the program. The securitization program terminates on June 1, 2016. However, each committed purchaser’s commitment to fund trade receivables sold under the securitization program will terminate on May 27, 2015 unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

Equity

Total equity was $7,429 million at March 31, 2015, as set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2015	2014
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,070	5,053
Retained earnings	7,386	7,180
Accumulated other comprehensive income	(5,332)	(4,058)
Treasury shares, at cost - 2015 - 8,174,873 shares and 2014 - 5,714,273 shares	(620)	(420)
Total Bunge shareholders’ equity	7,195	8,446
Noncontrolling interest	234	244
Total equity	$7,429	$8,690

Total Bunge shareholders’ equity was $7,429 million at March 31, 2015 compared to $8,690 million at December 31, 2014. The decrease in shareholders’ equity was primarily due to translation adjustments of $1,332 million, declared dividends to common and preferred shareholders of $49 million and $8 million, respectively and the $200 million cost for purchasing treasury shares during the three months ended March 31, 2015. These reductions were partially offset by $263 million net income attributable to Bunge for the three months ended March 31, 2015.

Noncontrolling interest decreased to $234 million at March 31, 2015 from $244 million at December 31, 2014, primarily due to translation adjustments and losses in our Romanian oilseed crush joint venture.

As of March 31, 2015, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1220 Bunge Limited common shares, based on the conversion price of $89.1299 per share, subject to certain additional anti-dilution adjustments (which represents 7,741,800 Bunge Limited common shares at December 31, 2014). At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the quarter ended March 31, 2015, our cash and cash equivalents increased by $18 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to a decrease of $110 million in cash and cash equivalents for the three months ended March 31, 2014.

Cash provided by operating activities was $308 million for the quarter ended March 31, 2015 compared to cash used for operating activities of $1,057 million for the three months ended March 31, 2014. Net cash inflows from operating activities were principally due to net income, including adjustments for non-cash items and lower average commodity prices compared to prior year, resulting in reduced working capital requirements. In addition volumes were slightly lower, especially the origination volumes in Brazil, early in the quarter.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the subsidiary financial statements are prepared in the functional currency and then translated into U.S. dollars.  These loans are remeasured into their respective functional currencies at exchange rates at each balance sheet date, resulting in a foreign exchange gain or loss in our consolidated statements of income. In addition, certain of our non-U.S. operating subsidiaries have the U.S. dollar as their functional currency and are often partially funded with local currency borrowings, resulting in a similar foreign exchange remeasurement gain or loss. For the three months ended March 31, 2015 and 2014, we recorded a foreign exchange gain of $225 million and loss of $42 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non- cash items and will represent financing activities when the subsidiary repays the underlying debt.  As a result, these foreign exchange remeasurement gains and losses are included in net income but have no impact on cash flows from operations.

Cash used for investing activities was $188 million in the three months ended March 31, 2015 compared to $208 million in the three months ended March 31, 2014. For the 2015 period, payments made for capital expenditures of $117 million were primarily related to replanting of sugarcane for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets, for $48 million. During the first three months of 2014, payments made for capital expenditures of $165 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in edible oil refining and packaging facilities in the United States and Mexico, and construction of a port facility in Australia. In addition, we also acquired the assets of a corn milling company in the United States for $12 million.

Cash used for financing activities was $35 million in the three months ended March 31, 2015, compared to cash generated for financing activities of $1,158 million in the three months ended March 31, 2014. In the 2015 period, the net increase of $214 million in borrowings, compared to $1,311 in the same period a year ago, reflected a declining global commodity price environment which reduced our incremental working capital financing needs. Further, in connection with our common share repurchase program, in 2015 we purchased 2,460,600 of our common shares at a cost of $200 million and we paid $48 million for the acquisition of HHI. In connection with our common share repurchase program, during the first three months of 2014 we purchased 1,164,000 of our common shares at a cost of $92 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at March 31, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$106
Residual value guarantee (2)	149
Total	$255

(1)       We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2015, we had no outstanding recorded obligation related to these guarantees.

(2)       We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At March 31, 2015, our recorded obligation related to these guarantees was $6 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At March 31, 2015, debt with a carrying amount of $3,403 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.34 per share on March 2, 2015 to common shareholders of record on February 17, 2015.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2015 to shareholders of record on February 15, 2015.  On February 27, 2015, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.34 per common share.  The dividend will be payable on June 2, 2015 to common shareholders of record on May 19, 2015.  We also announced on February 27, 2015 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2015 to shareholders of record on May 15, 2015.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2015. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material.  See Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our derivative instruments.

Credit and Counterparty Risk

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (“OTC”) derivative instruments that we utilize to manage risks inherent in our business activities.  We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations.  The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts).  Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by local credit staffs and review by various local and corporate committees which monitor counterparty performance.  We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

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

We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations.  We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk (“VaR”) limits. We measure and review our net commodities position on a daily basis.

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

	Three Months Ended		Year Ended
	March 31, 2015		December 31, 2014
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$38	$(4)	$(219)	$(22)
Lowest daily aggregated position value	$(950)	$(95)	$(1,608)	$(161)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2015 was not material.

We have significant operations in Argentina. We utilize the official exchange rate published by the Argentine government for our commercial transactions and re-measurement purposes of financial statements. Due to exchange controls put in place by the Argentine government, a parallel market exists for exchanging Argentine pesos to U.S. dollars at rates less favorable than the official rate. The Argentine peso experienced increased devaluation and volatility since early 2014. Our financial position and results of operations are not materially impacted; however we continue to monitor political and economic conditions, including inflation in Argentina.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $283 million for the three months ended March 31, 2015 and foreign exchange losses of $296 million for the year ended December 31, 2014 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at March 31, 2015, was $4,050 million with a carrying value of $3,868 million. There was no significant change in our interest rate risk at March 31, 2015.

A hypothetical 100 basis point increase in the interest yields on our debt at March 31, 2015 would result in a decrease of approximately $51 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2015 would cause an increase of approximately $53 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $23 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as Japanese Yen LIBOR, TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $49 million as of March 31, 2015), plus previously accrued interest on the outstanding amount due of approximately 946 million Argentine pesos (approximately $107 million as of March 31, 2015). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of ours rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of March 31, 2015, totaled approximately $183 million. We are challenging these actions in the Argentine courts. Management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Various tax matters in Brazil and Argentina are discussed in Note 14.  We are also a party to a large number of labor, civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $139 million as of March 31, 2015 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include approximately 76 million Brazilian reais (approximately $24 million as of March 31, 2015)  related to a legacy environmental claim.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: April 30, 2015	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1