Form 10-Q
period 2015-06-30
Bunge LTD
filed 2015-07-31
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 143,848,618

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$10,782	$16,793	$21,588	$30,254
Cost of goods sold	(10,247)	(16,000)	(20,343)	(29,047)

Gross profit	535	793	1,245	1,207
Selling, general and administrative expenses	(361)	(392)	(692)	(758)
Interest income	13	33	24	52
Interest expense	(57)	(76)	(110)	(155)
Foreign exchange gains (losses)	16	14	9	36
Other income (expense) — net	(9)	1	(8)	7

Income from continuing operations before income tax	137	373	468	389
Income tax (expense) benefit	(45)	(111)	(130)	(141)

Income from continuing operations	92	262	338	248
Income from discontinued operations, net of tax	1	15	15	10

Net income	93	277	353	258
Net loss (income) attributable to noncontrolling interests	(7)	11	(4)	17

Net income attributable to Bunge	86	288	349	275
Convertible preference share dividends and other obligations	(14)	(16)	(28)	(30)

Net income available to Bunge common shareholders	$72	$272	$321	$245

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$0.50	$1.75	$2.12	$1.59
Net income (loss) from discontinued operations	0.01	0.10	0.11	0.07

Net income (loss) attributable to Bunge common shareholders	$0.51	$1.85	$2.23	$1.66

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$0.50	$1.71	$2.11	$1.58
Net income (loss) from discontinued operations	—	0.10	0.10	0.07

Net income (loss) attributable to Bunge common shareholders	$0.50	$1.81	$2.21	$1.65

Dividends declared per common share	$0.38	$0.34	$0.72	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$93	$277	$353	$258
Other comprehensive income (loss):
Foreign exchange translation adjustment	227	227	(1,112)	358
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2015, $7 and nil in 2014	(62)	(3)	(20)	(16)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2015, nil and nil in 2014	5	(5)	18	(4)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2015, nil and nil in 2014	1	(1)	4	(1)
Total other comprehensive income (loss)	171	218	(1,110)	337
Total comprehensive income (loss)	264	495	(757)	595
Less: comprehensive (income) loss attributable to noncontrolling interest	(13)	—	(3)	(2)
Total comprehensive income (loss) attributable to Bunge	$251	$495	$(760)	$593

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$426	$362
Time deposits under trade structured finance program (Note 4)	241	1,343
Trade accounts receivable (less allowances of $112 and $121) (Note 12)	1,933	1,840
Inventories (Note 5)	5,443	5,554
Deferred income taxes	71	177
Other current assets (Note 6)	3,704	3,805
Total current assets	11,818	13,081

Property, plant and equipment, net	5,134	5,626
Goodwill	330	349
Other intangible assets, net	247	256
Investments in affiliates	284	294
Deferred income taxes	545	565
Other non-current assets (Note 7)	1,071	1,261
Total assets	$19,429	$21,432
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,201	$594
Current portion of long-term debt (Note 11)	908	408
Letter of credit obligations under trade structured finance program (Note 4)	241	1,343
Trade accounts payable	3,384	3,248
Deferred income taxes	66	42
Other current liabilities (Note 9)	2,421	3,069
Total current liabilities	8,221	8,704
Long-term debt (Note 11)	2,496	2,855
Deferred income taxes	155	177
Other non-current liabilities	891	969
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	36	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2015 and 2014 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2015 — 143,843,805 shares, 2014 — 145,703,198 shares	1	1
Additional paid-in capital	5,092	5,053
Retained earnings	7,408	7,180
Accumulated other comprehensive income (loss) (Note 15)	(5,167)	(4,058)
Treasury shares, at cost - 2015 - 8,174,873 and 2014 - 5,714,273 shares	(620)	(420)
Total Bunge shareholders’ equity	7,404	8,446
Noncontrolling interests	226	244
Total equity	7,630	8,690
Total liabilities and equity	$19,429	$21,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$353	$258
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	21	4
Foreign exchange loss (gain) on debt	(182)	62
Bad debt expense	8	8
Depreciation, depletion and amortization	267	286
Stock-based compensation expense	25	28
Deferred income tax expense (benefit)	60	(5)
Other, net	(15)	(49)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(192)	(835)
Inventories	(125)	(298)
Secured advances to suppliers	(118)	68
Trade accounts payable and accrued liabilities	215	(219)
Advances on sales	(143)	(94)
Net unrealized gain/loss on derivative contracts	(198)	(9)
Margin deposits	(118)	73
Other, net	(158)	(69)
Cash provided by (used for) operating activities	(300)	(791)
INVESTING ACTIVITIES
Payments made for capital expenditures	(222)	(351)
Acquisitions of businesses (net of cash acquired)	(52)	(12)
Proceeds from investments	199	225
Payments for investments	(134)	(112)
Payments for investments in affiliates	(17)	(28)
Other, net	—	24
Cash provided by (used for) investing activities	(226)	(254)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	660	492
Proceeds from short-term debt with maturities greater than 90 days	311	677
Repayments of short-term debt with maturities greater than 90 days	(319)	(442)
Proceeds from long-term debt	3,083	5,524
Repayments of long-term debt	(2,776)	(5,116)
Proceeds from sale of common shares	25	13
Repurchases of common shares	(200)	(200)
Dividends paid	(116)	(105)
Other, net	(17)	(17)
Cash provided by (used for) financing activities	651	826
Effect of exchange rate changes on cash and cash equivalents	(61)	—
Net increase (decrease) in cash and cash equivalents	64	(219)
Cash and cash equivalents, beginning of period	362	742
Cash and cash equivalents, end of period	$426	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(8)	—	—	—	—	—	349	—	—	4	353
Accretion of noncontrolling interests	11	—	—	—	—	(11)	—	—	—	—	(11)
Other comprehensive income (loss)	(4)	—	—	—	—	—	—	(1,109)	—	(1)	(1,110)
Dividends on common shares	—	—	—	—	—	—	(104)	—	—	—	(104)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	—	25	—	—	—	—	25
Repurchase of common shares	—	—	—	(2,460,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	601,207	—	25	—	—	—	—	25
Balance, June 30, 2015	$36	6,900,000	$690	143,843,805	$1	$5,092	$7,408	$(5,167)	$(620)	$226	$7,630

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(10)	—	—	—	—	—	275	—	—	(17)	258
Accretion of noncontrolling interest	13	—	—	—	—	(13)	—	—	—	—	(13)
Other comprehensive income (loss)	—	—	—	—	—	—	—	318	—	19	337
Dividends on common shares	—	—	—	—	—	—	(93)	—	—	—	(93)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation expense	—	—	—	—	—	28	—	—	—	—	28
Repurchase of common shares	—	—	—	(2,568,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	663,195	—	14	—	—	—	—	14
Balance, June 30, 2014	$40	6,900,000	$690	145,891,379	$1	$4,996	$7,056	$(2,254)	$(320)	$222	$10,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2014 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, forming part of Bunge’s 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In April 2015, the FASB issued Accounting Standards Update (“ASU”) (“Subtopic 835-30”) Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. The update requires retrospective application and is effective for fiscal years beginning after December 15, 2015, early adoption is permitted. The update is not expected to materially impact Bunge’s consolidated financial statements.

In February 2015, the FASB issued ASU (“Topic 810”) Consolidation-Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, early adoption is permitted. Management expects the adoption of this standard to result in the deconsolidation of investment funds in its asset management business and is evaluating the expected impact of this standard on the consolidation of certain other legal entities.

In May 2014, the FASB amended the Accounting Standards Codification (“ASC”) and created ASC (“Topic 606”) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The current effective date is for interim and annual periods beginning on or after December 15, 2016, but a recent vote by the FASB is expected to result in an Accounting Standards Update (“ASU”) that will effectively defer the implementation date by one year. In addition, such ASU is expected to permit companies to early adopt the guidance as of the original effective date, but not before January 1, 2017. The new requirements may be implemented either retrospectively for all prior periods presented, or retrospectively with a cumulative-effect adjustment at the date of initial application.  Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

3.                                      BUSINESS ACQUISITIONS

On June 1, 2015, Bunge entered into a transaction to acquire the 80% majority interest in a biodiesel entity operating a plant in Spain where Bunge had, prior to this transaction, a 20% interest accounted for under the equity method in its agribusiness segment.  The purchase price of the majority interest was $7 million, net of cash acquired.  In addition, existing loans and other receivables totaling $3 million owed to Bunge by the entity were extinguished as part of the transaction.  The preliminary purchase price of $7 million was allocated primarily to property, plant and equipment and $2 million to goodwill.

On March 6, 2015, Bunge acquired the assets of Heartland Harvest, Inc. (“HHI”) for $48 million, including $41 million in cash and cash settlement of an existing third-party loan to HHI of $7 million. The final purchase price allocation resulted in $19 million in property, plant and equipment, $2 million in inventory and $18 million of finite-lived intangible assets. The transaction also resulted in $9 million of goodwill. HHI produces die cut pellets made of a variety of starches which are then expanded through popping, baking or frying in the production of certain lower fat snacks. HHI consists of one facility in the United States.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

At June 30, 2015 and December 31, 2014, time deposits and LCs, including foreign exchange contracts totaled $241 million and $1,343 million, respectively. In addition, at June 30, 2015 and December 31, 2014, the fair values of the time deposits (Level 2 measurements) totaled approximately $241 million and $1,343 million, respectively, and the fair values of the LCs, including foreign exchange contracts (Level 2 measurements) totaled approximately $241 million and $1,353 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were nil and gains of $10 million at June 30, 2015 and December 31, 2014, respectively. Additionally, as of June 30, 2015 and December 31, 2014, time deposits, LCs, and foreign exchange contracts of $554 million and $1,496 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.

At June 30, 2015 and December 31, 2014, time deposits had weighted-average interest rates of 8.76% and 8.77%, respectively. During the six months ended June 30, 2015 and 2014, total proceeds from issuances of LCs under the program were $931 million and $3,262 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the program are included in operating activities in the condensed consolidated statements of cash flows.

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

	June 30,	December 31,
(US$ in millions)	2015	2014
Agribusiness (1)	$4,435	$4,273
Edible Oil Products (2)	400	411
Milling Products	182	198
Sugar and Bioenergy (3)	302	602
Fertilizer	124	70
Total	$5,443	$5,554

(1)             Includes RMI of $4,197 million and $4,125 million at June 30, 2015 and December 31, 2014, respectively.  Of these amounts $3,389 million and $2,937 million can be attributable to merchandising activities at June 30, 2015 and December 31, 2014, respectively.

(2)             Includes RMI of bulk soybean and canola oil in the aggregate amount of $112 million and $127 million at June 30, 2015 and December 31, 2014, respectively.

(3)             Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $102 million and $157 million at June 30, 2015 and December 31, 2014, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2015	2014
Prepaid commodity purchase contracts (1)	$305	$153
Secured advances to suppliers, net (2)	389	520
Unrealized gains on derivative contracts, at fair value	1,494	1,569
Recoverable taxes, net	322	349
Margin deposits	441	323
Marketable securities, at fair value	125	108
Deferred purchase price receivable, at fair value (3)	74	78
Prepaid expenses	161	183
Other	393	522
Total	$3,704	$3,805

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million and $2 million at June 30, 2015 and December 31, 2014, respectively.

Interest earned on secured advances to suppliers of $9 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $20 million and $19 million for the six months ended June 30, 2015 and 2014, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2015	2014
Recoverable taxes, net (1)	$282	$337
Judicial deposits (1)	155	159
Other long-term receivables	28	40
Income taxes receivable (1)	249	188
Long-term investments	129	263
Affiliate loans receivable, net	18	18
Long-term receivables from farmers in Brazil, net (1)	77	102
Other	133	154
Total	$1,071	$1,261

(1)                                     These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $25 million and $31 million at June 30, 2015 and December 31, 2014, respectively.

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

Long-term investments-Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s consolidated financial statements. The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $78 million and $208 million at June 30, 2015 and December 31, 2014, respectively. The decline of these investments is a result of the discontinuance of Bunge’s asset management activities.

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

	June 30,	December 31,
(US$ in millions)	2015	2014
Legal collection process (1)	$158	$179
Renegotiated amounts (2)	46	76
Total	$204	$255

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2015 and the year ended December 31, 2014 was $234 million and $289 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2015		December 31, 2014
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$154	$94	$164	$103
Renegotiated amounts	41	33	65	50
For which no allowance has been provided:
Legal collection process	5	—	15	—
Renegotiated amounts	4	—	11	—
Total	$204	$127	$255	$153

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2015	2014	2015	2014
Beginning balance	$131	$185	$153	$196
Bad debt provisions	4	—	5	2
Recoveries	(12)	(14)	(14)	(15)
Write-offs	—	—	—	(22)
Transfers (1)	—	—	4	4
Foreign exchange translation	4	5	(21)	11
Ending balance	$127	$176	$127	$176

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

For the six months ended June 30, 2015 and 2014, income tax expense related to continuing operations was $130 million and $141 million, respectively. The related effective tax rates were 28% and 36%. The higher effective tax rate for the six months ended June 30, 2014, resulted mainly from an earnings mix that  included profits in higher tax jurisdictions that were largely offset by losses in entities where no tax benefit was recorded as these entities, primarily in Bunge’s sugar and bioenergy segment, had cumulative losses.

As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. While it is difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

Bunge had received from the Brazilian tax authorities proposed adjustments (reduced by existing net operating loss carryforwards) totaling an aggregate amount of 1,177 million and 1,135 million Brazilian reais ($379 million and $427 million) as of June 30, 2015 and December 31, 2014, respectively, plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2010. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of June 30, 2015 and December 31, 2014, Bunge had recognized uncertain tax positions related to these tax assessments of 58 million and 38 million Brazilian reais ($19 million and $14 million, respectively). In 2014, the Brazilian tax authorities commenced an audit of Bunge’s largest Brazilian subsidiary for the tax years 2010, 2011 and 2012.

In addition, as of June 30, 2015 and December 31, 2014, Bunge’s Argentine subsidiary had received income tax assessments relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $48 million and $51 million, respectively), plus applicable interest on the outstanding amount due of approximately 985 million and 907 million Argentine pesos as of June 30, 2015 and December 31, 2014, (approximately $108 million and $106 million, respectively). Management, in consultation with external legal advisors, has received and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the proposed adjustments. Fiscal years 2008 and 2009 are currently being audited by the tax authorities (see also Note 14).

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2015	2014
Accrued liabilities	$556	$769
Unrealized losses on derivative contracts at fair value	1,339	1,629
Advances on sales	239	392
Other	287	279
Total	$2,421	$3,069

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2015				December 31, 2014
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,501	$910	$4,411	$—	$4,154	$255	$4,409
Trade accounts receivable(1)		25		25	—	23	—	23
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	13	—	13	—	10	—	10
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	1	221	—	222	5	361	—	366
Commodities	381	575	230	1,186	486	538	68	1,092
Freight	67	—	1	68	62	2	—	64
Energy	4	—	1	5	35	—	2	37
Deferred purchase price receivable (Note 12 )	—	74	—	74	—	78	—	78
Other (3)	64	159	—	223	55	218	—	273
Total assets	$517	$4,568	$1,142	$6,227	$643	$5,384	$325	$6,352
Liabilities:
Trade accounts payable(1)	$—	$283	$357	$640	$—	$359	$33	$392
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	70	—	70	—	17	—	17
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	—	157	—	157	12	525	—	537
Commodities	427	586	35	1,048	426	432	59	917
Freight	56	—	2	58	64	—	3	67
Energy	3	—	3	6	80	1	10	91
Total liabilities	$486	$1,096	$397	$1,979	$582	$1,334	$105	$2,021

(1)             Trade accounts receivable and payable are generally accounted for at amortized cost, with the exception of $25 million and $640 million, at June 30, 2015 and $23 million and $392 million at December 31, 2014, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at June 30, 2015 and December 31, 2014, respectively.

(3)             Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at June 30, 2015 and December 31, 2014, respectively.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2015 and December 31, 2014.

Level 3 RMI and other — The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada.  In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts.  Movements in the price of these unobservable inputs alone would not have a material effect on Bunge’s financial statements as these contracts do not typically exceed one future crop cycle.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and 2014.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2015
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, April 1, 2015	$79	$675	$(489)	$265
Total gains and (losses), realized/unrealized included in cost of goods sold	151	39	1	191
Purchases	1	545	—	546
Sales	—	(485)	—	(485)
Issuances	—	—	(43)	(43)
Settlements	(29)	—	205	176
Transfers into Level 3	(1)	199	(31)	167
Transfers out of Level 3	(9)	(63)	—	(72)
Balance, June 30, 2015	$192	$910	$(357)	$745

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2014
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, April 1, 2014	$54	$1,075	$(463)	$666
Total gains and (losses), realized/unrealized included in cost of goods sold	12	35	—	47
Purchases	—	461	—	461
Sales	—	(856)	1	(855)
Issuances	(1)	—	—	(1)
Settlements	(109)	—	409	300
Transfers into Level 3	9	237	(1)	245
Transfers out of Level 3	22	(79)	(66)	(123)
Balance, June 30, 2014	$(13)	$873	$(120)	$740

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2015	$(2)	$255	$(33)	$220
Total gains and (losses) realized/unrealized included in cost of goods sold	243	59	1	303
Purchases	1	1,027	(1)	1,027
Sales	—	(795)	—	(795)
Issuances	—	—	(327)	(327)
Settlements	(47)	—	205	158
Transfers into Level 3	—	515	(203)	312
Transfers out of Level 3	(3)	(151)	1	(153)
Balance, June 30, 2015	$192	$910	$(357)	$745

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total
Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and (losses) realized/unrealized included in cost of goods sold	77	47	1	125
Purchases	13	1,550	(1)	1,562
Sales	(4)	(1,233)	8	(1,229)
Issuances	(1)	—	(393)	(394)
Settlements	(141)	—	408	267
Transfers into Level 3	(7)	363	(9)	347
Transfers out of Level 3	30	(152)	(59)	(181)
Balance, June 30, 2014	$(13)	$873	$(120)	$740

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and six months ended June 30, 2015 and 2014 for Level 3 assets and liabilities that were held at June 30, 2015 and 2014:

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2015
Cost of goods sold	$23	$(6)	$1	$18
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2014
Cost of goods sold	$48	$(14)	$—	$34

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2015
Cost of goods sold	$17	$1	$(3)	$15
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2014
Cost of goods sold	$63	$(21)	$—	$42

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

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2015
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(82)	$418	Delta
Forwards	—	(13,016)	12,098	Notional
Futures	(62)	—	—	Notional
Swaps	—	(472)	139	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(8,270,613)	—	—	Metric Tons
Options	(2,718,135)	—	—	Metric Tons
Forwards	—	(29,360,224)	28,979,294	Metric Tons
Swaps	—	(23,950)	2,647,923	Metric Tons

(1)             Exchange traded derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at June 30, 2015 and December 31, 2014, respectively.

The table below summarizes the open ocean freight positions.

	June 30, 2015
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	2,384	—	—	Hire Days
FFA Options	(192)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	1,300,000	—	—	MMBtus
Swaps	—	—	625,592	MMBtus
Options	—	—	—	MMBtus
Energy—Other
Futures	(9,730)	—	—	Metric Tons
Forwards	—	—	13,356,771	Metric Tons
Swaps	190,000	—	—	Metric Tons
Options	(2,481)	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2015 and 2014.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2015	2014
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$(257)	$155
Foreign Exchange	Cost of goods sold	30	156
Commodities	Cost of goods sold	(42)	(314)
Marketable Securities	Cost of goods sold	—	1
Freight	Cost of goods sold	(13)	(8)
Energy	Cost of goods sold	6	—
Total		$(276)	$(10)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2015.

	Six Months Ended June 30, 2015
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$554	$(36)	Foreign exchange gains (losses)	$(18)	Foreign exchange gains (losses)	$—
Total	$554	$(36)		$(18)		$—

Net Investment Hedge:
Foreign Exchange (3)	$2,169	$16	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$2,169	$16		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2015, Bunge expects to reclassify into income in the next 12 months approximately ($36) million of after-tax gain (loss) related to its foreign exchange cash flow hedges.

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

	Six Months Ended June 30, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$294	$32	Foreign exchange gains (losses)	$4	Foreign exchange gains (losses)	$—
Total	$294	$32		$4		$—

Net Investment Hedge:
Foreign Exchange (3)	$550	$(48)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$550	$(48)		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2014, Bunge expected to reclassify into income in the next 12 months approximately $16 million of after-tax gains (losses) related to its foreign exchange cash flow hedges.  .

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts matured at various dates in 2014 and 2015.

11.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2015, there was $350 million outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At June 30, 2015, Bunge had $4,209 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2015			December 31, 2014
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$3,404	$3,488	$55	$3,263	$3,273	$195

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

As of June 30, 2015 and December 31, 2014, $547 million and $599 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $4,904 million and $6,046 million for the six months ended June 30, 2015 and 2014, respectively.  In addition, cash collections from customers on receivables previously sold were $5,024 million and $6,160 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund the sale of new receivables. Gross receivables sold under the Program for the six months ended June 30, 2015 and 2014 were $5,032 million and $6,176 million, respectively. These sales resulted in discounts of $1 million for each of the three months ended June 30, 2015 and 2014, and of $3 million and $4 million for the six months ended June 30, 2015 and 2014, respectively, which were included in SG&A in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at June 30, 2015 and December 31, 2014 had a fair value of $74 million and $78 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the three and six months ended June 30, 2015 and 2014 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

On April 15, 2015, Bunge and Saudi Agricultural and Livestock Investment Company (“SALIC”), formed a Canadian entity, G3 Global Grain Group Limited (“G3”). Bunge has a 51% ownership interest in G3 and will account for G3 by the equity method of accounting.

On July 30, 2015, G3 closed on the acquisition of an approximate 61% ownership interest in the Canadian Wheat Board (“CWB”) for 368 million Canadian dollars (approximately $283 million, as of July 30, 2015). The remaining interest was acquired by the CWB Farmers Equity Trust. In order to fund the acquisition amount, Bunge contributed capital to G3 of $99 million and SALIC contributed capital in the amount of $96 million and $88 million in the form of convertible debt. Simultaneously, the CWB acquired the assets of Bunge’s grain business in Canada, which includes Bunge’s export facility and grain elevators in Quebec for $54 million plus certain working capital for $39 million.

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $111 million and $152 million for the three months ended June 30, 2015 and 2014, respectively, and $381 million and $395 million for the six months ended June 30, 2015 and 2014, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $60 million and $76 million for the three months ended June 30, 2015 and 2014, respectively, and $185 million and $189 million for the six months ended June 30, 2015 and 2014, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2015 and December 31, 2014 are the following amounts related to these matters:

	June 30,	December 31,
(US$ in millions)	2015	2014
Tax claims	$193	$225
Labor claims	73	86
Civil and other claims	102	107
Total	$368	$418

Tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional.  Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $151 million and $177 million as of June 30, 2015 and December 31, 2014, respectively), plus applicable interest.  Management intends to continue to vigorously defend against its pending state cases.

In December 2012, July 2013 and November 2014, the Brazilian tax authorities concluded examinations of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2009, and proposed adjustments totaling approximately 430 million Brazilian reais (approximately $139 million and $162 million as of June 30, 2015 and December 31, 2014, respectively), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $48 million as of June 30, 2015), plus previously accrued interest on the outstanding amount due of approximately 985 million Argentine pesos (approximately $108 million as of June 30, 2015). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment .In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2015, totaled approximately $190 million. Bunge previously recorded an accrual of $30 million for a portion of the assessed interest. Based on a July 2015 determination by the Argentine Supreme Court and the opinions of external legal advisors, management has concluded that the risk of payment of such interest is remote and reversed the accrual. Bunge is challenging these actions in the Argentine courts and management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Labor claims - The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other - The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees - Bunge has issued or was a party to the following guarantees at June 30, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$86
Residual value guarantee (2)	149
Total	$235

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2015, Bunge had no outstanding recorded obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At June 30, 2015, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At June 30, 2015, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,323 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program — In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program runs indefinitely. There were no common shares repurchased under this program during the second quarter of 2015. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge - The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, April 1, 2015	$(5,229)	$45	$(151)	$3	$(5,332)
Other comprehensive income (loss) before reclassifications	221	(62)	1	—	160
Amount reclassified from accumulated other comprehensive income	—	5	—	—	5
Balance, June 30, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, April 1, 2014	$(2,363)	$(34)	$(69)	$5	$(2,461)
Other comprehensive income (loss) before reclassifications	216	(3)	(1)	—	212
Amount reclassified from accumulated other comprehensive income	—	(5)	—	—	(5)
Balance, June 30, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(1,111)	(20)	4	—	(1,127)
Amount reclassified from accumulated other comprehensive income	—	18	—	—	18
Balance, June 30, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2014	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	339	(16)	(1)	—	322
Amount reclassified from accumulated other comprehensive income	—	(4)	—	—	(4)
Balance, June 30, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2015	2014	2015	2014
Income from continuing operations	$92	$262	$338	$248
Net (income) loss attributable to noncontrolling interests	(7)	11	(4)	17
Income (loss) from continuing operations attributable to Bunge	85	273	334	265
Other redeemable obligations (1)	(5)	(7)	(11)	(13)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	1	15	15	10
Net income (loss) available to Bunge common shareholders	$72	$272	$321	$245

Weighted-average number of common shares outstanding:
Basic	143,726,689	146,477,301	144,441,666	146,984,651
Effect of dilutive shares:
—stock options and awards	900,064	881,736	908,144	969,188
—convertible preference shares	—	7,680,390	—	—
Diluted (2)	144,626,753	155,039,427	145,349,810	147,953,839

Basic earnings per common share:
Net income (loss) from continuing operations	$0.50	$1.75	$2.12	$1.59
Net income (loss) from discontinued operations	0.01	0.10	0.11	0.07
Net income (loss) to Bunge attributable to common shareholders—basic	$0.51	$1.85	$2.23	$1.66

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.50	$1.71	$2.11	$1.58
Net income (loss) from discontinued operations	—	0.10	0.10	0.07
Net income (loss) attributable to Bunge common shareholders—diluted	$0.50	$1.81	$2.21	$1.65

(1)             Accretion of redeemable noncontrolling interest of $5 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $11 million and $13 million for the six months ended June 30, 2015 and 2014, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and six months ended June 30, 2015, and 2014, respectively.

(2)             Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2015. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2015.

Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2014. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the six months ended June 30, 2014.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2015	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$7,744	$1,667	$409	$881	$81	$—	$10,782
Inter—segment revenues	801	44	—	—	—	(845)	—
Gross profit	360	85	57	25	8	—	535
Foreign exchange gains (losses)	26	(1)	(2)	(7)	—	—	16
Noncontrolling interests (1)	(13)	(1)	—	—	—	7	(7)
Other income (expense) — net	(8)	—	(1)	—	—	—	(9)
Segment EBIT (2)(3)	164	(6)	20	(12)	1	—	167
Discontinued operations (4)	—	—	—	—	—	1	1
Depreciation, depletion and amortization	(57)	(21)	(12)	(53)	(4)	—	(147)
Total assets	$13,047	$2,121	$1,153	$2,485	$396	$227	$19,429

Three Months Ended
June 30, 2014
Net sales to external customers	$12,855	$2,099	$553	$1,186	$100	$—	$16,793
Inter—segment revenues	880	40	3	—	1	(924)	—
Gross profit	522	143	88	26	14	—	793
Foreign exchange gains (losses)	3	(1)	—	13	(1)	—	14
Noncontrolling interests (1)	1	1	—	1	(1)	9	11
Other income (expense) — net	(1)	(1)	(2)	3	2	—	1
Segment EBIT (2)	311	46	44	6	11	—	418
Discontinued operations (4)	—	—	—	—	—	15	15
Depreciation, depletion and amortization	(58)	(25)	(13)	(62)	(4)	—	(162)
Total assets	$17,897	$2,525	$1,338	$3,555	$366	$330	$26,011

		Edible				Discontinued
Six Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2015	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$15,655	$3,315	$855	$1,628	$135	$—	$21,588
Inter—segment revenues	1,571	82	36	3	—	(1,692)	—
Gross profit	866	199	127	46	7	—	1,245
Foreign exchange gains (losses)	24	4	(4)	(15)	—	—	9
Noncontrolling interests (1)	(11)	(3)	—	—	—	10	(4)
Other income (expense) — net	—	—	(2)	(6)	—	—	(8)
Segment EBIT (2)(3)	494	30	56	(35)	(5)	—	540
Discontinued operations (4)	—	—	—	—	—	15	15
Depreciation, depletion and amortization	(115)	(43)	(23)	(78)	(8)	—	(267)
Total assets	$13,047	$2,121	$1,153	$2,485	$396	$227	$19,429

Six Months Ended
June 30, 2014
Net sales to external customers	$22,948	$4,027	$1,088	$2,030	$161	$—	$30,254
Inter—segment revenues	1,729	77	4	—	2	(1,812)	—
Gross profit	775	264	157	(10)	21	—	1,207
Foreign exchange gains (losses)	19	—	—	18	(1)	—	36
Noncontrolling interests (1)	3	(2)	—	2	(2)	16	17
Other income (expense) — net	(1)	1	(2)	8	1	—	7
Segment EBIT (2)	390	68	76	(58)	17	—	493
Discontinued operations (4)	—	—	—	—	—	10	10
Depreciation, depletion and amortization	(114)	(49)	(24)	(91)	(8)	—	(286)
Total assets	$17,897	$2,525	$1,338	$3,555	$366	$330	$26,011

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

(3)             Includes a pre-tax, non-cash impairment charge of $15 million in cost of goods sold recorded in the second quarter 2015, related to the announced closure of Bunge’s oil packaging plant in the United States.

(4)             Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2015	2014	2015	2014
Total segment EBIT from continuing operations	$167	$418	$540	$493
Interest income	13	33	24	52
Interest expense	(57)	(76)	(110)	(155)
Income tax (expense) benefit	(45)	(111)	(130)	(141)
Income (loss) from discontinued operations, net of tax	1	15	15	10
Noncontrolling interests’ share of interest and tax	7	9	10	16
Net income attributable to Bunge	$86	$288	$349	$275

18.          SUBSEQUENT EVENT

On July 30, 2015, G3, a related party, closed on the acquisition of an approximate 61% ownership interest in CWB for 368 million Canadian dollars (approximately $283 million, as of July 30, 2015). See Note 13 Related Party Transactions.

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

Second Quarter 2015 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness- EBIT for the second quarter of 2015 was $164 million compared to $311 million in the second quarter of 2014. Significantly lower results in softseed processing and trading & distribution were the primary drivers of lower performance in the quarter, while soy processing results were comparable with last year. In Oilseeds, Canadian canola processing margins were significantly weaker than an exceptionally strong prior-year period. European softseed margins were down from last year driven by the combination of slow farmer selling and decreased vegetable oil demand. In soy processing, results were higher in Asia Pacific, due to a recovery of margins from the depressed levels as seen for most of 2014, and in the United States, where capacity utilization and margins were higher than last year due to strong domestic and export demand. These improved results were offset in Argentina and Brazil, where margins were good in both regions, but not as strong as last year. Also, in Argentina volumes were impacted by strikes during May which delayed the start of peak season crushing. Oilseed trading & distribution results were significantly lower in the quarter due to lower margins and volumes. In Grains, results in grain origination were slightly lower as improved performance in Brazil, which benefited from a pick-up in farmer selling during the last half of June, were more than offset by weaker margins and volumes in North America and Argentina. Results were lower in grain trading & distribution due to decreased volumes and margins and less effective risk management strategies during the quarter. Results in ocean freight were higher due to good execution and the reversal of approximately $10 million of mark-to-market losses on bunker fuel hedges that were incurred in the fourth quarter of last year.

Edible Oil Products- EBIT for the second quarter of 2015 was a loss $6 million compared to income of $46 million in the second quarter of 2014. Results were primarily impacted due to market challenges in our Brazilian operations, which experienced a significant decrease in margins and lower volumes as consumers reduced spending and traded down to lower value products in response to the recessionary economy. Results in our European operations were also down largely due to the weak economic environment in certain countries, which more than offset the savings from our performance improvement initiatives. In the North America, excluding a $15 million impairment charge related to restructuring our footprint in the United States, results were higher driven by increased volumes and margins in both our refining and packaging operations.

Milling Products- EBIT for the second quarter of 2015 was $20 million compared to $44 million in the second quarter of 2014. The decrease in EBIT was primarily due to lower results in our Brazilian wheat and U.S. corn milling operations. In Brazil, we experienced a sharp reduction in volumes as customers, pulled back demand in response to the depressed economic environment, particularly in food services. In U.S. corn milling, slightly higher margins were more than offset by lower volumes as demand from ready-to-eat cereal and brewing industries remained soft. Adjusting for a $4 million mark-to-market impact related to hedges on wheat inventory, which will reverse later in the year, results in our Mexican wheat milling operations were comparable to last year. Results in rice milling were also similar to the prior year.

Sugar and Bioenergy- EBIT for the second quarter of 2015 was a loss $12 million compared to income of $6 million in the second quarter of 2014. The second quarter is typically a weak period for sugarcane milling operations as it marks the beginning of the harvest in the Center-South of Brazil when the sugar content of the cane is at its lowest level. Consequently, mills produce less sugar and ethanol per unit of sugarcane milled than they will in the second half of the year when the yield increases. Sugarcane milling results were slightly lower,  as higher sugar prices in Brazilian reais were offset by lower domestic ethanol and co-generation prices. Results in our trading & distribution business were lower, as well as in our biofuel joint ventures due to the less favorable U.S. ethanol production environment. Results in the quarter were impacted by a $7 million loss from our Brazilian renewable oils joint venture.

Fertilizer- EBIT for the second quarter of 2015 was $1 million compared to $11 million in the second quarter of 2014. Higher results in our Argentine fertilizer business were more than offset by lower results in our Brazilian port operation, which was impacted by lower volume and currency translation.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except volumes)	2015	2014	2015	2014
Volumes (in thousands of metric tons):
Agribusiness	32,802	35,004	64,046	66,678
Edible oil products	1,668	1,716	3,273	3,329
Milling products	992	1,196	2,072	2,348
Sugar and Bioenergy	2,780	2,134	4,996	4,074
Fertilizer	216	221	333	358

Net sales:
Agribusiness	$7,744	$12,855	$15,655	$22,948
Edible oil products	1,667	2,099	3,315	4,027
Milling products	409	553	855	1,088
Sugar and Bioenergy	881	1,186	1,628	2,030
Fertilizer	81	100	135	161
Total	$10,782	$16,793	$21,588	$30,254

Cost of goods sold:
Agribusiness	$(7,384)	$(12,333)	$(14,789)	$(22,173)
Edible oil products	(1,582)	(1,956)	(3,116)	(3,763)
Milling products	(352)	(465)	(728)	(931)
Sugar and Bioenergy	(856)	(1,160)	(1,582)	(2,040)
Fertilizer	(73)	(86)	(128)	(140)
Total	$(10,247)	$(16,000)	$(20,343)	$(29,047)

Gross profit:
Agribusiness	$360	$522	$866	$775
Edible oil products	85	143	199	264
Milling products	57	88	127	157
Sugar and Bioenergy	25	26	46	(10)
Fertilizer	8	14	7	21
Total	$535	$793	$1,245	$1,207

Selling, general and administrative expenses:
Agribusiness	$(201)	$(214)	$(385)	$(406)
Edible oil products	(89)	(96)	(170)	(195)
Milling products	(34)	(42)	(65)	(79)
Sugar and Bioenergy	(30)	(37)	(60)	(76)
Fertilizer	(7)	(3)	(12)	(2)
Total	$(361)	$(392)	$(692)	$(758)

Foreign exchange gains (losses):
Agribusiness	$26	$3	$24	$19
Edible oil products	(1)	(1)	4	—
Milling products	(2)	—	(4)	—
Sugar and Bioenergy	(7)	13	(15)	18
Fertilizer	—	(1)	—	(1)
Total	$16	$14	$9	$36

Noncontrolling interests:
Agribusiness	$(13)	$1	$(11)	$3
Edible oil products	(1)	1	(3)	(2)
Milling products	—	—	—	—
Sugar and Bioenergy	—	1	—	2
Fertilizer	—	(1)	—	(2)
Total	$(14)	$2	$(14)	$1

Other income (expense) - net:
Agribusiness	$(8)	$(1)	$—	$(1)
Edible oil products	—	(1)	—	1
Milling products	(1)	(2)	(2)	(2)
Sugar and Bioenergy	—	3	(6)	8
Fertilizer	—	2	—	1
Total	$(9)	$1	$(8)	$7

Segment earnings before interest and tax: (1)
Agribusiness	$164	$311	$494	$390
Edible oil products	(6)	46	30	68
Milling products	20	44	56	76
Sugar and Bioenergy	(12)	6	(35)	(58)
Fertilizer	1	11	(5)	17
Total	$167	$418	$540	$493

Depreciation, depletion and amortization:
Agribusiness	$(57)	$(58)	$(115)	$(114)
Edible oil products	(21)	(25)	(43)	(49)
Milling products	(12)	(13)	(23)	(24)
Sugar and Bioenergy	(53)	(62)	(78)	(91)
Fertilizer	(4)	(4)	(8)	(8)
Total	$(147)	$(162)	$(267)	$(286)

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

A reconciliation of total segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2015	2014	2015	2014
Total segment EBIT	$167	$418	$540	$493
Interest income	13	33	24	52
Interest expense	(57)	(76)	(110)	(155)
Income tax (expense) benefit	(45)	(111)	(130)	(141)
Income (loss) from discontinued operations, net of tax	1	15	15	10
Noncontrolling interests’ share of interest and tax	7	9	10	16
Net income (loss) attributable to Bunge	$86	$288	$349	$275

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Agribusiness Segment - Agribusiness segment net sales decreased by 40% to $7.7 billion in the second quarter of 2015, compared to $12.9 billion in the second quarter of 2014. The decrease was primarily driven by significantly lower global commodity prices and a 6% decline in volumes. In our North America grain origination business, volumes were lower as a result of slow farmer selling and lower export demand. In South America, volumes in Argentina were adversely impacted by new export quota regulations. Export volumes in the Black Sea region increased with the exception of Russia where volumes were down with higher export taxes. In our oilseed processing business, volumes showed 3% growth, driven by higher crushing volumes in North America and Asia. South American crush volumes were higher as well, but export volumes were impacted by port strikes in Argentina in May. In our trading & distribution activities, volumes were lower in all regions with a weaker margin environment.

Cost of goods sold decreased by 40% primarily as a result of significantly lower global commodity prices and volumes. Average prices of soybeans were 34% lower in the second quarter of 2015 compared to the same period a year ago, and corn and wheat prices were approximately 25% lower on average. Contributions from risk management were significantly lower in the second quarter of 2015 compared to very strong results in the same period last year. Industrial costs were lower as a result of the devaluation of most global currencies and lower energy costs in North America, partly offset by higher energy costs in Brazil.

Gross profit decreased to $360 million in the second quarter of 2015, from $522 million in the second quarter of 2014, primarily driven by lower results in oilseed processing and trading & distribution. In Oilseeds, canola processing margins in Canada and softseeds margins in Europe, driven by the combination of slow farmer selling and decreased vegetable oil demand, were significantly down from the exceptionally strong second quarter of last year. In soy processing, results were higher in Asia Pacific due to recovery from depressed levels seen for most of 2014, and in the United States, where capacity utilization and margins exceeded last year due to strong domestic and export demand. These improved results were offset by lower results in Argentina and Brazil, driven by lower margins compared to last year, while volumes in Argentina were impacted by strikes during May which delayed the start of peak season crushing.  Oilseed trading & distribution results were significantly lower in the quarter due to lower margins and volumes.  In Grains, results in grain origination were slightly lower as improved performance in Brazil, which benefited from a pick-up in farmer selling during the last half of June as CBOT prices increased, were more than offset by weaker margins and volumes in North America and Argentina. In grain trading & distribution results were lower due to a decrease in volumes and margins and mark-to-market charges on our grain positions due to the volatility of commodity prices at quarter end. Results in ocean freight were higher due to good execution and the reversal of approximately $10 million of mark-to-market losses on bunker fuel hedges that were incurred in the fourth quarter of last year.

SG&A expenses decreased by 6% to $201 million in the second quarter of 2015 compared to $214 million last year. This reduction was primarily driven by the weakening of most global currencies relative to the U.S. dollar with the exception of Argentina where the impact of inflation exceeded the devaluation of the Argentine peso. The currency impacts were partly offset by higher bad debt expenses in South America.

Foreign exchange results in the second quarter of 2015 were gains of $26 million, compared to $3 million in the same period in 2014. These results were primarily driven by movements in the Brazilian real, relative to the U.S. dollar.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests were income of $13 million in the second quarter of 2015 compared to a loss of $1 million in comparable period last year. The 2015 income is primarily driven by improved performance in our oilseed processing activities in Asia Pacific.

Other income (expenses) —net was expense of $8 million in the second quarter of 2015, primarily resulting from losses in an unconsolidated logistics venture in Brazil. Other income (expenses)-net in the second quarter of 2014 was expense of $1 million.

Segment EBIT decreased to $164 million in the second quarter of 2015 from $311 million in the second quarter of 2014, primarily as a result of lower gross profit driven by decreased results in most of our businesses, partly offset by higher results in China oilseed processing, Brazil grain origination, and ocean freight.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 21% in the second quarter of 2015 to $1.7 billion, compared to $2.1 billion in the same period last year, resulting from lower global vegetable oil prices and 3% lower volumes. Volumes were lower in Brazil, driven by lower demand in a recessionary economic environment, and also by slowing European economies and aggressive competitor pricing by local players in Central and Eastern Europe (“CEE”). These volume declines were partly offset by higher volumes in our North American refined oil business, driven by strong demand, and in Asia Pacific with increased demand in India. Net sales were also impacted by the devaluation of the Brazilian real, Ukrainian hryvnia and other global currencies, when translated into U.S. dollars, compared with the second quarter of 2014.

Cost of goods sold decreased 19% to $1.6 billion from $2.0 billion in the second quarter of 2014, primarily due to lower raw material costs resulting from declining global commodity prices, the translation of local currency costs into U.S. dollar and lower volumes. Cost of goods sold in the second quarter of 2015 included $15 million for impairment charges related to the announced closure of an oil packaging facility in the United States.

Gross profit decreased to $85 million compared with $143 million for the second quarter of 2014. The decrease was driven by the weak demand in Brazil and Europe as consumers held back purchases and traded down to lower value products in our main branded oils markets. Gross profit was also impacted by the strengthening of the U.S. dollar towards local currencies in our main markets, as we were not able to fully recover the higher costs in our margins. In Argentina, gross profit was essentially flat as lower margins in more profitable products were offset by higher volumes in lower margin products. Gross profit was also reduced by the $15 million of impairment charges in the United States.

SG&A expenses decreased to $89 million in the second quarter of 2015, from $96 million a year ago, primarily as a result of translation effects of weakening currencies in South America and Europe relative to the U.S. dollar. Our cost efficiency programs also continued to benefit SG&A costs.

Segment EBIT was a loss of $6 million in the second quarter of 2015, compared with income of $46 million in the year-ago period, primarily due to weaker results in Brazil and Europe driven by their weaker economic environment and $15 million impairment charges, partially offset by lower SG&A.

Milling Products Segment - Milling products segment net sales were $409 million in the second quarter of 2015, 26% below the same period of 2014. The decline in sales was driven by lower volumes and lower selling prices for wheat and corn products due to lower commodity prices. Volumes decreased by 17%, primarily in Brazil wheat milling where consumer and food services demand were weaker, and in U.S. corn milling where both cereal and brewing industry demand were weaker. The devaluation of the Brazilian real and Mexican peso against the U.S. dollar also impacted net sales.

Cost of goods sold decreased to $352 million from $465 million in the second quarter of 2014, resulting from lower volumes and commodity prices. Corn and wheat prices were down 24% and 23%, respectively, from the year-ago period. Foreign exchange effects on industrial costs in Brazil and Mexico and lower energy prices in the United States also reduced costs.

Gross profit decreased to $57 million from $88 million in the same period last year, primarily due to lower margins and volumes in Brazil and lower volumes in U.S. corn milling business. Higher energy prices in Brazil were more than offset by the positive impact of local currency costs in Brazil when translated into U.S. dollars. In Mexico, margins and volumes were slightly below last year, and results were impacted by $4 million of mark-to-market losses on hedges of wheat inventories, which will reverse later in the year. Rice milling margins were also comparable to last year as lower volumes were generally offset by higher margins.

SG&A expenses decreased by 19% to $34 million for the second quarter of 2015, mainly from the positive impact of the weaker Brazilian real and Mexican peso and continuing results from our performance improvement initiatives.

Segment EBIT decreased to $20 million in the second quarter of 2015, from $44 million last year, primarily as a result of lower volumes and the translation impact of the devaluation of the relevant currencies.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased by 26% to $881 million compared to $1,186 million in the second quarter last year. Higher volumes in our global trading and merchandising operations were more than offset by lower global sugar prices. On average, the futures price of raw sugar was 28% lower in the second quarter of 2015 than in the same period last year. In the Brazilian domestic market, however, sugar prices were higher, partially offsetting lower ethanol and cogeneration prices in that market. The approximately 30% devaluation of the Brazilian real compared to the same period last year negatively impacted translated domestic sales.

Cost of goods sold decreased 26% in the second quarter of 2015 to $856 million compared to $1,160 million in the second quarter of 2014, primarily driven by lower global sugar prices and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by higher volumes.

Gross profit of $25 million in the second quarter of 2015 was essentially flat compared to the same period last year. Results in our industrial operations in Brazil improved, primarily driven by crushing efficiency, both in volumes and industrial costs. Results in our trading & distribution business were lower than the same period last year as a lower margin environment more than offset higher volumes.

SG&A expenses decreased by 19% to $30 million in the second quarter of 2015 from $37 million in the comparable period of 2014, primarily due to the depreciation of the Brazilian real, positively impacting local currency costs translated into U.S. dollars and cost reduction and efficiency initiatives in our sugarcane mills.

Foreign exchange results in the second quarter of 2015 were losses of $7 million, compared to gains of $13 million in 2014. These results relate primarily to certain foreign currency hedges.

Other income (expenses)-net was nil in the second quarter of 2015, compared to income of $3 million in the second quarter of 2014. In 2015 $7 million of losses in our joint venture for the production of renewable oils in Brazil, were offset by gains in our North American bioenergy investment and corn wet milling joint venture facility in Argentina. In 2014 our North American bioenergy investment benefitted from the strong ethanol production margin environment.

Segment EBIT in the second quarter of 2015 was a loss of $12 million, compared to a gain of $6 million in the same period of 2014. With a flat gross profit, reduced SG&A expenses were more than offset by FX losses and lower results in our renewable oils joint venture.

Fertilizer Segment - Fertilizer segment net sales decreased 19% to $81 million in the second quarter of 2015, from $100 million in the year-ago period, primarily due to lower fertilizer imports in Brazil. In Argentina, lower sales resulted from lower prices and a different product mix, where lower volumes of nitrogen were partially offset by higher volumes of single super phosphate as a result of the acquisition of a production facility in November 2014.

Cost of goods sold was $73 million in the second quarter of 2015, compared to $86 million a year ago, driven by lower volumes and raw material costs and the benefit of the weaker Argentine peso on local currency industrial costs when translated into U.S. dollars.

Gross profit decreased to $8 million in the second quarter of 2015, from $14 million in the comparable period of 2014. Higher margins in Argentina were more than offset by lower results in our Brazilian port operations, which experienced lower import and storage volumes.

SG&A expenses were $7 million in the second quarter of 2015, compared to $3 million a year ago. The lower expenses in 2014 were primarily resulting from the reversal of certain value added tax and labor provisions.

Segment EBIT declined to $1 million in the second quarter of 2015 from $11 million in the same period a year ago, as a result of lower gross profit, primarily due to lower activity in our Brazilian port operations and the positive SG&A impact in the 2014 results.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2015	2014
Interest income	$13	$33
Interest expense	(57)	(76)

Interest income decreased by $20 million from the same period of 2014 with lower interest bearing cash balances in Brazil and Argentina. Also, interest income in 2014 included $12 million of accumulated interest on a loan provided to a related party. Interest expense decreased by 25%, primarily due to lower average outstanding debt as a result of reduced working capital requirements stemming from lower average global commodity prices in the 2015 period.

Income Tax Expense - In the quarter ended June 30, 2015, income tax expense was $45 million compared to $111 million in the quarter ended June 30, 2014. The effective tax rate in the second quarter of 2015 increased to 33% compared to 30% in the second quarter of 2014.

Discontinued Operations - Discontinued operations results for the second quarter of 2015 were income of $1 million, net of tax, compared to income of $15 million, net of tax, in the second quarter of 2014 which related primarily to collections on previously written-off receivables in Brazil.

Net Income Attributable to Bunge - For the quarter ended June 30, 2015, net income attributable to Bunge decreased to $86 million from $288 million in the quarter ended June 30, 2014. This decrease resulted primarily from lower Agribusiness and Edible Oil Products segment EBIT, partially offset by lower interest and income tax expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Agribusiness Segment - Net sales of $15.7 billion in the six months ended June 30, 2015 were down 32% from net sales of $22.9 billion in the six months ended June 30, 2014. The decrease is primarily driven by significantly lower commodity prices in the first half of 2015 compared to the same period last year. Also, volumes decreased 4% period-over-period with higher oilseed processing volumes being more than offset by lower grain origination and grain and oilseeds trading & distribution volumes. In oilseed processing, higher volumes were driven primarily by North America and Asia and were partly offset by lower volumes in Argentina due to disruption caused by strikes. In Grains, lower origination volumes in Brazil, due to slow farmer selling through May; Argentina, due to new government regulations on export quotas; and North America, due to slow farmer selling and softer export demand, were partly offset by higher volumes in the Black Sea region. In our trading & distribution businesses volumes were lower in both grains and oilseeds in all regions, with a challenging economic environment.

Cost of goods sold decreased by 33% to $14.8 billion in the six months ended June 30, 2015, from $22.1 billion last year, resulting primarily from the lower global commodity prices and the translation effect of weaker global currencies compared with the first half of 2014. In addition, risk management contributions improved in the first six months of 2015 relative to the same period last year. Solid performance in ocean freight, particularly bunker fuel procurement and in ports and services also contributed to the period over period cost improvement. Oilseed processing cost variances were mixed with the improvement in the market environment in China and a good margin environment with solid capacity utilization in North America being largely offset by lower origination volumes in South America, including the impact of port strikes in Argentina, which adversely impacted local currency procurement and unit production costs.

Gross profit increased by 12% to $866 million in the six months ended June 30, 2015, compared to $775 million in the same period a year ago. Improved results were primarily due to higher results in grain trading & distribution, which benefitted from improved risk management and ocean freight and port logistics contributions.

SG&A expenses were $385 million in the six months ended June 30, 2015 compared to $406 million in the six months ended June 30, 2014. Expenses in the first half of 2015 benefitted from the translation of weaker global currencies, particularly the Brazilian real and the euro, into U.S. dollars, partly offset by higher bad debt expenses in South America.

Foreign exchange gains were $24 million for the first half of 2015 compared to $19 million in the same period of 2014 and related primarily to further depreciation of the Brazilian real during the first half of 2015.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in non —wholly owned venture operations consolidated in our financial statements. For the six months ended June 30, 2015, the income of $11 million compared to losses of $3 million in the same period last year represents primarily improved results in our Asia Pacific oilseed processing entities.

Segment EBIT increased 27% to $494 million in the six months ended June 30, 2015 from $390 million in the six months ended June 30, 2014 primarily as a result of higher gross profit and a reduction in SG&A.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 18% to $3.3 billion in the six months ended June 30, 2015, from $4.0 billion in the same period last year, resulting primarily from lower global vegetable oils prices and the translation impact of weaker global currencies relative to the U.S. dollar. Volumes were 2% lower for the comparable periods, with most of the decline in the second quarter of 2015 resulting from worsening of the economies that directly impacted packaged oil and margarine demand in Brazil and Europe.

Cost of goods sold decreased for the six months ended June 30, 2015 to $3.1 billion from $3.8 billion in the same period of 2014, due to lower raw material costs resulting from market price declines of edible oils, lower demand which lowered production volumes and the translation impact of the weaker global currencies. Cost of goods sold for the six months ended June 30, 2015 included an impairment charge of $15 million related to the announced closing of one of our U.S. edible oil packaging facilities.

Gross profit for the first six months of 2015 decreased to $199 million compared to $264 million for the same period a year ago. The decrease was driven by lower volumes and margins in Brazil and Europe as consumers pulled-back on purchases and traded down to lower value products. The impact of the weaker economic environment was partly offset by cost benefits from our production efficiency programs. The U.S. facility impairment charge also contributed to the reduced gross profit.

SG&A expenses decreased by 13% to $170 million in the first six months of 2015, from $195 million a year ago, primarily as a result of the translation benefits of a global devaluation of currencies relative to the U.S. dollar and our cost reduction initiatives.

Foreign exchange results for the six months ended June 30, 2015 were a gain of $4 million, compared with nil for the same period in 2014.

Noncontrolling interests represent (income) loss attributed to noncontrolling interests in consolidated operations. Income attributable to noncontrolling interests was $3 million in the six months ended June 30, 2015 and $2 million for the six months ended June 30, 2014 and represent primarily the noncontrolling interest share of income from our edible oils non-wholly owned ventures in Europe.

Segment EBIT decreased to $30 million for the six months ended June 30, 2015, from $68 million in the same period a year ago as lower gross profit was only partly offset by lower SG&A.

Milling Products Segment - Milling products segment sales decreased by 21% to $855 million in the six months ended June 30, 2015 from $1.1 billion in the same period last year partially as the result of approximately 20% lower average commodity prices. Additionally, volumes declined by 12%, primarily in U.S. corn milling driven by soft demand in the cereal and brewery industries, and in Brazil wheat milling which was impacted by the weak economic environment that depressed demand both in retail and food services. Volumes in our U.S. rice milling operations were also lower.

Cost of goods sold decreased by 22% to $728 million for the six months ended June 30, 2015 from $931 million in the six months ended June 30, 2014 primarily due to lower volumes, lower commodity raw material costs and the translation impact of the devaluation of the Brazilian real and Mexican peso against the U.S. dollar.

Gross profit decreased to $127 million in the first six months of 2015, from $157 million in the same period a year ago, primarily due to lower volumes and margins in Brazil and lower volumes in U.S. corn milling. Margins and volumes in Brazil were adversely impacted by the effects of the currency devaluation. Our Mexico wheat milling operations are performing within our expectations as the increased competitive pressures in a weak economic environment have been largely offset by the synergies of integrating our local businesses. In rice milling, lower volumes more than offset higher margins.

SG&A expenses decreased to $65 million for the six months ended June 30, 2015, from $79 million a year ago, mainly resulting from the translation benefit of the weaker Brazilian real and Mexican peso on the translation of local currency expenses.

Foreign exchange results for the six months ended June 30, 2015 were a loss of $4 million, compared with nil for the same period in 2014.

Segment EBIT decreased to $56 million for the six months ended June 30, 2015 from $76 million in the same period last year, as weakening demand in Brazil and the U.S. resulted in lower volumes and margins, partly offset by lower SG&A expenses.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales were $1.6 billion in the six months ended June 30, 2015, compared to $2.0 billion in the six months ended June 30, 2014. The 20% decrease in sales was driven by lower global prices of sugar and domestic ethanol prices in Brazil. On average, the futures price of raw sugar was 22% lower in the first six months of 2015, compared to the same period last year. Also, the 23% devaluation of the Brazilian real for comparable periods negatively impacted local sales of sugar and ethanol, when converted into U.S. dollars. Volumes increased by 23% compared to the first half of 2014 due to increased activity in our trading and merchandising business. Also, industrial volumes in our Brazilian sugarcane milling operation increased in the first six months of 2015 relative to same period last year, primarily due to higher utilization of crush capacity and the impact of commercialization of inventories carried over from last year.

Cost of goods sold decreased 22% to $1.6 billion for the first six months of 2015, compared to $2.0 billion for the same period last year, driven by lower prices of raw materials and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by higher volumes.

Gross profit increased to $46 million in the six months ended June 30, 2015 from a loss of $10 million in the same period of last year, primarily driven by improved results in our industrial operations resulting from crushing efficiency, both in volumes and industrial costs and higher volumes and margins in cogeneration. In our global trading & distribution operations, higher volumes were more than offset by lower margins. In 2014, gross profit was impacted by $31 million of unrealized mark-to-market losses on our forward sugar sales positions, which were recovered later in the year as the contracts were executed.

SG&A expenses were $60 million for the six months ended June 30, 2015, 21% lower compared to $76 million for the same period a year ago, driven by translation benefits of the devaluation of the Brazilian real on local currency costs, and cost reduction and efficiency initiatives in our industrial operations.

Foreign exchange results in the six months ended June 30, 2015 were losses of $15 million, compared to gains of $18 million in the same period a year ago. These results are related primarily to results on certain currency hedges.

Noncontrolling interests (income) was nil in the first six months of 2015, compared to losses of $2 million in the first six months of 2014. The 2014 result represent losses from our non-wholly owned Brazilian sugarcane mills, of which we acquired the remaining interest in the third quarter of 2014.

Other income (expenses)-net was expense of $6 million in the six months ended June 30, 2015, compared to $8 million of income for the same period in 2014. Losses in our joint venture for the production of renewable oils in Brazil were partly offset by good results in our corn wet milling joint venture in Argentina. Results in our North American bioenergy investment were lower.

Segment EBIT improved by $23 million to a loss of $35 million in the six months ended June 30, 2015 from a loss of $58 million in the six months ended June 30, 2014, primarily due to gross profit improvement and reduced expenses.

Fertilizer Segment - Fertilizer segment net sales decreased 16% to $135 million in the six months ended June 30, 2015, compared to $161 million in the six months ended June 30, 2014, primarily due to lower fertilizer imports in Brazil. In Argentina, sales were lower, resulting from lower prices and a different product mix. In addition, in the first quarter of 2015 volumes were reduced with a strike at one of our plants.

Cost of goods sold was $128 million for the six months ended June 30, 2015, compared to $140 million for the same period last year. Lower volumes and raw material costs and the translation benefit of the weaker Argentine peso, were partly offset by higher cost imports of nitrogen due to the aforementioned strike.

Gross profit decreased to $7 million for the six months ended June 30, 2015 from $21 million in the comparable period of 2014 as a result of lower volumes and not fully recovered industrial costs in our Brazilian port operations. Gross profit in our Argentine operations was impacted by higher production costs and impacts of the strike.

SG&A was $12 million for the first six months of 2015 compared with $2 million in the first six months of 2014. The lower expense in 2014 includes the reversal of certain value added tax, labor and bad debt provisions in Brazil.

Noncontrolling interests was nil in the first six months of 2015, compared to losses of $2 million in the first six months of 2014, which represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Segment EBIT was a loss of $5 million for the six months ended June 30, 2015, compared to income of $17 million in the same period of 2014, mainly driven by lower gross profit in our Brazilian port operations, the impact of the strike in Argentina and the positive SG&A impact on 2014 results.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2015	2014
Interest income	$24	$52
Interest expense	(110)	(155)

Interest income decreased to $24 million when compared to the same period of 2014, as a result of lower cash investments in Brazil and Argentina. Also, interest income in 2014 included $12 million of accumulated interest on a loan provided to and repaid by a related party. Interest expense decreased by 29% when compared to the same period last year, primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to lower global commodity prices in 2015, compared to the same period a year ago, and lower capital expenditures, partly offset by share repurchases.

Income Tax Expense - In the six months ended June 30, 2015, income tax expense was $130 million compared to income tax expense of $141 million in the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 decreased to 28% compared to 36% in the six months ended June 30, 2014. Income taxes in 2014 included $13 million of discrete tax charges related to uncertain income tax positions in North America and the finalization of a tax audit in Europe.

Discontinued Operations - Discontinued operations results for the six months ended June 30, 2015 were income of $15 million, net of tax, compared to $10 million, net of tax, in the six months ended June 30, 2014. In 2015, gains in Brazilian fertilizer driven by foreign exchange gains and collections of previously written-off farmer receivables were partly offset by losses in the asset management business.

Net Income Attributable to Bunge - For the six months ended June 30, 2015, net income attributable to Bunge increased to $349 million from $275 million in the six months ended June 30, 2014. This increase resulted primarily from an increase in Agribusiness EBIT and the lower effective income tax rate.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.44 and 1.50 at June 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $426 million and $362 million at June 30, 2015 and December 31, 2014, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our agribusiness segment are reported at fair value and were $4,197 million and $4,125 million at June 30, 2015 and December 31, 2014, respectively. Of these amounts $3,389 million and $2,937 million were attributable to merchandising activities at June 30, 2015 and December 31, 2014, respectively. RMI in our edible oil products segment are reported at fair value in the aggregate amount of $112 million and $127 million at June 30, 2015 and December 31, 2014, respectively. The sugar and bioenergy segment included sugar RMI of $102 million and $157 million at June 30, 2015 and December 31, 2014, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At June 30, 2015, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,209 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		June 30,	June 30,	December 31,
and Revolving Credit Facilities	Maturities	2015	2015	2014

Commercial paper	2019	$600	$350	$—
Long-term revolving credit facilities (1)	2016-2019	4,415	456	538
Total		$5,015	$806	$538

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

We had $200 million of borrowings outstanding at June 30, 2015 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and November, 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.90% to 1.55% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate of 0.25%.

We had no borrowings outstanding at June 30, 2015 under our $1,750 million three-year unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing March 17, 2017. Borrowings under the Facility bear interest at LIBOR plus a margin, which will vary from 0.70% to 1.70% per annum based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee at a rate of 35% of the margin specified above, which vary based on the rating level at each such quarterly payment date.

We had $256 million borrowings outstanding at June 30, 2015 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at June 30, 2015 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2015, there was $350 million outstanding under the commercial paper program and no amount was outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At both June 30, 2015 and December 31, 2014, $275 million was outstanding under these bilateral short-term credit lines.

Short and long-term debt — Our short and long-term debt increased by $748 million at June 30, 2015 from December 31, 2014, primarily due to higher working capital financing requirements during the year, the repurchase of common shares for $200 million and payment of $41 million for the acquisition of Heartland Harvest, Inc. For the six month period ended June 30, 2015, our average short and long-term debt outstanding was approximately $4,264 million compared to approximately $5,762 million for the six months ended at June 30, 2014. Our long-term debt balance was $3,404 million at June 30, 2015 compared to $3,263 million at December 31, 2014. The following table summarizes our short-term debt at June 30, 2015.

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$851	2.80%	$1,063	$895	3.58%
Commercial paper	350	0.42%	350	88	0.42%

Total	$1,201	2.11%	$1,413	$983	3.30%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2015	2014
Short-term debt: (1)
Short-term debt (2) (3)	$1,201	$594
Current portion of long-term debt, including consolidated investment fund debt	908	408
Total short-term debt	2,109	1,002
Long-term debt (4):
Bilateral revolving credit facilities expiry 2016	200	200
Revolving credit facility expiry 2018	256	338
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	233	—
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	49	—
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	—
5.10% Senior Notes due 2015	382	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
Other (5)	249	393

Subtotal	3,404	3,263
Less: Current portion of long-term debt	(908)	(408)
Total long-term debt, including consolidated investment fund debt	2,496	2,855
Total debt	$4,605	$3,857

(1)             Includes secured debt of $18 million and $21 million at June 30, 2015 and December 31, 2014, respectively.

(2)             Includes $80 million and $155 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 16.61% and 11.95% as of June 30, 2015 and December 31, 2014, respectively.

(3)             Includes consolidated investment fund debt which matures at various dates through 2015 with no recourse to Bunge. Bunge elected to account for $24 million and $24 million at fair value as of June 30, 2015 and December 31, 2014, respectively.

(4)             Includes secured debt of $44 million and $43 million at June 30, 2015 and December 31, 2014, respectively.

(5)             Includes consolidated investment fund debt which matures at various dates through 2017 with no recourse to Bunge. Bunge elected to account for $55 million and $195 million at fair value as of June 30, 2015 and December 31, 2014, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2015 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2015.

Trade Receivable Securitization Program — Our trade receivable securitization program provides us with an additional source of liquidity. The program provides funding for up to $700 million against receivables sold into the program. The securitization program terminates on June 1, 2016.

Equity

Total equity was $7,630 million at June 30, 2015, as set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2015	2014
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,092	5,053
Retained earnings	7,408	7,180
Accumulated other comprehensive income	(5,167)	(4,058)
Treasury shares, at cost - 2015 - 8,174,873 shares and 2014 - 5,714,273 shares	(620)	(420)
Total Bunge shareholders’ equity	7,404	8,446
Noncontrolling interest	226	244
Total equity	$7,630	$8,690

Total Bunge shareholders’ equity was $7,630 million at June 30, 2015 compared to $8,690 million at December 31, 2014. The decrease in shareholders’ equity was primarily due to translation adjustments of $1,111 million, declared dividends to common and preferred shareholders of $104 million and $17 million, respectively and the $200 million cost for purchasing treasury shares during the six months ended June 30, 2015. These reductions were partially offset by $349 million net income attributable to Bunge for the six months ended June 30, 2015.

Noncontrolling interest decreased to $226 million at June 30, 2015 from $244 million at December 31, 2014, primarily related to the return of shareholders capital in one of our noncontrolling interests in the United States.

As of June 30, 2015, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1220 Bunge Limited common shares, based on the conversion price of $89.1299 per share, subject to certain additional anti-dilution adjustments (which represents 7,741,800 Bunge Limited common shares at December 31, 2014). At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2015, our cash and cash equivalents increased by $64 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to a decrease of $219 million in cash and cash equivalents for the six months ended June 30, 2014.

Cash used for operating activities was $300 million for the six months ended June 30, 2015 compared to cash used for operating activities of $791 million for the six months ended June 30, 2014. Net cash inflows from operating activities were principally due to net income, including adjustments for non-cash items. The increase in net operating assets and liabilities for the six months 2015 represents an increase from lower working capital levels at December 31, 2014. The second quarter of our calendar year generally shows a seasonal increase in working capital requirements with the crop harvests in the Southern Hemisphere. As a result of lower global commodity prices in 2015, compared to 2014, the cash used for working capital requirements was significantly lower in the first six months of 2015, compared to the same period last year.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the subsidiary financial statements are prepared in the functional currency and then translated into U.S. dollars.  These loans are remeasured into their respective functional currencies at exchange rates at each balance sheet date, resulting in a foreign exchange gain or loss in our consolidated statements of income. In addition, certain of our non-U.S. operating subsidiaries have the U.S. dollar as their functional currency and are often partially funded with local currency borrowings, resulting in a similar foreign exchange remeasurement gain or loss. For the six months ended June 30, 2015 and 2014, we recorded a foreign exchange gain of $182 million and loss of $62 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt.  As a result, these foreign exchange remeasurement gains and losses are included in net income but have no impact on cash flows from operations.

Cash used for investing activities was $226 million in the six months ended June 30, 2015 compared to $254 million in the six months ended June 30, 2014. For the 2015 period, payments made for capital expenditures of $222 million were primarily related to replanting of sugarcane for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets, and the remaining interest in a Spanish biodiesel production facility. During the first six months of 2014 payments made for capital expenditures of $351 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in a wheat milling facility in Brazil, edible oil refining and packaging facilities in the U.S. and Mexico, a port facility and oilseed processing facility in Ukraine, and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million.

Cash provided by financing activities was $651 million in the six months ended June 30, 2015, compared to $826 million in the six months ended June 30, 2014. In the 2015 period, the net increase of $959 million in borrowings, compared to $1,135 in the same period a year ago, reflected a declining global commodity price environment which reduced our incremental working capital financing needs. Dividends paid to our common shareholders and holders of our convertible preference shares were $116 million and $105 million for the six months ended June 30, 2015 and 2014, respectively. Further, in connection with our common share repurchase program, in 2015 we purchased 2,460,600 of our common shares at a cost of $200 million and we paid $51 million in cash for our business acquisitions. In connection with our common share repurchase program, during the first six months of 2014 we purchased 2,568,600 of our common shares at a cost of $200 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at June 30, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$86
Residual value guarantee (2)	149
Total	$235

(1)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2015, we had no outstanding recorded obligation related to these guarantees.

(2)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At June 30, 2015, our recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At June 30, 2015, debt with a carrying amount of $4,323 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.34 per share on June 2, 2015 to common shareholders of record on May 19, 2015.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2015 to shareholders of record on May 15, 2015.  On May 19, 2015, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.38 per common share.  The dividend will be payable on September 2, 2015 to common shareholders of record on August 19, 2015.  We also announced on May 19, 2015 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2015 to shareholders of record on August 15, 2015.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.  There were no material changes to our critical accounting policies during the six months ended June 30, 2015. For recent accounting pronouncements refer to Note 2 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 10 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for a more detailed discussion of our derivative instruments.

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

	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$38	$(4)	$(219)	$(22)
Lowest daily aggregated position value	$(950)	$(95)	$(1,608)	$(161)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2015 was not material.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $230 million for the six months ended June 30, 2015 and foreign exchange losses of $296 million for the year ended December 31, 2014 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate derivative instruments to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at June 30, 2015, was $4,747 million with a carrying value of $4,605 million. There was no significant change in our interest rate risk at June 30, 2015.

A hypothetical 100 basis point increase in the interest yields on our debt at June 30, 2015 would result in a decrease of approximately $46 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2015 would cause an increase of approximately $47 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $30 million in our interest expense. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as Japanese Yen LIBOR, TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $48 million as of June 30, 2015), plus previously accrued interest on the outstanding amount due of approximately 985 million Argentine pesos (approximately $108 million as of June 30, 2015). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of ours rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of June 30, 2015, totaled approximately $190 million. We previously recorded an accrual of $30 million for a portion of the assessed interest. Based on a July 2015 determination by the Argentine Supreme Court and the opinions of external legal advisors, management has concluded that the risk of payment of such interest is remote and reversed the accrual. We are challenging these actions in the Argentine courts and management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Various tax matters in Brazil and Argentina are discussed in Note 14 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We are also a party to a large number of labor, civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $147 million as of June 30, 2015 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include approximately 79 million Brazilian reais (approximately $26 million as of June 30, 2015) related to a legacy environmental claim.

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

BUNGE LIMITED

Date: July 31, 2015	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1