Form 10-Q
period 2015-09-30
Bunge LTD
filed 2015-11-06
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 142,458,656

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$10,762	$13,676	$32,350	$43,930
Cost of goods sold	(10,017)	(12,957)	(30,360)	(42,004)

Gross profit	745	719	1,990	1,926
Selling, general and administrative expenses	(358)	(403)	(1,050)	(1,161)
Interest income	18	19	42	71
Interest expense	(77)	(70)	(187)	(225)
Foreign exchange gains (losses)	(24)	23	(15)	59
Other income (expense) — net	2	(2)	(6)	5
Gain on sale of Canadian grain assets	47	—	47	—

Income from continuing operations before income tax	353	286	821	675
Income tax (expense) benefit	(140)	(9)	(270)	(150)

Income from continuing operations, net of tax	213	277	551	525
Income from discontinued operations, net of tax	21	27	36	37

Net income	234	304	587	562
Net loss (income) attributable to noncontrolling interests	5	(10)	1	7

Net income attributable to Bunge	239	294	588	569
Convertible preference share dividends and other obligations	(10)	(10)	(38)	(40)

Net income available to Bunge common shareholders	$229	$284	$550	$529

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$1.45	$1.77	$3.57	$3.36
Net income (loss) from discontinued operations	0.14	$0.19	$0.25	$0.25

Net income (loss) attributable to Bunge common shareholders	$1.59	$1.96	$3.82	$3.61

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$1.42	$1.73	$3.53	$3.34
Net income (loss) from discontinued operations	0.14	$0.17	$0.24	$0.24

Net income (loss) attributable to Bunge common shareholders	$1.56	$1.90	$3.77	$3.58

Dividends declared per common share	$0.38	$0.34	$1.10	$0.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$234	$304	$587	$562
Other comprehensive income (loss):
Foreign exchange translation adjustment	(1,248)	(1,025)	(2,360)	(667)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2015, nil and nil in 2014	166	29	146	13
Unrealized gains (losses) on investment, net of tax (expense) benefit of nil and nil in 2015, $1 and $1 in 2014	—	(2)	—	(2)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2015, nil and nil in 2014	33	(7)	51	(11)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2015, nil and nil in 2014	1	—	5	(1)
Total other comprehensive income (loss)	(1,048)	(1,005)	(2,158)	(668)
Total comprehensive income (loss)	(814)	(701)	(1,571)	(106)
Less: comprehensive (income) loss attributable to noncontrolling interest	8	5	5	3
Total comprehensive income (loss) attributable to Bunge	$(806)	$(696)	$(1,566)	$(103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$303	$362
Time deposits under trade structured finance program (Note 4)	296	1,343
Trade accounts receivable (less allowances of $119 and $121) (Note 12)	1,908	1,840
Inventories (Note 5)	5,013	5,554
Deferred income taxes	120	177
Other current assets (Note 6)	3,866	3,805
Total current assets	11,506	13,081

Property, plant and equipment, net	4,616	5,626
Goodwill	296	349
Other intangible assets, net	228	256
Investments in affiliates	411	294
Deferred income taxes	454	565
Other non-current assets (Note 7)	928	1,261
Total assets	$18,439	$21,432
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$832	$594
Current portion of long-term debt (Note 11)	519	408
Letter of credit obligations under trade structured finance program (Note 4)	296	1,343
Trade accounts payable	3,465	3,248
Deferred income taxes	54	42
Other current liabilities (Note 9)	3,004	3,069
Total current liabilities	8,170	8,704
Long-term debt (Note 11)	2,583	2,855
Deferred income taxes	136	177
Other non-current liabilities	851	969
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	38	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2015 and 2014 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2015 — 142,453,910 shares, 2014 — 145,703,198 shares	1	1
Additional paid-in capital	5,102	5,053
Retained earnings	7,585	7,180
Accumulated other comprehensive income (loss) (Note 15)	(6,212)	(4,058)
Treasury shares, at cost - 2015 - 9,586,083 and 2014 - 5,714,273 shares	(720)	(420)
Total Bunge shareholders’ equity	6,446	8,446
Noncontrolling interests	215	244
Total equity	6,661	8,690
Total liabilities and equity	$18,439	$21,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$587	$562
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Gain on sale of Canadian grain assets	(47)	—
Impairment charges	24	4
Foreign exchange loss (gain) on debt	(227)	(61)
Bad debt expense	20	22
Depreciation, depletion and amortization	403	448
Stock-based compensation expense	38	36
Deferred income tax expense (benefit)	(13)	(17)
Other, net	(40)	(86)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(330)	(424)
Inventories	(114)	590
Secured advances to suppliers	(382)	(4)
Trade accounts payable and accrued liabilities	722	439
Advances on sales	(104)	(109)
Net unrealized gain/loss on derivative contracts	7	(296)
Margin deposits	(32)	86
Other, net	121	(74)
Cash provided by (used for) operating activities	633	1,116
INVESTING ACTIVITIES
Payments made for capital expenditures	(365)	(515)
Acquisitions of businesses (net of cash acquired)	(54)	(14)
Proceeds from the sale of Canadian grain assets	90	—
Proceeds from investments	269	261
Payments for investments	(203)	(140)
Payments for investments in affiliates	(158)	(40)
Other, net	4	(5)
Cash provided by (used for) investing activities	(417)	(453)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	31	(58)
Proceeds from short-term debt with maturities greater than 90 days	562	802
Repayments of short-term debt with maturities greater than 90 days	(303)	(630)
Proceeds from long-term debt	5,781	7,492
Repayments of long-term debt	(5,792)	(8,191)
Proceeds from sale of common shares	24	34
Repurchases of common shares	(300)	(300)
Dividends paid	(178)	(162)
Other, net	(10)	(18)
Cash provided by (used for) financing activities	(185)	(1,031)
Effect of exchange rate changes on cash and cash equivalents	(90)	(17)
Net increase (decrease) in cash and cash equivalents	(59)	(385)
Cash and cash equivalents, beginning of period	362	742
Cash and cash equivalents, end of period	$303	$357

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(9)	—	—	—	—	—	588	—	—	(1)	587
Accretion of noncontrolling interests	13	—	—	—	—	(13)	—	—	—	—	(13)
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	(2,154)	—	(4)	(2,158)
Dividends on common shares	—	—	—	—	—	—	(158)	—	—	—	(158)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17)	(17)
Stock-based compensation expense	—	—	—	—	—	38	—	—	—	—	38
Repurchase of common shares	—	—	—	(3,871,810)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	622,522	—	24	—	—	—	—	24
Balance, September 30, 2015	$38	6,900,000	$690	142,453,910	$1	$5,102	$7,585	$(6,212)	$(720)	$215	$6,661

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(11)	—	—	—	—	—	569	—	—	(7)	562
Accretion of noncontrolling interest	15	—	—	—	—	(15)	—	—	—	—	(15)
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	(672)	—	4	(668)
Dividends on common shares	—	—	—	—	—	—	(143)	—	—	—	(143)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	(23)	—	—	—	23	—
Stock-based compensation expense	—	—	—	—	—	36	—	—	—	—	36
Repurchase of common shares	—	—	—	(3,780,987)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	1,037,927	—	35	—	—	—	—	35
Balance, September 30, 2014	$38	6,900,000	$690	145,053,724	$1	$5,000	$7,292	$(3,244)	$(420)	$243	$9,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2014 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, forming part of Bunge’s 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015.

2.             ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In July 2015, the FASB issued Accounting Standards Update (“ASU”), Inventory—Simplifying the Measurement of Inventory, which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on Bunge’s results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU (“Subtopic 835-30”) Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. The update requires retrospective application and is effective for fiscal years beginning after December 15, 2015, early adoption is permitted. Bunge is evaluating the potential impact of this standard on its consolidated financial statements.

In February 2015, the FASB issued ASU (“Topic 810”) Consolidation-Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, early adoption is permitted. Bunge expects the adoption of this standard to result in the deconsolidation of investment funds in its asset management business and is evaluating the potential impact of this standard on the consolidation of certain other legal entities.

In May 2014, the FASB amended the Accounting Standards Codification (“ASC”) and created ASC (“Topic 606”) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The initial effective date is for interim and annual periods beginning on or after December 15, 2016, however, in August 2015, FASB issued an ASU effectively deferring the implementation date by one year. In addition, the ASU permits companies to early adopt the guidance as of the original effective date, but not before January 1, 2017. The new requirements may be implemented either retrospectively for all prior periods presented, or retrospectively with a cumulative-effect adjustment at the date of initial application.  Bunge is evaluating the potential impact of this standard on its consolidated financial statements.

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

On April 15, 2015, Bunge and Saudi Agricultural and Livestock Investment Company (“SALIC”), formed a Canadian entity, G3 Global Grain Group Limited (“G3”). See Note 13.

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

4.             TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include a program under which a Bunge entity generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, as well as foreign exchange forward contracts, and time deposits denominated in the local currency of the financial institution counterparties, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

At September 30, 2015 and December 31, 2014, time deposits and LCs, including foreign exchange contracts totaled $296 million and $1,343 million, respectively. In addition, at September 30, 2015 and December 31, 2014, the fair values of the time deposits (Level 2 measurements) totaled approximately $296 million and $1,343 million, respectively, and the fair values of the LCs, including foreign exchange contracts (Level 2 measurements) totaled approximately $296 million and $1,353 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were nil and gains of $10 million at September 30, 2015 and December 31, 2014, respectively. Additionally, as of September 30, 2015 and December 31, 2014, time deposits, LCs, and foreign exchange contracts of nil and $1,496 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.

At September 30, 2015 and December 31, 2014, time deposits had weighted-average interest rates of 7.62% and 8.77%, respectively. During the nine months ended September 30, 2015 and 2014, total proceeds from issuances of LCs under the program were $1,125 million and $4,240 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the program are included in operating activities in the condensed consolidated statements of cash flows.

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

	September 30,	December 31,
(US$ in millions)	2015	2014
Agribusiness (1)	$4,041	$4,273
Edible Oil Products (2)	330	411
Milling Products	151	198
Sugar and Bioenergy (3)	385	602
Fertilizer	106	70
Total	$5,013	$5,554

(1)

Includes RMI of $3,914 million and $4,125 million at September 30, 2015 and December 31, 2014, respectively. Of these amounts $2,989 million and $2,937 million can be attributable to merchandising activities at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $96 million and $127 million at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $128 million and $157 million at September 30, 2015 and December 31, 2014, respectively.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2015	2014
Prepaid commodity purchase contracts (1)	$355	$153
Secured advances to suppliers, net (2)	441	520
Unrealized gains on derivative contracts, at fair value	1,676	1,569
Recoverable taxes, net	236	349
Margin deposits	352	323
Marketable securities, at fair value	132	108
Deferred purchase price receivable, at fair value (3)	84	78
Prepaid expenses	173	183
Other	417	522
Total	$3,866	$3,805

(1)	Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)

Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold. The secured advances to farmers are reported net of allowances of $1 million and $2 million at September 30, 2015 and December 31, 2014, respectively.

Interest earned on secured advances to suppliers of $7 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $27 million and $27 million for the nine months ended September 30, 2015 and 2014, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

7.             OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2015	2014
Recoverable taxes, net (1)	$261	$337
Judicial deposits (1)	121	159
Other long-term receivables	23	40
Income taxes receivable (1)	180	188
Long-term investments	125	263
Affiliate loans receivable, net	12	18
Long-term receivables from farmers in Brazil, net (1)	90	102
Other	116	154
Total	$928	$1,261

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $22 million and $31 million at September 30, 2015 and December 31, 2014, respectively.

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

Long-term investments-Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge’s consolidated financial statements. The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is $76 million and $208 million at September 30, 2015 and December 31, 2014, respectively. The decline of these investments is a result of the discontinuance of Bunge’s asset management activities.

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

	September 30,	December 31,
(US$ in millions)	2015	2014
Legal collection process (1)	$115	$179
Renegotiated amounts (2)	71	76
Total	$186	$255

(1)    All amounts in legal process are considered past due upon initiation of legal action.

(2)    All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $217 million and $289 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2015		December 31, 2014
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$104	$66	$164	$103
Renegotiated amounts	40	30	65	50
For which no allowance has been provided:
Legal collection process	11	—	15	—
Renegotiated amounts	31	—	11	—
Total	$186	$96	$255	$153

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2015	2014	2015	2014
Beginning balance	$127	$176	$153	$196
Bad debt provisions	1	3	6	5
Recoveries	(4)	(6)	(18)	(21)
Write-offs	(1)	—	(1)	(21)
Transfers (1)	—	—	5	4
Foreign exchange translation	(27)	(17)	(49)	(7)
Ending balance	$96	$156	$96	$156

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

For the nine months ended September 30, 2015 and 2014, income tax expense related to continuing operations was $270 million and $150 million, respectively. The related effective tax rates were 33% and 22%. The higher effective tax rate for the nine months ended September 30, 2015, resulted mainly from geographical earnings mix that included profits in higher tax jurisdictions and the establishment of valuation allowances. Income tax expense in 2014 included $53 million of discrete tax benefits, primarily resulting from a deferred tax asset recorded for operating losses of a subsidiary effectively taxable in Brazil.

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

Bunge had received from the Brazilian tax authorities proposed adjustments (reduced by existing net operating loss carryforwards) totaling an aggregate amount of 1,177 million and 1,135 million Brazilian reais ($296 million and $427 million) as of September 30, 2015 and December 31, 2014, respectively, plus applicable interest and penalties, related to multiple examinations of income tax returns for certain subsidiaries for years up to 2010. Management, in consultation with external legal advisors, has reviewed and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the majority of the proposed adjustments. As of September 30, 2015 and December 31, 2014, Bunge had recognized uncertain tax positions related to these tax assessments of 59 million and 38 million Brazilian reais ($15 million and $14 million, respectively). In 2014, the Brazilian tax authorities commenced an audit of Bunge’s largest Brazilian subsidiary for the tax years 2010, 2011 and 2012.

In addition, as of September 30, 2015 and December 31, 2014, Bunge’s Argentine subsidiary had received income tax assessments relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $46 million and $51 million, respectively), plus applicable interest on the outstanding amount due of approximately 1,024  million and 907 million Argentine pesos as of September 30, 2015 and December 31, 2014, (approximately $109 million and $106 million, respectively). Management, in consultation with external legal advisors, has received and responded to the proposed adjustments and believes that it is more likely than not that Bunge will prevail on the proposed adjustments. Fiscal years 2008 and 2009 are currently being audited by the tax authorities (see also Note 14).

9.             OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2015	2014
Accrued liabilities	$700	$769
Unrealized losses on derivative contracts at fair value	1,705	1,629
Advances on sales	257	392
Other	342	279
Total	$3,004	$3,069

10.          FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 12 for deferred purchase price (“DPP”) receivable related to sales of trade receivables. See Note 7 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 11 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2015				December 31, 2014
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,527	$611	$4,138	$—	$4,154	$255	$4,409
Trade accounts receivable(1)		1		1	—	23	—	23
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	132	—	132	—	10	—	10
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	—	274	—	274	5	361	—	366
Commodities	328	516	365	1,209	486	538	68	1,092
Freight	54	—	1	55	62	2	—	64
Energy	5	—	1	6	35	—	2	37
Deferred purchase price receivable (Note 12)	—	84	—	84	—	78	—	78
Other (3)	97	55	—	152	55	218	—	273
Total assets	$484	$4,589	$978	$6,051	$643	$5,384	$325	$6,352
Liabilities:
Trade accounts payable(1)	$—	$410	$166	$576	$—	$359	$33	$392
Unrealized loss on designated derivative contracts (4):
Foreign exchange	—	43	—	43	—	17	—	17
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	—	892	—	892	12	525	—	537
Commodities	274	384	46	704	426	432	59	917
Freight	48	—	1	49	64	—	3	67
Energy	14	—	3	17	80	1	10	91
Total liabilities	$336	$1,729	$216	$2,281	$582	$1,334	$105	$2,021

(1)             Trade accounts receivable and payable are generally accounted for at carrying cost, with the exception of $1 million and $576 million, at September 30, 2015 and $23 million and $392 million at December 31, 2014, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at September 30, 2015 and December 31, 2014, respectively.

(3)             Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at September 30, 2015 and December 31, 2014, respectively.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at September 30, 2015 and December 31, 2014.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and 2014.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2015
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Balance, July 1, 2015	$192	$910	$(357)	$745
Total gains and (losses), realized/unrealized included in cost of goods sold	217	109	(18)	308
Purchases	—	170	(5)	165
Sales	—	(647)	—	(647)
Issuances	—	—	—	—
Settlements	(91)	—	261	170
Transfers into Level 3	(1)	167	—	166
Transfers out of Level 3	—	(98)	(47)	(145)
Balance, September 30, 2015	$317	$611	$(166)	$762

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2014
			Trade
		Readily	Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total
Balance, July 1, 2014	$(13)	$873	$(120)	$740
Total gains and (losses), realized/unrealized included in cost of goods sold	(12)	(39)	1	(50)
Purchases	(8)	254	(4)	242
Sales	4	(943)	—	(939)
Issuances	20	—	(7)	13
Settlements	(47)	—	84	37
Transfers into Level 3	27	171	(3)	195
Transfers out of Level 3	5	(6)	(11)	(12)
Balance, September 30, 2014	$(24)	$310	$(60)	$226

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Balance, January 1, 2015	$(2)	$255	$(33)	$220
Total gains and (losses) realized/unrealized included in cost of goods sold	460	167	(17)	610
Purchases	1	1,197	(5)	1,193
Sales	—	(1,442)	—	(1,442)
Issuances	—	—	(328)	(328)
Settlements	(139)	—	466	327
Transfers into Level 3	—	683	(203)	480
Transfers out of Level 3	(3)	(249)	(46)	(298)
Balance, September 30, 2015	$317	$611	$(166)	$762

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2014
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total
Balance, January 1, 2014	$20	$298	$(75)	$243
Total gains and (losses) realized/unrealized included in cost of goods sold	65	8	2	75
Purchases	5	1,804	(5)	1,804
Sales	—	(2,176)	8	(2,168)
Issuances	19	—	(400)	(381)
Settlements	(189)	—	492	303
Transfers into Level 3	21	534	(11)	544
Transfers out of Level 3	35	(158)	(71)	(194)
Balance, September 30, 2014	$(24)	$310	$(60)	$226

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and nine months ended September 30, 2015 and 2014 for Level 3 assets and liabilities that were held at September 30, 2015 and 2014:

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2015
Cost of goods sold	$(35)	$24	$(20)	$(31)

Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2014
Cost of goods sold	$(7)	$(19)	$1	$(25)

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2015
Cost of goods sold	$18	$15	$(2)	$31

Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2014
Cost of goods sold	$48	$(43)	$4	$9

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

Foreign exchange derivatives - Bunge uses a combination of foreign exchange forward, futures, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges.  Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2015
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(210)	$238	Delta
Forwards	—	(17,003)	11,661	Notional
Futures	4	—	—	Notional
Swaps	—	(462)	52	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(6,944,106)	—	—	Metric Tons
Options	20,795	—	—	Metric Tons
Forwards	—	(33,887,711)	31,573,017	Metric Tons
Swaps	—	(1,180,877)	2,249,354	Metric Tons

(1)             Exchange traded derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at September 30, 2015 and December 31, 2014, respectively.

The table below summarizes the open ocean freight positions.

	September 30, 2015
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(45)	—	—	Hire Days
FFA Options	(76)	—	—	Hire Days

(1)             Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses energy derivative instruments for various purposes including to manage its exposure to volatility in energy costs.  Bunge’s operations use substantial amounts of energy, including natural gas, coal, and fuel oil, including bunker fuel.  Bunge has entered into Emissions Reduction Purchase Agreement (ERPA) contracts which are commitments to purchase Carbon Emissions Reduction Credits (CER’s) when these credits are delivered at future dates.

The table below summarizes the open energy positions.

	September 30, 2015
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	6,560,000	—	—	MMBtus
Swaps	—	—	796,209	MMBtus
Options	—	—	—	MMBtus

Energy—Other
Futures	(1,624,372)	—	—	Metric Tons
Forwards	—	—	7,108,552	Metric Tons
Swaps	154,300	—	—	Metric Tons
Options	—	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2015 and 2014.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2015	2014
Undesignated Derivative Contracts:
Interest Rate	Other income (expense) - net	$(1)	$—
Foreign Exchange	Foreign exchange gains (losses)	(356)	28
Foreign Exchange	Cost of goods sold	(814)	113
Commodities	Cost of goods sold	1,086	383
Freight	Cost of goods sold	10	(1)
Energy	Cost of goods sold	(9)	(15)
Total		$(84)	$508

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2015
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$290	$(89)	Foreign exchange gains (losses)	$(51)	Foreign exchange gains (losses)	$—
Total	$290	$(89)		$(51)		$—

Net Investment Hedge:
Foreign Exchange (3)	$1,685	$235	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,685	$235		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2015, Bunge expects to reclassify into income in the next 12 months approximately ($41) million of after-tax gain (loss) related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates in 2015 through 2020.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$148	$19	Foreign exchange gains (losses)	$11	Foreign exchange gains (losses)	$—
Total	$148	$19		$11		$—

Net Investment Hedge:
Foreign Exchange (3)	$557	$(7)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$557	$(7)		$—		$—

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2014, Bunge expected to reclassify into income in the next 12 months approximately $19 million of after-tax gains (losses) related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts matured at various dates in 2014 and 2015.

11.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2015, there was $130 million outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.

On August 10, 2015, Bunge entered into an amendment agreement to its unsecured $1,750 million syndicated revolving credit facility, dated March 17, 2014 (the “Facility”). The amendment agreement extends the maturity date of the Facility to August 10, 2018. Bunge has the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Facility. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date. Bunge may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At September 30, 2015, Bunge had $300 million of borrowings outstanding under the Facility.

At September 30, 2015, Bunge had $4,336 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2015			December 31, 2014
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$3,102	$3,181	$54	$3,263	$3,273	$195

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

As of September 30, 2015 and December 31, 2014, $560 million and $599 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $7,431 million and $8,837 million for the nine months ended September 30, 2015 and 2014, respectively.  In addition, cash collections from customers on receivables previously sold were $7,540 million and $9,038 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund the sale of new receivables. Gross receivables sold under the Program for the nine months ended September 30, 2015 and 2014 were $7,609 million and $8,966 million, respectively. These sales resulted in discounts of $2 million for each of the three months ended September 30, 2015 and 2014, and of $4 million and $6 million for the nine months ended September 30, 2015 and 2014, respectively, which were included in SG&A in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at September 30, 2015 and December 31, 2014 had a fair value of $84 million and $78 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the three and nine months ended September 30, 2015 and 2014 were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

On April 15, 2015, Bunge and Saudi Agricultural and Livestock Investment Company (“SALIC”), formed a Canadian entity, G3. Bunge has a 51% ownership interest in G3. Bunge accounts for G3 under the equity method of accounting as the ownership interest does not provide Bunge with a controlling financial interest due to certain contractual restrictions.

On July 30, 2015, G3 closed on the acquisition of an approximate 61% ownership interest in G3 Canada Limited, formerly the Canadian Wheat Board (“CWB”) for $368 million Canadian dollars (approximately $286 million, as of July 30, 2015). The remaining interest was acquired by the CWB Farmers Equity Trust. In order to fund the acquisition amount and future cash flow requirements, Bunge contributed capital to G3 of $130 million and SALIC contributed capital in the amount of $126 million and $115 million in the form of convertible debt. Simultaneously, the CWB acquired certain assets of Bunge’s grain business in Canada for $90 million, which includes Bunge’s export facility and grain elevators in Quebec for $54 million plus certain working capital of $36 million. The condensed consolidated statements of income for the three and nine months ended September 30, 2015 includes a pre-tax gain of $47 million on the sale of the grain assets in Canada.

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $121 million and $127 million for the three months ended September 30, 2015 and 2014, respectively, and $502 million and $523 million for the nine months ended September 30, 2015 and 2014, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $84 million and $66 million for the three months ended September 30, 2015 and 2014, respectively, and $270 million and $255 million for the nine months ended September 30, 2015 and 2014, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2015 and December 31, 2014 are the following amounts related to these matters:

	September 30,	December 31,
(US$ in millions)	2015	2014
Tax claims	$159	$225
Labor claims	69	86
Civil and other claims	92	107
Total	$320	$418

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

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional.  Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $118 million and $177 million as of September 30, 2015 and December 31, 2014, respectively), plus applicable interest.  Management intends to continue to vigorously defend against its pending state cases.

In December 2012, July 2013 and November 2014, the Brazilian tax authorities concluded examinations of the PIS COFINS tax returns of one of Bunge’s Brazilian subsidiaries for the years 2004-2009, and proposed adjustments totaling approximately 430 million Brazilian reais (approximately $108 million and $162 million as of September 30, 2015 and December 31, 2014, respectively), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of Bunge’s locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, Bunge’s Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $46 million as of September 30, 2015), plus previously accrued interest on the outstanding amount due of approximately 1,024 million Argentine pesos (approximately $109 million as of September 30, 2015). Bunge’s Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded Bunge’s subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of Bunge’s locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, Bunge paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of its rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2015, totaled approximately $198 million. Bunge previously recorded an accrual of $30 million for a portion of the assessed interest. Based on a July, 2015 determination by the Argentine Supreme Court and the opinions of external legal advisors, management has concluded that the risk of payment of such interest is remote and reversed the accrual. Bunge is challenging these actions in the Argentine courts and management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Labor claims - The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other - The civil and other claims relate to various disputes with third parties, including suppliers and customers.

Guarantees - Bunge has issued or was a party to the following guarantees at September 30, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$70
Residual value guarantee (2)	149
Total	$219

(1)    Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2015, Bunge had no outstanding recorded obligation related to these guarantees.

(2)    Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At September 30, 2015, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At September 30, 2015, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $3,502 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.          EQUITY

Share repurchase program — In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no time expiration associated with it. Bunge repurchased 1,411,210 common shares for $100 million under this program during the third quarter ended September 30, 2015. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge - The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)
Other comprehensive income (loss) before reclassifications	(1,245)	166	1	—	(1,078)
Amount reclassified from accumulated other comprehensive income	—	33	—	—	33
Balance, September 30, 2015	$(6,253)	$187	$(149)	$3	$(6,212)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2014	$(2,147)	$(42)	$(70)	$5	$(2,254)
Other comprehensive income (loss) before reclassifications	(1,010)	29	—	(2)	(983)
Amount reclassified from accumulated other comprehensive income	—	(7)	—	—	(7)
Balance, September 30, 2014	$(3,157)	$(20)	$(70)	$3	$(3,244)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(2,356)	146	5	—	(2,205)
Amount reclassified from accumulated other comprehensive income	—	51	—	—	51
Balance, September 30, 2015	$(6,253)	$187	$(149)	$3	$(6,212)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$(2,486)	$(22)	$(69)	$5	$(2,572)
Other comprehensive income (loss) before reclassifications	(671)	13	(1)	(2)	(661)
Amount reclassified from accumulated other comprehensive income	—	(11)	—	—	(11)
Balance, September 30, 2014	$(3,157)	$(20)	$(70)	$3	$(3,244)

16.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2015	2014	2015	2014
Income from continuing operations, net of tax	$213	$277	$551	$525
Net (income) loss attributable to noncontrolling interests	5	(10)	1	7
Income (loss) from continuing operations attributable to Bunge	218	267	552	532
Other redeemable obligations (1)	(2)	(2)	(13)	(15)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	21	27	36	37
Net income (loss) available to Bunge common shareholders	$229	$284	$550	$529

Weighted-average number of common shares outstanding:
Basic	143,361,057	145,528,313	144,077,505	146,493,870
Effect of dilutive shares:
—stock options and awards	638,412	981,122	822,124	958,505
—convertible preference shares	7,794,930	7,680,390	7,794,930	7,680,390
Diluted (2)	151,794,399	154,189,825	152,694,559	155,132,765

Basic earnings per common share:
Net income (loss) from continuing operations	$1.45	$1.77	$3.57	$3.36
Net income (loss) from discontinued operations	0.14	0.19	0.25	0.25
Net income (loss) to Bunge attributable to common shareholders—basic	$1.59	$1.96	$3.82	$3.61

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.42	$1.73	$3.53	$3.34
Net income (loss) from discontinued operations	0.14	0.17	0.24	0.24
Net income (loss) attributable to Bunge common shareholders—diluted	$1.56	$1.90	$3.77	$3.58

(1)    Accretion of redeemable noncontrolling interest of $2 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $13 million and $15 million for the nine months ended September 30, 2015 and 2014, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and nine months ended September 30, 2015, and 2014, respectively.

(2)    Approximately 3 million and 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2015.

Approximately 2 million and 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2014.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2015	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$7,718	$1,659	$375	$891	$119	$—	$10,762
Inter—segment revenues	999	44	—	9	—	(1,052)	—
Gross profit	527	98	66	53	1	—	745
Foreign exchange gains (losses)	5	(4)	(4)	(23)	2	—	(24)
Noncontrolling interests (1)	5	(2)	—	—	(1)	3	5
Other income (expense) — net(2)	47	3	(1)	(1)	1	—	49
Segment EBIT (3)	369	13	32	3	(3)	—	414
Discontinued operations (5)	—	—	—	—	—	21	21
Depreciation, depletion and amortization	(58)	(22)	(10)	(43)	(3)	—	(136)
Total assets	$12,669	$1,975	$1,037	$2,219	$358	$181	$18,439

Three Months Ended
September 30, 2014
Net sales to external customers	$9,835	$2,016	$516	$1,154	$155	$—	$13,676
Inter—segment revenues	1,205	37	36	—	1	(1,279)	—
Gross profit	423	135	78	64	19	—	719
Foreign exchange gains (losses)	13	(3)	(2)	13	2	—	23
Noncontrolling interests (1)	(14)	(3)	—	(2)	(2)	11	(10)
Other income (expense) — net	(5)	(1)	—	6	(2)	—	(2)
Segment EBIT (3)	186	37	37	44	12	—	316
Discontinued operations (5)	—	—	—	—	—	27	27
Depreciation, depletion and amortization	(63)	(24)	(12)	(59)	(4)	—	(162)
Total assets	$16,487	$2,317	$1,258	$3,424	$385	$274	$24,145

		Edible				Discontinued
Nine Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2015	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$23,373	$4,974	$1,230	$2,519	$254	$—	$32,350
Inter—segment revenues	2,570	126	36	12	—	(2,744)	—
Gross profit	1,393	297	193	99	8	—	1,990
Foreign exchange gains (losses)	29	—	(8)	(38)	2	—	(15)
Noncontrolling interests (1)	(6)	(5)	—	—	(1)	13	1
Other income (expense) — net(2)	47	3	(3)	(7)	1	—	41
Segment EBIT (3)(4)	863	43	88	(32)	(8)	—	954
Discontinued operations (5)	—	—	—	—	—	36	36
Depreciation, depletion and amortization	(173)	(65)	(33)	(121)	(11)	—	(403)
Total assets	$12,669	$1,975	$1,037	$2,219	$358	$181	$18,439

Nine Months Ended
September 30, 2014
Net sales to external customers	$32,783	$6,043	$1,604	$3,184	$316	$—	$43,930
Inter—segment revenues	2,935	115	40	—	2	(3,092)	—
Gross profit	1,198	399	235	54	40	—	1,926
Foreign exchange gains (losses)	32	(3)	(2)	31	1	—	59
Noncontrolling interests (1)	(11)	(5)	—	—	(4)	27	7
Other income (expense) — net	(6)	—	(2)	14	(1)	—	5
Segment EBIT (3)	576	105	113	(14)	29	—	809
Discontinued operations (5)	—	—	—	—	—	37	37
Depreciation, depletion and amortization	(177)	(73)	(36)	(150)	(12)	—	(448)
Total assets	$16,487	$2,317	$1,258	$3,424	$385	$274	$24,145

(1)

Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest and discontinued operations of Brazilian fertilizer distribution business and certain asset management operations.

(2)	Includes a pre-tax gain of $47 million on the sale from certain Agribusiness grain assets in Canada.

(3)

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

(4)

Includes a pre-tax, non-cash impairment charge of $15 million in cost of goods sold recorded in the second quarter 2015, related to the announced closure of Bunge’s oil packaging plant in the United States.

(5)	Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2015	2014	2015	2014
Total segment EBIT from continuing operations	$414	$316	$954	$809
Interest income	18	19	42	71
Interest expense	(77)	(70)	(187)	(225)
Income tax (expense) benefit	(140)	(9)	(270)	(150)
Income (loss) from discontinued operations, net of tax	21	27	36	37
Noncontrolling interests’ share of interest and tax	3	11	13	27
Net income attributable to Bunge	$239	$294	$588	$569

18.          SUBSEQUENT EVENT

On October 30, 2015, Bunge Alimentos S.A., an indirect wholly owned subsidiary of Bunge, closed on the acquisition of 100% ownership interest in Moinho Pacifico, a Brazilian wheat mill and port terminal in Santos, Brazil.  Bunge paid cash of approximately 1,020 million Brazilian reais (approximately $257 million as of September 30, 2015).  Moinho Pacifico is one of the largest wheat processors in Brazil.

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

Third Quarter 2015 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of key factors affecting operating results in each of our business segments.

Segment Overview

Agribusiness — EBIT for the third quarter of 2015 was $369 million compared to $186 million in the third quarter of 2014.  In Oilseeds, soybean processing in the U.S., Brazil, Argentina and Europe were the largest contributors to the quarter, benefitting from strong domestic and export demand for soybean meal. Softseed processing results in Europe and Canada declined as farmers retained seed. Results in oilseed trading & distribution were lower compared to the strong performance in the third quarter of 2014. In Grains, higher results were primarily driven by our Brazilian grain origination operation which experienced a significant pick-up in volume in the quarter with the devaluation of the Brazilian real. Grain origination results in other origins were similar to last year and did not make a significant contribution to results due to slow farmer selling. Results in grain trading & distribution which included the recovery of approximately $50 million of losses on open positions at the end of the second quarter of 2015, were good and similar when compared to the third quarter of 2014. Our global team managed risk well during the third quarter of 2015 as crop prices declined, reflecting good harvests and inventory build-up in most regions. Higher segment volumes were primarily due to our soy processing operations in the U.S., Argentina and Asia.  Third quarter 2014 results were impacted by approximately $80 million in temporary mark-to-market hedging losses in our oilseed processing and distribution operations, which reversed later in the year when we executed the contracts.

Edible Oil Products — EBIT for the third quarter of 2015 was $13 million compared to $37 million in the third quarter of 2014.  Results in North America improved primarily due to higher margins in both our refining and packaging operations.  In Brazil, margins and volumes were pressured due to the rapid contraction of consumer demand and the significant devaluation of the Brazilian real.  While volumes are rebuilding from lower levels, margins remain low.  Results in our European operations were also down in the third quarter of 2015 largely due to the weak economic environment in certain countries, which more than offset the savings from our performance improvement initiatives.

Milling Products - EBIT for the third quarter of 2015 was $32 million compared to $37 million in the third quarter of 2014. Improved EBIT in North America was more than offset by lower results in Brazil.  Our Brazilian wheat milling business was impacted by lower margins when expressed in U.S. dollars and lower volumes due to the rapid contraction of consumer demand, particularly from the food service channel, and the significant devaluation of the Brazilian real.  In local currency, our team managed to hold margins similar to last year levels; however, the weak economic conditions have made it difficult to pass through an increase in prices to cover higher local costs and currency impacts. In North America, higher margins and volumes in our Mexican wheat milling business more than offset the impacts of currency devaluation and lower margins in our U.S. corn milling business.  Rice milling results were comparable to last year.

Sugar and Bioenergy - EBIT for the third quarter of 2015 was $3 million compared to $44 million in the third quarter of 2014. Results were lower in both sugarcane milling and trading & merchandising.  In milling, lower prices and sucrose content in sugarcane (ATR), more than offset higher volume.  While production volume was up this year, it was lower than expected due to excess rain in September, which limited the number of milling days. In trading & merchandising, lower margins more than offset higher volumes compared to a particularly strong result in the third quarter of 2014.  Results in our biofuel businesses were comparable to last year.  Results in the third quarter of 2015 were impacted by a $5 million loss from our Brazilian renewable oils joint venture.  We also incurred mark-to-market losses of $7 million related to forward sugar hedges, which are expected to reverse in the fourth quarter of 2015, whereas last year’s third quarter of 2014 results included mark-to-market gains related to hedges on our forward sugar sales of $12 million and gains on foreign currency hedges.

Fertilizer — EBIT for the third quarter of 2015 was a loss of $3 million compared to income of $12 million in the third quarter of 2014.  The loss in the quarter was due to lower volumes and margins in our Argentine operations resulting from reduced farmer planting of corn and wheat.  Results in our Brazilian port operation were also down due to lower fertilizer imports and currency translation.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except volumes)	2015	2014	2015	2014
Volumes (in thousands of metric tons):
Agribusiness	36,154	34,937	100,200	101,615
Edible oil products	1,733	1,721	5,005	5,050
Milling products	1,064	1,102	3,136	3,450
Sugar and Bioenergy	2,428	2,229	7,424	6,303
Fertilizer	287	349	620	707

Net sales:
Agribusiness	$7,718	$9,835	$23,373	$32,783
Edible oil products	1,659	2,016	4,974	6,043
Milling products	375	516	1,230	1,604
Sugar and Bioenergy	891	1,154	2,519	3,184
Fertilizer	119	155	254	316
Total	$10,762	$13,676	$32,350	$43,930

Cost of goods sold:
Agribusiness	$(7,191)	$(9,412)	$(21,980)	$(31,585)
Edible oil products	(1,561)	(1,881)	(4,677)	(5,644)
Milling products	(309)	(438)	(1,037)	(1,369)
Sugar and Bioenergy	(838)	(1,090)	(2,420)	(3,130)
Fertilizer	(118)	(136)	(246)	(276)
Total	$(10,017)	$(12,957)	$(30,360)	$(42,004)

Gross profit:
Agribusiness	$527	$423	$1,393	$1,198
Edible oil products	98	135	297	399
Milling products	66	78	193	235
Sugar and Bioenergy	53	64	99	54
Fertilizer	1	19	8	40
Total	$745	$719	$1,990	$1,926

Selling, general and administrative expenses:
Agribusiness	$(215)	$(231)	$(600)	$(637)
Edible oil products	(82)	(91)	(252)	(286)
Milling products	(29)	(39)	(94)	(118)
Sugar and Bioenergy	(26)	(37)	(86)	(113)
Fertilizer	(6)	(5)	(18)	(7)
Total	$(358)	$(403)	$(1,050)	$(1,161)

Foreign exchange gains (losses):
Agribusiness	$5	$13	$29	$32
Edible oil products	(4)	(3)	—	(3)
Milling products	(4)	(2)	(8)	(2)
Sugar and Bioenergy	(23)	13	(38)	31
Fertilizer	2	2	2	1
Total	$(24)	$23	$(15)	$59

Noncontrolling interests:
Agribusiness	$5	$(14)	$(6)	$(11)
Edible oil products	(2)	(3)	(5)	(5)
Milling products	—	—	—	—
Sugar and Bioenergy	—	(2)	—	—
Fertilizer	(1)	(2)	(1)	(4)
Total	$2	$(21)	$(12)	$(20)

Other income (expense) - net:
Agribusiness (1)	$47	$(5)	$47	$(6)
Edible oil products	3	(1)	3	—
Milling products	(1)	—	(3)	(2)
Sugar and Bioenergy	(1)	6	(7)	14
Fertilizer	1	(2)	1	(1)
Total	$49	$(2)	$41	$5

Segment earnings before interest and tax: (2)
Agribusiness	$369	$186	$863	$576
Edible oil products	13	37	43	105
Milling products	32	37	88	113
Sugar and Bioenergy	3	44	(32)	(14)
Fertilizer	(3)	12	(8)	29
Total	$414	$316	$954	$809

Depreciation, depletion and amortization:
Agribusiness	$(58)	$(63)	$(173)	$(177)
Edible oil products	(22)	(24)	(65)	(73)
Milling products	(10)	(12)	(33)	(36)
Sugar and Bioenergy	(43)	(59)	(121)	(150)
Fertilizer	(3)	(4)	(11)	(12)
Total	$(136)	$(162)	$(403)	$(448)

(1)             Includes a 2015 pre-tax gain of $47 million on the sale from certain Agribusiness grain assets in Canada.

(2)             Total segment earnings before interest and tax (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge’s management believes total segment EBIT is a useful measure of its segments’ operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industries.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2015	2014	2015	2014
Total segment EBIT	$414	$316	$954	$809
Interest income	18	19	42	71
Interest expense	(77)	(70)	(187)	(225)
Income tax (expense) benefit	(140)	(9)	(270)	(150)
Income (loss) from discontinued operations, net of tax	21	27	36	37
Noncontrolling interests’ share of interest and tax	3	11	13	27
Net income (loss) attributable to Bunge	$239	$294	$588	$569

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Agribusiness Segment — Agribusiness segment net sales decreased by 22% to $7.7 billion in the third quarter of 2015, compared to $9.8 billion in the third quarter of 2014. The decrease was driven by lower overall commodity prices (primarily soybeans, which on average were 18% lower compared to the third quarter of 2014), partly offset by higher volumes, which increased 3% from the same period last year.  In our grain origination business, increased volumes driven by strong farmer selling in Brazil as a result of the weak Brazilian real were partly offset by low farmer selling in the Black Sea region, particularly Russia as a result of export tax uncertainty.  In our oilseed processing business, sales were essentially flat quarter over quarter. Although volumes showed 18% growth, driven by strong crushing volumes in North America, Argentina and China, the positive impact from higher volumes was offset by a significant decrease in oilseed commodity prices. In our trading & distribution activities, volumes were lower, primarily driven by a less attractive margin environment in Europe, the Middle East and Africa.

Cost of goods sold decreased by 24% primarily as a result of overall lower commodity prices and the devaluation in most global currencies against the U.S. dollar; in particular the significant weakening of the Brazilian real which reduced our industrial costs in Brazil.

Gross profit increased to $527 million in the third quarter of 2015, from $423 million in the third quarter of 2014, primarily driven by higher results in both our oilseed processing and grain origination businesses. In oilseeds, soy processing margins in the United States were driven higher by improved capacity utilization as crush margins were strong. Additionally, prior year oilseed processing results included mark-to-market losses on forward positions in our North American and European oilseed processing and distribution operations.  Soy processing results also improved from favorable structural margins in the United States, Brazil, Argentina and Europe, benefiting from strong domestic and export demand for soybean meal.  These improved oilseeds processing results were partly offset by lower results in softseed, particularly canola processing due to weaker oil demand.  In grains origination, results were strong in Brazil which benefited from increased farmer selling due to the weakened Brazilian real.

SG&A expenses decreased by 7% to $215 million in the third quarter of 2015 compared to $231 million last year. This reduction was primarily driven by the weakening of most global currencies relative to the U.S. dollar.

Foreign exchange results in the third quarter of 2015 were a gain of $5 million, compared to a gain of $13 million in the same period in 2014. These results were primarily driven by movements in the Brazilian real, relative to the U.S. dollar.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests was a loss of $5 million in the third quarter of 2015 compared to income of $14 million in the comparable period last year. The period to period change is primarily driven by weaker performance in our port operations in northwest of the United States and our oilseed processing activities in Asia Pacific.

Other income (expense) —net was income of $47 million in the third quarter of 2015, primarily resulting from the $47 million gain on the sale of certain grain assets in Canada to G3 Canada Limited (formerly the Canadian Wheat Board). Other income (expense)-net in the third quarter of 2014 was expense of $5 million.

Segment EBIT increased by $183 million to $369 million in the third quarter of 2015 from $186 million in the third quarter of 2014, primarily as a result of higher gross profit driven by strong results in our oilseed processing operations in the U.S., Argentina and Brazil and grain origination operations in Brazil. Results in 2015, also included a gain of $47 million on the sale of certain grain assets in Canada to G3 Canada Limited (formerly the Canadian Wheat Board).

Edible Oil Products Segment - Edible oil products segment net sales decreased by 18% in the third quarter of 2015 to $1.7 billion, compared to $2 billion in the same period last year, resulting from lower global vegetable oil prices while volumes were essentially flat. Volumes were higher in Asia Pacific with increased demand in India and China offset by lower volumes in Brazil, driven by weaker demand in a recessionary economic environment. Net sales were also impacted by the devaluation of the Brazilian real, Ukrainian hryvnia and other global currencies, when translated into U.S. dollars, compared with the third quarter of 2014.

Cost of goods sold decreased 17% to $1.6 billion from $1.9 billion in the third quarter of 2014, primarily due to lower raw material costs resulting from declining global commodity prices and the translation of local currency costs into U.S. dollars.

Gross profit decreased to $98 million, compared with $135 million for the third quarter of 2014. The decrease was primarily driven by the weak demand in Brazil, particularly in margarines and packaged oils, and in Europe as consumers held back purchases and traded down to lower value products in our main branded markets. Gross profit was also impacted by the strengthening of the U.S. dollar against local currencies in our main markets, as we were not able to fully recover the higher costs in our margins.

SG&A expenses decreased to $82 million in the third quarter of 2015, from $91 million in the same period a year ago, primarily as a result of translation effects of weakening currencies in South America and Europe relative to the U.S. dollar. Our cost efficiency programs also continued to benefit SG&A costs.

Segment EBIT declined by $24 million to $13 million in the third quarter of 2015, compared with $37 million in the year-ago period, primarily due to lower results in Brazil and Europe driven by a weaker economic environment, partially offset by lower SG&A.

Milling Products Segment - Milling products segment net sales were $375 million in the third quarter of 2015, 27% lower compared to $516 million for the same period of 2014. The decline in sales was mostly driven by the impact of the devaluation of the Brazilian real and Mexican peso when converted into U.S. dollars, as well as lower selling prices for wheat products due to lower global commodity prices.  Volumes decreased by 3%, primarily in our Brazil wheat milling and U.S. corn million businesses, where consumer and food service channel demand was weaker, partially offset by an increase in volumes in our Mexico wheat milling business.

Cost of goods sold decreased to $309 million from $438 million in the third quarter of 2014, resulting from lower volumes and wheat prices partly offset by higher corn prices on average for the third quarter 2015, for futures. Wheat prices were down 3% and corn prices were up 6% from the year-ago period. Foreign exchange effects on industrial costs in Brazil and Mexico and lower energy prices in the United States also reduced costs.

Gross profit decreased to $66 million from $78 million in the same period last year, primarily due to lower margins and volumes in Brazil. In Brazil, the weakened food service demand and the impact of the Brazilian real translation reduced margin and volumes.  These were partly offset by the positive impact of local currency costs in Brazil when translated into U.S. dollars and improved volumes and margins in our Mexico wheat milling business that included mark-to-market gains and synergy improvements.

SG&A expenses decreased by 26% to $29 million for the third quarter of 2015, mainly from the positive impact of the weaker Brazilian real and Mexican peso and continuing results from our performance improvement initiatives.

Segment EBIT decreased to $32 million in the third quarter of 2015, from $37 million last year, primarily as a result of lower gross profit, partially offset by lower SG&A.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased to $891 million compared to $1,154 million in the third quarter last year. Higher volumes in our global trading and merchandising operations were more than offset by lower global sugar prices. On average, the futures price of raw sugar was 29% lower in the third quarter of 2015 than in the same period last year. Additionally, in the Brazilian domestic market, with the rising price of ethanol and gasoline, volumes in hydrous ethanol were lower than the prior period. The devaluation of the Brazilian real against the U.S. dollar, compared to the same period last year negatively impacted translated domestic sales.

Cost of goods sold decreased 23% in the third quarter of 2015 to $838 million compared to $1,090 million in the third quarter of 2014, primarily driven by lower global sugar prices and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by an increase in volumes.

Gross profit decreased to $53 million in the third quarter of 2015 from the $64 million reported in the third quarter of 2014. Results in 2015 were positively impacted by improved crushing efficiency and improved agricultural productivity, but were adversely impacted by mark-to-market losses related to hedges on forward sugar sales. Results in our trading & distribution business were lower than the same period last year due to a lower margin environment.  Results in 2014 included approximately $12 million due to higher milling margins on mark-to-market gains related to our hedges on forward sugar sales.

SG&A expenses decreased by 30% to $26 million in the third quarter of 2015 from $37 million in the comparable period of 2014, primarily due to the devaluation of the Brazilian real, positively impacting local currency costs translated into U.S. dollars and execution of our cost reduction programs.

Foreign exchange results in the third quarter of 2015 were losses of $23 million, compared to gains of $13 million in 2014. These results relate primarily to certain foreign currency hedges.

Other income (expenses)-net was a loss of $1 million in the third quarter of 2015, compared to income of $6 million in the third quarter of 2014. In 2015, $5 million of losses in our joint venture for the production of renewable oils in Brazil were partially offset by gains in our corn wet-milling joint venture facility in Argentina. In 2014 our corn wet-milling joint venture facility in Argentina benefitted from higher distillers grains prices.

Segment EBIT in the third quarter of 2015 was a gain of $3 million, compared to a gain of $44 million in the same period of 2014. Lower SG&A expenses were more than offset by a decline in gross profit and foreign exchange losses.

Fertilizer Segment - Fertilizer segment net sales decreased 23% to $119 million in the third quarter of 2015, from $155 million in the prior period, primarily due to lower fertilizer imports into Brazil.  In Argentina, we experienced a reduction in volumes driven by reduced fertilizer application by farmers due to poor farmer economics which was only partially offset by higher volumes of single super phosphate as a result of the acquisition of a production facility in November 2014.

Cost of goods sold was $118 million in the third quarter of 2015, compared to $136 million a year ago, driven by lower volumes and the weaker Argentine peso on local currency industrial costs when translated into U.S. dollars.

Gross profit decreased to $1 million in the third quarter of 2015, from $19 million in the comparable period of 2014. In Argentina, gross profit was impacted by the reduction in volumes from lower usage of nitrogen by the Argentine farmers and in our Brazilian port operations lower results were primarily due to a decrease in import volumes and the Brazilian real devaluation.

SG&A expenses were $6 million and $5 million for the three months ending September 30, 2015 and 2014, respectively.

Noncontrolling interests represents (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements.  The $1 million gain in the third quarter of 2015 and $2 million gain in the third quarter of 2014 represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Segment EBIT declined to a loss of $3 million in the third quarter of 2015 from income of $12 million in the same period a year ago as a result of lower gross profit.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2015	2014
Interest income	$18	$19
Interest expense	(77)	(70)

Interest income and interest expense remained relatively unchanged between 2015 and 2014.

Income Tax Expense - In the quarter ended September 30, 2015, income tax expense was $140 million compared to $9 million in the quarter ended September 30, 2014. The effective tax rate in the third quarter of 2015 increased to 40% compared to 3% in the third quarter of 2014. The third quarter of 2015 effective tax rate reflects the impact of geographical earnings mix and the establishment of valuation allowances in Asia. In 2014, income tax expense included a net $66 million of discrete tax benefits, primarily from the recording of a $52 million deferred tax asset for operating losses of a subsidiary effectively taxable in Brazil.

Discontinued Operations - Discontinued operations results for the third quarter of 2015 were income of $21 million, net of tax, compared to income of $27 million, net of tax, in the third quarter of 2014.  In 2015, gains in Brazilian fertilizer were primarily the result of foreign exchange gains.  In 2014, income primarily related to benefits from settlement of certain recorded uncertain tax positions under a tax amnesty program in Brazil that resulted in a reduction of related penalties and interest owed.

Net Income Attributable to Bunge - For the quarter ended September 30, 2015, net income attributable to Bunge decreased to $239 million from $294 million in the quarter ended September 30, 2014. An improvement in segment EBIT in Agribusiness was more than offset by declines in EBIT of all of our other segments and an increase in income tax expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Agribusiness Segment - Net sales of $23.4 billion in the nine months ended September 30, 2015 were down 29% from net sales of $32.8 billion in the nine months ended September 30, 2014. The decrease is primarily driven by significantly lower global commodity prices in the first nine months of 2015 compared to the same period last year. Also, volumes slightly decreased 1% period-over-period with higher oilseed processing volumes being more than offset by lower grain origination and grain and oilseeds trading & distribution volumes. In oilseed processing, higher volumes in North America and Asia and to a lesser extent Argentina were fully offset by lower global commodity prices. In grains, lower origination volumes in North America due to weak farmer selling and lower farmer selling in Argentina, were partly offset by higher volumes in the Black Sea region. In our trading & distribution businesses volumes were lower in both grains and oilseeds in most regions.

Cost of goods sold decreased by 30% to $22.0 billion in the nine months ended September 30, 2015, from $31.6 billion last year, resulting primarily from the lower global commodity prices and the translation effect of weaker global currencies compared with the same period in 2014. Soybean, corn and wheat prices declined 27%, 12% and 14%, respectively in the nine months ended September 30, 2015 compared to the same period in 2014.  Solid performance in ocean freight, particularly bunker fuel procurement and in ports and services also contributed to the period over period cost improvement.

Gross profit increased by $195 million, to $1,393 million in the nine months ended September 30, 2015, compared to $1,198 million in the same period a year ago.  Strong performance in our oilseed processing business was led by improved results particularly in China and the United States.  Grain trading & distribution also benefitted from improved ocean freight and port logistics contributions.

SG&A expenses were $600 million in the nine months ended September 30, 2015 compared to $637 million in the nine months ended September 30, 2014. Expenses in the first nine months of 2015 benefitted from the translation of weaker global currencies, particularly the Brazilian real and the euro, into U.S. dollars.

Foreign exchange gains were $29 million for the first nine months of 2015 compared to gains of $32 million in the same period of 2014.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in non —wholly owned venture operations consolidated in our financial statements. For the nine months ended September 30, 2015, the income of $6 million compared to income of $11 million in the same period last year represents primarily declining results in our port operation in northwest of the United States.

Other income (expense) —net was income of $47 million in the nine months ended September 30 2015, primarily resulting from the $47 million gain on the sale of certain Canadian grain assets to G3 Canada Limited (formerly the Canadian Wheat Board). Other income (expense)-net in the prior period was expense of $6 million.

Segment EBIT increased 50% to $863 million in the nine months ended September 30, 2015 from $576 million in the nine months ended September 30, 2014 primarily as a result of improved gross profit in our oilseed processing business, grain trading and distribution business, a reduction in SG&A from the weakening of global currencies against the U.S. dollar and $47 million gain on the sale of certain assets in Canada.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 18% to $5.0 billion in the nine months ended September 30, 2015, from $6.0 billion in the same period last year, resulting primarily from lower global vegetable oil prices and the translation impact of weaker global currencies relative to the U.S. dollar. Volumes in 2015 were slightly lower for the comparable period last year, with most of the decline resulting from worsening of the economies that directly impacted packaged oil and margarine demand in Brazil and notably in Europe.

Cost of goods sold decreased for the nine months ended September 30, 2015 to $4.7 billion from $5.6 billion in the same period of 2014, due to lower raw material costs resulting from market price declines of edible oils, lower demand in Brazil and Europe which lowered production volumes and the translation impact of the weaker global currencies relative to the U.S. dollar. Cost of goods sold for the nine months ended September 30, 2015 included an impairment charge of $15 million related to the announced closing of one of our U.S. edible oil packaging facilities.

Gross profit for the first nine months of 2015 decreased to $297 million compared to $399 million for the same period a year ago. The decrease was driven by lower volumes and margins in Brazil packaged oils and margarines and Europe as consumers pulled-back on purchases and traded down to lower value products. The impact of the weaker economic environment was partly offset by cost benefits from our production efficiency programs. The U.S. facility impairment charge also contributed to the reduced gross profit.

SG&A expenses decreased by 12% to $252 million in the first nine months of 2015, from $286 million a year ago, primarily as a result of the translation benefits of the strengthening U.S. dollar relative to the global currencies we operate in, primarily the Brazilian real, Argentine peso and euro and our cost reduction initiatives.

Foreign exchange results for the nine months ended September 30, 2015 were nil, compared with a loss of $3 million for the same period in 2014.

Noncontrolling interests represent (income) loss attributed to noncontrolling interests in consolidated operations. Income attributable to noncontrolling interests was $5 million in both the nine months ended September 30, 2015 and 2014 and represents primarily the noncontrolling interest share of income from our edible oils non-wholly owned ventures in Europe.

Segment EBIT decreased to $43 million for the nine months ended September 30, 2015, from $105 million in the same period a year ago as lower gross profit was only partly offset by lower SG&A.

Milling Products Segment - Milling products segment sales decreased by 23% to $1,230 million in the nine months ended September 30, 2015 from $1,604 million in the same period last year in part due to approximately 13% lower average prices for corn and wheat. Volumes declined 9% compared to the same period last year, primarily in our U.S. corn milling operations, driven by soft demand in the ready-to-eat cereal and brewery industries, and wheat milling in Brazil, which was impacted by the weak economic environment that depressed demand both in retail and food services. Volumes in our U.S. rice milling operations were also lower. Additionally, the foreign exchange impact in the devaluation of the Brazilian real and Mexican peso against the U.S. dollar for our Brazilian and Mexican operations negatively impacted our sales.

Cost of goods sold decreased by 24% to $1,037 million for the nine months ended September 30, 2015 from $1,369 million in the nine months ended September 30, 2014 primarily due to lower volumes, lower commodity raw material costs and the translation impact of the devaluation of the Brazilian real and Mexican peso against the U.S. dollar.

Gross profit decreased to $193 million in the first nine months of 2015, from $235 million in the same period a year ago, primarily due to lower volumes and margins in Brazil related to food service and retail industry and lower volumes in U.S. corn milling from depressed demand in cereal and brewery industries for the first half of the year. Margins and volumes in Brazil were adversely impacted by the effects of the currency devaluation. Our Mexico wheat milling operations improved in the third quarter of 2015 driven by higher volumes and margins.

SG&A expenses decreased to $94 million for the nine months ended September 30, 2015, from $118 million a year ago, mainly resulting from the translation benefit of the weaker Brazilian real and Mexican peso on the translation of local currency expenses.

Foreign exchange results for the nine months ended September 30, 2015 were a loss of $8 million, compared with a loss of $2 million for the same period in 2014. The increase related primarily to the weakening of the Mexican peso against the U.S. dollar for our Mexican operations during the first nine months of 2015.

Segment EBIT decreased to $88 million for the nine months ended September 30, 2015 from $113 million in the same period last year, as weakening demand in Brazil and the U.S. resulted in lower volumes and margins and higher foreign exchange losses, partially offset by lower SG&A expenses.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales were $2.5 billion in the nine months ended September 30, 2015, compared to $3.2 billion in the nine months ended September 30, 2014. The 21% decrease in sales was driven by lower global prices of sugar and domestic ethanol prices in the first half of the year in Brazil. On average, the futures price of raw sugar was 24% lower in the first nine months of 2015, compared to the same period last year. Also, the devaluation of the Brazilian real for comparable periods negatively impacted local sales of sugar and ethanol, when converted into U.S. dollars. Volumes increased 18% compared to the first nine months of 2014 due to increased activity in our trading and merchandising business.

Cost of goods sold decreased 23% to $2.4 billion for the first nine months of 2015, compared to $3.1 billion for the same period last year, driven by lower prices of raw materials and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by higher volumes.

Gross profit increased to $99 million in the nine months ended September 30, 2015 from $54 million in the same period of last year, primarily driven by improved results in our industrial operations resulting from crushing efficiency, both in volumes and industrial costs and higher volumes and margins in cogeneration. In our global trading & distribution operations, higher volumes were more than offset by lower margins.

SG&A expenses were $86 million for the nine months ended September 30, 2015, 24% lower compared to $113 million for the same period a year ago, driven by translation benefits of the devaluation of the Brazilian real on local currency costs, and cost reduction and efficiency initiatives in our sugar milling business.

Foreign exchange results in the nine months ended September 30, 2015 were losses of $38 million, compared to gains of $31 million in the same period a year ago. These results are related primarily to results on certain currency hedges.

Other income (expense)-net was expense of $7 million in the nine months ended September 30, 2015, compared to $14 million of income for the same period in 2014. Losses in our joint venture for the production of renewable oils in Brazil were partly offset by good results in our corn wet-milling joint venture in Argentina. Results in our North American bioenergy investment were lower.

Segment EBIT was a loss of $32 million and $14 million for the nine months ended September 30, 2015, and 2014, respectively.  Improved gross profit primarily from our industrial operations in Brazil and lower SG&A expenses from the translation benefit of the weaker Brazilian real on local currency costs were more than offset by foreign exchange losses and lower results in certain joint ventures.

Fertilizer Segment — Fertilizer segment net sales decreased 20% to $254 million in the nine months ended September 30, 2015, compared to $316 million in the nine months ended September 30, 2014, primarily due to lower fertilizer imports in Brazil. In Argentina, sales declined primarily due to lower volume driven by reduced usage in fertilizer dosages by the Argentine farmer as a result of the weakening macroeconomic environment and lower farm economics for corn and wheat production. In addition, in the first quarter of 2015 volumes were reduced with a strike at one of our plants.

Cost of goods sold was $246 million for the nine months ended September 30, 2015, compared to $276 million for the same period last year. Lower volumes and raw material costs and the translation benefit of the weaker Argentine peso, were partly offset by higher cost imports of nitrogen due to the aforementioned strike.

Gross profit decreased to $8 million for the nine months ended September 30, 2015 from $40 million in the comparable period of 2014 as a result of lower volumes and not fully recovered industrial costs in our Brazilian port operations. Gross profit in our Argentine operations was impacted by higher production costs, depressed volumes from lower farmer usage and impacts of the strike.

SG&A was $18 million for the first nine months of 2015 compared with $7 million in the first nine months of 2014. The lower expense in 2014 includes the reversal of certain value added tax, labor and bad debt provisions in Brazil.

Noncontrolling interests represents (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements.  The $1 million gain in the first nine months of 2015 and $4 million gain in the first nine months of 2014 represents the noncontrolling interest share of income at our non-wholly owned Brazilian port operations.

Segment EBIT was a loss of $8 million for the nine months ended September 30, 2015, compared to income of $29 million in the same period of 2014, mainly driven by lower gross profit in our Brazilian port operations, the impact of the strike in Argentina and the positive SG&A impact on 2014 results.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2015	2014
Interest income	$42	$71
Interest expense	(187)	(225)

Interest income decreased to $42 million when compared to the same period of 2014, as a result of lower cash investments in Brazil and Argentina in the first half of the year. Also, interest income in 2014 included $12 million of accumulated interest on a loan provided to and repaid by a related party. Interest expense decreased by 17% when compared to the same period last year, primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to lower global commodity prices in 2015, compared to the same period a year ago. In addition, interest expense declined due to a lower average borrowing interest rate due to the increased utilization of revolving credit facilities in place of senior note term loans with higher coupon interest rates.

Income Tax Expense - In the nine months ended September 30, 2015, income tax expense was $270 million compared to income tax expense of $150 million in the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 increased to 33% compared to 22% in the nine months ended September 30, 2014. The higher effective tax rate for the nine months ended September 30, 2015, resulted mainly from geographical earnings mix that included profits in higher tax jurisdictions. Income tax expense in 2014 included $53 million of discrete tax benefits, primarily resulting from a deferred tax asset recorded for operating losses of a subsidiary effectively taxable in Brazil.

Discontinued Operations - Discontinued operations results for the nine months ended September 30, 2015 were income of $36 million, net of tax, compared to $37 million, net of tax, in the nine months ended September 30, 2014. In 2015, gains in Brazilian fertilizer driven by foreign exchange gains and collections of previously written-off farmer receivables were partly offset by losses in the asset management business.  In 2014, results were driven by benefits related to a tax amnesty program in Brazil and collections of previously written-off farmer receivables.

Net Income Attributable to Bunge - For the nine months ended September 30, 2015, net income attributable to Bunge increased to $588 million from $569 million in the nine months ended September 30, 2014. This increase resulted primarily from an increase in EBIT of $145 million, particularly in Agribusiness partly offset by EBIT losses in our other segments and higher income tax expense.

Liquidity and Capital Resources

Liquidity

Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity, minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various bilateral and revolving credit facilities, term loans and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.41 and 1.50 at September 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $303 million and $362 million at September 30, 2015 and December 31, 2014, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,914 million and $4,125 million at September 30, 2015 and December 31, 2014, respectively. Of these amounts $2,989 million and $2,937 million were attributable to merchandising activities at

September 30, 2015 and December 31, 2014, respectively. RMI in our edible oil products segment are reported at fair value in the aggregate amount of $96 million and $127 million at September 30, 2015 and December 31, 2014, respectively. The sugar and bioenergy segment included sugar RMI of $128 million and $157 million at September 30, 2015 and December 31, 2014, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At September 30, 2015, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and revolving credit facilities, of which $4,336 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		September 30,	September 30,	December 31,
and Revolving Credit Facilities	Maturities	2015	2015	2014

Commercial paper	2019	$600	$130	$—
Long-term revolving credit facilities (1)	2016-2019	4,415	549	538
Total		$5,015	$679	$538

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

We had $200 million of borrowings outstanding at September 30, 2015 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and November 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.90% to 1.55% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate of 0.25%.

On August 10, 2015, we entered into an amendment agreement to our unsecured $1,750 million syndicated revolving credit facility, dated March 17, 2014 (the “Facility”). The amendment agreement extends the maturity date of the Facility to August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. The amendment agreement also lowers the range of margin applicable to our borrowings under the Facility. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At September 30, 2015, we had $300 million of borrowings outstanding under the Facility.

We had $49 million borrowings outstanding at September 30, 2015 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at September 30, 2015 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2015, there was $130 million outstanding under the commercial paper program and no amount was outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2015 and December 31, 2014, respectively, we had $160 million and $50 million outstanding under these bilateral short-term credit lines.

Short and long-term debt — Our short and long-term debt increased by $77 million at September 30, 2015 from December 31, 2014, primarily due to payments made for capital expenditures, the repurchase of common shares for $300 million and payment of $41 million for the acquisition of Heartland Harvest, Inc., largely offset by lower working capital financing requirements during the year as a result of on average lower commodity prices. For the nine month period ended September 30, 2015, our average short and long-term debt outstanding was approximately $4,223 million compared to approximately $5,499 million for the nine months ended at September 30, 2014. Our long-term debt balance was $3,102 million at September 30, 2015 compared to $3,234 million at September 30, 2014. The following table summarizes our short-term debt at September 30, 2015.

(US$ in millions)	Outstanding Balance at Quarter End	Weighted Average Interest Rate at Quarter End(1)	Highest Balance Outstanding During Quarter(1)	Average Balance During Quarter(1)	Weighted Average Interest Rate During Quarter
Bank borrowings	$702	3.85%	$885	$773	3.20%
Commercial paper	130	0.43%	500	354	0.42%
Total	$832	3.32%	$1,385	$1,127	2.33%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2015	2014
Short-term debt: (1)
Short-term debt (2) (3)	$832	$594
Current portion of long-term debt, including consolidated investment fund debt	519	408
Total short-term debt	1,351	1,002
Long-term debt (4):
Bilateral revolving credit facilities expiry 2016	200	200
Revolving credit facility expiry 2018	49	338
Revolving credit facility expiry 2018	300	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	237	—
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	50	—
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	—
5.10% Senior Notes due 2015	—	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
Other (5)	231	393
Subtotal	3,102	3,263
Less: Current portion of long-term debt	(519)	(408)
Total long-term debt, including consolidated investment fund debt	2,583	2,855
Total debt	$3,934	$3,857

(1)             Includes secured debt of $13 million and $21 million at September 30, 2015 and December 31, 2014, respectively.

(2)             Includes $173 million and $155 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 11.29 % and 11.95% as of September 30, 2015 and December 31, 2014, respectively.

(3)             Includes consolidated investment fund debt which matures at various dates through 2015 with no recourse to Bunge. Bunge elected to account for $23 million and $24 million at fair value as of September 30, 2015 and December 31, 2014, respectively.

(4)             Includes secured debt of $39 million and $43 million at September 30, 2015 and December 31, 2014, respectively.

(5)             Includes consolidated investment fund debt which matures at various dates through 2017 with no recourse to Bunge. Bunge elected to account for $54 million and $195 million at fair value as of September 30, 2015 and December 31, 2014, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2015 was as follows:

	Short-term	Long-term
	Debt (1)	Debt	Outlook
Standard & Poor’s	A-1	BBB- (2)	Stable
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Stable

(1)             Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.

(2)             On November 4, 2015 Standard & Poor’s upgraded Bunge’s long-term debt rating from “BBB-” to “BBB.”

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2015.

Trade Receivable Securitization Program — Our trade receivable securitization program provides us with an additional source of liquidity. The program provides funding for up to $700 million against receivables sold into the program. The securitization program terminates on June 1, 2016.

Equity

Total equity is set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2015	2014
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,102	5,053
Retained earnings	7,585	7,180
Accumulated other comprehensive income	(6,212)	(4,058)
Treasury shares, at cost - 2015 - 9,586,083 shares and 2014 - 5,714,273 shares	(720)	(420)
Total Bunge shareholders’ equity	6,446	8,446
Noncontrolling interest	215	244
Total equity	$6,661	$8,690

Total Bunge shareholders’ equity was $6,661 million at September 30, 2015 compared to $8,690 million at December 31, 2014. The decrease in shareholders’ equity was primarily due to translation adjustments of $2,356 million, declared dividends to common and preferred shareholders of $158 million and $25 million, respectively and the $300 million cost for purchasing treasury shares during the nine months ended September 30, 2015. These reductions were partially offset by $588 million net income attributable to Bunge for the nine months ended September 30, 2015.

Noncontrolling interest decreased to $215 million at September 30, 2015 from $244 million at December 31, 2014, primarily related to the return of shareholders capital in one of our noncontrolling interests in the United States and the impact of currency translation adjustments.

As of September 30, 2015, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1297 Bunge Limited common shares, based on the conversion price of $89.1299 per share, subject to certain additional anti-dilution adjustments (which represents 7,794,930 Bunge Limited common shares at September 30, 2015). At any time on or after December 1, 2011, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

Cash Flows

Our cash flow from operations varies depending on, among other items, the market prices and timing of the purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories and forward purchases and sales of commodities.

For the nine months ended September 30, 2015, our cash and cash equivalents decreased by $59 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to a decrease of $385 million in cash and cash equivalents for the nine months ended September 30, 2014.

Cash provided by operating activities was $633 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $1,116 million for the nine months ended September 30, 2014. Cash used for net operating assets and liabilities for the nine months 2015 is primarily due to higher working capital levels than December 31, 2014, due to peak harvest season in North America where higher volumes are partly offset by lower average commodity prices. Cash provided by change in net operating assets and liabilities for the nine months 2014 is primarily due to lower working capital levels than December 31, 2013, primarily due to lower average commodity prices partly offset by higher volumes resulting from peak harvest season in North America.

Our operating subsidiaries are primarily funded with U.S. dollar-denominated debt. The functional currency of our operating subsidiaries is generally the local currency and the subsidiary financial statements are prepared in the functional currency and then translated into U.S. dollars.  These loans are remeasured into their respective functional currencies at exchange rates at each balance sheet date, resulting in a foreign exchange gain or loss in our consolidated statements of income. In addition, certain of our non-U.S. operating subsidiaries have the U.S. dollar as their functional currency and are often partially funded with local currency borrowings, resulting in a similar foreign exchange remeasurement gain or loss. For the nine months ended September 30, 2015 and 2014, we recorded a foreign exchange gain of $227 million and $61 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt.  As a result, these foreign exchange remeasurement gains and losses are included in net income but have no impact on cash flows from operations.

Cash used for investing activities was $417 million in the nine months ended September 30, 2015 compared to $453 million in the nine months ended September 30, 2014. For the 2015 period, payments made for capital expenditures of $365 million were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets, and the remaining interest in a Spanish biodiesel production facility. Also, on a net basis we made payments of $43 million for our share of the acquisition of G3 Canada Limited (formerly the Canadian Wheat Board), which transaction included the sale of certain Canadian grain assets. During the first nine months of 2014 payments made for capital expenditures of $515 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in a wheat milling facility in Brazil, edible oil refining and packaging facilities in the U.S. and Mexico, a port facility and oilseed processing facility in Ukraine, a facility in China and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million.

Cash used for financing activities was $185 million in the nine months ended September 30, 2015, compared to $1,031 million in the nine months ended September 30, 2014. In the 2015 period dividends paid to our common shareholders and holders of our convertible preference shares were $178 million. Further, in connection with our common share repurchase program, in 2015 we purchased 3,871,810 of our common shares at a cost of $300 million. During the first nine months of 2014 we purchased 3,780,987 of our common shares at a cost of $300 million in connection with our common share repurchase program, and paid $162 million to our common shareholders and holders of our convertible preference shares and had additional working capital funding requirements.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at September 30, 2015:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$70
Residual value guarantee (2)	149
Total	$219

(1)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2015 through 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At September 30, 2015, we had no outstanding recorded obligation related to these guarantees.

(2)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2019. At September 30, 2015, our recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At September 30, 2015, debt with a carrying amount of $3,502 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.38 per share on September 2, 2015 to common shareholders of record on August 19, 2015.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2015 to shareholders of record on August 15, 2015.  On August 5, 2015, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.38 per common share.  The dividend will be payable on December 2, 2015 to common shareholders of record on November 16, 2015.  We also announced on August 5, 2015 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2015 to shareholders of record on November 15, 2015.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.  There were no material changes to our critical accounting policies during the nine months ended September 30, 2015. For recent accounting pronouncements refer to Note 2 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

	Nine Months Ended		Year Ended
	September 30, 2015		December 31, 2014
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$64	$(6)	$(219)	$(22)
Lowest daily aggregated position value	$(950)	$(95)	$(1,608)	$(161)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2015 was not material.

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

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange losses of $543 million for the nine months ended September 30, 2015 and $296 million for the year ended December 31, 2014 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate derivative instruments to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt including non-recourse investment fund debt, based on market yields at September 30, 2015, was $4,071 million with a carrying value of $3,934 million. There was no significant change in our interest rate risk at September 30, 2015.

A hypothetical 100 basis point increase in the interest yields on our debt at September 30, 2015 would result in a decrease of approximately $42 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2015 would cause an increase of approximately $42 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $24 million in our interest expense. Some of our variable rate debt is denominated in currencies other than the U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as Japanese Yen LIBOR, TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting —There has been no change in our internal control over financial reporting during the third quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, in October 2010, the Argentine tax authorities carried out inspections at several of our locations in Argentina relating to allegations of income tax evasion covering the periods from 2007 to 2009. In December 2012, our Argentine subsidiary received an income tax assessment relating to fiscal years 2006 and 2007 with a claim of approximately 436 million Argentine pesos (approximately $46 million as of September 30, 2015), plus previously accrued interest on the outstanding amount due of approximately 1,024 million Argentine pesos (approximately $109 million as of September 30, 2015). Our Argentine subsidiary has appealed this assessment before the National Tax Court. Fiscal years 2008 and 2009 are currently being audited by the tax authorities. In April 2012, the Argentine government suspended our Argentine subsidiary from a registry of grain traders and, in October 2012, the government excluded our subsidiary from this registry in connection with the income tax allegations discussed above. While the suspension and exclusion have not had a material adverse effect on our business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on grain shipments within Argentina. Additionally, in April 2011, the Argentine tax authorities conducted inspections of our locations and those of several other grain exporters with respect to allegations of evasion of liability for value-added taxes and an inquest proceeding was initiated in the first quarter of 2012 to determine whether there is any potential criminal culpability relating to these matters. Also during 2011, we paid $112 million of accrued export tax obligations in Argentina under protest while reserving all of ours rights in respect of such payment. In the first quarter of 2012, the Argentine tax authorities assessed interest on these paid export taxes, which as of September 30, 2015, totaled approximately $198 million. We previously recorded an accrual of $30 million for a portion of the assessed interest. Based on a July 2015 determination by the Argentine Supreme Court and the opinions of external legal advisors, management has concluded that the risk of payment of such interest is remote and reversed the accrual. We are challenging these actions in the Argentine courts and management believes that these tax-related allegations and claims are without merit and intends to vigorously defend against them. However, management is, at this time, unable to predict their outcome.

Various tax matters in Brazil and Argentina are discussed in Note 14 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. We are also a party to a large number of labor, civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $128 million as of September 30, 2015 in respect of these claims. These claims relate to various disputes with third parties including suppliers and customers and include approximately 79 million Brazilian reais (approximately $20 million as of September 30, 2015) related to a legacy environmental claim.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no time expiration associated with it. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2015 – August 31, 2015	1,411,210	$71.00	1,411,210	$400,000,022
Total	1,411,210	$71.00	1,411,210

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

BUNGE LIMITED

Date: November 6, 2015	By:	/s/ Andrew J. Burke
Andrew J. Burke
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1