Form 10-Q/A
period 2015-09-30
Bunge LTD
filed 2016-02-25
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

Explanatory Note

Bunge Limited  (“Bunge”, “the Company”,  “we”, “us”, and “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 (“Original Form 10-Q”) filed with the Securities and Exchange Commission on November 6, 2015 (“Original Filing Date”) to restate the Company’s previously issued unaudited condensed consolidated financial statements and related financial information for the nine months ended September 30, 2015 and to amend certain other disclosures in the  Original Form 10-Q as a result of the restatement. The restatement corrects an error in our condensed consolidated statement of cash flows for the nine months ended September 30, 2015 relating to the classification of cash received from settlement of net investment hedges, which resulted in an overstatement of operating cash flows and understatement of investing cash flows in the same amount. There was no impact to the Condensed Consolidated Statement of Cash Flows for the nine months ended September, 30, 2014 or any of the other financial statements contained in the Original Form 10-Q.

Effects of Restatement

The following sections in the Original Form 10-Q are revised in this Form 10-Q/A to reflect the restatement:

•	Part I, Item 1 - Unaudited Condensed Consolidated Financial Statements;
•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I, Item 4 - Controls and Procedures;
•	Part II, Item 1A - Risk Factors
•	Part II, Item 6 - Exhibits.

Except as described in this Explanatory Note, the unaudited condensed consolidated financial statements and other disclosures in the Original Form 10-Q remain unchanged. Except as described above, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

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

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2015	2014
	(Restated)
OPERATING ACTIVITIES
Net income	$587	$562
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Gain on sale of Canadian grain assets	(47)	—
Impairment charges	24	4
Foreign exchange loss (gain) on debt	(227)	(61)
Bad debt expense	20	22
Depreciation, depletion and amortization	403	448
Stock-based compensation expense	38	36
Deferred income tax expense (benefit)	(13)	(17)
Other, net	(40)	(86)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(330)	(424)
Inventories	(114)	590
Secured advances to suppliers	(382)	(4)
Trade accounts payable and accrued liabilities	722	439
Advances on sales	(104)	(109)
Net unrealized gain/loss on derivative contracts	7	(296)
Margin deposits	(32)	86
Other, net	15	(74)
Cash provided by (used for) operating activities	527	1,116
INVESTING ACTIVITIES
Payments made for capital expenditures	(365)	(515)
Acquisitions of businesses (net of cash acquired)	(54)	(14)
Proceeds from the sale of Canadian grain assets	90	—
Settlement of net investment hedges	106	—
Proceeds from investments	269	261
Payments for investments	(203)	(140)
Payments for investments in affiliates	(158)	(40)
Other, net	4	(5)
Cash provided by (used for) investing activities	(311)	(453)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	31	(58)
Proceeds from short-term debt with maturities greater than 90 days	562	802
Repayments of short-term debt with maturities greater than 90 days	(303)	(630)
Proceeds from long-term debt	5,781	7,492
Repayments of long-term debt	(5,792)	(8,191)
Proceeds from sale of common shares	24	34
Repurchases of common shares	(300)	(300)
Dividends paid	(178)	(162)
Other, net	(10)	(18)
Cash provided by (used for) financing activities	(185)	(1,031)
Effect of exchange rate changes on cash and cash equivalents	(90)	(17)
Net increase (decrease) in cash and cash equivalents	(59)	(385)
Cash and cash equivalents, beginning of period	362	742
Cash and cash equivalents, end of period	$303	$357

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

Restatement of Financial Statements

Bunge’s condensed consolidated statement of cash flows for the nine months ended September 30, 2015 presented in this amended report is restated solely to reflect a reclassification of cash received from the settlement of net investment hedges from operating cash flows to investing cash flows.  As a result, our previously filed interim condensed consolidated financial statements for the quarter ended September 30, 2015 should no longer be relied upon.  The impact of the reclassification on other previously reported periods was immaterial.

The following table summarizes the effects of the reclassification (U.S. dollars in millions):

	Nine Months Ended
	September 30, 2015
	As Reported	Restatement	As Restated
OPERATING ACTIVITIES
Other, net	$121	$(106)	$15
Cash provided by (used for) operating activities	633	(106)	527

INVESTING ACTIVITIES
Settlement of net investment hedges	$—	$106	$106
Cash provided by (used for) investing activities	(417)	106	(311)

Cash and cash equivalents, end of period	$303	$—	$303

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Statements. As discussed further in Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q/A, we are restating herein our condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to reflect a reclassification of cash received from the settlement of net investment hedges from operating cash flows to investing cash flows.  The following discussion has been updated to reflect the effects of the restatement.

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

Cash provided by operating activities was $527 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $1,116 million for the nine months ended September 30, 2014. Cash used for net operating assets and liabilities for the nine months 2015 is primarily due to higher working capital levels than December 31, 2014, due to peak harvest season in North America where higher volumes are partly offset by lower average commodity prices. Cash provided by change in net operating assets and liabilities for the nine months 2014 is primarily due to lower working capital levels than December 31, 2013, primarily due to lower average commodity prices partly offset by higher volumes resulting from peak harvest season in North America.

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

Cash used for investing activities was $311 million in the nine months ended September 30, 2015 compared to $453 million in the nine months ended September 30, 2014. For the 2015 period, payments made for capital expenditures of $365 million were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets, and the remaining interest in a Spanish biodiesel production facility. Settlement of net investment hedges totaled $106 million. Also, on a net basis we made payments of $43 million for our share of the acquisition of G3 Canada Limited (formerly the Canadian Wheat Board), which transaction included the sale of certain Canadian grain assets. During the first nine months of 2014 payments made for capital expenditures of $515 million primarily included investments in property, plant and equipment related to our sugar business in Brazil, construction of a port terminal in Brazil, investments in a wheat milling facility in Brazil, edible oil refining and packaging facilities in the U.S. and Mexico, a port facility and oilseed processing facility in Ukraine, a facility in China and construction of a port facility in Australia. We also acquired the assets of a corn milling company in the U.S. for $12 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to the condensed consolidated financial statements, under the supervision and with the participation of management, including of our Chief Executive Officer and Chief Financial Officer, we have reevaluated our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 because of the material weakness in internal control over financial reporting described below.

We identified the following material weakness in our internal control over financial reporting that existed as of September 30, 2015.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the preparation and review of its consolidated statements of cash flows.  Specifically, controls were not designed to ensure that cash received from settlement of net investment hedges was properly classified in the consolidated statements of cash flows, and management’s review process was not effective in detecting this error.

This control weakness resulted in an error in the Company’s unaudited condensed consolidated financial statements contained in Original Form 10-Q.  The error, which overstated operating cash flows and understated investing cash flows in the same amount was not material to any other previously reported interim or annual consolidated financial statements.

Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan - Management has been actively engaged in developing remediation plans to address the material weakness described above. The remediation efforts expected to be implemented include reviewing current policies, processes and procedures relating to the preparation and review of the consolidated statements of cash flows to ensure that hedge accounting related cash flows are properly presented in accordance with US GAAP.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor their implementation. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, however, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

ITEM 1A.                                       RISK FACTORS

We have identified a material weakness in our internal control over financial reporting, which if not remedied, could continue to adversely affect our internal controls and financial reporting and could lead to materially inaccurate financial reports.

We have identified a material weakness in our internal control over financial reporting, as described in Part I - Item 4. “Controls and Procedures.’’ Although we believe we are taking the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. The occurrence of these events could in turn potentially negatively impact our stock price.

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

BUNGE LIMITED

Date: February 25, 2016	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows (as Restated), (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements (as Restated).

E-1