Form 10-K
period 2015-12-31
Bunge LTD
filed 2016-02-25
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2015, as reported by the New York Stock Exchange, was approximately $12,561 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

          As of February 19, 2016, 140,979,440 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the 2016 Annual General Meeting of Shareholders to be held on May 25, 2016 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:

  •
  changes in governmental policies and laws affecting our business, including agricultural and trade policies and environmental, tax and biofuels regulation;

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

  •
  global and regional economic, agricultural, financial and commodities market, political, social and health conditions;

  •
  our ability to remediate the reported material weakness in our internal control over financial reporting;

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
  global grain processor;

  •
  seller of packaged vegetable oils worldwide, based on sales;

  •
  producer and seller of wheat flours and bakery mixes, dry milled corn products and milled rice products in North and South America based on volume; and

  •
  producer of sugar and ethanol in Brazil and global trader and merchandiser of sugar, based on volume.

        We conduct our operations in five segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy and Fertilizer. We refer to the Edible Oil and Milling Products segments collectively as our Food and Ingredients businesses. Our strategy is to profitably grow our position in our core Agribusiness grain and oilseed value chains, capitalizing on our key origination, logistics, processing and risk management competencies while pursuing operational excellence. We also are focused on growing our value added Food & Ingredients businesses so that over time they represent a more significant percentage of our earnings.

        Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.

        Our Food and Ingredients businesses, which consist of two reportable business segments: Edible Oil Products and Milling Products, include businesses that produce and sell edible oil based products, including vegetable oils, shortenings, margarines and mayonnaise and milled grain products such as wheat flours, bakery mixes, corn-based products and rice. The operations and assets of our Edible Oil Products segment are located in North and South America, Europe and Asia-Pacific and the operations and assets of our Milling Products segment are located in North and South America.

        Our Sugar and Bioenergy segment produces and sells sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process, through our operations in Brazil. Our operations in this segment also include global trading and merchandising of sugar and ethanol.

        Our Fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with production and blending assets and operations in Argentina and port facilities in Brazil and Argentina.

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

        2015 Summary Operating Highlights—In our Agribusiness segment in 2015, we continued to expand our network of integrated assets. In Canada, we formed a joint venture, G3 Global Grain Group ("G3") to expand our Canadian grain business. We upgraded and expanded existing port terminals in Ukraine and the U.S., as well as progressed on the construction of oilseed processing plants in Ukraine and in Asia-Pacific. In our Food and Ingredients businesses, we completed the acquisitions of Moinho Pacifico, a leading wheat flour miller in Brazil, Whole Harvest Foods, a U.S. refiner and packager of cooking oils and Heartland Harvest, a U.S. producer of die cut pellets made from a variety of starches used to make products for the snack food industry. We also made progress on the construction of a new wheat mill in Rio de Janeiro state, Brazil. In our Sugar and Bioenergy segment, our sugarcane milling operations benefitted from improved market conditions, as well as lower costs and greater efficiency due to our performance improvement initiatives.

Agribusiness

        Overview—Our Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 36% of our processing capacity located in South America, 29% in North America, 20% in Europe and 15% in Asia-Pacific.

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

        Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate either directly or through joint venture arrangements, various port terminal facilities globally, including in Brazil, Argentina, the United States, Canada, Russia, Ukraine, Poland, Vietnam and Australia.

        Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services for customers and other third parties. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for customers and other third parties. Our financial risk management services include structuring and marketing over-the-counter ("OTC") risk management products to enable agricultural producers and end users of commodities to manage their commodity price risk exposures. Through our Financial Services Group we also engage in proprietary trading of foreign exchange and other financial instruments. Additionally, in Brazil, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.

        Other—We have minority interests in biodiesel producers in Europe and South America. Additionally, we operate three animal feed mills in China. These businesses are complementary to our core Agribusiness operations as in each case we supply some of the raw materials (crude vegetable oil and soybean meal) used in their production processes.

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

        Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group, Glencore International PLC and large regional companies such as Wilmar International Limited and China National Cereals and Oils and Foodstuffs Corporation Limited ("COFCO") largely in Asia-Pacific.

Food and Ingredients

        Overview—Our Food and Ingredients businesses include two reportable business segments: Edible Oil Products and Milling Products. We primarily sell our products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our Food and Ingredients businesses are various crude and further processed vegetable oils in our Edible Oil Products segment, and wheat, corn and rice in our Milling Products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We seek to realize synergies between our Food and Ingredients and Agribusiness operations through our raw material procurement activities and co-location of industrial facilities, enabling us to benefit from being an integrated, global enterprise.

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

        In Brazil, our retail edible oil brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a leader in the Brazilian margarine market with our brands Delicia and Primor, as well as in mayonnaise with our Soya, Primor and Salada brands. In shortenings, we are a leading supplier to the food processor market. We also produce processed tomato and other staple food products, including sauces, condiments and seasonings in Brazil under several brand names.

        In the United States and Canada, we offer our customers high quality solutions to fit their goals, such as reducing trans-fats or lowering saturated fats. Our products include Nutra-Clear NT Ultra, a high oleic canola oil that is trans-fat free and low in saturated fats and Pro-Formance NT, a high oleic soybean oil that is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant reductions in saturated fats in shortenings. We also offer expeller pressed and physically refined oils to food service customers under the brand Whole Harvest and also produce margarines and buttery spreads, including our leading brand Country Premium, for food service, food processor and retail private label customers.

        In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier, Salat and Rozumnitsa, and a leader in margarines, including our brand names Smakowita, Maslo Rosline, Masmix, Optima, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Finuu. Most recently, we have introduced Optima margarine with DHA for consumers interested in adding omega-3 fatty acids to their diets. Additionally, we have introduced first cold pressed oils and spice & herb enhanced products under our Deli Reform brand.

        In India, our brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati; and Masterline in professional bakery fats. In China, our edible oil brand is Dou Wei Jia.

        Customers—Our customers include baked goods companies, snack food producers, restaurant chains, food service distributors and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers under our brand names or under private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.

        Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capabilities and cost structure, brand recognition, product quality, innovation, technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In the United States and Canada, our principal competitors in the Edible Oil Products segment include ADM, Cargill, Stratas Foods LLC, Unilever NV/PLC ("Unilever") and Ventura Foods LLC. In addition, in Brazil our principal competitors also include ADM, Cargill, Imcopa, BRF S.A. and JBS S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from the corn dry milling process and milled rice products in the United States and Brazil.

        Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products consist primarily of dry-milled corn meals, flours and flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. As part of our corn portfolio we also sell whole grain and fiber ingredients. In the U.S., we have most recently added ancient grains, such as quinoa and millet to our portfolio. We have also introduced a range of extruded products that include die cut pellets for the snack food industry. We mill and sell bulk and packaged rice in the United States and also sell branded rice in Brazil under the Primor brand.

        Customers—The primary customers for our wheat milling products are food processing, bakery and food service companies. The primary customers for our corn milling products are companies in the food processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government for humanitarian assistance programs. Our rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

        Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends and distribution capabilities. In Brazil, our major competitors are Glencore, M. Dias Branco, J.Macedo and Moinho Anaconda, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include ADM and Farmers' Rice Cooperative. Our major competitors in Mexico include Grupo Elizondo, Molinera de México and Grupo Trimex.

Sugar and Bioenergy

        Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We own and operate eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2015, our mills had a total crushing capacity of approximately 21 million metric tons per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements. Any surplus electricity is sold to the local grid or other large third-party users of electricity. Our trading and merchandising operations engage in marketing and selling sugar through regional marketing offices in various locations and managing the sugar price risk for our business.

        In recent years, our sugar milling business in Brazil has faced a number of significant challenges, including adverse weather conditions which negatively affected the supply and quality of the sugarcane supplied to our mills, as well as structural challenges stemming primarily from low global sugar prices, domestic cost inflation and the Brazilian government's fuel policy which for a period of time capped gasoline prices, thereby impacting ethanol prices as well. The combination of these and other factors resulted in our decision to reduce the capital allocated to this business beginning in 2014, with future investment dedicated to agricultural and industrial maintenance and efficiency requirements. Additionally, as previously announced, we are continuing to explore alternatives to reduce our exposure to the Brazilian sugarcane industry. However, the nature and timing of any potential outcome or transaction is uncertain and cannot be predicted.

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

        Our mills are supplied with sugarcane grown on approximately 326,000 hectares of land. This land represents approximately 19,000 hectares of land that we own, 211,000 hectares of land that we manage under agricultural partnership arrangements and 96,000 hectares of land farmed by third-party farmers. In 2015, approximately 62% of our total milled sugarcane came from our owned or managed plantations and 38% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the São Paulo state sugarcane, sugar and ethanol council.

        Our sugarcane planting and harvesting processes are substantially mechanized. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing the environmental impact when compared to manual harvesting and resulting in improved soil condition.

        Logistics—Harvested sugarcane is loaded onto trucks and trailers and transported to our mills. Since the sucrose content of the sugarcane begins to degrade rapidly after harvesting, we seek to minimize the time and distance between the cutting of the cane and its delivery to our mills for processing.

        Products—Our mills allow us to produce ethanol, sugar and electricity, as further described below. At mills that produce both sugar and ethanol, we are able to adjust our production mix within certain capacity limits between ethanol and sugar, as well as, for certain mills, between different types of sugar (raw and crystal) and ethanol (hydrous and anhydrous). The ability to adjust our production mix allows us to respond to changes in customer demand and market prices.

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

        Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2015, our total installed cogeneration capacity was approximately 322 megawatts, with 131 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 590,000 megawatt hours of electricity available for resale.

        Customers—The sugar we produce at our mills is sold in both the Brazilian domestic and export markets. Our domestic customers are primarily in the confectionary and food processing industries. The ethanol we produce is primarily sold to customers for use in the Brazilian domestic market to meet the demand for fuel. We also export ethanol in the international market. Our sugar trading and merchandising operations purchase and sell sugar and ethanol from our own operations as well as third parties to meet international demand.

        Other—We have a minority investment in a U.S. corn based ethanol production facility and a 50% interest in a joint venture that produces corn based ethanol in Argentina. We have a 49.9% interest in a joint venture with Solazyme, Inc. for the production of renewable oils, which uses sugar supplied by one of our mills as a raw material.

        Competition—We compete with other sugar and ethanol producers in Brazil and internationally, and in the global market with beet sugar processors, producers of other sweeteners and other biofuels producers. The industry is highly competitive, with raw material procurement, cost structure, selling price and distribution capabilities being important competitive factors. Our major competitors in Brazil include Cosan Limited, São Martinho S.A., LDC-SEV Bioenergia and ED&F Man. Our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and COFCO.

Fertilizer

        Overview—Through our operations in Argentina, we produce, blend and distribute a range of NPK fertilizers, including phosphate-based liquid and solid nitrogen fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for crop production primarily soybeans, corn and wheat. Our operations in Argentina are closely linked to our grain origination activities as we supply fertilizer to producers who supply us with grain. We also have a 75% controlling interest in a single super phosphate production ("SSP") plant and a strategically located river port facility in Argentina. In Brazil, we supply fertilizer to farmers as part of our grain origination activities, and operate a fertilizer terminal in the Port of Santos.

        Products and Services—We offer a complete fertilizer portfolio, including SSP, ammonia, urea and ammonium thiosulfate that we produce, as well as monoammonium phosphate ("MAP"), diammonium phosphate, triple supersphosphate, urea, UAN, ammonium sulfate and potassium chloride that we purchase from third parties and resell. We market our products under the Bunge brand, as well as the Solmix brand for liquid fertilizers.

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

        Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including, in some cases, customer financing terms. Our main competitors in our fertilizer operations are ASP (Agrium), YPF, Profertil, Nidera, Yara International ("Yara") and Louis Dreyfus Commodities.

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

Insurance

        In each country where we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We insure our businesses and assets in each country in a manner that it deems appropriate for a company of our size and activities, based on an analysis of the relative risks and costs. We believe that our geographic dispersion of assets helps mitigate risk to our business from an adverse event affecting a specific facility; however, if we were to incur a significant loss or liability for which we were not fully insured, it could have a materially adverse effect on our business, financial condition and results of operations.

Operating Segments and Geographic Areas

        We have included financial information about our reportable segments and our operations by geographic area in Note 26 of the notes to our consolidated financial statements.

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

        Our total research and development expenses were $16 million for the year 2015, $20 million for the year 2014 and for the year $19 million for 2013. As of December 31, 2015, our research and development organization consisted of 149 employees worldwide.

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

Seasonality

        In our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first fiscal quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests as the North American harvest peaks in the third and fourth fiscal quarters and the South American harvest peaks in the second fiscal quarter, and thus our North and South American grain merchandising and oilseed processing activities are generally at lower levels during the first quarter.

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

        Many countries globally are using and producing biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in recent years in response to both periods of high fossil fuel prices and government incentives for the production of biofuels offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in several countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.

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

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions, or policies related to national emission reduction plans. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2015.

Employees

        As of December 31, 2015, we had approximately 33,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Soren Schroder	Chief Executive Officer
Todd Bastean	Chief Executive Officer, Bunge North America
Deborah Borg	Chief Human Resources Officer
Andrew Burke	Chief Financial Officer
Gordon Hardie	Managing Director, Food & Ingredients
Enrique Humanes	Chief Executive Officer, Bunge Southern Cone
Tommy Jensen	Chief Executive Officer, Bunge Europe, Middle East & Africa
David Kabbes	General Counsel and Managing Director, Corporate Affairs
Pierre Mauger	Chief Development Officer
Raul Padilla	Chief Executive Officer, Bunge Brazil and Managing Director, Sugar & Bioenergy
Brian Thomsen	Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines

        Soren Schroder, 54—Mr. Schroder has been our Chief Executive Officer since June 1, 2013. Prior to his current position, he was the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President of Agribusiness for Bunge Europe since June 2006 and in a variety of agribusiness leadership roles at the company in the United States and Europe since joining Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. Mr. Schroder is a member of Rabobank International's North American Agribusiness Advisory Board. He holds a bachelor's degree in Economics from Connecticut College.

        Todd Bastean, 49—Mr. Bastean became Chief Executive Officer, Bunge North America, in June 2013. He started his career at Bunge in 1994 and became Chief Financial Officer of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's Milling and Biofuels business units, and as Vice President and Chief Administrative Officer of its Grain and Milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.

        Deborah Borg, 39—Ms. Borg assumed the role of Chief Human Resources Officer in January 2016. She joined Bunge from Dow Chemical, where she served as President Dow USA, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand, and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. She holds a Bachelor of Business Management in Human Resources and a Master in Training and Change Management from Victoria University, Australia.

        Andrew Burke, 60—Mr. Burke has been our Chief Financial Officer since February 2011, having served as interim Chief Financial Officer since September 2010. In addition, Mr. Burke served as our Global Operational Excellence Officer, from July 2010 to October 2013. Prior to July 2010, Mr. Burke served as Co-Chief Executive Officer of Bunge Global Agribusiness and Bunge Product Lines since November 2006. Mr. Burke joined Bunge in January 2002 as Managing Director, Soy Ingredients and New Business Development and later served as Managing Director of New Business. Mr. Burke also previously served as our interim Chief Financial Officer from April to July 2007. Prior to joining Bunge, Mr. Burke served as Chief Executive Officer of the U.S. subsidiary of Degussa AG. He joined Degussa in 1983, where he held a variety of finance and marketing positions, including Chief Financial Officer and Executive Vice President of the U.S. Chemical Group. Prior to joining Degussa, Mr. Burke worked for Beecham Pharmaceuticals and was an auditor with Price Waterhouse & Company. Mr. Burke is a graduate of Villanova University and earned an M.B.A. from Manhattan College.

        Gordon Hardie, 52—Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia-Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia-Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Enrique Humanes, 56—Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an MBA from IDEA in Argentina.

        Tommy Jensen, 54—Mr. Jensen has served as Chief Executive Officer of Bunge Europe, Middle East and Africa ("Bunge EMEA") since May 2012 and previously served as Bunge EMEA's Chief Operating Officer, Vice President, Northern and Central Europe and Managing Director, Poland. Prior to joining Bunge in 2003, he held leadership positions at Animex S.A. in Poland, a subsidiary of Smithfield Foods, Continental Grain in Poland and Germany, and Jyske Bank A/S in Denmark. He has a Bachelor's degree in Finance from Aarhus School of Business at Aarhus University, Denmark, and has completed the Advanced Management Program at Harvard Business School.

        David Kabbes, 53—Mr. Kabbes became General Counsel and Managing Director, Corporate Affairs in February 2015 after serving as Senior Vice President, Corporate and Legal Affairs for Bunge North America since 2000, where he oversaw the legal, government and industry affairs, communications, foreign trade support and environmental functions. Prior to joining Bunge in 2000, he was Executive Vice President, Secretary and General Counsel at Purina Mills, a corporate attorney at Koch Industries, Inc., a partner at Schiff Hardin & Waite and an associate at Thompson Coburn. He received a bachelor's degree in business from Quincy University and a law degree from the University of Illinois.

        Pierre Mauger, 43—Mr. Mauger has served as Chief Development Officer since September 2013. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

        Raul Padilla, 60—Mr. Padilla became Chief Executive Officer of Bunge Brazil in May 2014. He has also served as Managing Director, Sugar and Bioenergy, since September 2014. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Brian Thomsen, 49—Mr. Thomsen became Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines in May 2014. Previously, he served as Managing Director, Global Grains and Oilseeds Product Lines. He joined the company in 2004 as Director, Grains Product Line. Prior to Bunge, Mr. Thomsen was Managing Director, Dry Commodity Trading at Nidera, and previously served in global trading and management roles at Cargill. He started his career in 1988 at Aarhus Oil, a Danish crush and refining company, and is a graduate of the International Academy of Business in Aarhus, Denmark.

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

        Additionally, our sugar production depends on the volume and sucrose content of the sugarcane that we cultivate or that is supplied to us by third-party growers. Both sugarcane crop yields and sucrose content depend significantly on weather conditions, such as rainfall and prevailing temperatures, which can vary substantially. Adverse weather conditions can also impair our ability to harvest and transport sugarcane to our mills, leading to decreased productivity and higher production costs. As a result, unfavorable weather conditions have had and could in the future have a material adverse effect on our sugar operations.

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

        We face significant competition in each of our businesses and we have numerous competitors, some of which are larger and have greater financial resources than we have. As many of the products we sell are global commodities, the markets for our products are highly price competitive and in many cases sensitive to product substitution. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining appropriate market share and customer relationships. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures or reduce pricing, each of which could have an adverse effect on our business and profitability.

We are subject to fluctuations in agricultural commodity and other raw material prices caused by other factors outside of our control that could adversely affect our operating results.

        Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions and demand for and supply of, competing commodities and substitutes. These factors may cause volatility in our operating results.

        Our fertilizer business may also be adversely affected by fluctuations in the prices of agricultural commodities and fertilizer raw materials that are caused by market factors beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our Food and Ingredients and Fertilizer segments, we may not be able to recoup increases in raw material costs through increases in sales prices for our products, which may adversely affect our profitability.

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

        For example, after a period of accelerated economic expansion, Brazil's economic growth rates began to decline over the past three years, with the country experiencing a recession in 2015 while facing increasing inflation. Economic expectations for 2016 are that the Brazilian economy will contract again and inflationary pressures will continue. At the same time, an ongoing, high profile political corruption scandal has led to criminal charges being filed against various prominent business and political figures in Brazil, and impeachment proceedings have been instituted against Brazilian President Dilma Rousseff. The weakened economic and political outlook in Brazil has adversely affected consumer confidence levels and spending, which has led to significantly reduced demand for products in our Food and Ingredients businesses in the country. The timing of any economic improvement is uncertain, and there can be no assurance that these economic and political conditions will not deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

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

        We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, part of our strategy involves expanding our business in several emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our business strategies.

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

  •
  inflation and hyperinflationary economic conditions and adverse economic effects resulting from governmental attempts to control inflation, such as imposition of wage and price controls and higher interest rates;

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

        Increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have become the subject of significant discussion by governmental bodies and the public throughout the world in recent years. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Additionally, continuing efforts to change the regulation of financial markets, including the U.S. Dodd-Frank Act and European regulations, may subject large users of derivatives, such as Bunge, to extensive new oversight and regulation. Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

Increases in commodity prices can increase the scrutiny to which we are subject under antitrust laws.

        We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time, particularly in periods of significant price increases in our industries. Changes or developments in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth. Increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in Europe, Brazil and other jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could have a material adverse effect on our operating results and financial condition.

We may be adversely affected by a shortage of sugarcane or by high sugarcane costs.

        Sugarcane is our principal raw material used in the production of ethanol and sugar. Our ability to secure an adequate supply of sugarcane depends on our ability to negotiate and maintain satisfactory land rights and supply contracts with third parties. Currently, approximately 94% of the land we use for sugarcane supply is not owned by us, with such land typically managed through agricultural partnership agreements having an average remaining term of four years. We cannot guarantee that these agreements will be renewed after their respective terms or that any such renewals will be on terms and conditions satisfactory to us. A significant shortage of sugarcane supply or increase in the cost of available sugarcane, including as a result of the termination of our partnership or supply contracts or the inability to enter into alternative arrangements on economic terms, would likely have an adverse effect on our business and financial performance, and such effect could be material.

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

        Additionally, we have several joint ventures and investments where we may have limited control over governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.

We are subject to industry and other risks that could adversely affect our reputation and financial results.

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls and government regulation regarding matters such as food and feed safety, nutritional standards and genetically modified organisms. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. These risks could not only adversely affect our business and operating results but also our corporate reputation.

        As a company whose products comprise staple food and feed products sold globally, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars and grains consumed as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.

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

        In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight of our industries, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting of our products, which could adversely affect our business, cash flows and results of operations.

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

        In Brazil, where there are limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2015 and 2014, respectively, we had approximately $847 million and $806 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

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

        As of December 31, 2015, we had $4,263 million unused and available borrowing capacity under various committed long-term credit facilities and $4,451 million in total debt. Our debt could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

We reported a material weakness in our internal control over financial reporting, which if not remedied, could continue to adversely affect our internal controls and financial reporting and could lead to materially inaccurate financial reports.

        In connection with our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, we identified a material weakness in our internal control over financial reporting, as described in "Item 9A. Controls and Procedures." Although we believe we are taking the steps necessary to remediate the material weakness, we cannot assure you that the processes, procedures and controls we implement will result in full remediation of the material weakness. Failure to remediate the material weakness, or additional material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements or cause us to fail to timely meet our reporting obligations. The occurrence of these events could in turn potentially negatively impact our stock price.

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past several years include the outsourcing of certain administrative activities in several regions the rationalization of manufacturing operations globally, including the closing of facilities, and the implementation of operational improvement program in our Food and Ingredients businesses. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2015.

Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	150,499	18,669,158
Food and Ingredients	169,501	1,887,756
Sugar and Bioenergy	112,493	806,521
Fertilizer	13,108	981,633

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	177,096	6,915,648
South America	191,592	11,752,937
Europe	45,989	2,538,168
Asia-Pacific	30,924	1,138,315

  Agribusiness

        In our Agribusiness segment, we have 185 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 49 oilseed processing plants globally. We have 62 merchandising and distribution offices throughout the world.

  Food and Ingredients

        In our Food and Ingredients businesses, we have 102 refining, packaging and milling facilities throughout the world. In addition, to facilitate distribution in Brazil, we operate 21 distribution centers.

  Sugar and Bioenergy

        In our Sugar and Bioenergy segment, we have eight sugarcane mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Item 1. Business—Sugar and Bioenergy."

  Fertilizer

        In our Fertilizer segment, we operate four fertilizer processing and blending plants in Argentina and fertilizer ports in Brazil and Argentina.

  Other

        Our corporate headquarters in White Plains, New York, occupies approximately 66,300 square feet of space under a lease that expires in June 2025. We also own or lease other office space for our operations worldwide.

        We believe that our facilities are adequate to address our operational requirements.

Item 3.    Legal Proceedings

        We are subject to various legal proceedings and risks globally in the course of our business, including claims, suits, and government investigations involving competition, tax, labor and employment, commercial disputes and other matters. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.

        For a discussion of certain tax matters relating to Argentina and Brazil, see Notes 14 and 21 to our consolidated financial statements included as part of this Annual Report on Form 10-K. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $68 million and $64 million, for labor and civil claims respectively, as of December 31, 2015. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 84 million Brazilian reais (approximately $22 million as of December 31, 2015) related to a legacy environmental claim in Brazil.

        During the first quarter of 2016, we received a notice from the Brazilian Administrative Council for Economic Defense initiating an administrative proceeding against our Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry and others for alleged anticompetitive activities in the north and northeast of Brazil. We intend to defend against this action; however, the proceedings are at an early stage and we cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.

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

(US$)	High	Low
2016
First quarter (to February 19, 2016)	$66.82	$47.79
2015
Fourth quarter	$79.41	$61.81
Third quarter	89.86	68.94
Second quarter	92.85	83.16
First quarter	92.31	78.50
2014
Fourth quarter	$92.91	$80.97
Third quarter	86.36	73.54
Second quarter	81.38	74.68
First quarter	81.92	73.51

(b)   Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2015, we had 142,483,467 common shares outstanding which were largely held by approximately 90 registered holders.

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

        We paid quarterly dividends on our common shares of $0.34 per share in the first two quarters of 2015 and $0.38 per share in the last two quarters of 2015. We paid quarterly dividends on our common shares of $0.30 per share in the first two quarters of 2014 and $0.34 per share in the last two quarters of 2014. We have declared a regular quarterly cash dividend of $0.38 per share payable on March 2, 2016 to shareholders of record on February 17, 2016.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2015, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	5,960,239	(2)	$75.64	(3)	2,620,800	(4)
Equity compensation plans not approved by shareholders(5)	12,346	(6)		(7)		(8)

Total	5,972,585		$75.64		2,620,800

(1)
Includes our 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,766,171 common shares, performance-based restricted stock unit awards outstanding as to 1,142,123 common shares and 3,940 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan and Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 29,500 common shares under our Non-Employee Directors' Equity Incentive Plan, 18,505 unvested restricted stock units. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 12,346 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.

(e)   Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2010 through the quarter ended December 31, 2015. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return

(f)    Purchases of Equity Securities by Registrant and Affiliated Purchasers

        In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge repurchased 1,411,210 common shares for $100 million under this program during the third quarter ended September 30, 2015. We completed the previous $975 million repurchase program during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes. Activities of the Fertilizer segment reported in continuing operations include our port operations in Brazil, our fertilizer production operations in Argentina and our 50% equity interest in the Morocco joint venture through the date of its sale.

	Year Ended December 31,
(US$ in millions)	2015	2014	2013	2012	2011
Consolidated Statements of Income Data:
Net sales	$43,455	$57,161	$61,347	$60,991	$56,097
Cost of goods sold	(40,762)	(54,540)	(58,587)	(58,418)	(53,470)

Gross profit	2,693	2,621	2,760	2,573	2,627
Selling, general and administrative expenses	(1,435)	(1,691)	(1,559)	(1,563)	(1,436)
Interest income	43	87	76	53	96
Interest expense	(258)	(347)	(363)	(294)	(295)
Foreign exchange gain (loss)	(8)	47	53	88	(16)
Other (expense) income—net	(18)	17	44	(92)	7
Goodwill impairment	(13)	—	—	(514)	—
Gain on sale of Canadian grain assets	47	—	—	—	—
Gain on sale of investments in affiliates	—	—	3	85	37
Gain on acquisition of controlling interest	—	—	—	36	—

Income from continuing operations before income tax	1,051	734	1,014	372	1,020
Income tax (expense) benefit	(296)	(249)	(904)	6	(55)

Income from continuing operations	755	485	110	378	965
Income (loss) from discontinued operations, net of tax	35	32	97	(342)	(25)

Net income	790	517	207	36	940
Net loss (income) attributable to noncontrolling interests	1	(2)	99	28	2

Net income attributable to Bunge	791	515	306	64	942
Convertible preference share dividends and other obligations	(53)	(48)	(76)	(36)	(34)

Net income available to Bunge common shareholders	$738	$467	$230	$28	$908

	Year ended December 31,
(US$, except outstanding share data)	2015	2014	2013	2012	2011
Per Share Data:
Earnings per common share—basic(1)
Net income (loss) from continuing operations	$4.90	$2.98	$0.91	$2.53	$6.37
Net income (loss) from discontinued operations	0.24	0.22	0.66	(2.34)	(0.17)

Net income (loss) to Bunge common shareholders	$5.14	$3.20	$1.57	$0.19	$6.20

Earnings per common share—diluted(2)
Net income (loss) from continuing operations	$4.84	$2.96	$0.90	$2.51	$6.23
Net income (loss) from discontinued operations	0.23	0.21	0.65	(2.32)	(0.16)

Net income (loss) to Bunge common shareholders	$5.07	$3.17	$1.55	$0.19	$6.07

Cash dividends declared per common share	$1.48	$1.32	$1.17	$1.06	$0.98

Weighted-average common shares outstanding—basic	143,671,546	146,209,508	147,204,082	146,000,541	146,583,128
Weighted-average common shares outstanding—diluted(2)	152,238,967	147,230,778	148,257,309	147,135,486	155,209,045

	Year Ended December 31,
(US$ in millions)	2015	2014	2013	2012	2011
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$610	$1,399	$2,225	$(457)	$2,614
Cash provided by (used for) investing activities	(802)	(685)	(429)	(967)	(1,220)
Cash provided by (used for) financing activities	360	(1,058)	(1,565)	1,206	(1,060)

	December 31,
(US$ in millions)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$411	$362	$742	$569	$835
Inventories(3)	4,466	5,554	5,796	6,590	5,773
Working capital(4)	3,576	4,377	5,237	5,703	6,181
Total assets	17,922	21,432	26,781	27,280	25,221
Short-term debt, including current portion of long-term debt	1,517	1,002	1,465	2,317	733
Long-term debt	2,934	2,855	3,179	3,532	3,348
Convertible perpetual preference shares(2)	690	690	690	690	690
Common shares and additional paid-in-capital	5,106	5,054	4,968	4,910	4,830
Total equity	$6,652	$8,690	$10,088	$11,255	$12,075

	Year ended December 31,
(in millions of metric tons)	2015	2014	2013	2012	2011
Other Data:
Volumes:
Agribusiness	134.1	138.7	137.4	132.8	117.2
Edible Oil Products	6.8	6.9	7.0	6.7	6.0
Milling Products	4.2	4.5	4.0	4.3	4.6
Total Food and Ingredients	11.0	11.4	11.0	11.0	10.6
Sugar and Bioenergy	10.4	9.7	10.3	8.6	8.2
Fertilizer	1.0	1.1	1.0	1.0	1.1

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1331 Bunge Limited common shares (7,818,390 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $3,666 million, $4,409 million, $4,600 million, $5,306 million, $4,075 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Readily marketable inventories are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(4)
Working capital is calculated as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Operating Results

Factors Affecting Operating Results

        Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company operating in the farm-to-consumer food chain. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business make volumes an important operating measure. Accordingly, information is included in "Segment Results" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.

  Agribusiness

        In the Agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting decisions, plant diseases, governmental policies and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned—representing the margin resulting from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which components are separate commodity products themselves; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing sub-segment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

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

        Additionally, price fluctuations and availability of commodities may cause fluctuations in our working capital, such as inventories, accounts receivable and borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to hedge our physical inventories.

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

  Sugar and Bioenergy

        Our Sugar and Bioenergy segment is an integrated business which includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, global sugar trading and merchandising activities and investment interests in affiliates.

        Profitability in this segment is affected by the availability and quality of sugarcane, which impacts our capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugarcane, sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five or six consecutive harvests, depending on location. We own and/or have partnership agreements to manage farmland on which we grow and harvest sugarcane. We also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the São Paulo state sugarcane, sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita incomes and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that these factors will continue to affect supply and demand for our sugar and bioenergy products in the foreseeable future. Reported volumes in this segment reflect third-party sales of sugar and ethanol.

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

        In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is their local currency, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2015, 2014, and 2013 were foreign exchange net translation gains (losses) of $(2,546) million, $(1,411) million, and $(1,221) million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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

  Results of Operations

  2015 Overview

        Total segment EBIT of $1,248 million in 2015 increased from $956 million in 2014. EBIT for 2015 includes a $47 million gain on the sale of certain grain assets in Canada to G3 Canada Limited (formerly the Canadian Wheat Board) and a $30 million reversal of an export tax contingency in Argentina, partially offset by a $13 million goodwill impairment charge in our Brazilian tomato products business, impairment charges in our equity method investment in a freight shipping company of $14 million and $15 million as a result of the announced closure of a packaged oil plant in the United States, as well as a $9 million charge for administrative tax assessment fees related to export activities in our Argentine subsidiary. EBIT for 2014 included a charge of $149 million resulting from impairment and restructuring charges, primarily in our Sugar and Bioenergy segment and were also impacted by an expense of $112 million resulting from a judicial precedent in Brazil that certain state ICMS tax credits related to staple foods, including soy oil, margarine, mayonnaise and wheat flours are unconstitutional.

        Agribusiness segment EBIT of $1,108 million for 2015 was $218 million higher compared to $890 million in 2014. The primary drivers of the increase included a record year for global soy crush driven by strong demand and residual supply tightness largely due to lack of Argentine farmer selling of soybeans throughout most of the year. During the year, soybean processing results in Asia-Pacific improved, and we experienced record oilseed processing and grain origination results in Brazil where we benefitted throughout the year from good farmer selling driven by the depreciating Brazilian real relative to the U.S. dollar. 2015 saw improvements in ocean freight and in our ports and services operations. U.S. operations benefitted from very strong soybean processing results, driven by good margins and volumes. However, this was partially offset by lower results in Canadian softseed processing, which was impacted by lower margins from slow farmer selling, and lower results in U.S. grain origination, which was impacted by the stronger U.S. dollar which made U. S. exports less competitive to other geographies. In Europe, our Agribusiness operations benefitted from the favorable soybean processing environment, as discussed above; however, our softseed processing operations, particularly rapeseed, had a challenging year.

        Edible Oil Products segment EBIT was $59 million in 2015 compared to $58 million in 2014. EBIT for 2015 included a charge of $15 million for the announced closure of a packaged oil plant in the United States and a $13 million goodwill impairment charge in our Brazilian tomato products business. EBIT for 2014 included an expense of $98 million related to certain ICMS tax credits in Brazil. Excluding the effects of these items, results were lower by $69 million. The strengthening of the U.S. dollar against most major currencies where we operate in this segment had a negative impact on both margins and volumes in 2015. In Brazil, results in packaged oils and margarines declined driven by a recessionary economy which reduced demand and caused eating habits to change. Consumers shifted away from food service and increased consumption at home, reducing waste, and increased purchases of lower valued product. Our performance improvement initiatives partially offset the negative impact of a weak economic environment in Brazil. In Europe, results were also negatively impacted by increased competition, primarily in Poland, Germany and weak economic environments and currency translation in Ukraine and Russia. Results in our Asia-Pacific operations declined over the prior year primarily driven by lower margins in refined oils and bottling. Partially offsetting these decreases in results was improved performance in North America, which benefitted from a combination of a more competitive and higher value product mix and increased demand from the key foodservice channel, as well as cost improvements.

        Milling Products segment EBIT decreased to $103 million in 2015 from $131 million in 2014, primarily driven by the weakening economy in Brazil which led to softer demand as consumers reduced consumption and trended toward lower priced products. The net impact of the weakening Brazilian real relative to the U.S dollar also negatively impacted our results when translating the Brazilian real EBIT into U.S. dollars. In the United States, results in corn milling were adversely impacted by soft demand in the ready-to-eat cereal and brewery industries; however, our performance improvement initiatives mitigated some of the decline. In Mexico, higher volumes and cost synergies from the integration of our mills more than offset slightly lower margins.

        Sugar and Bioenergy segment EBIT in 2015 was a loss of $27 million compared to a loss of $168 million in 2014. Results were impacted by $5 million of restructuring charges and $133 million of impairment and restructuring charges in 2015 and 2014, respectively. Our sugarcane milling business benefited from improved market conditions and good operational performance, as well as disciplined capital management. SG&A costs declined driven by translation benefits from the devaluation of the Brazilian real on local currency costs, and cost reduction and efficiency initiatives in our sugar milling business. Offsetting these cost improvements were results in our North American ethanol investment which were lower as a decrease in global oil prices resulted in lower ethanol margins. Results also decreased in our joint venture for the production of renewable oils in Brazil and our corn wet-milling joint venture in Argentina. In our trading and merchandising operations, volumes improved over 2014; however, results declined as margins were down as a result of a challenging environment.

        Fertilizer segment EBIT decreased to $5 million in 2015 compared to $45 million in 2014. EBIT results declined primarily due to a decrease in usage of fertilizer by farmers in Argentina and lower import volumes of fertilizers in our port operations in Brazil, both as a result of weaker economic conditions in those countries.

        Net income attributable to Bunge for 2015 was $791 million compared to $515 million for 2014. The increases in total segment EBIT totaling $292 million described above combined with reduced net interest cost of $45 million (driven by lower average borrowings during the year) was partially offset by higher income tax expense ($296 million in 2015 compared with $249 million in 2014) as a result of higher income from continuing operations, before taxes. Income tax expenses in 2015 included net tax charges of $16 million that resulted primarily from the establishment of income tax valuation allowances in Asia-Pacific, partially offset by the release of income tax valuation allowances in North America.

  Segment Results

        Bunge has five reportable segments—Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy and Fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the manufacturing and marketing of products derived from vegetable oils. The Milling Products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar and ethanol trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The Fertilizer segment includes the activities of our port operations in Brazil and Argentina and blending and distribution operations in Argentina.

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Volume (in thousands of metric tons):
Agribusiness	134,136	138,690	137,405
Edible Oil Products	6,831	6,845	6,972
Milling Products	4,199	4,514	4,034
Sugar and Bioenergy	10,440	9,678	10,316
Fertilizer	979	1,090	958
Net sales:
Agribusiness	$31,267	$42,109	$45,507
Edible Oil Products	6,698	7,972	9,165
Milling Products	1,609	2,064	2,012
Sugar and Bioenergy	3,495	4,542	4,215
Fertilizer	386	474	448

Total	$43,455	$57,161	$61,347

Cost of goods sold:
Agribusiness	$(29,409)	$(40,367)	$(43,710)
Edible Oil Products	(6,294)	(7,424)	(8,625)
Milling Products	(1,372)	(1,753)	(1,750)
Sugar and Bioenergy	(3,331)	(4,583)	(4,123)
Fertilizer	(356)	(413)	(379)

Total	$(40,762)	$(54,540)	$(58,587)

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Gross profit (loss):
Agribusiness	$1,858	$1,742	$1,797
Edible Oil Products	404	548	540
Milling Products	237	311	262
Sugar and Bioenergy	164	(41)	92
Fertilizer	30	61	69

Total	$2,693	$2,621	$2,760

Selling, general & administrative expenses:
Agribusiness	$(851)	$(875)	$(836)
Edible Oil Products	(328)	(482)	(384)
Milling Products	(123)	(168)	(139)
Sugar and Bioenergy	(109)	(156)	(166)
Fertilizer	(24)	(10)	(34)

Total	$(1,435)	$(1,691)	$(1,559)

Foreign exchange gain (loss):
Agribusiness	$67	$39	$41
Edible Oil Products	—	(4)	5
Milling Products	(8)	(8)	(1)
Sugar and Bioenergy	(68)	19	3
Fertilizer	1	1	5

Total	$(8)	$47	$53

Noncontrolling interests:
Agribusiness	$(9)	$(23)	$31
Edible Oil Products	(8)	(9)	(7)
Milling Products	—	—	—
Sugar and Bioenergy	—	(1)	9
Fertilizer	(1)	(5)	(5)

Total	$(18)	$(38)	$28

Other income (expense):
Agribusiness	$(3)	$8	$(2)
Edible Oil Products	4	5	10
Milling Products	(3)	(4)	2
Sugar and Bioenergy	(15)	10	—
Fertilizer	(1)	(2)	34

Total	$(18)	$17	$44

Goodwill impairment	$(13)	$—	$—

Gain on sale of Canadian grain assets	$47	$—	$—

Gain on sales of Agribusiness investments in affiliates	$—	$—	$3

Segment earnings before interest and tax(1)
Agribusiness	$1,108	$890	$1,032
Edible Oil Products	59	58	163
Milling Products	103	131	125
Sugar and Bioenergy	(27)	(168)	(60)
Fertilizer	5	45	69

Total	$1,248	$956	$1,329

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Depreciation, depletion and amortization:
Agribusiness	$(234)	$(240)	$(240)
Edible Oil Products	(90)	(96)	(99)
Milling Products	(46)	(47)	(28)
Sugar and Bioenergy	(160)	(208)	(184)
Fertilizer	(15)	(16)	(17)

Total	$(545)	$(607)	$(568)

Net income attributable to Bunge	$791	$515	$306

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Total segment earnings from continuing operations before interest and tax	$1,248	$956	$1,329
Interest income	43	87	76
Interest expense	(258)	(347)	(363)
Income tax (expense) benefit	(296)	(249)	(904)
Income (loss) from discontinued operations	35	32	97
Noncontrolling interests' share of interest and tax	19	36	71

Net income attributable to Bunge	$791	$515	$306

Internal Control Over Financial Reporting

        In connection with the 2015 year-end closing process, we determined that there was a classification error in the condensed consolidated statement of cash flows in our previously issued interim consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which overstated operating cash flows and understated investing cash flows in the same amount. This error did not affect our previously reported volumes, gross profit, segment operating profit, net income or earnings per share or our balance sheets for any period. We have determined that the identified cause of this error represents a material weakness in our internal control over financial reporting. We have taken, and will continue to take, actions to remediate this weakness. See "Item 9A. Controls and Procedures" for more information.

  2015 Compared to 2014

        Agribusiness Segment—Agribusiness segment net sales decreased 26% to $31.3 billion in 2015 compared to $42.1 billion in 2014. The decrease was primarily driven by significantly lower global commodity prices in 2015 compared to 2014, especially soybean prices which were on average 24% lower. Volumes decreased 3% driven by lower grain origination and grain and oilseed trading and distribution volumes, partially offset by higher oilseed processing volumes. In our grains business, origination volumes declined in North America due to lower farmer selling and a reduction in volumes related to the sale of certain Canadian grain assets in the third quarter to G3 Canada Limited (formerly the Canadian Wheat Board). Argentina grain origination was down as farmers retained their crops in anticipation of a more favorable environment following the December presidential election. The reduced grain origination volumes in North America and Argentina were partly offset by higher volumes in Brazil during the latter part of 2015 as farmers were strong sellers in order to fix their local Brazilian real sales at relatively high rates as the Brazilian real weakened against the U.S. dollar. In oilseed processing, higher volumes in North America, Asia, Brazil and Argentina driven by strong crush margins were fully offset by lower global commodity prices. In our trading and distribution businesses, volumes were lower in both grains and oilseeds in most regions due to a soft margin environment.

        Cost of goods sold decreased by 27% to $29.4 billion in 2015, compared with $40.4 billion last year as a result of lower global commodity prices and the translation effect of weaker global currencies compared with 2014. The average global price of soybeans, corn and wheat declined 24%, 9% and 14%, respectively in 2015 compared to 2014. The volume decline of 3% noted above also contributed to the decline in cost of goods sold. Improvement in ocean freight costs, particularly bunker fuel procurement, and in ports and services also contributed to the lower year-over-year cost. In addition, in the second quarter of 2015 we reversed a $30 million export tax contingency in our Argentine subsidiary.

        Gross profit increased 7% to $1,858 million in 2015 from $1,742 million in 2014, primarily driven by improved performance in our oilseed processing business, particularly in China, Argentina, the U.S., and Brazil, partially offset by declines in softeed processing in Europe and Canada. Grain trading and distribution also benefitted from improved ocean freight costs and port logistics operations. These increases more than offset weak grain origination margins in the United States primarily driven by lack of export demand due to the impacts of stronger U.S. dollar.

        SG&A expenses were $851 million in 2015 compared to $875 million in 2014. SG&A benefitted in 2015 from weaker currencies as local currency costs were translated into U.S. dollars, partially offset by an impairment charge of $14 million in our equity method investment in a freight shipping company and a $9 million charge of administrative tax assessment fees related to export activities in our Argentine subsidiary for 2008 through 2009.

        Foreign exchange gains were $67 million in 2015 compared to gains of $39 million in the same period of 2014. These results were primarily driven by movements in the Brazilian real and the Argentine peso.

        Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. The income of $9 million in 2015 compared to income of $23 million in 2014 and was primarily driven by lower results in our U.S. Pacific Northwest port operation and oilseed and biodiesel production joint ventures in Europe.

        Gain on the sale of Canadian grain assets to G3 Canada Limited (formerly the Canadian Wheat Board) was $47 million.

        Segment EBIT increased 24% to $1,108 million in 2015 from $890 million in 2014 primarily as a result of improved gross profit in our oilseed processing business, grain trading and distribution business, a reduction in SG&A, primarily from the weakening of global currencies against the U.S. dollar and a $47 million gain on the sale of certain assets in Canada to G3 Canada Limited.

        Edible Oil Products Segment—Edible Oil Products segment net sales were $6.7 billion in 2015 compared to $8.0 billion in 2014. The lower net sales in 2015 were primarily a result of lower global vegetable oil prices and the translation impact of weaker global currencies relative to the U.S. dollar. Volumes in 2015 were essentially flat as higher demand in India and China were offset by a decline in Brazil and Europe, resulting from weak economic conditions, which directly impacted packaged oil and margarine demand.

        Cost of goods sold decreased 15% to $6.3 billion in 2015 from $7.4 billion in 2014, due to lower raw material costs resulting from market price declines of edible oils, lower demand in Brazil and Europe, which lowered production volumes, and the translation impact of the weaker global currencies relative to the U.S. dollar. Cost of goods sold in 2015 included an impairment charge of $15 million related to the announced closure of one of our U.S. edible oil packaging facilities.

        Gross profit in 2015 decreased to $404 million from $548 million in 2014. The decrease was driven by lower volumes and margins in Brazil and Europe as consumers reduced purchases and traded down to lower value products. The impact of the weaker economic environment was partly offset by cost benefits from our performance improvement programs. An impairment charge of $15 million in 2015 relating to the closure of a U.S. facility also contributed to the reduced gross profit.

        SG&A expenses decreased to $328 million in 2015 from $482 million in 2014, primarily as a result of the translation benefits of the strengthening U.S. dollar relative to other global currencies, notably the Brazilian real, Argentine peso and euro as well as our cost reduction initiatives. In addition, 2014 included $98 million of expenses related to certain ICMS tax credits in Brazil.

        A goodwill impairment charge of $13 million, representing all of the goodwill of the Brazilian tomato products business, was recorded in the fourth quarter of 2015 upon completion of our annual impairment analysis.

        Segment EBIT was $59 million in 2015 compared to $58 million in 2014. EBIT for 2015 included a charge of $15 million for the announced closure of a packaged oil plant in the United States and a $13 million goodwill impairment charge in our Brazilian tomato products business. EBIT for 2014 included an expense of $98 million related to certain ICMS tax credits in Brazil. Excluding the effects of these items, results declined by $69 million driven by lower volumes and margins in Brazil edible oils, and margarines in Europe as consumers pulled-back on purchases and traded down to lower value products. This was partially offset by lower SG&A expenses as a result of the factors noted above.

        Milling Products Segment—Milling Products segment sales decreased by 22% to $1,609 million in 2015 from $2,064 million in 2014 in part due to approximately 9% lower average prices for corn and 14% lower average prices for wheat. Volumes declined 7% compared to the same period last year, primarily in our wheat milling business in Brazil, which was impacted by the weak economic environment that depressed demand, as well as in our U.S. corn milling operations, driven by soft demand in the ready-to-eat cereal and brewery industries. Additionally, the foreign exchange impact from the devaluation of the Brazilian real and Mexican peso against the U.S. dollar for our Brazilian and Mexican operations negatively impacted sales.

        Cost of goods sold decreased 22% to $1,372 million in 2015 from $1,753 million in 2014 primarily due to lower volumes, lower commodity raw material costs in corn and wheat and the translation impact of the devaluation of the Brazilian real and Mexican peso against the U.S. dollar.

        Gross profit decreased to $237 million in 2015, from $311 million in 2014, primarily due to lower volumes and margins in Brazil related to food service and retail channels and lower volumes in U.S. corn milling as a result of depressed demand from the ready-to-eat cereal and brewery industries in the first half of 2015. Margins in Brazil were adversely impacted by the effects of the currency devaluation.

        SG&A expenses decreased by $45 million to $123 million in 2015 from $168 million in 2014 mainly resulting from the benefit of the weaker Brazilian real and Mexican peso on the translation of local currency expenses. In addition, 2014 included $14 million of expenses related to certain ICMS tax credits in Brazil.

        Segment EBIT decreased to $103 million in 2015 from $131 million in 2014, as weaker demand in Brazil and the U.S. resulted in lower volumes and margins, partially offset by lower SG&A expenses.

        Sugar and Bioenergy Segment—Sugar and Bioenergy segment net sales decreased to $3.5 billion in 2015 compared to $4.5 billion in 2014. The 23% decrease in sales was primarily driven by lower global average prices of sugar and the significant devaluation of the Brazilian real impacting our local currency net sales when translated into U.S. dollars. This was partially offset by higher average domestic ethanol prices in Brazil and an increase in volumes. On average, the futures price of raw sugar was 20% lower in 2015 compared 2014. Average ethanol prices in Brazil were higher by 8% driven by a large increase in the fourth quarter. Partially offsetting the sales decreases was an improvement in volumes of 8% compared to 2014, primarily due to increased activity in our global trading and merchandising operations.

        Cost of goods sold decreased 27% to $3.3 billion in 2015, compared to $4.6 billion in 2014, primarily driven by lower prices of purchased sugarcane and the impact of the weaker Brazilian real relative to the U.S. dollar, partially offset by higher volumes.

        Gross profit was $164 million in 2015. This compared to a loss of $41 million in 2014, which included $113 million of impairment and related charges related to one of our sugar mills. Excluding the impairment and related charges, results improved by $92 million primarily driven by improved results in our industrial operations resulting from increased efficiency, both in volumes crushed and lower related industrial costs, as well as higher volumes and margins in cogeneration. In our global trading and distribution operations, higher volumes were more than offset by lower margins.

        SG&A expenses were $109 million in 2015, 30% lower compared to $156 million in 2014, driven by translation benefits of the devaluation of the Brazilian real on local currency costs, and cost reduction and efficiency initiatives in our sugar milling business. In addition, 2015 and 2014 included $5 million and $20 million, respectively, of restructuring costs, which include costs of our strategic review of the sugar milling business.

        Foreign exchange results in 2015 were losses of $68 million, compared to gains of $19 million in 2014. These results were related primarily to results on certain currency hedges.

        Other income (expenses)—net was expense of $15 million in 2015 compared to income of $10 million in 2014. Results in our North American ethanol investment were lower as the decrease in global oil prices resulted in lower ethanol margins. Results also decreased in our joint venture for the production of renewable oils in Brazil and our corn wet-milling joint venture in Argentina.

        Segment EBIT improved by $141 million to a loss of $27 million in 2015, compared to a loss of $168 million in 2014. Results were impacted by $5 million of restructuring charges and $133 million of impairment and restructuring charges in 2015 and 2014, respectively. Excluding the impairment and restructuring charges, results improved by $13 million due to improved performance in our industrial milling operations in Brazil and lower SG&A expenses from the translation benefit of the weaker Brazilian real on local currency costs, partially offset by foreign exchange losses and lower results in certain joint ventures.

        Fertilizer Segment—Fertilizer segment net sales decreased 19% to $386 million in 2015 compared to $474 million in 2014, primarily due to lower fertilizer imports in Brazil. In Argentina, sales declined mainly due to lower volumes driven by reduced fertilizer usage by Argentine farmers as a result of the local economic environment and lower farm margins for corn and wheat production. In addition, in the first quarter of 2015, volumes were reduced due to a strike at one of our facilities.

        Cost of goods sold was $356 million in 2015, compared to $413 million in 2014. Lower volumes and raw material costs and the translation benefit of the weaker Argentine peso, were partly offset by higher cost imports of nitrogen due to the aforementioned strike.

        Gross profit decreased to $30 million in 2015 from $61 million in 2014. The decrease was primarily driven by lower volumes and not fully recovered industrial costs in our Brazilian port operations. Gross profit in our Argentine operation was impacted by higher production costs, depressed volumes from lower farmer fertilizer usage and impacts of a strike at one of our facilities.

        SG&A was $24 million in 2015 compared to $10 million in 2014. The lower expense in 2014 includes the reversal of certain value added tax, labor and bad debt provisions in Brazil.

        Noncontrolling interests represents (income) loss attributed to the noncontrolling interest holders in operations that are consolidated in our financial statements. The $1 million income in 2015 and $5 million income in 2014 represents the noncontrolling interests share of income at our non-wholly owned Brazilian port operations.

        Segment EBIT decreased to $5 million in 2015, compared to $45 million in 2014, mainly driven by lower gross profit in our Brazilian port operations, the impact of the strike and weaker farmer usage of fertilizer in Argentina and the positive SG&A impact on 2014 results

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2015	2014
Interest income	$43	$87
Interest expense	(258)	(347)

        Interest income decreased to $44 million when compared to the same period of 2014, as a result of lower cash investments in Brazil and Argentina and $12 million of accumulated interest on a loan provided to and repaid by a related party in 2014. Interest expense decreased by 26% compared to last year, primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to lower global commodity prices in 2015 and interest charges of $65 million related to certain ICMS tax credits in Brazil.

        Income Tax Expense—In 2015, income tax expense from continuing operations increased to $296 million from $249 million in 2014 and the effective tax rate in 2015 decreased to 28% compared to 34% in 2014. Income tax expenses in 2015 included net tax charges of $16 million that resulted primarily from the establishment of income tax valuation allowances in Asia-Pacific partially offset by the release of income tax valuation allowances in North America. The lower effective tax rate for 2015 resulted mainly from geographical earnings mix and valuation allowance movements.

        Discontinued Operations—Discontinued operations results in 2015 were income of $35 million, net of tax, compared to income of $32 million, net of tax, in 2014. Results in 2015, included gains in Brazilian fertilizer driven by foreign exchange gains and the recovery of previously written-off farmer receivables, which were partly offset by losses in our asset management business. Results in 2014 included benefits related to a tax amnesty program in Brazil and collections of previously written-off farmer receivables.

        Net Income Attributable to Bunge—Net income attributable to Bunge for 2015 was $791 million compared to $515 million for 2014. The increase in total segment EBIT of $292 million discussed above and reduced net interest cost of $45 million driven by lower average borrowings during the year was partially offset by the higher income tax expense ($296 million in 2015 compared with $249 million in 2014) on the higher income from continuing operations, before taxes.

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

        Gross profit was $1,742 million in 2014, 3% lower than $1,797 million a year ago, primarily as losses in our Asia-Pacific oilseed processing operations, mainly in China, resulting from low structural margins in the region, and reduced trading and risk management results and approximately $80 million of unrealized mark-to-market impacts related to North American processing and bunker fuel hedges at year end that are expected to reverse in 2014. These reductions more than offset good margins in North and South America, Central Europe and our oilseed distribution activities to the Middle East.

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

        Segment EBIT decreased to $890 million in 2014 from $1,032 million in 2013, primarily due to lower gross profit, higher SG&A and approximately $80 million of mark-to-market impacts incurred in the fourth quarter, which are expected to reverse during 2014. EBIT for 2013 included a $16 million gain from the sale of certain legal claims in Brazil.

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

        SG&A expenses increased by $29 million to $168 million in 2014 from $139 million in 2013, primarily resulting from inclusion of our wheat milling business acquired in Mexico at the end of last year and $14 million expenses on certain ICMS tax credits in Brazil, partially offset by the benefits of cost reduction initiatives and the impact of the weaker Brazilian real and Mexican peso on the translation of local currency expenses to the U.S. dollar.

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

        Gross profit was a loss of $41 million in 2014, driven by $113 million of impairment and related charges related to one of our mills. This compared to a profit of $92 million in 2013. Improved overall results in our other sugarcane mills were driven by lower costs, higher margins and increased cogeneration volumes. These improvements were more than offset by lower results in our sugar trading and distribution business.

        SG&A expenses declined 6% to $156 million in 2014 from $166 million in 2013. Cost reduction initiatives in our sugar milling business and translation benefits from the depreciation of the Brazilian real on local currency costs reduced SG&A, but were partially offset by $20 million of restructuring costs, including costs of our strategic review of the business. SG&A for 2013 included $11 million of write-offs and restructuring charges.

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

        Income Tax Expense—In 2014, income tax expense from continuing operations decreased to $249 million from $904 million in 2013 and the effective tax rate in 2014 decreased to 34% compared to 89% in 2013. Income tax expense in 2014 included certain income tax benefits of $102 million, primarily $93 million of deferred tax assets in a subsidiary taxable in Brazil, $21 million reversal of an income tax valuation allowance in Europe and $13 million from adjustment of provisions upon finalization of a tax audit in Europe. Also, included in income tax expense for 2014 is $45 million of deferred tax assets which were recognized upon the recording of expenses related to a court ruling related to certain ICMS tax credits in Brazil. These items were partly offset by $15 million of income tax valuation allowances resulting from management's evaluation of the recoverability of its net operating loss carryforwards in Asia-Pacific. Net tax expense for 2013 included tax charges of $512 million for income tax valuation allowances, primarily in the Sugar and Bioenergy segment from management's evaluation of its net deferred tax assets, primarily net operating loss carryforwards, $46 million as a result of new legal precedents that impacted our assessment of an uncertain income tax position in Brazil and provisions related to tax years 2008 through 2010.

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

        Net Income Attributable to Bunge—Net income attributable to Bunge for 2014 was $515 million compared to $306 million for 2013. The decrease in total segment EBIT of $373 million discussed above was more than offset by the significantly lower income tax expense from continuing operations ($249 million in 2014 compared with $904 million in 2013). Income tax expenses in 2014 included net tax benefits of $102 million that resulted primarily from the establishment of deferred tax assets related to the implementation of certain structural changes in our agribusiness operations. Income tax expense for 2013 included charges of $512 million for income tax valuation allowances, primarily in our sugar milling business in Brazil. Net income for 2013 also included a $112 million after-tax gain on the sale of our fertilizer distribution business in Brazil to Yara for cash of $750 million. This gain is included in discontinued operations.

Liquidity and Capital Resources

  Liquidity

        Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuance of commercial paper, borrowings under various bilateral and syndicated revolving credit facilities, term loans and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.49 and 1.50 at December 31, 2015 and 2014, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents were $411 million at December 31, 2015 and $362 million at December 31, 2014. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.

        Readily Marketable Inventories ("RMI")—RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,393 million at December 31, 2015 and $4,125 million at December 31, 2014. Of these amounts $2,513 million and $2,937 million were attributable to merchandising activities at December 31, 2015 and December 31, 2014, respectively. RMI at fair value in the aggregate amount of $110 million and $127 million at December 31, 2015 and December 31, 2014, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $163 million and $157 million at December 31, 2015 and December 31, 2014, respectively which can be attributed to our trading and merchandising business.

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

        Revolving Credit Facilities—At December 31, 2015, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and revolving various bilateral and syndicated credit facilities, of which $4,263 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2015	December 31, 2015	December 31, 2014
		(US$ in millions)
Commercial Paper	2019	$600	$—	$—
Revolving Credit Facilities(1)	2016 - 2019	4,415	752	538

Total		$5,015	$752	$538

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

        On August 10, 2015, we entered into an amendment agreement to our unsecured $1,750 million syndicated revolving credit facility, dated March 17, 2014 (the "Facility"). The amendment agreement extends the maturity date of the Facility to August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. The amendment agreement also lowers the range of margin applicable to our borrowings under the Facility. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At December 31, 2015, we had $277 million of borrowings outstanding under the Facility.

        Our commercial paper program is supported by committed back-up bank credit lines (the "Liquidity Facility") equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor's and P-1 by Moody's Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At December 31, 2015, there were no borrowings outstanding under both the commercial paper program and the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

        In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2015 and 2014, nil and $50 million, respectively, were outstanding under these bilateral short-term credit lines.

        Short and long-term debt—Our short and long-term debt increased by $594 million at December 31, 2015 from December 31, 2014, primarily due to funding additional working capital requirements at year end. For the year ended December 31, 2015, our average short and long-term debt outstanding was approximately $4,316 million compared to approximately $5,372 million for the year ended December 31, 2014, primarily due to lower average working capital financing requirements, driven by lower average global commodity prices. Our long-term debt outstanding balance was $3,803 million at December 31, 2015 compared to $3,263 million at December 31, 2014. The following table summarizes our short-term debt activity at December 31, 2015.

(US$ in millions)	Outstanding Balance at December 31, 2015	Weighted Average Interest Rate at December 31, 2015	Highest Balance Outstanding During 2015	Average Balance During 2015	Weighted Average Interest Rate During 2015
Bank Borrowings	$648	4.92%	$1,116	$773	4.08%
Commercial Paper	—		500	156	0.43%

Total	$648	4.92%	$1,616	$929	3.47%

        On November 24, 2015, we completed the issuance of an aggregate principal amount sale of $500 million of unsecured senior notes bearing interest at 3.50% per annum and maturing on November 24, 2020. The senior notes were issued by our 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in May and November of each year, commencing on May 24, 2016. The net proceeds from this offering of approximately $496 million after deducting underwriters' commissions and offering expenses were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under our revolving credit facilities. Debt issuance costs of approximately $4 million were paid in conjunction with the issuance of the senior notes and will be amortized to interest expense on a straight-line basis over the five-year term of the senior notes.

        The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2015	2014
Short-term debt:(1)
Short-term debt, including consolidated investment fund debt(2)(3)	$648	$594
Current portion of long-term debt	869	408

Total short-term debt	1,517	1,002
Long-term debt(4):
Bilateral revolving credit facilities expiry 2016	300	200
Revolving credit facilities expiry 2018	452	338
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	237	—
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	50	—
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	—
5.10% Senior Notes due 2015	—	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	—
Other(5)	232	393

Subtotal	3,803	3,263

Less: Current portion of long-term debt	(869)	(408)

Total long-term debt including consolidated investment fund debt	2,934	2,855

Total debt	$4,451	$3,857

(1)
Includes secured debt of $36 million and $44 million at December 31, 2015 and December 31, 2014, respectively.

(2)
Includes $130 million and $155 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 16.06% and 11.95% as of December 31, 2015 and 2014, respectively.

(3)
Includes consolidated investment fund debt which matures in 2016 with no recourse to us. We elected to account for $22 million and $24 million at fair value as of December 31, 2015 and December 31, 2014, respectively.

(4)
Includes secured debt of $47 million and $43 million at December 31, 2015 and December 31, 2014, respectively.

(5)
Includes consolidated investment fund debt which matures at various dates through 2018 with no recourse to us. We elected to account for $53 million and $195 million at fair value as of December 31, 2015 and 2014, respectively.

        Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2015 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Stable
Moody's	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Stable

(1)
Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.

        Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase our borrowing costs under our syndicated credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2015.

        Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the "Program") in June 2011, which provides us with an additional source of liquidity. The Program provides funding of up to $700 million against receivables sold and terminates on June 1, 2016.

        At December 31, 2015 and 2014, $524 million and $599 million, respectively, of receivables sold under the Program were derecognized from our consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $10,396 million and $12,030 million for the years ended December 31, 2015 and 2014, respectively. In addition, cash collections from customers on receivables previously sold were $10,542 million and $12,202 million for the years ended December 31, 2015 and 2014, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2015 and 2014 were $10,601 million and $12,179 million, respectively. These sales resulted in discounts of $5 million for the year ended December 31, 2015, $7 million for the year ended December 31, 2014 and $7 million for the year ended December 31, 2013, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.

        Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable ("DPP"), which at December 31, 2015 and 2014 had a fair value of $79 million and $78 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 18 to our consolidated financial statements). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2015, 2014 and 2013 were insignificant. We have reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2015 and 2014.

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

        Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2015	2014
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,105	5,053
Retained earnings	7,725	7,180
Accumulated other comprehensive income	(6,360)	(4,058)
Treasury shares, at cost (2015—9,586,083 and 2014—5,714,273)	(720)	(420)

Total Bunge shareholders' equity	6,441	8,446
Noncontrolling interests	211	244

Total equity	$6,652	$8,690

        Total Bunge shareholders' equity decreased to $6,652 million at December 31, 2015 from $8,690 million at December 31, 2014. The change in equity was primarily due to cumulative translation losses of $2,546 million, resulting from the devaluation of global currencies relative to the U.S. dollar in 2015, declared dividends to common and preferred shareholders of $212 million and $34 million and treasury shares acquired of $300 million, respectively, partially offset by net income attributable to Bunge for the year ended December 31, 2015 of $791 million.

        Noncontrolling interest decreased to $211 million at December 31, 2015 from $244 million at December 31, 2014 primarily due to return of shareholders capital to one of our noncontrolling interests in the United States and the impact of currency translation.

        At December 31, 2015, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1331 Bunge Limited common shares, based on the conversion price of $88.2501 per share, subject to certain additional anti-dilution adjustments (which represents 7,818,390 Bunge Limited common shares at December 31, 2015). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        2015 Compared to 2014—In 2015, our cash and cash equivalents increased by $49 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2014, our cash and cash equivalents decreased by $380 million.

        Cash provided by our operating activities was $610 million for the year ended December 31, 2015 compared to $1,399 million for the year ended December 31, 2014. Net cash inflows from operating activities for the year ended December 31, 2015 were principally due to net income, including adjustments for non-cash items, partially offset by an increase in the use of cash for net operating assets and liabilities. The increase in net operating assets and liabilities is primarily due to increases in secured advances to farmers in South America who were motivated to sell their record level crops as the Brazilian real and Argentine peso depreciated relative to the U.S. dollar. The net cash provided by operating activities for the year ended December 31, 2014 were principally due to net income, including adjustments for non-cash items. The decrease in net operating assets and liabilities in 2014 is primarily due to lower working capital levels than at December 31, 2013, resulting from, on average, lower global commodity prices, which effect was partially offset by the impact of the depreciation from certain currencies including the Brazilian real, Argentine peso, Ukranian hryvnia and the euro relative to the U.S. dollar.

        Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the United States are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2015 and December 31, 2014, we recorded foreign exchange gains of $213 million and $215 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $802 million for the year ended December 31, 2015 compared to cash used of $685 million for the year ended December 31, 2014. During 2015, payments made for capital expenditures of $649 million were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and construction of oilseed processing plants in Ukraine and in Asia-Pacific. We also acquired Moinho Pacifico, a Brazilian wheat mill and port terminal in Santos, Brazil, Whole Harvest Foods, a U.S. refiner and packager of expeller pressed commercial cooking oil and Heartland Harvest, Inc. ("HHI"), a U.S. based producer of die cut pellets for the snack food industry, and the remaining interest in a Spanish biodiesel production facility. Settlement of net investment hedges totaled $203 million. Proceeds from sales of investment in affiliates included net proceeds of $88 million for the sale of certain assets in our grain business in Canada to G3 Canada Limited (formerly the Canadian Wheat Board). Capital expenditures in 2015 were $649 million, 23% lower compared to $839 million in 2014, as a result of management's disciplined capital management and generally lower capital expenditures in our industrial Sugar and Bioenergy operations in Brazil. Proceeds from and payments for investments for both years 2015 and 2014 included primarily sales of assets in funds in our asset management business and the purchases and sales of certain marketable securities and other short term investments. Investments in affiliates in 2015 included our payment for our share of G3 Canada Limited (formerly the Canadian Wheat Board) and additional investments in SB Oils, our joint venture with Solazyme, Inc. to produce renewable oils in Brazil. Investments in affiliates in 2014 included primarily investments in SB Oils.

        Cash provided by financing activities was $360 million in the year ended December 31, 2015, compared to cash used for financing activities of $1,058 million for the year ended December 31, 2014. The increase in cash provided by financing activities was primarily due to net borrowings of debt of $882 million which were used to fund capital expenditures and increased activity in acquisitions of businesses and investments in affiliates. Dividends paid to our common shareholders and holders of our convertible preference shares were $241 million and $221 million, for the years ended December 31, 2015 and 2014, respectively. In connection with our common share repurchase program, in 2015 we purchased 3,871,810 of our common shares at a cost of $300 million and in 2014 we purchased 3,780,987 of our common shares at a cost of $300 million. For the year ended December 31, 2014, financing activities reflected reduced financing requirements due to a declining global commodity price environment.

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

        Cash used for investing activities was $685 million for the year ended December 31, 2014 compared to cash used of $429 million for the year ended December 31, 2013. During 2014, payments were made for capital expenditures of $839 million, including investments in sugar cane planting and maintenance on mills in our sugar and bioenergy business in Brazil, the construction of a port terminal and a wheat milling facility in Brazil, construction and expansion of edible oil refining and packaging facilities in the United States and Mexico, one of our canola processing facilities in Canada and construction of a port facility and oilseed processing plant in Ukraine, an oilseed processing plant in Asia and a port facility in Australia. Payments made for capital expenditures in 2014 were lower, compared to $1,042 million in 2013, which was driven by management's reallocation of capital and generally lower capital expenditures in our industrial Sugar and Bioenergy operations in Brazil, as part of the strategic review of these activities. We also acquired a fertilizer plant with port facilities for $24 million in Argentina and the assets of a corn flour producer in the United States for $12 million, all amounts net of cash acquired. For the year ended December 31, 2013, cash used for investing activities included cash proceeds of $750 million from the sale of our Brazilian fertilizer distribution business to Yara, the sale of our 50% ownership interest in our Morocco fertilizer business for $37 million and the sale of property from our consolidated investment funds of $48 million. In addition, cash used for investing activities in 2013 included cash payments for the acquisitions of a wheat milling business in Mexico for $310 million, a wheat mill in Brazil for $35 million and two biodiesel facilities in Europe for $11 million, all amounts net of cash acquired. Proceeds from and payments for investments for both the years 2014 and 2013 included primarily the sales of assets in funds in our asset management business and the purchases and sales of certain marketable securities and other short-term investments. Investments in affiliates in 2014 included primarily an additional investment in SB Oils, our joint venture with Solazyme, Inc. to produce renewable oils in Brazil. Investments in 2013 included primarily investments in SB Oils and a corn wet milling and port facility in Argentina.

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

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2014 to December 31, 2015, the Brazilian real devalued by approximately 47%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.

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

        Interest earned on secured advances to suppliers of $38 million, $37 million and $32 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Notes 6 and 12 of the notes to our consolidated financial statements for more information.

	December 31,
(US$ in millions)	2015	2014
Prepaid commodity contracts	$175	$130
Secured advances to suppliers (current)	514	516

Total (current)	689	646
Commodities not yet priced(1)	(12)	(3)

Net	677	643
Secured advances to suppliers (non-current)	158	160

Total (current and non-current)	835	803

Allowance for uncollectible amounts (current and non-current)	$(42)	$(61)

(1)
Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2015 and December 31, 2014, respectively.

  Capital Expenditures

        Our cash payments made for capital expenditures were $649 million, $839 million and $1,042 million for the years ended December 31, 2015, 2014 and 2013, respectively. We intend to make capital expenditures of approximately $850 million in 2016. Our priorities for 2016 capital expenditures are maintenance, safety and environmental programs first (where we expect to use approximately 40% of our funds allocated to capital expenditures), followed by projects enhancing productivity of our operations, and growth projects. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2015:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$75
Residual value guarantee(2)	154

Total	$229

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2022. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2015, we had no outstanding recorded obligation related to these guarantees.

(2)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At December 31, 2015, our recorded obligation related to these guarantees was $5 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries. At December 31, 2015, debt with a carrying amount of $4,081 million related to these guarantees is included in our consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2016	2017 - 2018	2019 - 2020	2021 and there after
Short-term debt	$648	$648	$—	$—	$—
Long-term debt(1)	3,802	869	1,398	1,511	24
Variable interest rate obligations	47	25	16	6	—
Interest obligations on fixed rate debt	328	112	155	60	1
Non-cancelable lease obligations(2)	634	133	187	119	195
Capital commitments	177	168	9	—	—
Freight supply agreements(3)	722	149	174	149	250
Inventory purchase commitments	5	5	—	—	—
Power supply purchase commitments	81	49	28	4	—

Total contractual cash obligations(4)(5)	$6,444	$2,158	$1,967	$1,849	$470

(1)
Excludes unamortized net gains of $4 million related to terminated interest rate swap agreement and unamortized net losses of $3 million related to an open interest rate swap agreement recorded in long-term debt.

(2)
Represents future minimum payments under non-cancelable leases with initial or remaining terms of one year or more.

(3)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $6 million in 2016 and $3 million in 2017-2018. These agreements range from two months to approximately seven years in the case of ocean freight vessels and 5 to 17 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(4)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2015, Bunge had tax liabilities of $64 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to our consolidated financial statements.

(5)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $21 million in 2016. We also expect to make a significant contribution to our plans in future years.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 211,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2015, 2014 and 2013, we made payments related to these agreements of $125 million, $162 million and $169 million, respectively. Of these amounts $75 million, $95 million and $107 million for the years ended December 31, 2015, 2014 and 2013, respectively, were advances for future purchases and $50 million, $67 million and $62 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.

  Employee Benefit Plans

        We expect to contribute $15 million to our defined benefit pension plans and $6 million to our postretirement healthcare benefit plans in 2016.

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

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and increased expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant allowances relating to non-performance by counterparties at December 31, 2015 or 2014.

        Our RMI, forward purchase and sale contracts, and exchange traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.

  Recoverable Taxes

        We evaluate the collectability of our recoverable taxes and record valuation allowances if we determine that collection is doubtful. Recoverable taxes include value-added paid upon the acquisition of raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes or other taxes we may owe, primarily in Brazil. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2015 and 2014, the allowance for recoverable taxes was $32 million and $43 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $17 million for the year ended December 31, 2015 primarily related to the announced closure of a packaged oil plant in the U.S.

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

  Income Taxes

        We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the size of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense.

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of uncertain tax positions will affect the earnings in the quarter of such change. At December 31, 2015 and 2014, we had recorded uncertain tax positions of $64 million and $83 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14 of the consolidated financial statements.

  New Accounting Pronouncements

        See Note 1—Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

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

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.

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

	Year Ended December 31, 2015		Year Ended December 31, 2014
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$642	$(64)	$(219)	$(22)
Lowest daily aggregated position value	(950)	(95)	(1,608)	(161)

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

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2015 was not material.

        We have significant operations in Argentina. We utilize the official exchange rate published by the Argentine government for our commercial transactions and re-measurement purposes of financial statements. The Argentine peso experienced increased devaluation and volatility in 2015. Our financial position and results of operations are not materially impacted; however, we continue to monitor political and economic conditions, including inflation in Argentina.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $541 million and $296 million for the years ended December 31, 2015 and 2014, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, including non-recourse investment fund debt, based on market yields at December 31, 2015, was $4,592 million with a carrying value of $4,451 million.

        A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2015 would result in a decrease of approximately $36 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2015 would cause an increase of approximately $38 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $28 million in our interest expense on our variable rate debt at December 31, 2015. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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

        We recognized gains of approximately $9 million, $12 million and $20 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements for the years ended December 31, 2015, 2014 and 2013.

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

        Commodity Derivatives—We use derivative instruments to primarily manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on agricultural commodity inventories and forward purchase and sale contracts, but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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

        For more information, see Note 15 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-68 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

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

        As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year covered by this Annual Report on Form 10-K because of the material weakness in internal control over financial reporting described below.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on its evaluation, management has concluded that a material weakness existed in the Company's internal control over financial reporting as of December 31, 2015, because the Company did not maintain effective controls over the preparation and review of its Consolidated Statements of Cash Flows. Specifically, controls were not designed to ensure that cash received from settlement of net investment hedges was properly classified in the Consolidated Statements of Cash Flows, and management's review process was not effective in detecting this error.

        This control weakness resulted in an error in the Company's previously issued interim consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. The error, which overstated operating cash flows and understated investing cash flows in the same amount, was identified and corrected prior to the issuance of Bunge Limited's 2015 annual consolidated financial statements as of and for the year ended December 31, 2015. The error was not material to any other previously reported interim or annual consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

        Other than the material weakness described above, there has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Remediation Plan

        The Company has filed an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2015 to correct the financial statement error by reclassifying cash received from the settlement of net investment hedges from operating cash flows to investing cash flows in the Condensed Consolidated Statement of Cash Flows. The reclassification did not affect the Company's previously reported volumes, gross profit, segment operating profit, net income or earnings per share or Bunge's balance sheets for any period. In addition to correcting the presentation of cash received from the settlement of net investment hedges in the Consolidated Statements of Cash Flows in the Form 10-Q/A, management has been actively engaged in developing remediation plans to address the material weakness described above. The remediation efforts expected to be implemented include reviewing current policies, processes and procedures relating to the preparation and review of the Consolidated Statements of Cash Flows to ensure that hedge accounting related cash flows are properly presented in accordance with U.S. GAAP.

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
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

  •
  The Company did not maintain effective controls over the preparation and review of its Consolidated Statements of Cash Flows. Specifically, controls were not designed to ensure that cash received from settlement of net investment hedges was properly presented in the

    Consolidated Statements of Cash Flows, and management's review process was not effective in detecting this error.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2016

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2016 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

Exhibit Number		Description
10.7		Amendment Agreement, dated August 10, 2015, relating to the Facility Agreement, dated March 17, 2014, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Lloyds Bank plc, The Royal Bank of Scotland plc, Citigroup Global Markets Limited, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), Crédit Agricole Corporate and Investment Bank, HSBC Bank plc, Industrial and Commercial Bank of China Ltd., New York Branch, Mizuho Bank, Ltd., Natixis, SG Americas Securities LLC, Standard Chartered Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Unicredit Bank AG, New York Branch, as Mandated Lead Arrangers, the financial institutions from time to time party thereto, and ABN AMRO Bank N.V., as Agent (incorporated by reference from Registrant's Form 8-K filed on August 10, 2015)
10.8
Amended and Restated Guaranty, dated as of August 10, 2015, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on August 10, 2015)
10.9
Revolving Credit Agreement, dated as of November 20, 2014, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.10
Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.11
Amended and Restated Credit Agreement, dated June 17, 2014, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant's Form 10-K filed on March 2, 2015)
10.12
Amended and Restated Guaranty, dated as of June 17, 2014, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on March 2, 2015)
10.13	*
Seventh Amendment to and Restatement of the Receivables Transfer Agreement, dated May 22, 2015, among Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider
++10.14
Servicing Agreement, dated June 1, 2011, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediate Transferor, Bunge Finance B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number	Description
10.15	Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.16
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.17
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.18
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
++10.20
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
10.22	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.23	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.24	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.25	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.26	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

Exhibit Number	Description
10.27	Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.28	Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.29	Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.30
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.31	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.32
Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.33	Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.34	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.35	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.36	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.37	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.39	Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.40	Employment Agreement (Amended and Restated as of February 6, 2013) between Bunge Limited and Alberto Weisser (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.41	Offer Letter, dated as of February 1, 2008, for Vicente Teixeira (incorporated by reference from the Registrant's Form 10-Q filed May 12, 2008)
10.42	Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.43	Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number		Description
10.44		Offer Letter, amended and restated as of February 1, 2009, for D. Benedict Pearcy (incorporated by reference from the Registrant's Form 10-Q filed May 10, 2010)
10.45		Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.46		Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.47		Offer Letter, dated as of May 11, 2012, for Frank R. Jimenez (incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2013)
10.48		Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101	*
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts

*
Filed herewith.

++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves	Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowances for doubtful accounts(a)	$292	73	(18)	(64) (c)	$283
Allowances for secured advances to suppliers	$78	34	(10)	(27)	$75
Allowances for recoverable taxes	$105	19	(2)	(52)	$70
Income tax valuation allowances	$455	642	(49) (d)	—	$1,048
FOR THE YEAR ENDED DECEMBER 31, 2014
Allowances for doubtful accounts(a)	$283	71	(23)	(84) (c)	$247
Allowances for secured advances to suppliers	$75	9	(7)	(16)	$61
Allowances for recoverable taxes	$70	7	(14)	(20)	$43
Income tax valuation allowances	$1,048	76	(46) (d)	—	$1,078
FOR THE YEAR ENDED DECEMBER 31, 2015
Allowances for doubtful accounts(a)	$247	64	(47)	(54) (c)	$210
Allowances for secured advances to suppliers	$61	11	(21)	(9)	$42
Allowances for recoverable taxes	$43	7	(16)	(2)	$32
Income tax valuation allowances	$1,078	44	(324) (d)	—	$798

(a)
This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)
This consists primarily of foreign exchange translation adjustments.

(c)
Such amounts include write-offs of uncollectible accounts and recoveries.

(d)
Includes primarily cumulative translation adjustments.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bunge Limited
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$43,455	$57,161	$61,347
Cost of goods sold	(40,762)	(54,540)	(58,587)

Gross profit	2,693	2,621	2,760
Selling, general and administrative expenses	(1,435)	(1,691)	(1,559)
Interest income	43	87	76
Interest expense	(258)	(347)	(363)
Foreign exchange gains (losses)	(8)	47	53
Other income (expense)—net	(18)	17	44
Goodwill impairment	(13)	—	—
Gain on sales of investments in affiliates	—	—	3
Gain on sale of Canadian grain assets	47	—	—

Income (loss) from continuing operations before income tax	1,051	734	1,014
Income tax (expense) benefit	(296)	(249)	(904)

Income (loss) from continuing operations	755	485	110
Income (loss) from discontinued operations, net of tax (including a net gain on disposal of $112 million in 2013) (Note 3)	35	32	97

Net income (loss)	790	517	207
Net loss (income) attributable to noncontrolling interests	1	(2)	99

Net income (loss) attributable to Bunge	791	515	306
Convertible preference share dividends and other obligations	(53)	(48)	(76)

Net income (loss) available to Bunge common shareholders	$738	$467	$230

Earnings per common share—basic (Note 23)
Net income (loss) from continuing operations	$4.90	$2.98	$0.91
Net income (loss) from discontinued operations	0.24	0.22	0.66

Net income (loss) to Bunge common shareholders	$5.14	$3.20	$1.57

Earnings per common share—diluted (Note 23)
Net income (loss) from continuing operations	$4.84	$2.96	$0.90
Net income (loss) from discontinued operations	0.23	0.21	0.65

Net income (loss) to Bunge common shareholders	$5.07	$3.17	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$790	$517	$207
Other comprehensive income (loss):
Foreign exchange translation adjustment	(2,550)	(1,419)	(1,212)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil, nil and $11	147	21	—
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil, $2 and $(2)	—	(2)	5
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil, nil and $(5)	77	(9)	(38)
Pension adjustment, net of tax (expense) benefit of $1, $32 and $(45)	20	(85)	88

Total other comprehensive income (loss)	(2,306)	(1,494)	(1,157)

Total comprehensive income (loss)	(1,516)	(977)	(950)
Less: comprehensive (income) loss attributable to noncontrolling interest	5	6	94

Total comprehensive income (loss) attributable to Bunge	$(1,511)	$(971)	$(856)

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$411	$362
Time deposits under trade structured finance program (Note 4)	325	1,343
Trade accounts receivable (less allowances of $125 and $121) (Note 18)	1,607	1,840
Inventories (Note 5)	4,466	5,554
Deferred income taxes (Note 14)	208	177
Other current assets (Note 6)	3,899	3,805

Total current assets	10,916	13,081
Property, plant and equipment, net (Note 7)	4,736	5,626
Goodwill (Note 8)	418	349
Other intangible assets, net (Note 9)	326	256
Investments in affiliates (Note 11)	329	294
Deferred income taxes (Note 14)	417	565
Other non-current assets (Note 12)	780	1,261

Total assets	$17,922	$21,432

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$648	$594
Current portion of long-term debt (Note 17)	869	408
Letter of credit obligations under trade structured finance program (Note 4)	325	1,343
Trade accounts payable	2,675	3,248
Deferred income taxes (Note 14)	60	42
Other current liabilities (Note 13)	2,763	3,069

Total current liabilities	7,340	8,704
Long-term debt (Note 17)	2,934	2,855
Deferred income taxes (Note 14)	209	177
Other non-current liabilities	750	969
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	37	37
Equity (Note 22):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2015 and 2014—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding:
2015—142,483,467 shares, 2014—145,703,198 shares	1	1
Additional paid-in capital	5,105	5,053
Retained earnings	7,725	7,180
Accumulated other comprehensive income (loss) (Note 22)	(6,360)	(4,058)
Treasury shares, at cost—2015—9,586,083 and 2014—5,714,273 shares, respectively	(720)	(420)

Total Bunge shareholders' equity	6,441	8,446
Noncontrolling interests	211	244

Total equity	6,652	8,690

Total liabilities and equity	$17,922	$21,432

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$790	$517	$207
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment and goodwill charges	57	130	35
Foreign exchange loss (gain) on debt	(213)	(215)	(48)
Gain on sale of Brazilian fertilizer distribution business	—	—	(148)
Gain on sale of Canadian grain assets	(47)	—	—
Bad debt expense	35	30	26
Depreciation, depletion and amortization	545	607	568
Stock-based compensation expense	46	49	53
Deferred income tax expense/(benefit)	16	(90)	460
Other, net	(26)	(76)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(97)	108	148
Inventories	314	(161)	238
Secured advances to suppliers	(397)	21	(216)
Trade accounts payable	(88)	(100)	436
Advances on sales	22	78	309
Net unrealized gain/loss on derivative contracts	(16)	237	(71)
Margin deposits	(154)	(22)	57
Recoverable and income taxes, net	(36)	(59)	128
Accrued liabilities	(7)	367	(6)
Other, net	(134)	(22)	49

Cash provided by (used for) operating activities	610	1,399	2,225
INVESTING ACTIVITIES
Payments made for capital expenditures	(649)	(839)	(1,042)
Acquisitions of businesses (net of cash acquired)	(347)	(39)	(355)
Proceeds from the sale of Brazilian fertilizer distribution business	—	—	750
Proceeds from investments	295	282	134
Payments for investments	(235)	(196)	(68)
Settlement of net investment hedges	203	—	—
Proceeds from disposals of property, plant and equipment	13	22	11
Change in restricted cash	1	101	137
Proceeds from sale of Canadian grain assets and investments in affiliates	88	—	47
Payments for investments in affiliates	(167)	(57)	(40)
Other, net	(4)	41	(3)

Cash provided by (used for) investing activities	(802)	(685)	(429)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(176)	(134)	(1,153)
Proceeds from short-term debt with maturities greater than 90 days	713	863	934
Repayments of short-term debt with maturities greater than 90 days	(350)	(667)	(737)
Proceeds from long-term debt	9,354	13,014	8,118
Repayments of long-term debt	(8,659)	(13,667)	(8,480)
Proceeds from sale of common shares	25	74	43
Repurchases of common shares	(300)	(300)	—
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(207)	(187)	(167)
Dividends paid to noncontrolling interests	(8)	(9)	(3)
Capital contributions (return of capital) from noncontrolling interests, net	(13)	6	(82)
Other, net	15	(17)	(4)

Cash provided by (used for) financing activities	360	(1,058)	(1,565)
Effect of exchange rate changes on cash and cash equivalents	(119)	(36)	(60)

Net increase (decrease) in cash and cash equivalents	49	(380)	171
Change in cash related to assets held for sale	—	—	2
Cash and cash equivalents, beginning of period	362	742	569

Cash and cash equivalents, end of period	$411	$362	$742

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(U.S. dollars in millions, except share data)

		Convertible Preference Shares
	Redeemable Non- Controlling Interests			Common Shares				Accumulated Other Comprehensive Income (Loss)
						Additional Paid-in Capital	Retained Earnings		Treasury Shares	Non- Controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2013	$38	6,900,000	$690	146,348,499	$1	$4,909	$6,792	$(1,410)	$(120)	$393	$11,255
Net income (loss)	(34)	—	—	—	—	—	306	—	—	(99)	207
Accretion of noncontrolling interest	42	—	—	—	—	(42)	—	—	—	—	(42)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,162)	—	5	(1,157)
Dividends on common shares	—	—	—	—	—	—	(173)	—	—	—	(173)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(3)	(3)
Return of capital to noncontrolling interest	(9)	—	—	—	—	(8)	—	—	—	(65)	(73)
Reversal of uncertain tax positions	—	—	—	—	—	13	—	—	—	—	13
Stock-based compensation expense	—	—	—	—	—	53	—	—	—	—	53
Issuance of common shares	—	—	—	1,448,285	—	42	—	—	—	—	42

Balance, December 31, 2013	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(9)	—	—	—	—	—	515	—	—	2	517
Accretion of noncontrolling interest	14	—	—	—	—	(14)	—	—	—	—	(14)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(1,486)	—	(8)	(1,494)
Dividends on common shares	—	—	—	—	—	—	(192)	—	—	—	(192)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Acquisition of Noncontrolling interest	—	—	—	—	—	(23)	—	—	—	29	6
Stock-based compensation expense	—	—	—	—	—	49	—	—	—	—	49
Repurchase of common shares	—	—	—	(3,780,987)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	1,687,401	—	74	—	—	—	—	74

Balance, December 31, 2014	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(14)	—	—	—	—	—	791	—	—	(1)	790
Accretion of noncontrolling interests	19	—	—	—	—	(19)	—	—	—	—	(19)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(2,302)	—	(4)	(2,306)
Dividends on common shares	—	—	—	—	—	—	(212)	—	—	—	(212)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(9)	(9)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Repurchase of common shares	—	—	—	(3,871,810)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	652,079	—	25	—	—	—	—	25

Balance, December 31, 2015	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652

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

        Milling products—Bunge's Milling Products segment includes wheat, corn and rice milling businesses, which purchase wheat, corn and rice directly from growers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers and other customers. Bunge's wheat milling activities are primarily in Mexico and Brazil. Corn and rice milling activities are in the United States and Mexico.

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

        Fertilizer—Bunge's Fertilizer segment operates primarily as a producer and blender of NPK (nitrogen, phosphate and potassium) fertilizer formulas, including phosphate based liquid and solid nitrogen fertilizers through its operations in Argentina to farmers and distributors in Argentina. This segment also includes the operations of fertilizer ports in Brazil and Argentina.

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

        Discontinued Operations—In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, Bunge makes a determination of whether the group of assets being disposed of comprises a component of the entity; or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results be reported in the financial statements as discontinued operations. If these determinations are made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements (see Note 3).

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

        Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. All of Bunge's RMI are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

        Inventories other than RMI are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 15).

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows are realized or when the hedge is no longer considered to be effective. The ineffective portion of cash flow hedges is recorded in earnings. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on forward rates, are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains (losses) in the consolidated statements of income.

        Marketable Securities and other short-term investments—Bunge classifies its marketable securities and short-term investments as held-to-maturity and trading. Held-to-maturity securities and investments

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

represent financial assets in which Bunge has the intent and ability to hold to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and therefore held for only a short period of time. Bunge values its marketable securities at fair value and monitors its held-to-maturity investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.

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

        Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 8).

        Impairment of Property, Plant and Equipment and Finite Lived Intangible Assets—Finite lived intangible assets include primarily trademarks, customer lists and port facility usage rights and are

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Impairment of Investments in Affiliates—Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. Impairment charges for investments in affiliates are included within selling, general and administrative expenses (see Note 10).

        Stock-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 24). Bunge accounts for stock-based compensation using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized based on the grant date fair value.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence does not suggest that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax (expense) benefit in the consolidated statements of income (see Note 14).

        The calculation of tax liabilities involves management's judgments concerning uncertainties in the application of complex tax regulations in the many jurisdictions in which Bunge operates. Investment tax credits are recorded in income tax expense in the period in which such credits are granted.

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

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $16 million, $20 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        New Accounting Pronouncements—In November 2015, the FASB issued ASU ("Topic 740") Income Taxes—Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The update is effective for fiscal years beginning after December 15, 2016 on a prospective or retrospective basis, with earlier application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. In July 2015, the FASB issued Accounting Standards Update ("ASU") ("Topic 330") Inventory—Simplifying the Measurement of Inventory, which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted. The adoption of this update is not expected to have a material impact on Bunge's results of operations, financial position or cash flows.

        In April 2015, the FASB issued ASU ("Subtopic 835-30") Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. The update requires retrospective application and is effective for fiscal years beginning after December 15, 2015, early adoption is permitted. The adoption of this update is not expected to have a material impact on Bunge's results of operations, financial position or cash flows.

        In February 2015, the FASB issued ASU ("Topic 810") Consolidation-Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, early adoption is permitted. Bunge expects the adoption of this standard to result in the deconsolidation of investment funds in its asset management business and is evaluating the potential impact of this standard on the consolidation of certain other legal entities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2014, the FASB amended the Accounting Standards Codification ("ASC") and created ASC ("Topic 606") Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The initial effective date is for interim and annual periods beginning on or after December 15, 2016, however, in August 2015, FASB issued an ASU effectively deferring the implementation date by one year. In addition, the ASU permits companies to early adopt the guidance as of the original effective date, but not before January 1, 2017. The new requirements may be implemented either retrospectively for all prior periods presented, or retrospectively with a cumulative-effect adjustment at the date of initial application. Bunge is evaluating the potential impact of this standard on its consolidated financial statements.

2. BUSINESS ACQUISITIONS

        In October 2015, Bunge Alimentos S.A., an indirect wholly owned subsidiary of Bunge, closed on the acquisition of 100% ownership interest in Moinho Pacifico, a Brazilian wheat mill and port terminal in Santos, Brazil. Bunge paid approximately 1,087 million Brazilian reais (approximately $282 million, including $265 million in cash, net of cash acquired and $17 million to be paid through an agreed upon purchase price adjustment). Moinho Pacifico is one of the largest wheat processors in Brazil. The preliminary purchase price allocation resulted in $41 million in property, plant and equipment, $10 million in inventory, $10 million in other net assets and liabilities and $89 million of finite-lived intangible assets. The transaction also resulted in $132 million of goodwill allocated to our milling operations in Brazil.

        In October 2015, Bunge acquired Whole Harvest Foods ("WHF") for $27 million, including $25 million in cash and $2 million in a working capital adjustment. The purchase price allocation resulted in $4 million in property, plant and equipment, $2 million in inventory and $15 million of intangible assets. The transaction also resulted in $6 million of goodwill allocated to our edible oils operations in the U.S. WHF refines expeller pressed soybean, canola, and cottonseed oil to produce extended life oil that is chemical solvent, trans fat and cholesterol free. WHF has operations in North Carolina and a packaging/distribution center in Nevada within the United States.

        In June 2015, Bunge entered into a transaction to acquire the 80% majority interest in a biodiesel entity operating a plant in Spain where Bunge had, prior to this transaction, a 20% interest accounted for under the equity method in its Agribusiness segment. The purchase price of the majority interest was $7 million, net of cash acquired including existing loans and other receivables totaling $3 million owed to Bunge by the entity were extinguished as part of the transaction. The preliminary purchase price of $7 million was allocated primarily to property, plant and equipment and $2 million to goodwill.

        In April 2015, Bunge and Saudi Agricultural and Livestock Investment Company ("SALIC"), formed a Canadian entity, G3. Bunge has a 51% ownership interest in G3. Bunge accounts for G3 under the equity method of accounting as the ownership interest does not provide Bunge with a controlling financial interest due to certain contractual restrictions. In July 2015, G3 closed on the acquisition of an approximate 61% ownership interest in G3 Canada Limited, formerly the Canadian Wheat Board ("CWB") for $368 million Canadian dollars (approximately $266 million, as of December 31, 2015). The remaining interest was acquired by the CWB Farmers Equity Trust. In order

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BUSINESS ACQUISITIONS (Continued)

to fund the acquisition amount and future cash flow requirements, Bunge contributed capital to G3 of $130 million and SALIC contributed capital in the amount of $126 million and $115 million in the form of convertible debt. Simultaneously, the CWB acquired certain assets of Bunge's grain business in Canada for $88 million, which includes Bunge's export facility and grain elevators in Quebec for $54 million plus certain working capital of $34 million. The consolidated statement of income for the year ended December 31, 2015 includes a pre-tax gain of $47 million on the sale of the grain assets in Canada. In February 2016, SALIC completed the conversion of debt to equity under the promissory notes granted in favor of G3, thus reducing Bunge's ownership interest from 51% to 35%. Additionally, Bunge has exercised its right under a put option to sell an additional 10% ownership interest in G3 to SALIC for cash, which would further reduce Bunge's ownership interest to 25%. The put transaction is expected to be completed in the first quarter of 2016.

        In March 2015, Bunge acquired the assets of Heartland Harvest, Inc. ("HHI") for $47 million, including $40 million in cash and cash settlement of an existing third-party loan to HHI of $7 million. The purchase price allocation resulted in $18 million in property, plant and equipment, $2 million in inventory and $18 million of finite-lived intangible assets. The transaction also resulted in $9 million of goodwill allocated to our milling operations in the U.S. HHI produces die cut pellets made of a variety of starches which are then expanded through popping, baking or frying in the production of certain lower fat snacks. HHI consists of one facility in the state of Illinois, United States.

        In November 2014, Bunge and Asociación de Cooperativas Argentinas formed a new legal entity, Terminal de Fertilizantes Argentinos SA, which acquired the assets of the Mosaic Quebracho complex located in Puerto General San Martin, Argentina for $24 million in cash. Bunge has a 75% controlling interest and consolidates this investment. The purchase price allocation resulted in $24 million of assets, primarily property, plant and equipment, including a single supersphosphate production plant and a port strategically located in the up-river Parana region in Argentina.

        In February 2014, Bunge acquired the assets of Corn Flour Producers, LLC ("CFP") for $12 million in cash. The purchase price allocation resulted in $12 million, primarily property, plant and equipment, with the remainder in working capital. CFP produces corn flour products and is located in Indiana in the United States.

3. DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES

        In August 2013, Bunge sold its Brazilian fertilizer distribution business, including blending facilities, brands and warehouses to Yara for $750 million in cash. As a result of the transaction, Bunge no longer has significant ongoing cash flows related to the Brazilian fertilizer business or any significant ongoing participation in the operations of this business. Bunge received cash proceeds of the Brazilian real equivalent of $750 million in cash upon closing the transaction, resulting in a gain of $148 million ($112 million net of tax). Included in the gain are approximately $7 million of transaction costs

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES (Continued)

incurred in connection with the divestiture and $41 million release of the cumulative translation adjustment associated with the disposed business.

(US$ in millions)	Year Ended December 31, 2013
Net sales	$1,217
Cost of goods sold	(1,138)

Gross profit	79
Selling, general and administrative expenses	(64)
Interest income	14
Interest expense	(9)
Foreign exchange gain (loss)	(7)
Other income (expenses)—net	(12)
Gain on sale of Brazilian fertilizer business	148

Income (loss) from discontinued operations before income tax	149
Income tax (expense) benefit	(52)

Income (loss) from discontinued operations, net of tax	$97

4. TRADE STRUCTURED FINANCE PROGRAM

        Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit ("LCs") (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institution counterparties or in U.S. dollar, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the consolidated balance sheets as of December 31, 2015 and December 31, 2014. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the accompanying consolidated statements of income.

        Included on the Consolidated Balance Sheets at December 31, 2015 and 2014, were time deposits and LCs, including foreign exchange contracts, which totaled $325 million and $1,343 million, respectively. In addition, at December 31, 2015 and 2014, the fair values of the time deposits (Level 2 measurements) totaled approximately $325 million and $1,343 million, respectively, and the fair values of the LCs, including foreign exchange contracts (Level 2 measurements), totaled approximately $323 million and $1,353 million, respectively. The fair values approximated the carrying amount of the related financial instruments due to their short-term nature. The fair values of the foreign exchange forward contracts (Level 2 measurements) were losses of $2 million and gains of $10 million at December 31, 2015 and 2014, respectively. Additionally, as of December 31, 2015 and 2014, time deposits, LCs and foreign exchange contracts of $3,394 million and $3,630 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. TRADE STRUCTURED FINANCE PROGRAM (Continued)

        At December 31, 2015 and 2014, time deposits carried weighted-average interest rates of 2.21% and 4.33% respectively. During the years ended December 31, 2015, 2014 and 2013, total net proceeds from issuances of LCs were $5,563 million, $7,058 million and $11,288 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.

5. INVENTORIES

        Inventories by segment are presented below. RMI are agricultural commodity inventories carried at fair value, which are non-perishable with a high shelf life and exceptionally liquid due to their homogenous nature and widely available markets with international pricing mechanisms. All other inventories are carried at lower of cost or market.

(US$ in millions)	December 31, 2015	December 31, 2014
Agribusiness(1)	$3,533	$4,273
Edible Oil Products(2)	356	411
Milling Products	164	198
Sugar and Bioenergy(3)	350	602
Fertilizer	63	70

Total	$4,466	$5,554

(1)
Includes RMI of $3,393 million and $4,125 million at December 31, 2015 and December 31, 2014, respectively. Of these amounts $2,513 million and $2,937 million can be attributable to merchandising activities at December 31, 2015 and December 31, 2014, respectively.

(2)
Includes RMI of bulk soybean and canola oil in the aggregate amount of $110 million and $127 million at December 31, 2015 and December 31, 2014, respectively.

(3)
Includes sugar RMI, which can be attributable to Bunge's trading and merchandising business of $163 million and $157 million at December 31, 2015 and December 31, 2014, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	December 31, 2015	December 31, 2014
Prepaid commodity purchase contracts(1)	$287	$153
Secured advances to suppliers, net(2)	521	520
Unrealized gains on derivative contracts, at fair value	1,456	1,569
Recoverable taxes, net	364	349
Margin deposits	467	323
Marketable securities, at fair value and other short-term investments	234	230
Deferred purchase price receivable, at fair value(3)	79	78
Prepaid expenses	132	183
Other	359	400

Total	$3,899	$3,805

(1)
Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $2 million and $2 million at December 31, 2015 and December 31, 2014, respectively. There were no significant changes in the allowance for 2015. Changes in the allowance for 2014 included primarily a reduction in the allowance resulting from recoveries of $7 million and reclassifications to long-term of $8 million.

Interest earned on secured advances to suppliers of $38 million, $37 million and $32 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively, is included in net sales in the consolidated statements of income.

(3)
Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 18).

        Marketable Securities and Other Short-Term Investments—The Company invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER CURRENT ASSETS (Continued)

summary of amounts recorded on the Consolidated Balance Sheets for marketable securities and other short-term investments.

(US$ in millions)	December 31, 2015	December 31, 2014
Foreign government securities	$61	$137
Corporate debt securities	92	25
Certificate of deposits/time deposits	55	46
Other	26	22

Total marketable securities and other short-term investments	$234	$230

        Total marketable securities and short-term investments as of December 31, 2015 includes $76 million of assets classified as held-to-maturity and $158 million as trading. Total marketable securities and short-term investments as of December 31, 2014 includes $120 million of assets classified as held-to-maturity and $110 million as trading. Held-to-maturity securities and investments are all due in less than a 12 month period and are therefore classified as current. Due to the short term nature of these securities and investments, carrying value approximates fair value. We recognized a net gain of $6 million in 2015, compared to a net gain of $3 million in 2014 for the trading securities.

7. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2015	2014
Land	$339	$374
Biological assets	454	569
Buildings	1,840	2,138
Machinery and equipment	4,488	5,129
Furniture, fixtures and other	437	415

	7,558	8,625
Less: accumulated depreciation and depletion	(3,543)	(3,758)
Plus: construction in progress	721	759

Total	$4,736	$5,626

        Bunge capitalized expenditures of $592 million, $846 million and $1,001 million during the years ended 2015, 2014 and 2013, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $7 million, $6 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and depletion expense was $518 million, $576 million and $524 million for the years ended December 31, 2015, 2014 and 2013, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL

        Bunge performs its annual goodwill impairment testing in the fourth quarter of each year. Step 1 of the goodwill impairment test compares the fair value of Bunge's reporting units to which goodwill has been allocated to the carrying values of those reporting units. The fair value of certain reporting units is determined using a combination of two methods: estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) and a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). The market multiples are generally derived from public information related to comparable companies with operating and investing characteristics similar to those reporting units and from market transactions in the industry. The income approach estimates fair value by discounting a reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the respective business unit and includes, among other things, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment. For other reporting units, the estimated fair value of the reporting unit is determined utilizing a discounted cash flow analysis.

        Changes in the carrying value of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Goodwill	$174	$99	$120	$514	$2	$909
Accumulated impairment losses	—	—	(3)	(514)	—	(517)

Balance, December 31, 2013, net	174	99	117	—	2	392

Goodwill acquired(1)	—	—	6	—	—	6
Impairment	(2)	—	—	—	—	(2)
Tax benefit on goodwill amortization(2)	(5)	—	—	—	—	(5)
Foreign exchange translation	(14)	(13)	(15)	—	—	(42)

Goodwill, gross of impairments	155	86	111	514	2	868
Accumulated impairment losses	(2)	—	(3)	(514)	—	(519)

Balance, December 31, 2014, net	153	86	108	—	2	349

Goodwill acquired(1)	2	6	141	—	—	149
Impairment(3)	—	(13)	—	—	—	(13)
Tax benefit on goodwill amortization(2)	(3)	—	—	—	—	(3)
Foreign exchange translation	(31)	(14)	(18)	—	(1)	(64)

Goodwill, gross of impairments	123	78	234	514	1	950
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)

Balance, December 31, 2015, net	$121	$65	$231	$—	$1	$418

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

(3)
Goodwill impairment charge of $13 million represents all of the goodwill of the Brazilian tomato products business, recorded in the fourth quarter of 2015 upon completion of our annual impairment analysis. This analysis was performed using discounted cash flow projections (the income approach) to determine the fair value of the business unit. The income approach estimates fair value by discounting the business unit's estimated future cash flows using a discount rate that reflects current market conditions and the risk profile of the business and includes, among other things, making assumptions about variables such as our product pricing, future profitability and future capital expenditures that might be used by a market participant. All of these assumptions are subject to a high degree of judgment. Compared to 2014 there was a significant decline in the estimated fair value of the business unit primarily due to a decline in profitability. Based on a detailed review of the results of the impairment analysis, it was determined that impairment may exist and further analysis was performed to evaluate the fair value of the assets and liabilities of the business unit as of the October 1, 2015 testing date. Upon completion of the analysis, 100% of the goodwill was determined to be impaired and a related charge was recorded within the Edible Oils Segment. This non-cash charge does not have any impact on current or future cash flows or the performance of the underlying business.

9. OTHER INTANGIBLE ASSETS

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2015	2014
Trademarks/brands, finite-lived	$144	$192
Licenses	11	11
Port rights	124	60
Other	220	189

	499	452
Less accumulated amortization:
Trademarks/brands(1)	(53)	(70)
Licenses	(6)	(5)
Port rights	(16)	(16)
Other	(98)	(105)

	(173)	(196)

Intangible assets, net of accumulated amortization	$326	$256

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill in the Agribusiness segment is in excess of its book goodwill. For financial reporting purposes, for other intangible assets acquired prior to 2009, before recognizing any income tax benefit of tax deductible goodwill in excess of its book goodwill in the consolidated statements of income and after

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER INTANGIBLE ASSETS (Continued)

  the related book goodwill has been reduced to zero, any such remaining tax deductible goodwill in excess of its book goodwill is used to reduce other intangible assets to zero.

        In 2015, Bunge acquired $73 million of port rights and $55 million other intangible assets including $36 million of customer lists. Bunge allocated $111 million to the Milling segment, $15 million to the Edible Oils segment, and $2 million to the Agribusiness segment. Finite lives of these intangibles range from 10 to 27 years. In 2014, Bunge acquired $2 million of patents for developed technology. The amount was allocated to the Agribusiness segment. Finite lives of these patents are for 10 years.

        Aggregate amortization expense was $27 million, $32 million and $44 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated future aggregate amortization expense is $30 million for 2016 and approximately $30 million annually for 2017 through 2020.

10. IMPAIRMENTS

        Impairment—For the year ended December 31, 2015, Bunge recorded pre-tax, impairment charges of $57 million, of which $15 million, $14 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and goodwill impairment, respectively, in its consolidated statement of income. These amounts are primarily made up of, $15 million that relates to the announced closure of an oil packaging plant in the United States, $14 million that relates to the impairment of an equity method investment in a freight shipping company in Europe and $13 million that relates to a pre-tax goodwill impairment charge related to the tomato products business in Brazil. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2015 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of the equity method investment, net market value based on broker quotes of similar assets.

        For the year ended December 31, 2014, Bunge recorded pre-tax, non-cash impairment charges of $130 million, of which $103 million and $18 million are included in cost of goods sold and selling, general and administrative expenses, respectively, in its consolidated statement of income. These amounts are primarily made up of $114 million that relates to a Brazil sugarcane mill and a portion of the associated biological assets as well as agricultural machinery in the Sugar and Bioenergy segment, $5 million that relates to the impairment of an investment in a biodiesel company in Europe and $2 million in certain Agribusiness assets in Brazil. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2014 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows and, in the case of the agricultural machinery, bids from prospective buyers.

        For the year ended December 31, 2013, Bunge recorded pre-tax, impairment charges of $35 million, of which $21 million, $4 million, and $10 million are included in cost of goods sold, selling, general and administrative expenses and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $24 million that relates to several agricultural, industrial assets and other fixed assets, primarily machinery held for sale in Brazil in the Sugar and Bioenergy segment. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2013 were individually insignificant. The fair values of the assets were determined utilizing future expected cash flows and bids from prospective buyers.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. IMPAIRMENTS (Continued)

        Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition at December 31, 2015, 2014 and 2013, respectively. For additional information on Level 1, 2 and 3 inputs see Note 15.

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2015				Impairment Losses Year ended December 31, 2015
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$12	$—	$—	$12	$(15)

Goodwill (see Note 8)	$—	$—	$—	$—	$(13)

Investment in affiliates	$3	$—	$—	$3	$(14)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2014				Impairment Losses Year ended December 31, 2014
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$33	$—	$—	$33	$(13)

Investment in affiliates	$17	$—	$—	$17	$(5)

Property, plant and equipment	$165	$—	$—	$165	$(103)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2013				Impairment Losses Year ended December 31, 2013
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$1	$—	$—	$1	$(2)

Property, plant and equipment	$4	$—	$—	$4	$(22)

11. INVESTMENTS IN AFFILIATES

        Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2015 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        G3 Global Grain Group Limited—Bunge has a 51% ownership interest in G3 Global Grain Group Limited, a joint venture with Saudi Agricultural and Livestock Investment Company ("SALIC") that operates grain facilities in Canada (see Note 2).

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

12. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

(US$ in millions)	December 31, 2015	December 31, 2014
Recoverable taxes, net(1)	$133	$337
Judicial deposits(1)	119	159
Other long-term receivables	23	40
Income taxes receivable(1)	195	188
Long-term investments	49	263
Affiliate loans receivable, net	15	18
Long-term receivables from farmers in Brazil, net(1)	117	102
Other	129	154

Total	$780	$1,261

(1)
These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take in excess of five years.

        Recoverable taxes, net—Recoverable taxes are reported net of valuation allowances of $20 million and $31 million at December 31, 2015 and 2014, respectively.

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

        Long-term investments—Long-term investments represent primarily investments held by certain managed investment funds, which are included in Bunge's consolidated financial statements. The consolidated funds are, for U.S. GAAP purposes, investment companies and therefore are not required to consolidate their majority owned and controlled investments. Bunge reflects these investments at fair value. The fair value of these investments (a Level 3 measurement) is nil and $208 million at December 31, 2015 and 2014, respectively. The decline of these investments is a result of the discontinuance of Bunge's asset management activities. At December 31, 2015 Bunge expects that certain of the investments in these investment funds will be sold in the next twelve months and as such they have been reclassified to current in the consolidated balance sheet.

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

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2015	2014
Legal collection process(1)	$119	$179
Renegotiated amounts(2)	58	76
Other long-term receivables	40	—

Total	$217	$255

(1)
All amounts in legal process are considered past due upon initiation of legal action.

(2)
All renegotiated amounts are current on repayment terms.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2015 and 2014 was $214 million and $289 million, respectively. The table below

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NON-CURRENT ASSETS (Continued)

summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2015		December 31, 2014
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process	$78	$69	$164	$103
Renegotiated amounts	37	31	65	50
For which no allowance has been provided:
Legal collection process	41	—	15	—
Renegotiated amounts	21	—	11	—
Other long-term receivables	40	—	—	—

Total	$217	$100	$255	$153

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2015	2014
Beginning balance	$153	$196
Bad debt provisions	11	11
Recoveries	(20)	(23)
Write-offs	(2)	(22)
Transfers(1)	5	10
Foreign exchange translation	(47)	(19)

Ending balance	$100	$153

(1)
Represents reclassifications from allowance for doubtful accounts-current for secured advances to suppliers.

13. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	December 31, 2015	December 31, 2014
Accrued liabilities	$688	$769
Unrealized losses on derivative contracts at fair value	1,471	1,629
Advances on sales	371	392
Other	233	279

Total	$2,763	$3,069

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

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
United States	$207	$315	$179
Non-United States	844	419	835

Total	$1,051	$734	$1,014

        The components of the income tax (expense) benefit are:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Current:(1)
United States	$(35)	$(93)	$(33)
Non-United States	(245)	(246)	(411)

	(280)	(339)	(444)

Deferred:
United States	(36)	(20)	(18)
Non-United States	20	110	(442)

	(16)	90	(460)

Total	$(296)	$(249)	$(904)

(1)
Included in current income tax expense are $14 million, $(6) million, and $32 million related to uncertain tax benefits for the years ended December 31, 2015, 2014 and 2013, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Reconciliation of the income tax (expense) benefit if computed at the U.S. Federal income tax rate to Bunge's reported income tax benefit (expense) is as follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Income from operations before income tax	$1,051	$734	$1,014
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	(368)	(257)	(355)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	16	37	30
Valuation allowances	(44)	(112)	(642)
Fiscal incentives(1)	41	41	48
Foreign exchange on monetary items	5	24	(13)
Tax rate changes	(1)	(4)	(5)
Non-deductible expenses	(16)	(38)	(44)
Uncertain tax positions	14	(6)	(32)
Deferred balance adjustments	8	(25)	(52)
Equity distributions	64	32	60
Foreign income taxed in Brazil	—	93	136
Other	(15)	(34)	(35)

Income tax benefit (expense)	$(296)	$(249)	$(904)

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$923	$1,125
Property, plant and equipment	181	250
Employee benefits	89	100
Tax credit carryforwards	8	9
Inventories	23	34
Intangibles	106	153
Accrued expenses and other	595	629

Total deferred income tax assets	1,925	2,300
Less valuation allowances	(798)	(1,078)

Deferred income tax assets, net of valuation allowance	1,127	1,222

Deferred income tax liabilities:
Property, plant and equipment	392	409
Undistributed earnings of affiliates not considered permanently reinvested	11	10
Intangibles	86	112
Investments	38	40
Inventories	27	27
Accrued expenses and other	217	101

Total deferred income tax liabilities	771	699

Net deferred income tax assets	$356	$523

        Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to the years in which those temporary differences are expected to be recovered or settled.

        With respect to its unremitted earnings that are not considered to be indefinitely reinvested, Bunge has provided a deferred tax liability totaling $11 million and $10 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $902 million and, accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

        At December 31, 2015, Bunge's pre-tax loss carryforwards totaled $3,235 million, of which $2,269 million have no expiration, including loss carryforwards of $1,472 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

years. The remaining tax loss carryforwards expire at various periods beginning in 2015 through the year 2030.

        Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

        As of December 31, 2015 and 2014, Bunge has recorded valuation allowances of $798 million and $1,078 million, respectively. The net decrease of $280 million results primarily from cumulative translation adjustments for Brazil and other business operations.

        Uncertain Tax Positions—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2015 and 2014, respectively, Bunge had recorded uncertain tax positions of $63 million and $81 million in other non-current liabilities and $1 million and $2 million in current liabilities in its consolidated balance sheets. During 2015, 2014 and 2013, respectively, Bunge recognized $1 million, $16 million and $10 million of interest and penalty charges in income tax (expense) benefit in the consolidated statements of income. At December 31, 2015 and 2014, respectively, Bunge had included accrued interest and penalties of $26 million and $26 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2015	2014	2013
Balance at January 1,	$72	$151	$104
Additions based on tax positions related to the current year	6	9	5
Additions based on acquisitions	10	—	17
Additions based on tax positions related to prior years	1	16	48
Reductions for tax positions of prior years	(14)	(12)	(1)
Settlement or clarification from tax authorities	(6)	(79)	—
Expiration of statute of limitations	(5)	(1)	(21)
Foreign currency translation	(13)	(12)	(1)

Balance at December 31,	$51	$72	$151

        Substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective income tax rate. Bunge believes that it is reasonably possible that approximately $10 million of its unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2009 - 2015
South America	2009 - 2015
Europe	2006 - 2015
Asia-Pacific	2003 - 2015

        As of December 31, 2015, Bunge's Brazilian subsidiaries have received income tax assessments relating to 2008 through 2012 of approximately 3,494 million Brazilian reais (approximately $895 million), plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these tax assessments of 23 million Brazilian reais (approximately $6 million) as of December 31, 2015.

        In addition, as of December 31, 2015, Bunge's Argentine subsidiary had received income tax assessments relating to 2006 through 2009 of approximately 1,381 million Argentine pesos (approximately $105 million), plus applicable interest on the outstanding amount due of approximately 3,089 million Argentine pesos (approximately $237 million). Bunge anticipates that the tax authorities will examine fiscal years 2010-2013, although no notice has been rendered to Bunge's Argentine subsidiary.

        Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with exception of unrecognized tax benefit discussed above) in Brazil and Argentina and intends to vigorously defend its position against these assessments.

        Bunge made cash income tax payments, net of refunds received, of $271 million, $303 million and $156 million during the years ended December 31, 2015, 2014 and 2013, respectively.

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 18 for deferred purchase price receivable related to sales of trade receivables. See Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments, see Note 17 for long-term debt, see Note 10 for other non-recurring fair value measurements and see Note 19 employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The following table sets forth, by level, Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2015				December 31, 2014
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,421	$245	$3,666	$—	$4,154	$255	$4,409
Trade accounts receivable(1)	—	6	—	6	—	23	—	23
Unrealized gain on designated derivative contracts(2):
Foreign exchange	—	30	—	30	—	10	—	10
Unrealized gain on undesignated derivative contracts(2):
Foreign exchange	9	176	—	185	5	361	—	366
Commodities	252	696	220	1,168	486	538	68	1,092
Freight	65	—	—	65	62	2	—	64
Energy	7	—	1	8	35	—	2	37
Deferred purchase price receivable (Note 18)	—	79	—	79	—	78	—	78
Other(3)	68	176	—	244	55	218	—	273

Total assets	$401	$4,584	$466	$5,451	$643	$5,384	$325	$6,352

Liabilities:
Trade accounts payable(1)	$—	$399	$44	$443	$—	$359	$33	$392
Unrealized loss on designated derivative contracts(4):
Interest rate	—	3	—	3	—	—	—	—
Foreign exchange	—	15	—	15	—	17	—	17
Unrealized loss on undesignated derivative contracts(4):
Foreign exchange	1	605	—	606	12	525	—	537
Commodities	402	304	52	758	426	432	59	917
Freight	56	—	—	56	64	—	3	67
Energy	31	—	2	33	80	1	10	91

Total liabilities	$490	$1,326	$98	$1,914	$582	$1,334	$105	$2,021

(1)
Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances. with the exception of $6 million and $443 million, at December 31, 2015 and $23 million and $392 million at December 31, 2014, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at December 31, 2015 and December 31, 2014, respectively.

(3)
Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at December 31, 2015 and December 31, 2014, respectively.

        Derivatives—Exchange traded futures and options contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other over the counter ("OTC") derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.

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

        Readily marketable inventories—RMI reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge's inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

        If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ.

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

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2015 and 2014, respectively.

        Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on Bunge's financial statements as these contracts do not typically exceed one future crop cycle.

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

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net(2)	Total
Balance, January 1, 2015	$(2)	$255	$(33)	$220
Total gains and losses (realized/unrealized) included in cost of goods sold	389	135	(6)	518
Purchases	1	1,329	(12)	1,318
Sales	—	(1,982)	—	(1,982)
Issuances	(1)	—	(327)	(328)
Settlements	(219)	—	610	391
Transfers into Level 3	5	845	(204)	646
Transfers out of Level 3	(6)	(337)	(72)	(415)

Balance, December 31, 2015	$167	$245	$(44)	$368

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2015 and 2014 for Level 3 assets and liabilities that were held at December 31, 2015 and 2014.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2015
Cost of goods sold	$37	$(13)	$(2)	$22

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2014
Cost of goods sold	$25	$(33)	$—	$(8)

(1)
Derivatives, net include Level 3 derivative assets and liabilities.

(2)
Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

        Interest rate derivatives—Bunge from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. During 2015, Bunge entered into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. These swap agreements have been designated as fair value hedges. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset.

        As of December 31, 2015, Bunge had fixed-to-variable interest rate agreements having a total notional amount of $500 million that requires Bunge to pay interest at a variable rate and receive interest at 3.5%. These interest rate swap agreements are designated as fair value hedges of $500 million of its 3.5% 2020 Senior Notes (See Note 17).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes the notional amounts of open interest rate positions.

	December 31, 2015
(US$ in millions)	Notional Amount of Hedged Obligation	Notional Amount of Derivative(3)
Interest rate swap agreements	$500	$500
Weighted average rate payable—3 month LIBOR plus 1.91%(1)
Weighted average rate receivable—3.5%(2)

(1)
Interest is payable in arrears semi-annually based on three-month U.S. dollar LIBOR plus 1.91%.

(2)
Interest is receivable in arrears based on a fixed interest rate of 3.5%.

(3)
The interest rate swap agreements mature in 2020.

        Foreign exchange derivatives—Bunge uses a combination of foreign exchange forward, futures, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges. Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

        Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

        The table below summarizes the notional amounts of open foreign exchange positions.

	December 31, 2015
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$—	$(123)	$120	Delta
Forwards	—	(13,280)	8,381	Notional
Futures	118	—	—	Notional
Swaps	—	(812)	67	Notional

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

	December 31, 2015
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(3,022,004)	—	—	Metric Tons
Options	485,191	(12,383)	—	Metric Tons
Forwards	—	(33,613,560)	26,745,000	Metric Tons
Swaps	—	(5,960,885)	892,262	Metric Tons

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at December 31, 2015 and 2014, respectively.

        The table below summarizes the open ocean freight positions.

	December 31, 2015
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	2,120	—	—	Hire Days
FFA Options	(66)	—	—	Hire Days

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

	December 31, 2015
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure(3)
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	14,192,000	—	—	MMBtus
Swaps	—	(1,640,500)	2,797,393	MMBtus
Options	—	—	—	MMBtus
Energy—Other
Futures	(29,882)	—	—	Metric Tons
Forwards	—	—	7,108,552	Metric Tons
Swaps	224,100	—	—	Metric Tons
Options	3,149	—	—	Metric Tons

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statements of income for the years ended December 31, 2015 and 2014.

		Gain or (Loss) Recognized in Income on Derivative Instruments
		December 31,
(US$ in millions)	Location	2015	2014
Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$—	$(8)
Interest Rate	Other income (expense)—net	(2)	—
Foreign Exchange	Foreign exchange gains (losses)	(302)	(124)
Foreign Exchange	Cost of goods sold	(620)	91
Commodities	Cost of goods sold	1,062	(71)
Freight	Cost of goods sold	6	(4)
Energy	Cost of goods sold	(25)	(52)

Total		$119	$(168)

        The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income.

	Year Ended December 31, 2015
			Gain or (Loss) Reclassified from Accumulated OCI into Income		Gain or (Loss) Recognized in Income on Derivatives
		Gain or (Loss) Recognized in Accumulated OCI(1)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$238	$(76)	Foreign exchange gains (losses)	$(76)	Foreign exchange gains (losses)	$—

Total	$238	$(76)		$(76)		$—

Net Investment Hedge:
Foreign Exchange(3)	$1,878	$223	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$1,878	$223		$—		$—

(1)
The gain (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2015, Bunge expects to reclassify into income in the next 12 months $76 million after-tax loss related to its foreign exchange cash flow and nil for net investment hedges.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

(3)
The foreign exchange contracts mature at various dates through November 2020.

	Year Ended December 31, 2014
			Gain or (Loss) Reclassified from Accumulated OCI into Income		Gain or (Loss) Recognized in Income on Derivatives
		Gain or (Loss) Recognized in Accumulated OCI(1)
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$384	$4	Foreign exchange gains (losses)	$9	Foreign exchange gains (losses)	$—

Total	$384	$4		$9		$—

Net Investment Hedge:
Foreign Exchange(3)	$579	$18	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$579	$18		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2014, Bunge expected to reclassify into income in the next 12 months approximately $4 million after-tax gains (losses) related to its foreign exchange cash flow hedges and nil for net investment hedges.

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

currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2015 and 2014 was 4.92% and 4.33%, respectively.

	December 31,
(US$ in millions)	2015	2014
Lines of credit:
Secured, interest rates from 2.33% to 9.75%	$25	$25
Unsecured, fixed interest rates from 13.38% to 18.50%(1)	76	90
Unsecured, variable interest rates from 1.17% to 32.00%(1)	547	479

Total short-term debt	$648	$594

(1)
Includes $130 million and $155 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted-average interest rate of 16.06% and 11.95% as of December 31, 2015 and 2014, respectively.

        Bunge's commercial paper program is supported by an identical amount of committed back up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. On November 20, 2014, Bunge entered into an unsecured $600 million five-year Liquidity Facility with certain lenders party thereto. The Liquidity Facility replaced the then existing $600 million five-year liquidity facility, dated as of November 17, 2011. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2015 and December 31, 2014, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

        In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2015 and 2014, nil and $50 million were outstanding under these bilateral short-term credit lines, respectively. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $626 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2015 to support working capital requirements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LONG-TERM DEBT AND CREDIT FACILITIES

        Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2015	2014
Revolving credit facilities	$752	$538
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	237	—
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	50	—
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	—
5.10% Senior Notes due 2015	—	382
4.10% Senior Notes due 2016	500	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	—
Consolidated investment fund debt(1)	53	195
Other	179	198

Subtotal	3,803	3,263
Less: Current portion of long-term debt	(869)	(408)

Total long-term debt	$2,934	$2,855

(1)
Consolidated investment fund debt matures at various dates through 2018 with no recourse to Bunge. Bunge elected to account for $53 million and $195 million at fair value as of December 31, 2015 and 2014, respectively.

        The fair values of long-term debt, including current portion, at December 31, 2015 and 2014 were $3,940 million and $3,468 million, respectively, calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2015			December 31, 2014
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)
Long-term debt, including current portion	$3,803	$3,887	$53	$3,263	$3,273	$195

        On November 24, 2015, Bunge completed the sale of $500 million aggregate principal amount of unsecured senior notes bearing interest at 3.50% per annum and maturing on November 24, 2020. The senior notes were issued by Bunge's 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of approximately $496 million were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

        On August 10, 2015, Bunge entered into an amendment agreement to its unsecured $1,750 million syndicated revolving credit facility, dated March 17, 2014 (the "Facility"). The amendment agreement

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

extends the maturity date of the Facility to August 10, 2018. Bunge has the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. The amendment agreement also lowers the range of margin applicable to Bunge's borrowings under the Facility. Borrowings under the Facility will bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Bunge will also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each quarterly payment date. Bunge may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision. At December 31, 2015, Bunge had $277 million of borrowings outstanding under the Facility.

        At December 31, 2015, Bunge had $4,263 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $130 million at December 31, 2015 have been mortgaged or otherwise collateralized against long-term debt of $58 million at December 31, 2015.

        Principal Maturities—Principal maturities of long-term debt at December 31, 2015 are as follows:

(US$ in millions)
2016	$869
2017	937
2018	461
2019	1,000
2020	511
Thereafter	24

Total(1)	$3,802

(1)
Excludes unamortized net gains of $4 million related to terminated interest rate swap agreement and unamortized net losses of $3 million related to an open interest rate swap agreement recorded in long-term debt.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2015.

        During the years ended December 31, 2015, 2014 and 2013, Bunge paid interest, net of interest capitalized, of $227 million, $223 million and $330 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. TRADE RECEIVABLES SECURITIZATION PROGRAM

        Bunge and certain of its subsidiaries participate in a trade receivables securitization program ("Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the Purchasers) that provides for funding of up to $700 million against receivables sold into the Program. The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.

        Bunge Finance B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on June 1, 2016. The trade receivables sold under the Program are subject to specified eligibility criteria, including eligible currencies, country and obligor concentration limits.

        As of December 31, 2015, and 2014, $524 million and $599 million, respectively, of receivables sold under the Program were derecognized from Bunge's consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $10,396 million and $12,030 million for the years ended December 31, 2015 and 2014, respectively. In addition, cash collections from customers on receivables previously sold were $10,542 million and $12,202 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2015 and 2014 were $10,601 million and $12,179 million, respectively. These sales resulted in discounts of $5 million, $7 million and $7 million for the years ended December 31, 2015 and 2014 and 2013, respectively, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.

        Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), which at December 31, 2015 and 2014 had a fair value of $79 million and $78 million, respectively, and is included in other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2015 and 2014 were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013.

19. EMPLOYEE BENEFIT PLANS

        Certain U.S., Canadian, European and Brazilian based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States. The U.S. funding policy requires at least those amounts required by the Pension Protection Act of 2006. Assets of the plans consist primarily of equity and fixed income investments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS (Continued)

        Certain United States and Brazil based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.

        Plan Amendments and Transfers In and Out—There were no significant amendments, settlements or transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2015 or 2014.

        The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2015 or 2014. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligation at the beginning of year	$906	$755	$69	$69
Service cost	35	30	—	—
Interest cost	33	36	5	6
Plan curtailments	(6)	—	—	(3)
Actuarial (gain) loss, net	(54)	138	8	11
Employee contributions	6	4	1	1
Plan settlements	(6)	(2)	—	—
Benefits paid	(30)	(29)	(8)	(8)
Expenses paid	(3)	(3)	—	—
Impact of foreign exchange rates	(17)	(23)	(19)	(7)

Benefit obligation at the end of year	$864	$906	$56	$69

Change in plan assets:
Fair value of plan assets at the beginning of year	$650	$614	$—	$—
Actual return on plan assets	(3)	64	—	—
Employer contributions	90	19	7	7
Employee contributions	6	4	1	1
Plan settlements	(6)	(2)	—	—
Benefits paid	(30)	(29)	(8)	(8)
Expenses paid	(3)	(3)	—	—
Impact of foreign exchange rates	(15)	(17)	—	—

Fair value of plan assets at the end of year	$689	$650	$—	$—

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(175)	$(256)	$(56)	$(69)

Net (liability) asset recognized in the balance sheet	$(175)	$(256)	$(56)	$(69)

Amounts recognized in the balance sheet consist of:
Non-current assets	$12	$12	$—	$—
Current liabilities	(5)	(5)	(6)	(7)
Non-current liabilities	(182)	(263)	(50)	(62)

Net liability recognized	$(175)	$(256)	$(56)	$(69)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS (Continued)

        Included in accumulated other comprehensive income for pension benefits at December 31, 2015 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $5 million ($3 million, net of tax) and unrecognized actuarial loss of $182 million ($118 million, net of tax). Expected prior service costs and unrecognized actuarial losses as a component of net periodic benefit costs included in accumulated other comprehensive income in 2016 is $10 million ($6 million, net of tax).

        Included in accumulated other comprehensive income for postretirement healthcare benefits at December 31, 2015 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax), and unrecognized actuarial loss of $4 million ($3 million, net of tax). Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement benefit plans in 2016.

        Bunge has aggregated certain defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2015, $864 million projected benefit obligations includes plans with projected benefit obligations of $758 million which were in excess of the fair value of related plan assets of $570 million. At December 31, 2014, the $906 million projected benefit obligations include plans with projected benefit obligations of $770 million which were in excess of the fair value of related plan assets of $502 million. The accumulated benefit obligation for the defined pension benefit plans, respectively, was $786 million at December 31, 2015 and $814 million at December 31, 2014.

        The following table summarizes information relating to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2015	2014
Projected benefit obligation	$642	$761
Accumulated benefit obligation	$588	$677
Fair value of plan assets	$474	$495

        At December 31, 2015, for measurement purposes related to postretirement benefit plans, an 8.1% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing to 7.4% by 2029, remaining at that level thereafter. At December 31, 2014, for measurement purposes related to postretirement benefit plans, an 7.9% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015, decreasing to 7.0% by 2029, remaining at that level thereafter.

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	$4	$(3)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit costs are as follows for defined benefit pension plans and postretirement benefit plans:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2015	2014	2013	2015	2014	2013
Service cost	$35	$30	$30	$—	$—	$—
Interest cost	33	36	31	5	6	7
Expected return on plan assets	(42)	(39)	(35)	—	—	—
Amortization of prior service cost	1	1	1	—	—	—
Amortization of net loss	12	4	19	—	(1)	—
Curtailment loss	1	—	1	—	(2)	(2)
Settlement loss recognized	1	—	—	—	—	—
Special termination benefit	—	—	3	—	—	—

Net periodic benefit costs	$41	$32	$50	$5	$3	$5

        The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2015	2014	2015	2014
Discount rate	4.2%	3.8%	11.4%	9.8%
Increase in future compensation levels	3.3%	3.5%	N/A	N/A

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.8%	4.9%	4.0%	9.8%	10.0%	7.9%
Expected long-term rate of return on assets	6.7%	6.7%	6.6%	N/A	N/A	N/A
Increase in future compensation levels	3.5%	3.5%	3.7%	N/A	N/A	N/A

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS (Continued)

are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts, anticipated returns are not reduced for taxes.

        Pension Benefit Plan Assets—The objectives of the plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns, with a target asset allocation of approximately 40% fixed income securities and approximately 60% equities. Bunge implements its investment strategy through a combination of indexed mutual funds and a proprietary portfolio of fixed income securities. Bunge's policy is not to invest plan assets in Bunge Limited shares.

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

        The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	Fair Value Measurements at December 31, 2015
	Pension Benefits
(US$ in millions) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$81	$81	$—	$—
Equities:
Mutual Funds(1)	354	306	48	—
Fixed income securities:
Mutual Funds(2)	242	80	162	—
Others(3)	12	—	12	—

Total	$689	$467	$222	$—

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS (Continued)

	Fair Value Measurements at December 31, 2014
	Pension Benefits
(US$ in millions) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$3	$3	$—	$—
Equities:
Mutual Funds(1)	368	310	58	—
Fixed income securities:
Mutual Funds(2)	263	92	171	—
Others(3)	16	2	14	—

Total	$650	$407	$243	$—

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

        Bunge expects to contribute $15 million and $6 million, respectively, to its defined benefit pension and postretirement benefit plans in 2016.

        The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2016	$37	$6
2017	39	6
2018	41	6
2019	43	6
2020	45	5
2021 and onwards	252	23

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $11 million, $12 million and $12 million during the years ended December 31, 2015, 2014 and 2013, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RELATED PARTY TRANSACTIONS

        On April 15, 2015, Bunge and Saudi Agricultural and Livestock Investment Company ("SALIC"), formed a Canadian entity, G3. Bunge has a 51% ownership interest in G3. Bunge accounts for G3 under the equity method of accounting as the ownership interest does not provide Bunge with a controlling financial interest due to certain contractual restrictions. In February 2016, SALIC completed the conversion of debt to equity under the promissory notes granted in favor of G3, thus reducing Bunge's ownership interest from 51% to 35%. Additionally, Bunge has exercised its right under a put option to sell an additional 10% ownership interest in G3 to SALIC for cash, which would further reduce Bunge's ownership interest to 25%. The put transaction is expected to be completed in the first quarter of 2016.

        Notes receivable—Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $10 million at December 31, 2015 which matures in June 2017, with an interest rate of 11%.

        Bunge holds a note receivable from Solazyme Bunge Renewable Oils Coperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $7 million at December 31, 2015 which matures in April 2017, with an interest rate of 14%.

        Bunge had a note receivable from Senwes Limited, its partner in the Bunge Senwes joint venture in South Africa, having a carrying value of $9 million which matured in 2015 and is included in other current assets in Bunge's consolidated balance sheet at December 31, 2014.

        In addition, Bunge held notes receivables from other related parties totaling $6 million and $11 million at December 31, 2015, and 2014, respectively.

        Notes payable—Bunge holds a note payable with its joint venture Bunge SCF Grain LLC with a carrying value of $5 million at December 31, 2015. This note matures on March 21, 2017 with an interest rate of 1 month LIBOR and is included in other long-term liabilities in Bunge's consolidated balance sheet.

        Bunge holds a note payable with its joint venture ProMaiz S.A. with a carrying value of $6 million at December 31, 2015. This note matured on January 20, 2016 with an interest rate of 22% and is included in other short-term liabilities in Bunge's consolidated balance sheet.

        Other—Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated ventures, totaling $757 million, $746 million and $446 million for the years ended December 31, 2015, 2014 and 2013, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated ventures, totaling $351 million, $345 million and $440 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, Bunge had approximately $16 million and $75 million of receivables from these ventures included in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2015 and 2014, Bunge had approximately $25 million and $73 million of payables to these ventures included in trade accounts payable in the consolidated balance sheets as of those dates.

        In addition, Bunge provided services during the years ended December 31, 2015, 2014 and 2013, to its unconsolidated ventures totaling $106 million, $111 million and $81 million, respectively, for services including primarily tolling and administrative support. Bunge believes all of these transaction values are similar to those that would be conducted with third parties.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES

        Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge's financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge's position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at December 31, 2015 and 2014 are the following amounts related to these matters:

(US$ in millions)	December 31, 2015	December 31, 2014
Tax claims	$163	$225
Labor claims	75	86
Civil and other claims	78	107

Total	$316	$418

        Tax claims (non-income tax)—These tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.

        On February 13, 2015, Brazil's Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management's review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge's pending cases, management recorded a liability of 468 million Brazilian reais (approximately $120 million and $177 million as of December 31, 2015 and 2014, respectively), plus applicable interest. Management intends to continue to vigorously defend against its pending state cases.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

        During the year, Bunge's Brazilian subsidiaries received in excess of 150 ICMS assessments which ranged from less than 10 Brazilian reais to 70 million Brazilian reais (approximately $18 million). In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge's sugar milling subsidiaries for the years 2010 through 2011 and proposed adjustments totaling approximately 45 million Brazilian reais (approximately $12 million as of December 31, 2015), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has determined that no reserves are required.

        As of December 31, 2015 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments relating to years 2004 through 2010. As of December 31, 2015, the cumulative claims for 2004 through 2010 were approximately 500 million Brazilian reais (approximately $128 million), plus applicable interest and penalties on the outstanding amount. As of December 31, 2014, the claims for 2004-2007, 2008 and 2009 were approximately 430 million Brazilian reais (approximately $110 million as of December 31, 2015), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

        Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge's subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of December 31, 2015, totaled approximately $205 million. In 2012, the Argentine government suspended Bunge's Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge's business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

        Labor claims—The labor claims are principally claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and other—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry and others for alleged anticompetitive activities in the north and northeast of Brazil. Bunge intends to defend against this action; however, the proceedings are at an early stage and Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2015:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)	$75
Residual value guarantee(2)	154

Total	$229

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2015, Bunge had no outstanding recorded obligation related to these guarantees.

(2)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At December 31, 2015, Bunge's recorded obligation related to these guarantees was $5 million.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries. At December 31, 2015, Bunge's consolidated balance sheet includes debt with a carrying amount of $4,081 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Future Minimum Payment Obligations
2016	$89	$60	$149
2017 and 2018	115	59	174
2019 and 2020	93	56	149
2021 and thereafter	85	165	250

Total	$382	$340	$722

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $39 million during the year ended December 31, 2015 and expects to receive payments of approximately $6 million in 2016 and $3 million in 2017 under such relet agreements.

        Commitments—At December 31, 2015, Bunge had approximately $5 million of purchase commitments related to its inventories, $81 million of power supply contracts and $177 million of contractual commitments related to construction in progress.

22. EQUITY

        Share Repurchase Program—In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge repurchased 1,411,210 common shares for $100 million under this program during the third quarter ended September 30, 2015. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2015. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1331 common shares based on a conversion price of $88.2501 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,818,390 Bunge Limited common shares at December 31, 2015).

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2015, 2014 and 2013, Bunge recorded $34 million of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. EQUITY (Continued)

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$(1,265)	$3	$(157)	$9	$(1,410)
Other comprehensive income (loss) before reclassifications	(1,217)	—	68	5	(1,144)
Amount reclassified from accumulated other comprehensive income	(4)	(25)	20	(9)	(18)

Net-current period other comprehensive income (loss)	(1,221)	(25)	88	(4)	(1,162)

Balance, December 31, 2013	(2,486)	$(22)	(69)	5	(2,572)
Other comprehensive income (loss) before reclassifications	(1,411)	21	(90)	(2)	(1,482)
Amount reclassified from accumulated other comprehensive income (loss)	—	(9)	5	—	(4)

Net-current period other comprehensive income (loss)	(1,411)	12	(85)	(2)	(1,486)

Balance, December 31, 2014	(3,897)	$(10)	(154)	3	(4,058)
Other comprehensive income (loss) before reclassifications	(2,546)	147	7	—	(2,392)
Amount reclassified from accumulated other comprehensive income (loss)	—	77	13	—	90

Net-current period other comprehensive income (loss)	(2,546)	224	20	—	(2,302)

Balance, December 31, 2015	$(6,443)	$214	$(134)	$3	$(6,360)

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

23. EARNINGS PER COMMON SHARE

        Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, convertible preference shares and convertible notes during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. EARNINGS PER COMMON SHARE (Continued)

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2015	2014	2013
Income from continuing operations	$755	$485	$110
Net (income) loss attributable to noncontrolling interests	1	(2)	99

Income (loss) from continuing operations attributable to Bunge	756	483	209

Other redeemable obligations(1)	(19)	(14)	(42)
Convertible preference share dividends	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	35	32	97

Net income (loss) available to Bunge common shareholders	$738	$467	$230

Weighted-average number of common shares outstanding:
Basic	143,671,546	146,209,508	147,204,082
Effect of dilutive shares:
—stock options and awards(2)	749,031	1,021,270	1,053,227
—convertible preference shares(3)	7,818,390	—	—

Diluted	152,238,967	147,230,778	148,257,309

Basic earnings per common share:
Net income (loss) from continuing operations	$4.90	$2.98	$0.91
Net income (loss) from discontinued operations	0.24	0.22	0.66

Net income (loss) to Bunge common shareholders—basic	$5.14	$3.20	$1.57

Diluted earnings per common share:
Net income (loss) from continuing operations	$4.84	$2.96	$0.90
Net income (loss) from discontinued operations	0.23	0.21	0.65

Net income (loss) to Bunge common shareholders—diluted	$5.07	$3.17	$1.55

(1)
Accretion of redeemable noncontrolling interest of $19 million, $14 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. EARNINGS PER COMMON SHARE (Continued)

  the respective periods includes the effect of losses incurred by the operations for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 3 million, 2 million and 3 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Weighted-average common share outstanding-diluted for the years ended December 31, 2014 and 2013 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

24. SHARE-BASED COMPENSATION

        For the years ended December 31, 2015, 2014 and 2013, Bunge recognized approximately $46 million, $49 million and $53 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards in additional paid-in capital.

        Bunge grants equity awards under the 2009 Equity Incentive Plan (the "2009 EIP"), a shareholder approved plan. Under the 2009 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. The 2009 EIP replaced the Bunge Limited Equity Incentive Plan, under which no further awards may be granted. Share requirements may be met from unissued, treasury and/or shares purchased on the open market or through private purchase.

        (i) Stock Option Awards—Options to purchase Bunge Limited common shares are granted with an exercise price equal to the grant date fair market value of Bunge common stock, vest over service periods that generally range from one to three years, and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the Equity Incentive Plan and the 2009 EIP. Compensation expense is recognized for option grants beginning in 2006 on a straight-line basis and for options granted prior to 2006, compensation expense is recognized on an accelerated basis over the vesting period of each grant.

        (ii) Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge common stock upon the lapse of related restrictions determined by the Compensation Committee. Restrictions on RSUs may be based on continued service by the recipient through the designated term and/or based on the achievement of certain performance targets. These targets may be financial or market-based, and the number of units actually earned varies based on the level of achievement of predefined goals. RSUs vest in various increments and at various dates, generally over periods ranging from one to five years. Vesting may be accelerated under certain circumstances as defined in the 2009 EIP or associate Award Agreements. RSUs are generally settled in shares of Bunge common stock upon satisfaction of the applicable vesting terms. Where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding dividend equivalent share payments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

        Bunge has also established the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (the "2007 Directors' Plan"), a shareholder approved plan. Under the 2007 Directors' Plan, the compensation committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options. The 2007 Directors' Plan replaced the Non-Employee Directors Equity Incentive Plan, under which no further awards may be granted.

        (i) Stock Option Awards—Options to purchase Bunge Limited common shares are granted with an exercise price equal to the grant date fair market value of Bunge Limited common stock. Options expire ten years after the date of grant and generally vest and are generally exercisable on the third anniversary of the grant date. Vesting may be accelerated in certain circumstances as provided in the 2007 Directors' Plan.

        (ii) Restricted Stock Units—Restricted stock units granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in Bunge Limited common stock. RSUs granted as part of our Chairman's supplemental annual retainer vest on December 31 of the year of grant. At the time of payment, a participant holding a restricted stock unit or deferred restricted stock unit is also entitled to receive corresponding dividend equivalent share payments.

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

	December 31,
Assumptions:	2015	2014	2013
Expected option term (in years)	5.87	6.02	6.00
Expected dividend yield	1.67%	1.51%	1.45%
Expected volatility	27.47%	40.91%	43.23%
Risk-free interest rate	1.73%	1.84%	1.01%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

        A summary of option activity under the plans for the year ended December 31, 2015 is presented below (Aggregate intrinsic values in U.S. dollar millions):

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	4,533,492	$73.70
Granted	868,825	81.61
Exercised	(455,612)	64.48
Forfeited or expired	(151,034)	85.37

Outstanding at December 31, 2015	4,795,671	$75.64	6.01	$7

Exercisable at December 31, 2015	3,249,937	$73.58	4.78	$7

        The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $19.36, $28.25 and $26.95, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $11 million, $34 million and $29 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

        At December 31, 2015, $17 million of total unrecognized compensation cost related to non-vested stock options granted under the Equity Incentive Plan is expected to be recognized over the next two years.

        A summary of activity under Bunge's restricted stock unit plans for the year ended December 31, 2015 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2015(1)	1,149,538	$74.49
Granted	499,961	81.97
Vested/issued(2)	(250,656)	72.07
Forfeited/cancelled(2)	(238,215)	70.32

Restricted stock units at December 31, 2015(1)	1,160,628	$79.16

(1)
Excludes accrued unvested dividends, which are payable in shares upon vesting of Bunge's common shares.

(2)
During the year ended December 31, 2015, Bunge issued 499,961 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $81.83 per share. During the year ended December 31, 2015, Bunge canceled approximately 205,351 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets and performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

        The fair value of RSU and performance based awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $81.97, $79.26 and $74.40, respectively.

        At December 31, 2015, there was approximately $41 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements under the 2009 EIP, the Equity Incentive Plan and the 2007 Non-Employee Directors' Plan, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2015 was approximately $20 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan and the 2009 EIP provide that 600,000 and 10,000,000 common shares, respectively, are to be reserved for grants of stock options, stock awards and other awards under the plans. At December 31, 2015, 235,321 and 2,385,479 common shares were available for future grants under the 2007 Directors' Plan and the 2009 EIP, respectively.

25. LEASE COMMITMENTS

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2015 are as follows:

(US$ in millions)	Minimum Lease Payments
2016	$133
2017	102
2018	85
2019	65
2020	54
Thereafter	195

Total	$634

        Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Rent expense	$182	$259	$204
Sublease income	(6)	(22)	(23)

Net rent expense	$176	$237	$181

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 211,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. LEASE COMMITMENTS (Continued)

variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2015, 2014 and 2013, Bunge made payments related to these agreements of $125 million, $162 million and $169 million, respectively. Of these amounts $75 million, $95 million and $107 million, respectively, were payments for advances on future production and $50 million, $67 million and $62 million, respectively, were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.

26. SEGMENT INFORMATION

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

26. SEGMENT INFORMATION (Continued)

valued at market. The revenues generated from these transfers are shown in the following table as "Inter-segment revenues" segments.

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated	Total
2015
Net sales to external customers	$31,267	$6,698	$1,609	$3,495	$386	$—	$43,455
Inter-segment revenues	3,499	178	37	12	—	(3,726)	—
Gross profit	1,858	404	237	164	30	—	2,693
Foreign exchange gains (losses)	67	—	(8)	(68)	1	—	(8)
Noncontrolling interests(1)	(9)	(8)	—	—	(1)	19	1
Other income (expense)—net	(3)	4	(3)	(15)	(1)	—	(18)
Segment EBIT(3)	1,108	59	103	(27)	5	—	1,248
Discontinued operations(2)	—	—	—	—	—	35	35
Depreciation, depletion and amortization	(234)	(90)	(46)	(160)	(15)	—	(545)
Investments in affiliates	249	—	—	80	—	—	329
Total assets	11,840	1,963	1,343	2,318	299	159	17,922
Capital expenditures	359	63	60	125	17	25	649
2014
Net sales to external customers	$42,109	$7,972	$2,064	$4,542	$474	$—	$57,161
Inter-segment revenues	3,510	161	88	—	—	(3,759)	—
Gross profit	1,742	548	311	(41)	61	—	2,621
Foreign exchange gains (losses)	39	(4)	(8)	19	1	—	47
Noncontrolling interests(1)	(23)	(9)	—	(1)	(5)	36	(2)
Other income (expense)—net	8	5	(4)	10	(2)	—	17
Segment EBIT	890	58	131	(168)	45	—	956
Discontinued operations(2)	—	—	—	—	—	32	32
Depreciation, depletion and amortization	(240)	(96)	(47)	(208)	(16)	—	(607)
Investments in affiliates	178	—	—	116	—	—	294
Total assets	14,275	2,235	1,174	3,143	356	249	21,432
Capital expenditures	411	95	103	193	16	21	839
2013
Net sales to external customers	$45,507	$9,165	$2,012	$4,215	$448	$—	$61,347
Inter-segment revenues	4,978	138	9	61	3	(5,189)	—
Gross profit	1,797	540	262	92	69	—	2,760
Foreign exchange gains (losses)	41	5	(1)	3	5	—	53
Noncontrolling interests(1)	31	(7)	—	9	(5)	71	99
Other income (expense)—net	(2)	10	2	—	34	—	44
Segment EBIT	1,032	163	125	(60)	69	—	1,329
Discontinued operations(2)	—	—	—	—	—	97	97
Depreciation, depletion and amortization	(240)	(99)	(28)	(184)	(17)	—	(568)
Investments in affiliates	185	—	—	56	—	—	241
Total assets	18,898	2,420	1,242	3,512	353	356	26,781
Capital expenditures	395	146	56	346	23	76	1,042

(1)
Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

(2)
Represents net income (loss) from discontinued operations.

(3)
In addition, Bunge recorded pre-tax impairment charges of $57 million, of which $15 million, $14 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and goodwill impairment, respectively primarily related to the announced closure of an oil packaging plant in the United States, the impairment of an equity method investment in a freight shipping company in Europe, and a pre-tax goodwill impairment charge related to the tomato products business in Brazil. Of these pre-tax impairment charges, $14 million was allocated to the Agribusiness segment and $28 million was allocated to the Edible Oil segment.

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Total segment EBIT from continuing operations	$1,248	$956	$1,329
Interest income	43	87	76
Interest expense	(258)	(347)	(363)
Income tax (expense) benefit	(296)	(249)	(904)
Income (loss) from discontinued operations, net of tax	35	32	97
Noncontrolling interests' share of interest and tax	19	36	71

Net income attributable to Bunge	$791	$515	$306

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Agricultural Commodity Products	$31,267	$42,109	$45,507
Edible Oil Products	6,698	7,972	9,165
Wheat Milling Products	1,054	1,462	1,226
Corn Milling Products	555	602	786
Sugar and Bioenergy Products	3,495	4,542	4,215
Fertilizer Products	386	474	448

Total	$43,455	$57,161	$61,347

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Net sales to external customers:
Europe	$14,346	$18,234	$19,821
United States	10,256	12,199	12,764
Brazil	6,117	10,422	9,679
Asia-Pacific	8,680	10,932	12,516
Argentina	1,490	1,857	2,609
Canada	1,245	1,784	2,220
Rest of world	1,321	1,733	1,738

Total	$43,455	$57,161	$61,347

	Year Ended December 31,
(US$ in millions)	2015	2014	2013
Long-lived assets(1):
Europe	$1,074	$1,181	$1,301
United States	1,130	1,022	965
Brazil	2,086	2,711	3,145
Asia-Pacific	558	572	565
Argentina	204	257	248
Canada	400	347	316
Rest of world	377	480	540

Total	$5,829	$6,570	$7,080

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2015
Net sales	$10,806	$10,782	$10,762	$11,105	$43,455
Gross profit	710	535	745	703	2,693
Income (loss) from discontinued operations, net of tax	14	1	21	(1)	35
Net income (loss)	260	93	234	203	790
Net income (loss) attributable to Bunge	263	86	239	203	791
Earnings per common share—basic(1)
Net income (loss)	$1.79	$0.65	$1.63	$1.42	$5.50

Net income (loss) from continuing operations	$1.61	$0.50	$1.45	$1.33	$4.90
Net income (loss) from discontinued operations	0.10	0.01	0.14	(0.01)	0.24

Net income (loss) to Bunge common shareholders	$1.71	$0.51	$1.59	$1.32	$5.14

Earnings per common share—diluted(1)
Net income (loss)	$1.69	$0.64	$1.54	$1.35	$5.19

Net income (loss) from continuing operations	$1.58	$0.50	$1.42	$1.31	$4.84
Net income (loss) from discontinued operations	0.09	—	0.14	(0.01)	0.23

Net income (loss) to Bunge common shareholders	$1.67	$0.50	$1.56	$1.30	$5.07

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	145,164,587	143,726,689	143,361,057	142,466,906	143,671,546
Weighted-average number of shares outstanding—diluted	153,817,713	144,626,753	151,794,399	150,744,716	152,238,967
Market price:
High	$92.31	$92.85	$89.86	$79.41
Low	$78.50	$83.16	$68.94	$61.81
2014
Net sales	$13,461	$16,793	$13,676	$13,231	$57,161
Gross profit	414	793	719	695	2,621
Income (loss) from discontinued operations, net of tax	(5)	15	27	(5)	32
Net income (loss)	(19)	277	304	(45)	517
Net income (loss) attributable to Bunge	(13)	288	294	(54)	515
Earnings per common share—basic(1)
Net income (loss)	$(0.13)	$1.89	$2.09	$(0.31)	$3.54

Net income (loss) from continuing operations	$(0.15)	$1.75	$1.77	$(0.39)	$2.98
Net income (loss) from discontinued operations	(0.03)	0.10	0.19	(0.04)	0.22

Net income (loss) to Bunge common shareholders	$(0.18)	$1.85	$1.96	$(0.43)	$3.20

Earnings per common share—diluted(1)
Net income (loss)	$(0.13)	$1.79	$1.97	$(0.31)	$3.51

Net income (loss) from continuing operations	$(0.15)	$1.71	$1.73	$(0.39)	$2.96
Net income (loss) from discontinued operations	(0.03)	0.10	0.17	(0.04)	0.21

Net income (loss) to Bunge common shareholders	$(0.18)	$1.81	$1.90	$(0.43)	$3.17

Weighted-average number of shares:
Weighted-average number of shares outstanding—basic	147,497,638	146,477,301	145,528,313	145,365,696	146,209,508
Weighted-average number of shares outstanding—diluted	147,497,638	155,039,427	154,189,825	145,365,696	147,230,778
Market price:
High	$81.92	$81.38	$86.36	$92.91
Low	$73.51	$74.68	$73.54	$80.97

(1)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2015 and 2014 does not equal the total computed for the year.

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

February 25, 2016	By:	/s/ SOREN SCHRODER Soren Schroder Chief Executive Officer
February 25, 2016	By:	/s/ ANDREW J. BURKE Andrew J. Burke Chief Financial Officer
February 25, 2016	By:	/s/ J. MATT SIMMONS, JR. J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 25, 2016	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 25, 2016	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 25, 2016	By:	/s/ CAROL M. BROWNER Carol M. Browner Director

S-1

February 25, 2016	By:	/s/ PAUL CORNET DE WAYS-RUART Paul Cornet De Ways-Ruart Director
February 25, 2016	By:	/s/ BERNARD DE LA TOUR D'AUVERGNE LAURAGUAIS Bernard de La Tour d'Auvergne Lauraguais Director
February 25, 2016	By:	/s/ WILLIAM ENGELS William Engels Director
February 25, 2016	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 25, 2016	By:	/s/ KATHLEEN HYLE Kathleen Hyle Director
February 25, 2016	By:	/s/ JOHN E. MCGLADE John E. McGlade Director
February 25, 2016	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director and Chairman of the Board of Directors

S-2