Form 10-Q
period 2016-03-31
Bunge LTD
filed 2016-04-28
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 139,378,060

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$8,916	$10,806
Cost of goods sold	(8,296)	(10,096)

Gross profit	620	710
Selling, general and administrative expenses	(314)	(331)
Interest income	10	11
Interest expense	(57)	(53)
Foreign exchange gains (losses)	21	(7)
Other income (expense) — net	(5)	1

Income from continuing operations before income tax	275	331
Income tax (expense) benefit	(34)	(85)

Income (loss) from continuing operations	241	246
Income (loss) from discontinued operations, net of tax	(9)	14

Net income (loss)	232	260
Net (income) loss attributable to noncontrolling interests	3	3

Net income (loss) attributable to Bunge	235	263
Convertible preference share dividends and other obligations	(13)	(14)

Net income (loss) available to Bunge common shareholders	$222	$249

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$1.64	$1.61
Net income (loss) from discontinued operations	(0.07)	0.10

Net income (loss) attributable to Bunge common shareholders	$1.57	$1.71

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$1.60	$1.58
Net income (loss) from discontinued operations	(0.06)	0.09

Net income (loss) attributable to Bunge common shareholders	$1.54	$1.67

Dividends per common share	$0.38	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$232	$260
Other comprehensive income (loss):
Foreign exchange translation adjustment	520	(1,339)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil in 2016 and nil in 2015	(184)	42
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil in 2016 and nil in 2015	7	13
Pension adjustment, net of tax (expense) benefit of nil in 2016 and nil in 2015	—	3
Total other comprehensive income (loss)	343	(1,281)
Total comprehensive income (loss)	575	(1,021)
Less: comprehensive (income) loss attributable to noncontrolling interests	(6)	10
Total comprehensive income (loss) attributable to Bunge	$569	$(1,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$523	$411
Time deposits under trade structured finance program (Note 4)	242	325
Trade accounts receivable (less allowances of $141 and $125) (Note 12)	1,958	1,607
Inventories (Note 5)	4,807	4,466
Deferred income taxes	112	208
Other current assets (Note 6)	3,781	3,899
Total current assets	11,423	10,916

Property, plant and equipment, net	4,884	4,736
Goodwill	429	418
Other intangible assets, net	339	326
Investments in affiliates	330	329
Deferred income taxes	557	417
Other non-current assets (Note 7)	977	772
Total assets	$18,939	$17,914
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$810	$648
Current portion of long-term debt (Note 11)	213	869
Letter of credit obligations under trade structured finance program (Note 4)	242	325
Trade accounts payable	3,284	2,675
Deferred income taxes	92	60
Other current liabilities (Note 9)	2,451	2,763
Total current liabilities	7,092	7,340
Long-term debt (Note 11)	3,845	2,926
Deferred income taxes	212	209
Other non-current liabilities	786	750
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	41	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2016 and 2015 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2016 — 139,703,904 shares, 2015 — 142,483,467 shares	1	1
Additional paid-in capital	5,108	5,105
Retained earnings	7,900	7,725
Accumulated other comprehensive income (loss) (Note 15)	(6,026)	(6,360)
Treasury shares, at cost - 2016 - 12,551,432 and 2015 - 9,586,083 shares, respectively	(901)	(720)
Total Bunge shareholders’ equity	6,772	6,441
Noncontrolling interests	191	211
Total equity	6,963	6,652
Total liabilities and equity	$18,939	$17,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$232	$260
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	78	(225)
Bad debt expense	11	7
Depreciation, depletion and amortization	113	120
Stock-based compensation expense	13	13
Deferred income tax expense (benefit)	32	16
Other, net	12	(18)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(301)	221
Inventories	(222)	471
Secured advances to suppliers	78	(226)
Trade accounts payable and accrued liabilities	442	38
Net unrealized gain/loss on derivative contracts	(410)	(275)
Margin deposits	100	10
Other, net	(101)	(104)
Cash provided by (used for) operating activities	77	308
INVESTING ACTIVITIES
Payments made for capital expenditures	(110)	(117)
Acquisitions of businesses (net of cash acquired)	—	(48)
Proceeds from investments	158	60
Payments for investments	(251)	(71)
Settlement of net investment hedges	1	—
Payments for investments in affiliates	(11)	(10)
Other, net	1	(2)
Cash provided by (used for) investing activities	(212)	(188)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	152	67
Proceeds from short-term debt with maturities greater than 90 days	89	148
Repayments of short-term debt with maturities greater than 90 days	(56)	(143)
Proceeds from long-term debt	3,094	1,461
Repayments of long-term debt	(2,810)	(1,319)
Proceeds from sale of common shares	—	10
Repurchases of common shares	(181)	(200)
Dividends paid	(62)	(58)
Return of capital to noncontrolling interest	(6)	—
Other, net	(1)	(1)
Cash provided by (used for) financing activities	219	(35)
Effect of exchange rate changes on cash and cash equivalents	28	(67)
Net increase (decrease) in cash and cash equivalents	112	18
Cash and cash equivalents, beginning of period	411	362
Cash and cash equivalents, end of period	$523	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	(3)	—	—	—	—	—	235	—	—	(3)	232
Accretion of noncontrolling interests	5	—	—	—	—	(5)	—	—	—	—	(5)
Other comprehensive income (loss)	2	—	—	—	—	—	—	334	—	9	343
Dividends on common shares	—	—	—	—	—	—	(52)	—	—	—	(52)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Noncontrolling decrease from redemption	—	—	—	—	—	(2)	—	—	—	(4)	(6)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Stock-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2,965,349)	—	—	—	—	(181)	—	(181)
Issuance of common shares	—	—	—	185,786	—	(3)	—	—	—	—	(3)
Balance, March 31, 2016	$41	6,900,000	$690	139,703,904	$1	$5,108	$7,900	$(6,026)	$(901)	$191	$6,963

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(5)	—	—	—	—	—	263	—	—	(3)	260
Accretion of noncontrolling interest	6	—	—	—	—	(6)	—	—	—	—	(6)
Other comprehensive income (loss)	(4)	—	—	—	—	—	—	(1,274)	—	(7)	(1,281)
Dividends on common shares	—	—	—	—	—	—	(49)	—	—	—	(49)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2,460,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	358,474	—	10	—	—	—	—	10
Balance, March 31, 2015	$34	6,900,000	$690	143,601,072	$1	$5,070	$7,386	$(5,332)	$(620)	$234	$7,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2015 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, forming part of Bunge’s 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments with the exception of those leases with a term of 12 months or less. The new provisions will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Other: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted except for certain provisions. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The initial effective date is for interim and annual periods beginning on or after December 15, 2016, however, in August 2015, the FASB issued an ASU effectively deferring the implementation date by one year. In addition, the ASU permits companies to early adopt the guidance as of the original effective date, but not before January 1, 2017. The new requirements may be implemented either retrospectively for all prior periods presented, or retrospectively with a cumulative-effect adjustment at the date of initial application.  Subsequent to the issuance of the original guidance in Topic 606, the FASB issued in March and April 2016, respectively, ASU 2016-08 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing and ASU 2016-10 Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to improve the guidance in that Topic.  Bunge is evaluating the expected impact of the standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements - In April 2015, the FASB issued ASU 2015-03  Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. Bunge adopted this ASU upon its effective date of January 1, 2016 and the adoption did not have a material impact on Bunge’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 (Topic 810) Consolidation-Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance and requires companies to reevaluate all legal entities under revised consolidation guidance. The revised consolidation rules provide guidance for evaluating: i) limited partnerships and similar entities for consolidation, ii) how decision maker or service provider fees affect the consolidation analysis, iii) how interests held by related parties affect the consolidation analysis and iv) the consolidation analysis required for certain investment funds. The standard is effective for interim and annual reporting periods beginning after December 15, 2015.

Bunge adopted ASU 2015-02 upon its effective date of January 1, 2016 using a modified retrospective approach. As a result of the initial application of ASU 2015-02, Bunge deconsolidated a Brazilian grain terminal and the remaining of its previously consolidated private equity and other investment funds. There was no cumulative effect to retained earnings as a result of the deconsolidation of these entities since there was no difference between the net amounts subtracted from Bunge’s financial statements and the retained interest in those entities.

3.                                      BUSINESS ACQUISITIONS

On January 29, 2016, SALIC Canada Limited (“SALIC”) received the final regulatory approval for its conversion of two non-interest bearing convertible promissory notes issued to SALIC by G3 of $106 million into 148,323,000 common shares.  This conversion was completed on February 1, 2016 increasing SALIC’s ownership percentage in G3 from 49% to 65% and reducing Bunge Canada’s ownership in G3 from 51% to 35%.  On the same day, Bunge Canada and SALIC transferred all of their common shares in the capital of G3 to G3 Global Holdings Limited Partnership in exchange for additional Class A limited partnership units in G3 Global Holdings Limited Partnership.  As a result, as of February 1, 2016, G3 Global Holdings Limited Partnership became the holder of all of the issued and outstanding common shares in G3.

On March 30, 2016, Bunge Canada, under the G3 Global Holdings Shareholders Agreement, exercised a contractual put right and sold 10% of its common shares to SALIC in exchange for $37 million of cash so that Bunge Canada now holds 25% ownership of G3 Global Holdings Limited Partnership and SALIC holds 75% ownership.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, and time deposits denominated in either the local currency of the financial institution counterparties or in U.S. dollar, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at March 31, 2016 and December 31, 2015, related to the program.   The fair values approximated the carrying amount of the related financial instruments due to their short-term nature.

	March 31,	December 31,
(US$ in millions)	2016	2015
Assets:
Carrying value of time deposits	$242	$325
Fair value (Level 2 measurement) of time deposits	$242	$325

Liabilities:
Carrying value of letters of credit obligations and foreign exchange contracts	$242	$325

Fair value (Level 2 measurement) of letters of credit obligations	$242	$323
Fair value (Level 2 measurement) of foreign exchange forward contracts-(gains) losses	—	2
Total fair value (Level 2 measurement) of letters of credit obligations and foreign exchange contracts	$242	$325

As of March 31, 2016 and December 31, 2015, time deposits, LCs, and foreign exchange contracts of $3,580 million and $3,394 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.  At March 31, 2016 and December 31, 2015, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.29% and 2.21%, respectively.  During the three months ended March 31, 2016 and 2015, total net proceeds from issuances of LCs were $1,396 million and $1,922 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

5.                                      INVENTORIES

Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories carried at fair value, which are non-perishable with a high shelf life and exceptionally liquid due to their homogenous nature and widely available markets with international pricing mechanisms.  All other inventories are carried at lower of cost or market.

	March 31,	December 31,
(US$ in millions)	2016	2015
Agribusiness (1)	$3,914	$3,533
Edible Oil Products (2)	347	356
Milling Products	177	164
Sugar and Bioenergy (3)	305	350
Fertilizer	64	63
Total	$4,807	$4,466

(1)             Includes RMI of $3,769 million and $3,393 million at March 31, 2016 and December 31, 2015, respectively.  Of these amounts $2,877 million and $2,513 million can be attributable to merchandising activities at March 31, 2016 and December 31, 2015, respectively.

(2)             Includes RMI of bulk soybean and canola oil in the aggregate amount of $108 million and $110 million at March 31, 2016 and December 31, 2015, respectively.

(3)             Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $80 million and $163 million at March 31, 2016 and December 31, 2015, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2016	2015
Prepaid commodity purchase contracts (1)	$236	$287
Secured advances to suppliers, net (2)	552	521
Unrealized gains on derivative contracts, at fair value	1,473	1,456
Recoverable taxes, net	289	364
Margin deposits	368	467
Marketable securities, at fair value and other short-term investments	344	234
Deferred purchase price receivable, at fair value (3)	80	79
Prepaid expenses	149	132
Other	290	359
Total	$3,781	$3,899

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $2 million at March 31, 2016 and December 31, 2015.

Interest earned on secured advances to suppliers of $11 million for each of the three months ended March 31, 2016 and 2015 is included in net sales in the condensed consolidated statements of income.

(3)             Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded on the condensed consolidated balance sheets for marketable securities and other short-term investments.

	March 31,	December 31,
(US$ in millions)	2016	2015
Foreign government securities	$85	$61
Corporate debt securities	112	92
Certificate of deposits/time deposits	147	55
Other	—	26
Total marketable securities and other short-term investments	$344	$234

As of March 31, 2016, total marketable securities and other short-term investments includes $159 million of assets classified as held-to-maturity and $185 million as trading. As of December 31, 2015, total marketable securities and other short-term investments includes $76 million of assets classified as held-to-maturity and $158 million as trading.  Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value. For the three months ended March 31, 2016 and 2015, we recognized a net gain of $8 million and $7 million, respectively, related to trading securities.

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2016	2015
Recoverable taxes, net (1)	$214	$133
Judicial deposits (1)	131	119
Other long-term receivables	28	23
Income taxes receivable (1)	279	195
Long-term investments	53	49
Affiliate loans receivable, net	21	15
Long-term receivables from farmers in Brazil, net (1)	128	117
Other	123	121
Total	$977	$772

(1)                                     These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take in excess of five years.

Recoverable taxes, net-Recoverable taxes are reported net of valuation allowances of $22 million and $20 million at March 31, 2016 and December 31, 2015, respectively.

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

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil.

	March 31,	December 31,
(US$ in millions)	2016	2015
Legal collection process (1)	$136	$119
Renegotiated amounts (2)	59	58
Other long-term receivables	41	40
Total	$236	$217

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2016 and the year ended December 31, 2015 was $221 million and $214 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2016		December 31, 2015
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$85	$75	$78	$69
Renegotiated amounts	39	33	37	31
For which no allowance has been provided:
Legal collection process	51	—	41	—
Renegotiated amounts	20	—	21	—
Other long-term receivables	41	—	40	—
Total	$236	$108	$217	$100

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended
	March 31,
(US$ in millions)	2016	2015
Beginning balance	$100	$153
Bad debt provisions	—	1
Recoveries	—	(2)
Transfers (1)	—	4
Foreign exchange translation	8	(26)
Ending balance	$108	$130

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

For the three months ended March 31, 2016 and 2015, income tax expense related to continuing operations was $34 million and $85 million, respectively, resulting in effective tax rates of 12% and 26%. The lower rate in 2016 was primarily due to certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America partially offset by an income tax charge of $32 million recorded for an uncertain tax position related to Asia. Excluding the effect of the two discrete items noted above and certain other discrete items our effective tax rate for the three months ended March 31, 2016 was 27%.

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

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2016	2015
Accrued liabilities	$638	$688
Unrealized losses on derivative contracts at fair value	1,221	1,471
Advances on sales	315	371
Other	277	233
Total	$2,451	$2,763

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2016				December 31, 2015
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,227	$730	$3,957	$—	$3,421	$245	$3,666
Trade accounts receivable(1)		10		10	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	11	—	11	—	—	—	—
Foreign exchange	1	16	—	17	—	30	—	30
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	10	441	—	451	9	176	—	185
Commodities	231	601	89	921	252	696	220	1,168
Freight	62	—		62	65	—	—	65
Energy	11	—	—	11	7	—	1	8
Deferred purchase price receivable (Note 12)	—	80	—	80	—	79	—	79
Other (3)	42	371	—	413	68	176	—	244
Total assets	$357	$4,757	$819	$5,933	$401	$4,584	$466	$5,451
Liabilities:
Trade accounts payable(1)	$—	$348	$291	$639	$—	$399	$44	$443
Unrealized loss on designated derivative contracts (4):
Interest rate	—	—	—	—	—	3	—	3
Foreign exchange	—	184	—	184	—	15	—	15
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	—	201	—	201	1	605	—	606
Commodities	306	381	70	757	402	304	52	758
Freight	57	—	1	58	56	—	—	56
Energy	15	3	2	20	31	—	2	33
Total liabilities	$378	$1,118	$364	$1,860	$490	$1,326	$98	$1,914

(1)             Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $10 million and $639 million, at March 31, 2016 and $6 million and $443 million at December 31, 2015, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at March 31, 2016 and December 31, 2015, respectively.

(3)             Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at March 31, 2016 and December 31, 2015, respectively.

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

Readily marketable inventories — RMI reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where Bunge’s inventories are located. In such cases, the inventory is classified within Level 2.  Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2016 and December 31, 2015.

Level 3 Readily marketable inventories and other — The significant unobservable inputs resulting in Level 3 classification for RMI physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada.  In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices for freight, premiums and discounts to value its contracts.  Movements in the price of these unobservable inputs alone would not have a material effect on Bunge’s financial statements as these contracts do not typically exceed one future crop cycle.

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2016	$167	$245	$(44)	$368
Total gains and (losses), realized/unrealized included in cost of goods sold	(85)	11	5	(69)
Purchases	—	537	(195)	342
Sales	—	(248)	—	(248)
Issuances	—	—		—
Settlements	(66)	—	—	(66)
Transfers into Level 3		192	(57)	135
Transfers out of Level 3		(7)		(7)
Balance, March 31, 2016	$16	$730	$(291)	$455

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

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2016 and 2015 for Level 3 assets and liabilities that were held at March 31, 2016 and 2015:

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2016
Cost of goods sold	$(79)	$(24)	$1	$(102)

Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2015
Cost of goods sold	$21	$(20)	$—	$1

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments

Interest rate derivatives — Bunge, from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. During 2015, Bunge entered into interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. These swap agreements have been designated as fair value hedges. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset.

In February 2016, Bunge entered into one year interest rate swap agreements, having a total notional of $500 million that requires Bunge to pay interest at a fixed rate and receive interest at a variable rate. The interest rate swaps do not qualify for hedge accounting, and therefore Bunge has not designated these swaps as hedge instruments for accounting purposes. The interest rate swaps have been recorded at fair value in the consolidated condensed balance sheets with changes in fair value recorded contemporaneously in earnings.

As of March 31, 2016, Bunge had fixed-to-variable interest rate swap agreements having a total notional amount of $500 million that requires Bunge to pay interest at a variable rate and receive interest at 3.5%. These interest rate swap agreements are designated as fair value hedges of $500 million of its 3.5% 2020 Senior Notes.

	March 31, 2016
	Notional Amount of	Notional Amount
(US$ in millions)	Hedged Obligation	Derivative (3)
Interest rate swap agreements	$500	$500
Weighted average rate payable - 3 month LIBOR plus 1.91% (1)
Weighted average rate receivable - 3.5% (2)

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

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2016
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(222)	$234	Delta
Forwards	—	(7,791)	3,534	Notional
Futures	284	—	—	Notional
Swaps	—	(697)	91	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2016
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(818,387)	—	—	Metric Tons
Options	(20,920)	(8,899)	—	Metric Tons
Forwards	—	(29,644,774)	23,948,974	Metric Tons
Swaps	—	(5,564,218)	1,755,394	Metric Tons

(1)             Exchange traded derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at March 31, 2016 and December 31, 2015, respectively.

The table below summarizes the open ocean freight positions.

	March 31, 2016
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	3,040	—	—	Hire Days
FFA Options	(282)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	March 31, 2016
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	11,981,693	—	—	MMBtus
Swaps	—	—	6,874,101	MMBtus
Options	—	—	—	MMBtus
Energy—Other
Futures	(15,012)	—	—	Metric Tons
Forwards	—	—	7,108,552	Metric Tons
Swaps	244,100	—	—	Metric Tons
Options	—	—	—	Metric Tons

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

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)	Location	2016	2015
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$147	$(262)
Foreign Exchange	Cost of goods sold	242	(85)
Commodities	Cost of goods sold	(230)	327
Freight	Cost of goods sold	(6)	1
Energy	Cost of goods sold	(1)	(1)
Total		$152	$(20)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income three months ended March 31, 2016.

	Three Months Ended March 31, 2016
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$145	$16	Foreign exchange gains (losses)	$(6)	Foreign exchange gains (losses)	$—
Total	$145	$16		$(6)		$—

Net Investment Hedge:
Foreign Exchange (3)	$1,878	$(200)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,878	$(200)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2016, Bunge expects to reclassify into income in the next 12 months approximately $16 million of after-tax gain (loss) related to its foreign exchange cash flow hedges and zero for net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates through November 2020.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the three months ended March 31, 2015.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2015, Bunge expected to reclassify into income in the next 12 months approximately $(53) million of after-tax gains (losses) related to its foreign exchange cash flow hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts matured at various dates in 2015 and 2016.

11.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2016, there was $150 million outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.

At March 31, 2016, Bunge had $3,313 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2016			December 31, 2015
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,058	$4,214	$—	$3,795	$3,879	$53

12.                               TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding of up to $700 million against receivables sold into the Program.

As of March 31, 2016 and December 31, 2015, $487 million and $524 million, respectively, of receivables sold under the Program were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $2,155 million and $2,517 million for the three months ended March 31, 2016 and 2015, respectively.  In addition, cash collections from customers on receivables previously sold were $2,227 million and $2,686 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the three months ended March 31, 2016 and 2015, were $2,263 million and $2,609 million, respectively. These sales resulted in discounts of $2 million for each of the three months ended March 31, 2016 and 2015, which were included in

SG&A in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at March 31, 2016 and December 31, 2015 had a fair value of $80 million and $79 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days.  Delinquencies and credit losses on trade receivables sold under the Program during the three months ended March 31, 2016 and 2015, were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $252 million and $270 million for the three months ended March 31, 2016 and 2015, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $56 million and $126 million for the three months ended March 31, 2016 and 2015, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at March 31, 2016 and December 31, 2015 are the following amounts related to these matters:

	March 31,	December 31,
(US$ in millions)	2016	2015
Tax claims	$180	$163
Labor claims	80	75
Civil and other claims	85	78
Total	$345	$316

Tax claims (non-income tax) - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS and COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the condensed consolidated financial statements.

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of

468 million Brazilian reais (approximately $132 million as of March 31, 2016), plus applicable interest. Management intends to continue to vigorously defend against its pending state cases.

As of March 31, 2016, Bunge’s Brazilian subsidiaries have received in excess of 150 ICMS assessments which ranged from less than 10 thousand Brazilian reais to 70 million Brazilian reais. In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge’s sugar milling subsidiaries for the years 2010 through 2011 and proposed adjustments totaling approximately 45 million Brazilian reais (approximately $13 million as of March 31, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has determined that no reserves are required.

As of December 31, 2015 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments relating to years 2004 through 2010. As of March 31, 2016, the cumulative claims for 2004 through 2010 were approximately 500 million Brazilian reais (approximately $140 million), plus applicable interest and penalties on the outstanding amount. As of December 31, 2014, the claims for 2004 through 2009 were approximately 430 million Brazilian reais (approximately $121 million as of March 31, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of March 31, 2016, totaled approximately $212 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

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

Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$78
Residual value guarantee (2)	154
Total	$232

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2018. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2016, Bunge’s recorded obligation related to these guarantees was $4 million.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At March 31, 2016, Bunge’s recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At March 31, 2016, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,615 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program - In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge repurchased 2,965,349 common shares under this program for $181 million in the first quarter 2016. Total repurchases under the program from its inception in May 2015 through March 31, 2016 were 4,376,559 shares for $281 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	512	(184)	—	—	328
Amount reclassified from accumulated other comprehensive income	—	6	—	—	6
Balance, March 31, 2016	$(5,931)	$36	$(134)	$3	$(6,026)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(1,332)	42	3	—	(1,287)
Amount reclassified from accumulated other comprehensive income	—	13	—	—	13
Balance, March 31, 2015	$(5,229)	$45	$(151)	$3	$(5,332)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2016	2015
Income (loss) from continuing operations	$241	$246
Net (income) loss attributable to noncontrolling interests	3	3
Income (loss) from continuing operations attributable to Bunge	244	249
Other redeemable obligations (1)	(5)	(6)
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	(9)	14
Net income (loss) available to Bunge common shareholders	$222	$249

Weighted-average number of common shares outstanding:
Basic	141,062,415	145,164,587
Effect of dilutive shares:
—stock options and awards (2)	301,236	911,326
—convertible preference shares	7,849,440	7,741,800
Diluted	149,213,091	153,817,713

Basic earnings per common share:
Net income (loss) from continuing operations	$1.64	$1.61
Net income (loss) from discontinued operations	(0.07)	0.10
Net income (loss) attributable to Bunge common shareholders—basic	$1.57	$1.71

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.60	$1.58
Net income (loss) from discontinued operations	(0.06)	0.09
Net income (loss) attributable to Bunge common shareholders—diluted	$1.54	$1.67

(1)             Accretion of redeemable noncontrolling interest of $5 million and $6 million for the three months ended March 31, 2016 and 2015, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three months ended March 31, 2016, and 2015, respectively.

(2)             Approximately 7 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2016.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
March 31, 2016	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$6,283	$1,526	$391	$658	$58	$—	$8,916
Inter—segment revenues	857	26	—	1	—	(884)	—
Gross profit	430	112	55	16	7	—	620
Foreign exchange gains (losses)	24	(1)	(1)	—	(1)	—	21
Noncontrolling interests	2	(2)	—	—	—	3	3
Other income (expense) — net	3	(1)	(2)	(5)	—	—	(5)
Segment EBIT (2)	282	30	22	(14)	2	—	322
Discontinued operations (3)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(55)	(22)	(14)	(19)	(3)	—	(113)
Total assets	12,671	1,998	1,444	2,357	292	177	18,939

Three Months Ended
March 31, 2015
Net sales to external customers	$7,911	$1,648	$446	$747	$54	$—	$10,806
Inter—segment revenues	769	37	36	3	—	(845)	—
Gross profit	506	114	70	21	(1)	—	710
Foreign exchange gains (losses)	(2)	5	(2)	(8)	—	—	(7)
Noncontrolling interests	2	(2)	—	—	—	3	3
Other income (expense) — net	8	—	(1)	(6)	—	—	1
Segment EBIT (2)	330	36	36	(23)	(6)	—	373
Discontinued operations (3)	—	—	—	—	—	14	14
Depreciation, depletion and amortization	(58)	(22)	(11)	(25)	(4)	—	(120)
Total assets	12,113	2,147	1,156	2,524	332	209	18,481

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

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2016	2015
Total segment EBIT from continuing operations	$322	$373
Interest income	10	11
Interest expense	(57)	(53)
Income tax (expense) benefit	(34)	(85)
Income (loss) from discontinued operations, net of tax	(9)	14
Noncontrolling interests’ share of interest and tax	3	3
Net income (loss) attributable to Bunge	$235	$263

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2016 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2015 and to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 for a discussion of our internal controls over financial reporting.

Segment Overview

Agribusiness – EBIT for the first quarter of 2016 was $282 million compared to $330 million in the first quarter of 2015.  Agribusiness results benefited from good performances in South America and effective risk management strategies.  Lower Oilseeds results were due to a softer global soy processing environment.  Results in the U.S. and Europe were negatively impacted by increased export competition from Argentina. This was partially offset by improved results in Argentina, which benefited from increased farmer selling following the devaluation of the Argentine peso. Soy processing results in Brazil were good in the first quarter of 2016 and similar when compared to the first quarter of 2015. Oilseed trading & distribution results were similar to last year, benefiting from strong export flows out of South America.  In Grains, higher results in the quarter were largely driven by improved performances in grain trading & distribution and our port services operation, which benefited from increased South American exports. Higher volumes were primarily driven by increased origination in South America, which more than offset declines in the United States. First quarter results in 2015 benefited from approximately $70 million of mark-to-market reversals on contracts related to oilseed processing and bunker fuel hedges.

Edible oil products – EBIT for the first quarter of 2016 was $30 million compared to $36 million in the first quarter of 2015. Despite continued tough macro-economic conditions in Brazil, volumes recovered towards the end of the first quarter of 2016 and local currency margins were better than last year. India continued to experience double digit volume growth and margin expansion in local currency; however, this was offset by the foreign currency translation impact of a weaker Indian rupee.  Depressed economies, unfavorable foreign currency translation effects and soft consumer demand impacted margins and volumes in Russia and Ukraine. Results in our North American business were comparable to last year, as strong volume growth in our value added downstream business was offset by lower refining margins. The first quarter of 2016 included a $12 million mark-to-market gain, which will reverse in the following quarters.

Milling products – EBIT for the first quarter of 2016 was $22 million compared to $36 million in the first quarter of 2015. While segment volumes have recovered and are up 11% since the second quarter of 2015, our Brazilian business continued to face foreign currency translation headwinds and soft consumer demand, especially in the foodservice channel. Margins in local currency, however, improved driven by productivity and better product mix.  The integration of the Moinho Pacifico acquisition is progressing well, and our world class greenfield mill in Rio de Janeiro, Brazil is on track for start-up in the fourth quarter of 2016.  Higher results in North America were primarily due to improved performance in our value added categories and increased productivity in our U.S. operation. Our Mexican business delivered stronger volumes and productivity gains, but the impacts were offset by foreign currency translation from the weaker Mexican peso.

Sugar and Bioenergy – EBIT for the first quarter of 2016 was a loss of $14 million compared to a loss of $23 million in the first quarter of 2015.  The first quarter of 2016 is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate for most of the quarter and are selling sugar and ethanol inventories from the previous sugarcane harvest.  Higher results in the quarter were primarily driven by our trading & distribution business, which benefited from higher volumes and margins. Results in sugarcane milling were as expected and slightly down from last year, primarily due to lower sales of sugar and ethanol resulting from our commercial decision to carry less inventory into the year than in 2015. Results and related development costs associated with our renewable oils joint venture were losses of $6 million in the quarter.

Fertilizer – EBIT for the first quarter of 2016 was income of $2 million compared to a loss of $6 million in the first quarter of 2015. Improved EBIT in the first quarter of 2016 were primarily due to higher volumes and margins in our Argentine fertilizer operation and increased volumes at our Brazilian port facility. Results in the first quarter of 2015 were impacted by a strike at one of our Argentine plants.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2016	2015
Volumes (in thousands of metric tons):
Agribusiness	32,753	31,244
Edible oil products	1,602	1,605
Milling products	1,106	1,080
Sugar and Bioenergy	1,923	2,216
Fertilizer	166	117

Net sales:
Agribusiness	$6,283	$7,911
Edible oil products	1,526	1,648
Milling products	391	446
Sugar and Bioenergy	658	747
Fertilizer	58	54
Total	$8,916	$10,806

Cost of goods sold:
Agribusiness	$(5,853)	$(7,405)
Edible oil products	(1,414)	(1,534)
Milling products	(336)	(376)
Sugar and Bioenergy	(642)	(726)
Fertilizer	(51)	(55)
Total	$(8,296)	$(10,096)

Gross profit:
Agribusiness	$430	$506
Edible oil products	112	114
Milling products	55	70
Sugar and Bioenergy	16	21
Fertilizer	7	(1)
Total	$620	$710

Selling, general and administrative expenses:
Agribusiness	$(177)	$(184)
Edible oil products	(79)	(81)
Milling products	(29)	(31)
Sugar and Bioenergy	(25)	(30)
Fertilizer	(4)	(5)
Total	$(314)	$(331)

Foreign exchange gains (losses):
Agribusiness	$24	$(2)
Edible oil products	(1)	5
Milling products	(1)	(2)
Sugar and Bioenergy	—	(8)
Fertilizer	(1)	—
Total	$21	$(7)

Noncontrolling interests:
Agribusiness	$2	$2
Edible oil products	(2)	(2)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	—	—
Total	$—	$—

Other income (expense) - net:
Agribusiness	$3	$8
Edible oil products	(1)	—
Milling products	(2)	(1)
Sugar and Bioenergy	(5)	(6)
Fertilizer	—	—
Total	$(5)	$1

Segment earnings before interest and tax:
Agribusiness	$282	$330
Edible oil products	30	36
Milling products	22	36
Sugar and Bioenergy	(14)	(23)
Fertilizer	2	(6)
Total (1)	$322	$373

Depreciation, depletion and amortization:
Agribusiness	$(55)	$(58)
Edible oil products	(22)	(22)
Milling products	(14)	(11)
Sugar and Bioenergy	(19)	(25)
Fertilizer	(3)	(4)
Total	$(113)	$(120)

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

A reconciliation of total segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2016	2015
Total segment EBIT	$322	$373
Interest income	10	11
Interest expense	(57)	(53)
Income tax (expense) benefit	(34)	(85)
Income (loss) from discontinued operations, net of tax	(9)	14
Noncontrolling share of interest and tax	3	3
Net income attributable to Bunge	$235	$263

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Agribusiness Segment - Agribusiness segment net sales decreased by 21% to $6.3 billion in the first quarter of 2016, compared to $7.9 billion in the first quarter of 2015. The decrease was driven by lower overall commodity prices, partly offset by higher volumes which increased 5% from the same period last year.  The decrease in commodity prices included an 11% decrease in average soybean and wheat prices compared to the first quarter of 2015 and a 21% decrease in average soybean meal prices. Average corn prices also decreased by 6% in the first quarter of 2016 compared to the first quarter of 2015.  In our grain origination business, net sales declined driven by the overall decrease in commodity prices, partly offset by an increase in volumes.  Grain origination volumes increased in Brazil and Argentina as we received high levels of commodity deliveries from the farmers in the first quarter of 2016 after they fixed their pricing of future shipments to us in the second half of 2015 when the Brazilian real and Argentine peso weakened against the U.S. dollar. In addition, in Argentina the political change from the presidential election and reduction of export taxes increased origination volumes. The increased grain origination volumes in Brazil and Argentina were partly offset by lower volumes in North America driven by weaker export demand as the North American exports became less competitive due to the stronger U.S. dollar relative to other major origins.  In our oilseed processing business, volumes declined 3%, driven by weaker North American export demand for soybean meal and canola oil and weaker European crush margins in the soybean complex and softseeds. The declines in North America and Europe oilseed processing were partly offset by increased crush volumes in Brazil and Argentina due to the combination of strong demand and good margins.  In our trading and distribution activities, net sales declined primarily due to lower overall commodity prices.

Cost of goods sold decreased by 21% primarily as a result of lower global commodity prices as noted above.  Also, industrial costs were lower resulting from the depreciation of the Brazilian real and Argentine peso to the U.S. dollar.

Gross profit decreased to $430 million in the first quarter of 2016, from $506 million in the first quarter of 2015, primarily driven by lower results in oilseed processing and grain origination, partially offset by higher results in our trading and distribution businesses.  In oilseed processing, soy processing results in the U.S. declined from a record performance in the same period in 2015 due to lower crush margins. Additionally, soy and softseeds processing results in Europe declined due to the increased competition from Argentina supply. In grain origination, margins weakened in Brazil as farmers limited the fixing of prices in their forward sales due to the Brazilian real appreciating against the U.S. dollar in the latter part of the first quarter of 2016.  In trading and distribution, results benefitted from higher margins in Central America and the Middle East and improved port logistics results, which benefited from increased South American exports. Also in the first quarter of 2015, we realized approximately $70 million of mark-to-market gains on the reversal on North American processing and bunker fuel hedges from 2014, which was not repeated in the first quarter of 2016.

SG&A expenses were $177 million in the first quarter of 2016, 4% lower than the $184 million in the same period last year. This reduction was primarily driven by the weakening of most global currencies relative to the U.S. dollar partly offset by increases in expenses in local currency costs due to inflation.

Foreign exchange results in the first quarter of 2016 were gains of $24 million, compared to losses of $2 million in the first quarter of 2015. These results relate primarily to foreign currency hedges.

Other income (expenses)-net was income of $3 million in the first quarter of 2016, primarily resulting from income in an unconsolidated logistics venture in Brazil and a palm plantation venture in Indonesia. Other income (expenses)-net was income of $8 million in the first quarter of 2015, primarily resulting from a gain on a sale of our investment in a port terminal in North America.

Segment EBIT decreased by $48 million to $282 million in the first quarter of 2016 from $330 million in the first quarter of 2015. This decrease was primarily driven by the $70 million mark-to-market gains on the reversal of North American processing and bunker fuel hedges in the first quarter of 2015, partially offset by reduced SG&A and foreign exchange gains.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 7% in the first quarter of 2016 to $1.5 billion, compared to $1.6 billion in the first quarter of 2015, resulting primarily from the depreciation of the Brazilian real, Ukrainian hryvnia and other global currencies, when translated into U.S. dollars.  Total volumes were essentially flat period on period.  In Brazil, volumes increased driven by strong demand of our packaged oil and margarine products although this was fully offset by the depreciation of the Brazilian real when translated into U.S. dollars.  In Germany and Poland, volumes declined in margarine due to a loss of market share to butter.  In North America, edible oil volumes increased as we have acquired key new customers.

Cost of goods sold in the first quarter of 2016 decreased 8% from the same period of 2015, which is in line with the decrease in net sales noted above primarily from the depreciation of global currencies when translated into U.S. dollars.

Gross profit in the first quarter of 2016 decreased to $112 million compared to $114 million for the first quarter of 2015. The slight decrease was primarily driven by lower margins in Brazil driven by the continued difficult economic conditions, and the impact of local currency depreciation against the U.S. dollar. In addition, weaker margins in our European operations, particularly driven by soft demand in Russia and Ukraine were partially offset by improved margins in North America due to sales mix and supply chain efficiency programs. The first quarter of 2016 included $12 million of mark-to-market gains expected to reverse during the remainder of 2016.

SG&A expenses decreased by 2% to $79 million in the first quarter of 2016 compared with $81 million in the same period a year ago, primarily as a result of translation effects of weakening currencies in South America and Europe relative to the U.S. dollar.

Foreign exchange results in the first quarter of 2016 were losses of $1 million, compared to gains of $5 million in 2015.  These results relate primarily to foreign currency hedges.

Segment EBIT decreased by 17% to $30 million for the first quarter of 2016, from $36 million in the first quarter of 2015, as gross profit was slightly lower primarily due to the depreciation of global currencies we operate in, which when translated into U.S. dollars reduces our gross profit, and from certain foreign exchange gains in 2015 which were losses in 2016. This decrease was partially offset by slightly lower SG&A expenses and the $12 million mark-to-market gains noted above.

Milling Products Segment - While overall volumes were slightly higher, Milling Products segment net sales were $391 million in the first quarter of 2016, 12% lower compared to $446 million for the same period a year ago resulting primarily from the depreciation of the Brazilian real and Mexican peso, when translated into U.S. dollars. Additionally, the decline in sales was driven by lower selling prices for wheat and corn products, resulting from lower commodity prices. Partly offsetting the decreases was an increase in net sales volume from our acquisition of Moinho Pacifico in Brazil, which occurred in the fourth quarter of 2015.

Cost of goods sold decreased by 11% to $336 million for the first quarter of 2016 from $376 million in the first quarter of 2015, resulting from lower commodity prices. In addition, foreign exchange effects, including industrial costs in Brazil and Mexico and lower energy prices in the United States, reduced cost of goods sold.

Gross profit decreased by 21% to $55 million in the first quarter of 2016, from $70 million in the first quarter of 2015 primarily due to lower margins in Brazil.  In Brazil, weaker food services and retail channel demand in combination with the impact of the Brazilian real translation reduced margins and volumes.

SG&A expenses decreased by 6% to $29 million during the first quarter of 2016, mainly resulting from the positive impact from the weaker Brazilian real and Mexican peso on the translation of local currency expenses to U.S. dollars.

Segment EBIT decreased to $22 million in the first quarter of 2016, from $36 million last year, primarily as a result of lower gross profit in Brazil.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased by $89 million to $658 million in the first quarter of 2016 compared to $747 million in the same quarter last year. The decrease in sales of 12% is primarily driven by a 13% decline in volumes. The decline in volumes was mostly related to lower sugar sales in our industrial business primarily due to our commercial decision to carry less inventory into 2016 than we did in the previous year. This was partially offset by higher volumes in our global trading and merchandising operations.  Additionally, the depreciation of the Brazilian real against the U.S. dollar, negatively impacted domestic sales of sugar and ethanol in Brazil.

Cost of goods sold decreased 12% in the first quarter of 2016 compared to the same period of 2015 driven by the decline in volumes noted above and the weaker Brazilian real relative to the U.S. dollar.

Gross profit decreased to $16 million in the first quarter of 2016 from the $21 million reported in the first quarter of 2015.  In our industrial business the decline in volumes and the depreciation of the Brazilian real, against the U.S. dollar, negatively impacted gross profit.  Partially offsetting the above were improved results in our trading and distribution business primarily due to increased white sugar sales, improved raw sugar margins and a strong margin environment in Asia.

SG&A expenses decreased by 17% to $25 million in the first quarter of 2016 from $30 million in the comparable period of 2015, primarily due to the depreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars partially offset by increases in local currency costs in Brazil due to local inflationary increases.

Foreign exchange results in the first quarter of 2016 were nil compared to losses of $8 million in the same period of 2015.  These results relate primarily to foreign currency hedges.

Segment EBIT improved to a loss of $14 million in the first quarter of 2016 from a loss of $23 million in the first quarter of 2015. The improvement in foreign exchange results and lower SG&A expenses more than offset the decline in gross profit.

Fertilizer Segment - Fertilizer segment net sales increased 7% to $58 million in the first quarter of 2016, compared to $54 million in the first quarter of 2015, primarily due to higher volumes in Argentina as the prior year had reduced volumes as a result of a strike in 2015 in one of our plants.

Cost of goods sold decreased by $4 million in the first quarter of 2016 to $51 million, compared to $55 million a year ago primarily driven by lower industrial costs and lower costs from nitrogen than in 2015, as we were required to import higher cost material of nitrogen due to the 2015 strike.  This was partially offset by an increase in volumes in 2016.

Gross profit increased by $8 million to $7 million in the first quarter of 2016, from a loss of $1 million in the comparable period of 2015. The improvement was primarily driven by higher volumes in Argentina.

SG&A expenses were $4 million in the first quarter of 2016, compared to $5 million in the comparable period of 2015.

Segment EBIT improved by $8 million to a gain of $2 million in the first quarter of 2016 from a loss of $6 million in the same period a year ago, primarily driven by higher volumes and lower costs in 2016 when compared to the challenging first quarter of 2015 due to the strike.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	March 31,
(US$ in millions)	2016	2015
Interest income	$10	$11
Interest expense	(57)	(53)

Interest income and interest expense remained relatively unchanged between 2016 and 2015.

Income Tax Expense - In the quarter ended March 31, 2016, income tax expense was $34 million compared to $85 million in the quarter ended March 31, 2015. The effective tax rate in the first quarter of 2016 decreased to 12% compared to 26% in the first quarter of 2015. The lower rate in 2016 was primarily due to certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America partially offset by an income tax charge of $32 million recorded for an uncertain tax position related to Asia.  Excluding the effect of the two discrete items noted above and certain other discrete items our effective tax rate for the quarter ended March 31, 2016 was 27%.

Discontinued Operations - Discontinued operations results for the first quarter of 2016 were a loss of $9 million, net of tax, compared to income of $14 million, net of tax, in the first quarter of 2015. Results declined in 2016 primarily driven by foreign exchange losses in the discontinued Brazilian fertilizer retail business while in the same period in 2015 there were foreign exchange gains and a recovery of bad debt expenses, partially offset by certain asset management losses in the first quarter of 2015.

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2016, net income attributable to Bunge decreased by $28 million to $235 million from $263 million in the quarter ended March 31, 2015. This decrease resulted primarily from a decrease in segment EBIT of $51 million, particularly in agribusiness and milling products, an increase in losses in discontinued operations, partially offset by lower income tax expense.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.61 and 1.49 at March 31, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $523 million and $411 million at March 31, 2016 and December 31, 2015, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,769 million and $3,393 million at March 31, 2016 and December 31, 2015, respectively. Of these amounts $2,877 million and $2,513 million were attributable to merchandising activities at March 31, 2016 and December 31, 2015, respectively. RMI at fair value in the aggregate amount of $108 million and $110 million at March 31, 2016 and December 31, 2015, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $80 million and $163 million at March 31, 2016 and December 31, 2015, respectively, which can be attributed to our trading and merchandising business.

Financing Arrangements and Outstanding Indebtedness - We conduct most of our financing activities through a centralized financing structure that provides the company efficient access to debt and capital markets.  This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Bunge Limited’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

Revolving Credit Facilities - At March 31, 2016, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,313 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		March 31,	March 31,	December 31,
and Revolving Credit Facilities	Maturities	2016	2016	2015

Commercial paper	2019	$600	$150	$—
Long-term revolving credit facilities (1)	2016-2019	4,415	1,552	752
Total		$5,015	$1,702	$752

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

We had $200 million of borrowings outstanding at March 31, 2016 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and November, 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.90% to 1.55% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate of 0.25%.

We had $977 million of borrowings outstanding at March 31, 2016 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. The amendment agreement also lowers the range of margin applicable to our borrowings under the Facility. Borrowings under the Facility bears interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.

We had $375 million of borrowings outstanding at March 31, 2016 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as the administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at March 31, 2016 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2016, $150 million of borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At both March 31, 2016 and December 31, 2015, there were no outstanding borrowings under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $425 million at March 31, 2016 from December 31, 2015, primarily due to funding of working capital financing requirements and the repurchase of common shares for $181 million. For the three month period ended at March 31, 2016, our average short and long-term debt outstanding was approximately $4,546 million compared to approximately $4,111 million for the three months ended at March 31, 2015. Our long-term debt balance was $4,058 million at March 31, 2016 compared to $3,795 million at December 31, 2015. The following table summarizes our short-term debt at March 31, 2016.

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$660	4.84%	$660	$579	4.90%
Commercial paper	150	0.66%	150	88	0.66%

Total	$810	4.07%	$810	$667	4.34%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2016	2015
Short-term debt: (1)
Short-term debt, including consolidated investment fund debt in 2015(2)	$810	$648
Current portion of long-term debt	213	869
Total short-term debt	1,023	1,517
Long-term debt (3):
Bilateral revolving credit facilities expiry 2016	200	300
Revolving credit facilities expiry 2018	1,352	452
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	253	237
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	53	50
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
4.10% Senior Notes due 2016	—	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
Other	168	224
Subtotal	4,058	3,795
Less: Current portion of long-term debt	(213)	(869)
Total long-term debt, including consolidated investment fund debt in 2015	3,845	2,926
Total debt	$4,868	$4,443

(1)             Includes secured debt of $7 million and $36 million at March 31, 2016 and December 31, 2015, respectively.

(2)             Includes $131 million and $130 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 16.63% and 16.06% as of March 31, 2016 and December 31, 2015, respectively.

(3)             Includes secured debt of $30 million and $47 million at March 31, 2016 and December 31, 2015, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2016 are as follows:

	Short-term	Long-term
	Debt (1)	Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Stable
Fitch	Not Rated	BBB	Stable

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2016.

Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the “Program”) in June 2011, which provides us with an additional source of liquidity. The Program provides funding of up to $700 million against receivables sold and terminates on June 1, 2016.

Equity

Total equity is set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2016	2015
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,108	5,105
Retained earnings	7,900	7,725
Accumulated other comprehensive income	(6,026)	(6,360)
Treasury shares, at cost - 2016 - 12,551,432 shares and 2015 - 9,586,083 shares	(901)	(720)
Total Bunge shareholders’ equity	6,772	6,441
Noncontrolling interest	191	211
Total equity	$6,963	$6,652

Total equity was $6,963 million at March 31, 2016 compared to $6,652 million at December 31, 2015. The increase in shareholders’ equity was due to cumulative translation gains of $512 million, primarily resulting from the devaluation of the U.S. dollar relative to the Brazilian real and $235 million net income attributable to Bunge for the three months ended March 31, 2016.  These increases were partially offset by declared dividends to common and preferred shareholders of $52 million and $8 million, respectively and the $181 million cost for purchasing treasury shares during the three months ended March 31, 2016.

Noncontrolling interest decreased to $191 million at March 31, 2016 from $211 million at December 31, 2015, primarily due to the deconsolidation of a variable interest entity that was previously consolidated.

As of March 31, 2016, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1376 Bunge Limited common shares, based on the conversion price of $87.9044 per share, subject to certain additional anti-dilution adjustments (which represents 7,849,440 Bunge Limited common shares at March 31, 2016). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

Cash Flows

Our cash flows from operations vary depending on, among other items, the market prices and timing of the purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories.

For the quarter ended March 31, 2016, our cash and cash equivalents increased by $112 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to an increase of $18 million in cash and cash equivalents for the three months ended March 31, 2015.

Cash provided by operating activities was $77 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $308 million for the three months ended March 31, 2015. The increase in net operating assets and liabilities reflects higher levels of working capital due to the seasonal increases associated with Brazilian farmer deliveries.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2016 and 2015, we recorded a foreign exchange loss of $78 million and a gain of $225 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have, no impact on cash flows from operations.

Cash used for investing activities was $212 million in the three months ended March 31, 2016 compared to $188 million in the three months ended March 31, 2015. For the three months ended March 31, 2016, payments were made for capital expenditures of $110 million, primarily related to upgrade and expansion of our export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil. During the first three months of 2015, payments made for capital expenditures of $117 million were primarily related to replanting of sugarcane for our industrial sugar business in Brazil, the expansion of a port facility in Ukraine and construction of oilseed processing plants in Ukraine and Asia-Pacific. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets for the snack food industry for $48 million.

Cash provided by financing activities was $219 million in the three months ended March 31, 2016, compared to cash used for financing activities of $35 million in the three months ended March 31, 2015. In the three months ended March 31, 2016, the net increase of $469 million in borrowings was primarily used to fund working capital and finance capital expenditures. In addition, we paid dividends of $62 million to our common shareholders and holders of our convertible preference shares. Further, in connection with our common share repurchase program, in 2016 we purchased 2,965,349 of our common shares at a cost of $181 million.  For the three months ended March 31, 2015, the net increase of $214 million in borrowings resulted in connection with our common share repurchase program. In 2015 we purchased 2,460,600 of our common shares at a cost of $200 million and we paid $48 million for the acquisition of HHI.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at March 31, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$78
Residual value guarantee (2)	154
Total	$232

(1)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2018.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2016, our recorded obligation related to these guarantees was $4 million.

(2)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At March 31, 2016, our recorded obligation related to these guarantees was $5 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At March 31, 2016, debt with a carrying amount of $4,615 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.38 per share on March 2, 2016 to common shareholders of record on February 17, 2016.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2016 to shareholders of record on February 15, 2016.  On March 1, 2016, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.38 per common share.  The dividend will be payable on June 2, 2016 to common shareholders of record on May 19, 2016.  We also announced on March 1, 2016 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2016 to shareholders of record on May 15, 2016.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2016. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material.  See Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.

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

	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$443	$(44)	$642	$(64)
Lowest daily aggregated position value	$(158)	$(16)	$(950)	$(95)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2016 was not material.

We have significant operations in Argentina. We utilize the official exchange rate published by the Argentine government for our commercial transactions and re-measurement purposes of financial statements. The Argentine peso continued to experience volatility during the first quarter 2016. Our financial position and results of operations are not materially impacted; however we continue to monitor political and economic conditions, including inflation in Argentina.

When determining our foreign exchange exposure, we calculate separately foreign exchange gains and losses on our intercompany loans which are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $144 million for the three months ended March 31, 2016 and foreign exchange losses of $541 million for the year ended December 31, 2015 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at March 31, 2016, was $5,028 million with a carrying value of $4,868 million. There was no significant change in our interest rate risk at March 31, 2016.

A hypothetical 100 basis point increase in the interest yields on our debt at March 31, 2016 would result in a decrease of approximately $33 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2016 would cause an increase of approximately $34 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $33 million in our interest expense on our variable rate debt at March 31, 2016. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EUROLIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness in internal control over financial reporting described below and in our 2015 Annual Report on Form 10-K.

Material Weaknesses — A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the preparation and review of our Consolidated Statements of Cash Flows as described in our 2015 Annual Report on Form 10-K. Specifically, controls were not designed to ensure that cash received from settlement of net investment hedges was properly classified in the Consolidated Statement of Cash Flows, and management’s review process was not effective in detecting this error.

Internal Control Over Financial Reporting — Except as noted below, there have been no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Remediation Plan

Management has developed a detailed plan and timetable for the implementation of the remediation of the material weakness described above and will monitor their implementation. Management believes these efforts will effectively remediate the material weakness. The Company continues to evaluate and work to improve its internal control over financial reporting, however, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described below.

Accordingly, Management has designed and implemented compensating controls and are enhancing and revising the design of existing controls and procedures to properly remediate the material weakness in our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to the end of 2016.

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

For a discussion of certain tax matters relating to Argentina and Brazil, see Notes 8 and 14. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $72 million and $71 million, for labor and civil claims respectively, as of March 31, 2016. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 88 million Brazilian reais (approximately $25 million as of March 31, 2016) related to a legacy environmental claim in Brazil.

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

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no time expiration associated with it. The table below sets forth information regarding Bunge’s purchases of its common stock during the three months ended March 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	1,510,700	$66.21	1,510,700	$300,000,000
March 1, 2016 — March 31, 2016	1,454,649	$55.85	1,454,649	$219,000,000
Total	2,965,349	$61.13	2,965,349

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

BUNGE LIMITED

Date: April 28, 2016	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1